Form 10-Q
period 2017-09-30
Bandwidth Inc.
filed 2017-12-14
CIK 1514416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________________
FORM 10-Q
______________________________________________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2017

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-220945

Bandwidth Inc.
(Exact name of registrant as specified in its charter)
 ______________________________________________

Delaware	56-2242657
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

900 Main Campus Drive
Raleigh, NC 27606
(Address of principal executive offices) (Zip Code)

(800) 808-5150
(Registrant’s telephone number, including area code)
______________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”,“smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of November 30, 2017, 4,197,831 shares of the registrant’s Class A common stock and 13,423,489 shares of registrant’s Class B common stock were outstanding,respectively.

Bandwidth Inc.
Quarterly Report on Form 10-Q

FORM 10-Q
Quarterly Period Ended September 30, 2017

Special Note Regarding Forward-Looking Statement

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "exchange Act"). All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Forward-looking statements generally can be identified by the words “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” "would," "project," "plan," “estimate,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations strategy, plans or intentions. Forward looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our ability to attract and retain customers, including large enterprises;

•	our approach to identifying, attracting and keeping new and existing customers, as well as our expectations regarding customer turnover;

•	our beliefs regarding network traffic growth and other trends related to the usage of our products and services;

•	our expectations regarding revenue, costs, expenses, gross margin, dollar based net retention rate, adjusted EBITDA and capital expenditures;

•	our beliefs regarding the growth of our business and how that impacts our liquidity and capital resources requirements;

•	the sufficiency of our cash and cash equivalents to meet our liquidity needs;

•	our ability to attract, train, and retain qualified employees and key personnel;

•	our beliefs regarding the expense and productivity of and competition for our sales force;

•	our expectations regarding headcount;

•	our ability to maintain and benefit from our corporate culture;

•	our plans to further invest in and grow our business, and our ability to effectively manage our growth and associated investments;

•	our ability to introduce new products and services and enhance existing products and services;

•	our ability to compete successfully against current and future competitors;

•	the evolution of technology affecting our products, services and markets;

•	the impact of certain new accounting standards and guidance as well as the time and cost of continued compliance with existing rules and standards;

•	our beliefs regarding the use of non-GAAP financial measures;

•	our ability to maintain, protect and enhance our intellectual property;

•	our expectations regarding litigation and other pending or potential disputes; and

•	our ability to comply with modified or new laws and regulations.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under the caption “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the Securities and Exchange Commission ("SEC").

In addition, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

The forward-looking statements contained herein are based on our current expectations and assumptions and on information available as of the date of the filing of this Quarterly Report on Form 10-Q. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

Unless expressly indicated or the context requires otherwise, the terms "Bandwidth," "we," "us," and "our" in this document refer to Bandwidth Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries. All information is presented in thousands, except per share amounts, customer count and where specifically noted.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BANDWIDTH INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	December 31, 2016	September 30, 2017
Assets
Current assets:
Cash and cash equivalents	$6,788	$5,366
Accounts receivable, net of allowance for doubtful accounts	16,838	18,702
Prepaid expenses and other current assets	4,416	6,157
Total current assets	28,042	30,225
Property and equipment, net	11,181	12,389
Intangible assets, net	8,482	7,853
Deferred costs, non-current	1,696	4,903
Other long-term assets	1,011	1,069
Goodwill	6,867	6,867
Deferred tax asset	12,694	9,244
Total assets	$69,973	$72,550
Liabilities, redeemable convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$4,688	$2,518
Accrued expenses and other current liabilities	14,649	15,783
Current portion of deferred revenue and advanced billings	4,032	4,710
Line of credit, current portion	5,000	—
Current portion of long-term debt	2,100	2,849
Total current liabilities	30,469	25,860
Other liabilities	611	1,431
Deferred revenue, net of current portion	1,711	2,439
Long-term debt, net of current portion	37,738	35,501
Total liabilities	70,529	65,231
Redeemable convertible preferred stock	21,818	21,818
Commitments and contingencies
Stockholders’ deficit:
Class A and Class B common stock	12	12
Additional paid-in capital	9,356	10,661
Accumulated deficit	(31,742)	(25,172)
Total stockholders’ deficit	(22,374)	(14,499)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$69,973	$72,550
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Except Share and per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Revenue	$38,603	$41,338	$113,373	$120,489
Cost of revenue	21,514	22,571	64,177	66,431
Gross profit	17,089	18,767	49,196	54,058
Operating expenses:
Research and development	2,390	2,771	6,157	7,862
Sales and marketing	2,418	3,128	6,876	8,099
General and administrative	7,899	9,797	23,571	25,691
Total operating expenses	12,707	15,696	36,604	41,652
Operating income	4,382	3,071	12,592	12,406
Other expense, net	(229)	(538)	(597)	(1,950)
Income from continuing operations before income taxes	4,153	2,533	11,995	10,456
Income tax provision	(137)	(899)	(406)	(3,886)
Income from continuing operations	4,016	1,634	11,589	6,570
Loss from discontinued operations, net of income taxes	(728)	—	(3,739)	—
Net income	$3,288	$1,634	$7,850	$6,570
Total comprehensive income, net of income tax	$3,288	$1,634	$7,850	$6,570
Earnings per share:
Income from continuing operations	$4,016	$1,634	$11,589	$6,570
Less: income allocated to participating securities	531	213	1,533	858
Income from continuing operations attributable to common stockholders	$3,485	$1,421	$10,056	$5,712
Income from continuing operations per share:
Basic	$0.30	$0.12	$0.86	$0.48
Diluted	$0.27	$0.11	$0.78	$0.42

Net income	$3,288	$1,634	$7,850	$6,570
Less: income allocated to participating securities	435	213	1,038	858
Net income attributable to common stockholders	$2,853	$1,421	$6,812	$5,712
Net income per share:
Basic	$0.25	$0.12	$0.59	$0.48
Diluted	$0.22	$0.11	$0.53	$0.42
Weighted average number of common shares outstanding:
Basic	11,600,189	11,828,657	11,643,664	11,814,045
Diluted	12,810,379	13,252,737	12,828,894	13,487,649
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2017
Operating activities
Net income	$7,850	$6,570
Loss from discontinued operations, net of income taxes	3,739	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,768	4,272
Amortization of debt issuance costs	27	96
Stock-based compensation	1,099	1,102
Change in fair value of shareholders’ anti-dilutive arrangement	—	689
Deferred taxes	253	3,450
Loss on disposal of property and equipment	11	55
Changes in operating assets and liabilities:
Accounts receivable	(3,483)	(1,864)
Prepaid expenses and other assets	(1,421)	(1,470)
Deferred costs	(671)	(3,556)
Accounts payable	1,087	(2,170)
Accrued expenses and other liabilities	(1,598)	1,267
Deferred revenue and advance billings	1,066	1,405
Net cash provided by operating activities from continuing operations	12,727	9,846
Net cash used in operating activities from discontinued operations	(7,613)	—
Net cash provided by operating activities	5,114	9,846
Investing activities
Purchase of property and equipment	(2,688)	(2,323)
Capitalized software development costs	(1,537)	(2,586)
Net cash used in investing activities from continuing operations	(4,225)	(4,909)
Net cash used in investing activities from discontinued operations	(1,005)	—
Net cash used in investing activities	(5,230)	(4,909)
Financing activities
Borrowings on line of credit	40,200	4,000
Repayments on line of credit	(45,200)	(9,000)
Payments on capital leases	(81)	(49)
Repayments on term loan	—	(1,500)
Payment of debt issuance costs	(13)	—
Proceeds from issuances of common stock	932	174
Decrease in restricted cash	38	16
Net cash used in financing activities from continuing operations	(4,124)	(6,359)
Net decrease in cash and cash equivalents	(4,240)	(1,422)
Cash and cash equivalents, beginning of period	10,059	6,788
Cash and cash equivalents, end of period	$5,819	$5,366
Supplemental disclosure of cash flow information
Cash paid during the year for interest	571	1,346
Cash paid for taxes	$159	$691
Supplemental disclosure of noncash financing activities
Acquisition of equipment through capital leases	$132	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bandwidth Inc.
Notes to Condensed Consolidated Financial Statements
(In Thousands Except Share and per Share Amounts)
(Unaudited)
1. Organization and Description of Business
Bandwidth Inc. (together with its subsidiaries, “Bandwidth” or the “Company”) was founded in July 2000 and incorporated in Delaware on March 29, 2001. The Company’s headquarters are located in Raleigh, North Carolina. The Company is a cloud-based, software-powered communications platform-as-a-service (“CPaaS”) provider that enables enterprises to create, scale and operate voice or text communications services across any mobile application or connected device or enterprises.
The Company has two operating and reportable segments, CPaaS and Other. CPaaS revenue is derived from usage and monthly services fees charged for usage of Voice, Messaging, 911 and Phone Numbers solutions through the Company’s proprietary CPaaS software application programming interfaces. Other revenue consists of fees charged for services provided such as: SIP trunking, data resale, and a hosted Voice-over Internet Protocol (“VoIP”). The Other segment also includes revenue from traffic generated by other carriers (“CABS”), SMS registrations fees and other miscellaneous product lines.
Initial Public Offering
On November 9, 2017, the Company's Registration Statement on Form S-1 relating to the initial public offering (“IPO”) of its Class A common stock was declared effective by the SEC. Immediately prior to the closing of the initial public offering, the Company’s certificate of incorporation was amended such that (i) each share of the Company’s then-outstanding Class A voting common stock (“Old Class A common stock”) was reclassified as one share of Class B common stock (“New Class B common stock”), which has ten votes per share, (ii) each share of the Company’s then-outstanding Class B non-voting common stock (“Old Class B common stock”) was reclassified as one share of Class A common stock ("New Class A common stock"), which has one vote per share and (iii) options and warrants exercisable into the Company’s Old Class A common stock and Old Class B common stock became exercisable into New Class B common stock and New Class A common stock, respectively. In addition, immediately prior to pricing of the IPO, all shares of the Company’s then-outstanding convertible preferred stock were converted into New Class B common stock. In connection with the Company’s IPO 4,000,000 shares of the Company's New Class A common stock were sold at an initial public offering price of $20.00 per share for proceeds of approximately $74,400, net of underwriting discounts and commissions.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on November 13, 2017 (the “Prospectus”).
The Company had no components of other comprehensive income during any of the periods presented, and as such, a separate consolidated statement of comprehensive income is not presented.
The condensed consolidated balance sheet as of December 31, 2016, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2017 or any future period.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Bandwidth Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the amounts reported in these financial statements and accompanying notes. Although the Company believes the estimates it uses are reasonable, due to the inherent uncertainty involved in making these estimates, actual results reported in future periods could differ from those estimates. These estimates in the condensed consolidated financial statements include, but are not limited to, allowance for doubtful accounts, recoverability of long-lived and intangible assets, customer relationship period, valuation allowances on tax assets, certain accrued expenses, and contingencies.
Concentration of Credit Risk
Financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. Cash deposits may be in excess of insured limits. The Company believes that the financial institutions that hold its cash deposits are financially sound and, accordingly, minimal credit risk exists with respect to these balances.
With regard to customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. No individual customer represented more than 10 percent of accounts receivable as of December 31, 2016 and September 30, 2017.
For the three and nine months ended September 30, 2016 and 2017, no individual customer represented more than 10 percent of the Company’s total revenue.

Significant Accounting Policies
There have been no changes to our significant accounting policies described in the Prospectus.
Recent Accounting Pronouncements Not Yet Adopted
In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718, Compensation-Stock Compensation. ASU 2017-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2017, and early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment. The ASU requires impairment charges to be based on the first step in today’s two-step impairment test under Accounting Standards Codification (“ASC”) 350. ASU 2017-04 is effective for annual and interim impairment tests performed in periods beginning after December 15, 2021, and early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business, which amends the guidance of FASB Accounting Standards Codification Topic 805, “Business Combinations”, adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted under certain circumstances. The adoption of this standard is dependent upon future transactions.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, and early adoption is permitted. Entities will have to apply the guidance retrospectively, but if it is impracticable to do so for an issue, the amendments related to that issue would be applied prospectively. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. The standard will affect all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short- term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee. For lessors, accounting for leases is substantially the same as in prior periods. ASU 2016-02 is effective for fiscal years beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020, and early adoption is permitted. For leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. While the Company expects the adoption of this standard to result in an increase to the reported assets and liabilities, it has not yet determined the full impact that the adoption of this standard will have on its financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This new guidance will replace most existing. GAAP guidance on this topic. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the effective date, which deferred by one year the effective date for the new revenue reporting standard for entities reporting under GAAP. In accordance with the deferral, this guidance will be effective beginning January 1, 2019. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted beginning January 1, 2017. In December 2016, the FASB issued ASU 2016-20, Revenue from Contracts with Customers, Technical Corrections and Improvements to Topic 606, which made twelve additional technical corrections and improvements to the new revenue standard. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, clarifying the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments reduce the cost and complexity of identifying promised goods or services and improve the guidance for determining whether promises are separately identifiable. The amendments also provide implementation guidance on accounting for an entity’s promise to grant a license. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, clarifying guidance on assessing collectability, presentation of sales taxes, noncash consideration, completed contracts and contract modifications. The effective date and transition requirements for ASU 2016-20, ASU 2016-08 and ASU 2016-10 are the same as the effective date and transition requirements for ASU 2014-09.

The Company is still assessing all potential impacts of the new standard on its consolidated financial statements. Given the comprehensive nature of the standard, the Company has already taken steps to begin assessing the impact on its consolidated financial results. It has completed a preliminary diagnostic, in order to highlight potential differences between current accounting policies and the new standard, and has begun drafting memos to document its accounting positions. Additionally, the Company engaged a third-party service provider to assist in its evaluation of customer contracts and to identify the attributes that could result in a different accounting treatment under ASU 2014-09. From an information technology perspective, the Company has identified a new technology solution which meets its business requirements and will be implemented to comply with ASC 2014-09. The Company has not reached a conclusion as to whether the quantitative effect of the adoption of the new standard on its revenue streams will be material. It will continue to monitor and assess the impact of the changes of the new standard and the related interpretations of its application as they become available.

3. Discontinued Operations

On April 20, 2015, the Company created a wholly owned subsidiary, Republic Wireless, Inc. (“Republic”), which was incorporated in Delaware. On November 30, 2016, the Company completed a pro-rata distribution of the common stock of Republic to its stockholders of record as of the close of business (the “Spin-Off”). Each of its stockholders received one share of Republic common stock for each share of Bandwidth common or redeemable convertible preferred stock held as of the close of business on November 30, 2016. Accordingly, the results of operations, financial condition and cash flows of Republic have been presented as discontinued operations for all periods presented in the accompanying consolidated financial statements.

The table below provides the operating results of the discontinued operations for the three and nine months ended September 30, 2016:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Revenue	$25,919	$68,164
Direct costs of network services and equipment	(19,335)	(50,823)
Operating expense	(7,072)	(20,312)
Depreciation and interest	(240)	(768)
Loss from discontinued operations	$(728)	$(3,739)

4. Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value as of December 31, 2016 and September 30, 2017 because of the relatively short duration of these instruments. The carrying value of long-term debt approximates fair value given the interest rates are based on market rates.

The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following table summarizes the assets and liabilities measured at fair value as of December 31, 2016 and September 30, 2017:

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands Except Share and per Share Amounts)

	Fair Value Measurements on a Recurring Basis December 31, 2016
	Level 1	Level 2	Level 3	Total
Money Market Account	$63	$—	$—	$63
Shareholders’ anti-dilutive arrangement	—	—	(184)	(184)

	Fair Value Measurements on a Recurring Basis September 30, 2017
	Level 1	Level 2	Level 3	Total
Money Market Account	$64	$—	$—	$64
Shareholders’ anti-dilutive arrangement	—	—	(873)	(873)
There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2016 or the nine months ended September 30, 2017.
The money market account is included in cash and cash equivalents in the consolidated balance sheets as of December 31, 2016 and September 30, 2017.
On February 22, 2011, the Company entered into an agreement with the Principal Non-Founder Stockholders ("Principal Stockholders"). Under the terms of the agreement, the Principal Stockholders received the right (“shareholders' anti-dilutive arrangement”) to purchase a pro-rata number of shares based on their ownership percentage of outstanding shares, when certain option holders exercise his or her stock option. The price at which the Principal Stockholders may purchase their pro-rata shares matches the exercise price of the option exercised. The Principal Stockholders have 90 days from the date of receipt of notice to inform the Company of their intention to purchase stock under the terms of the agreement. On a quarterly basis, the Company adjusts this liability to fair value.
The agreement terminates by one of the following events:

•	closing of a “Qualified Public Offering,” which is defined as one resulting in aggregate net proceeds to the Company equal to or greater than $20 million, or

•	a “true sale” as defined in the Investors’ Rights Agreement.
Upon termination of the agreement, this liability would terminate.
The shareholders’ anti-dilutive arrangement is included in other liabilities in the consolidated balance sheets as of December 31, 2016 and September 30, 2017. The change in fair value of the Level 3 liability resulted in $136 and $689 of additional expense for the three and nine months ended September 30, 2017, respectively, which is recorded in other expense in the condensed consolidated statements of operations and comprehensive income.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands Except Share and per Share Amounts)

The fair value of the shareholders’ anti-dilutive arrangement is estimated using the Black-Scholes-Merton option pricing model. The significant unobservable inputs used in the fair value measurement of the shareholders’ anti-dilutive arrangement are the fair value of the Company’s stock and the expected term of the options. The expected term is calculated as a weighted average of the estimated time to IPO as of the measurement date and the historical average term of options subject to the agreement which were vested and expired or were exercised. Volatility is based on the historical volatility of certain public entities that are similar to the Company as the Company does not have sufficient historical transactions of its own shares on which to base expected volatility. Significant increases (decreases) in the fair value of the Company’s stock price would result in a significantly larger (smaller) fair value liability measurement. Significant increases (decreases) in the expected term would result in a larger (smaller) fair value liability measurement.

5. Financial Statement Components
Accounts receivable, net of allowance for doubtful accounts consisted of the following:

	December 31, 2016	September 30, 2017
Trade accounts receivable	$31,734	$40,351
Unbilled accounts receivable	7,368	7,859
Allowance for doubtful accounts	(22,571)	(30,040)
Other accounts receivable	307	532
Total accounts receivable, net	$16,838	$18,702

Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on management’s assessment of the collectability of its accounts receivable. The Company regularly reviews the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness and current economic trends. If the financial condition of customers were to deteriorate, resulting in their inability to make required payments, additional provisions for doubtful accounts would be required and would increase bad debt expense. Management has evaluated the collectability of trade accounts receivable and determined that allowances of approximately $22,571 and $30,040 for uncollectible accounts and customer balances that are disputed were required as of December 31, 2016 and September 30, 2017, respectively. The allowance for doubtful accounts primarily relates to billings for CABS services where collectability was not probable. A roll forward of the components of the allowance for doubtful accounts for the three and nine months ended September 30, 2016 and 2017 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Allowance for doubtful accounts:	2016	2017	2016	2017
Balance, beginning of period	$182	$112	$238	$255
Charged to bad debt expense	(87)	83	45	95
Deductions(1)	(25)	(19)	(213)	(174)
Balance, end of period	$70	$176	$70	$176
________________________
(1) Write off of uncollectible accounts after all collection efforts have been exhausted.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands Except Share and per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
Allowance for CABS revenue:	2016	2017	2016	2017
Balance, beginning of period	$15,641	$27,401	$12,318	$22,316
Billings deemed not probable of collection(1)	5,119	2,485	8,466	7,613
Deductions(2)	(1)	(22)	(25)	(65)
Balance, end of period	$20,759	$29,864	$20,759	$29,864
________________________
(1) Represents amounts billed but where collectibility is not probable based on customers collection experience. Amounts were charged to a contra-revenue account.
(2) Write off of uncollectible accounts after all collection efforts have been exhausted.

	Three Months Ended September 30,		Nine Months Ended September 30,
CABS revenue:	2016	2017	2016	2017
Billed	$7,246	$4,992	$15,094	$14,501
Revenue recognized	2,127	2,507	6,628	6,888
Billings deemed not probable of collection(1)	$5,119	$2,485	$8,466	$7,613
________________________
(1) Represents amounts billed but where collectibility is not probable based on customers collection experience. Amounts were charged to a contra-revenue account.

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2016	September 30, 2017
Accrued expense	$6,853	$8,319
Accrued compensation and benefits(1)	4,373	4,656
Accrued sales, use, and telecom related taxes	2,769	2,325
Other accrued expenses	654	483
Total accrued expenses	$14,649	$15,783
________________________
(1) On September 1, 2017, the Company reached a separation agreement with one of its executives. The agreement resulted in a severance liability of approximately $660 as of September 30, 2017.

6. Property and Equipment
Property and equipment, net consisted of the following:

	December 31, 2016	September 30, 2017
Furniture and fixtures	$680	$680
Computer and office equipment	7,539	7,525
Telecommunications equipment	13,718	16,815
Leasehold improvements	453	453
Software development costs	13,677	15,198
Automobile	10	10
Total cost	36,077	40,681
Less—accumulated depreciation	(24,896)	(28,292)
Total property and equipment, net	$11,181	$12,389
The Company capitalized $612 and $1,537 of software development costs in the three and nine months ended September 30, 2016, respectively, and $988 and $2,586 in the three and nine months ended September 30, 2017, respectively.
Amortization of capitalized software development costs was $929 and $2,766 for the three and nine months ended September 30, 2016, respectively, and $524 and $1,659 for the three and nine months ended September 30, 2017, respectively.
The Company recognized depreciation expense, which includes amortization of capitalized software development costs, as follows:

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands Except Share and per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Cost of revenue	$1,155	$1,161	$3,514	$3,245
Research and development	15	29	64	51
Sales and marketing	6	6	15	20
General and administrative	149	45	506	327
Total depreciation expense	$1,325	$1,241	$4,099	$3,643

7. Intangible Assets
Intangible assets consisted of the following as of December 31, 2016:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Amortization Period
				(Years)
Customer relationships	$10,396	$(3,032)	$7,364	20
Domain name and related trademarks	2,678	(2,324)	354	3–7
Licenses, amortizable	341	(341)	—	2
Non-compete agreements	139	(139)	—	2–5
Developed technology	775	(775)	—	3
Licenses, indefinite lived	764	—	764	Indefinite
Total intangible assets, net	$15,093	$(6,611)	$8,482
Intangible assets consisted of the following as of September 30, 2017:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Amortization Period
				(Years)
Customer relationships	$10,396	$(3,422)	$6,974	20
Domain name and related trademarks	2,678	(2,563)	115	3–7
Licenses, amortizable	341	(341)	—	2
Non-compete agreements	139	(139)	—	2–5
Developed technology	775	(775)	—	3
Licenses, indefinite lived	764	—	764	Indefinite
Total intangible assets, net	$15,093	$(7,240)	$7,853
Amortization expense for definite lived intangible assets was $222 and $669 in the three and nine months ended September 30, 2016, respectively, and $210 and $629 in the three and nine months ended September 30, 2017, respectively. The weighted average amortization period for all definite lived intangible assets is 19 years.
Future estimated amortization expense subsequent to September 30, 2017 is as follows:

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands Except Share and per Share Amounts)

Amount
2017 (remaining three months)	$209
2018	555
2019	520
2020	520
2021	520
Thereafter	4,765
$7,089

8. Debt
As of December 31, 2016 and September 30, 2017, the Company had $40,000 and $38,500, respectively, outstanding on the term loan and $5,000 and $0, respectively, on the revolving loan and was in compliance with all financial and non-financial covenants for all periods presented. The available borrowing under the Credit and Security Agreement was $25,000 as of September 30, 2017. Beginning on March 31, 2017, the term loan is payable in consecutive equal quarterly installments with the balance payable in full on the term loan maturity date (November 3, 2021). Future payments under the term loan subsequent to September 30, 2017 are as follows:

Amount
2017 (remaining three months)	$500
2018	3,000
2019	3,000
2020	4,000
2021	28,000
$38,500
As of December 31, 2016 and September 30, 2017, the outstanding unamortized loan fees for the revolving loan were $199 and $163, respectively, and were included in other long-term assets. As of December 31, 2016 and September 30, 2017, unamortized loan fees for the term loan were $326 and $266, respectively, which are netted against long-term debt.
Capital Leases
The Company leases various equipment under leases accounted for as capital leases with expiration dates ranging from March 2016 through October 2018. As of December 31, 2016, cost and accumulated depreciation of the assets under capital leases recorded by the Company were $1,951 and $1,807, respectively. As of September 30, 2017, cost and accumulated depreciation of the assets under capital leases recorded by the Company were $1,951 and $1,865, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands Except Share and per Share Amounts)

Remaining payments due on the Company’s capital lease obligations as of September 30, 2017, are as follows:

Amount
2017	$25
2018	91
Less amount representing interest	—
116
Less current maturities	99
$17
9. Segment and Geographic Information
The Company has two reportable segments CPaaS and Other. Segments are evaluated based on revenue and gross profit. The Company does not allocate operating expenses, interest expense or income tax expense to its segments. Accordingly, the Company does not report such information. Additionally, the Chief Operating Decision Maker ("CODM") does not evaluate the Company’s operating segments using discrete asset information. The segments share the majority of the Company’s assets. Therefore, no segment asset information is reported.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
CPaaS
Revenue	$30,249	$33,397	$86,900	$96,591
Cost of revenue	18,197	19,247	53,576	56,394
Gross profit	$12,052	$14,150	$33,324	$40,197
Other
Revenue	$8,354	$7,941	$26,473	$23,898
Cost of revenue	3,317	3,324	10,601	10,037
Gross profit	$5,037	$4,617	$15,872	$13,861
Consolidated
Revenue	$38,603	$41,338	$113,373	$120,489
Cost of revenue	21,514	22,571	64,177	66,431
Gross profit	$17,089	$18,767	$49,196	$54,058
All assets were held in the United States as of December 31, 2016 and September 30, 2017.
The Company generates its revenue primarily in the United States. Revenue by geographical area is detailed in the table below (which is determined based on the customer billing address):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
United States	$38,408	$41,188	$113,027	$120,090
International	195	150	346	399
Total	$38,603	$41,338	$113,373	$120,489
10. Redeemable Convertible Preferred Stock and Stockholders’ Deficit
On October 19, 2017, the Company’s Board of Directors approved, and on October 23, 2017 the Company effected, a 2.50-to-1 split of its common stock. In connection with the common stock split, each share of outstanding common stock, option to purchase common stock and warrant to purchase common stock was increased to 2.50 shares of common stock and the exercise price of each outstanding option or warrant to purchase common stock was proportionately decreased. The stock split has been reflected retrospectively in these condensed consolidated financial statements. In connection with the stock split, the conversion ratio of each share of outstanding redeemable convertible preferred stock was also adjusted such that each share of outstanding redeemable convertible preferred stock converts into 2.50 shares of Old Class A common stock after the 2.50-to-1 split.

Redeemable Convertible Preferred Stock
As of December 31, 2016 and September 30, 2017, 710,000 shares of redeemable convertible preferred stock ("Series A preferred stock") were issued and outstanding. The holders of Series A preferred stock shall be entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Series A preferred stock are convertible as of the record date for determining stockholders entitled to vote on such matter. Holders of Series A preferred stock shall vote together with the holders of common stock as a single class.
Each share of Series A preferred stock shall be convertible, at the option of the shareholder, into such number of fully paid and non-assessable shares of common stock as is determined by dividing the Series A original issue price by the Series A conversion price in effect at the time of the conversion. The Series A conversion price was initially equal to $30.8358 and is subject to adjustment related to dilutive transactions. As a result of the stock split referred to above, the conversion ratio of each share of outstanding preferred stock also was adjusted subsequent to September 30, 2017, such that each share of outstanding preferred stock converts into 2.50 shares of Old Class A common stock at a conversion price of $12.3343.
Common Stock
As of December 31, 2016 and September 30, 2017, the Company had two classes of common stock: (1) Old Class A common stock and (2) Old Class B common stock. The Old Class A common stock had one vote per share and the Old Class B common stock was non-voting.
As of December 31, 2016 and September 30, 2017, 11,779,975 and 11,811,480 shares of Old Class A common stock were issued and outstanding at $0.001 par value per share, respectively.
As of December 31, 2016 and September 30, 2017, 18,590 and 34,840 shares of Old Class B common stock were issued and outstanding at $0.001 par value per share, respectively.
Pursuant to the Company’s second amended and restated certificate of incorporation and the effectiveness of its second amended and restated bylaws, which were effective on November 9, 2017 (i) each share of Old Class A common stock, including those shares of Old Class A common stock issued upon the conversion of then-outstanding Series A preferred stock, was reclassified as one share of New Class B common stock, with each share of New Class B common stock having ten votes per share, (ii) each share of Old Class B common stock was reclassified as one share of New Class A common stock, with each share of New Class A common stock having one vote per share. Subsequent to the effectiveness of the Company’s second amended and restated certificate of incorporation, the Company’s common stock consists of 120,000,000 authorized shares, par value $0.001 per share, of which the authorized New Class A common stock will consist of 100,000,000 shares and the authorized New Class B common stock will consist of 20,000,000 shares.
On November 9, 2017, the Series A preferred stock was converted at the option of the holder into 1,775,000 shares of New Class B common stock.

Stock Purchase Warrants
As of December 31, 2016 and September 30, 2017, a total of 64,691 shares of common stock were reserved for the issuance of stock purchase warrants.

11. Stock Based Compensation
2001 and 2010 Stock Option Plans
During 2001, the Company adopted the Bandwidth Inc. Stock Option Plan (the 2001 Plan). As of July 26, 2010, the Company adopted the 2010 Equity Compensation Plan (the 2010 Plan). On August 24, 2017, the 2010 Plan was amended to provide for a total of 3,466,275 shares of common stock reserved for issuance under the 2010 Plan.
Eligible plan participants include employees, directors and consultants. The 2001 Plan and the 2010 Plan each permit the granting of incentive stock options and non-qualified stock options.
The terms of the stock option grants are determined by the Company’s Board of Directors. The Company’s stock options vest based on terms in the stock option agreements, which is generally over four years. The stock options have a contractual life of ten years.
The fair value of options granted is estimated on the date of grant using the Black-Scholes-Merton option pricing model based on the assumptions in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	44%	47%-49%	44%	44%-49%
Average risk-free interest rate	1.3%	1.9%	1.3%–1.6%	1.9%–2.3%
Expected life	6.2 years	6.2 years	6.2 years	6.2 years
Fair value of common stock	$9.57	$18.40-$20.83	$9.57	$9.60-$20.83
The Company uses the simplified method for purposes of determining the expected life of the options. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on the historical volatility of certain public entities that are similar to the Company, as the Company does not have sufficient historical transactions of its own shares on which to base expected volatility. The Company historically has not issued any dividends and does not expect to in the future.
The following summarizes the stock option activity for the periods presented:

	Number of Options Outstanding	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contract Life (in years)	Aggregate Intrinsic value (in thousands)
Balance, December 31, 2016	3,582,241	$6.54	5.12	$11,049
Grants	179,922	13.79
Exercised	(58,162)	5.27		445
Forfeited or cancelled	(41,115)	9.48
Balance, September 30, 2017	3,662,886	$6.88	4.63	$51,292
Options vested and exercisable at September 30, 2017	3,159,450	$6.23	4.01	$46,326
Options vested and expected to vest as of September 30, 2017	3,640,526	$6.85	4.60	$51,092
Aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the option exercise price and the estimated fair value of the Company’s common stock. This amount changes based on the fair value of the Company’s stock.
The weighted average grant-date fair value of stock options granted was $4.03 and $4.04 for the three and nine months ended September 30, 2016, and $9.45 and $7.48 for the three and nine months ended September 30, 2017 respectively.
The total estimated grant date fair value of options vested was $188 and $1,900 for the three and nine months ended September 30, 2016, respectively, and $443 and $1,070 for the three and nine months ended September 30, 2017, respectively.
The Company recognized total stock-based compensation expense in continuing operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Cost of revenue	$17	$17	$45	$57
Research and development	30	38	108	100
Sales and marketing	37	54	142	124
General and administrative(1)	161	503	804	821
Total	$245	$612	$1,099	$1,102
________________________
(1) On September 1, 2017, the Company reached a separation agreement with one of its executives. The agreement resulted in a modification of the former employee's 194,234 outstanding options to purchase common stock to accelerate the vesting period and extend the exercise period, which resulted in the recognition of $394 in additional stock compensation expense for the three months and nine months ended September 30, 2017.
The Company will recognize $2,191 of compensation cost in the future for stock-based employee compensation over the weighted-average of 2.7 years for stock options granted before September 30, 2017.

12. Commitments and Contingencies

Operating Leases
The Company leases office space under operating lease agreements that expire at various dates beginning in 2016 and extend through 2022 in several locations within the United States including its headquarters, which is located in Raleigh, NC. On September 26, 2016, the Company amended its operating lease agreement with one of its landlords. The 63-month lease, which begins on April 14, 2017, provides for an additional 40,657 square feet of office space as well as an extension of the termination date for the lease of approximately 128,200 square feet of office space. The leases contain escalation clauses and various landlord concessions including a tenant improvement allowance. The Company recognizes the total minimum lease payments on a straight-line basis over the term of the lease.
Future minimum lease payments required under operating leases as of September 30, 2017, for each of the years ending December 31, are as follows:

Amount
2017	$905
2018	3,631
2019	3,700
2020	3,838
2021	3,873
2022 and thereafter	2,018
$17,965
The Company incurred rent expense of $666 and $1,512 for the three and nine months ended September 30, 2016, respectively, and $1,034 and $2,414 for the three and nine months ended September 30, 2017, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.
In conjunction with the Spin-Off, the Company signed a Facilities Service Agreement with Republic in which the Company agreed to sub-lease 40,657 square feet of office space to Republic. The sub-lease is non-cancellable and extends to May 2022. The Company recorded a reduction of rent expense of $251 and $697 for the three and nine months ended September 30, 2017, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. No sub-lease payments were received for the nine months ended September 30, 2016 due to the Spin-Off having an effective date of November 30, 2016.

Future minimum sub-lease receipts as of September 30, 2017 for each of the years ending December 31, are as follows:

Amount
2017	$251
2018	1,020
2019	1,042
2020	1,065
2021	1,089
2022 and thereafter	594
$5,061
Contractual Obligations
On October 25, 2015, the Company entered into an agreement with a telecommunications service provider. The service agreement requires the Company to pay a monthly recurring charge beginning on January 1, 2016 associated with the services received. The service agreement is non-cancellable and contains annual minimum commitments of $1,200 to be fulfilled over five years or for as long as the Company continues to receive services from this vendor. In addition, the Company has other non-cancellable purchase obligations totaling $5,308 as of September 30, 2017, which consists primarily of network equipment to be received in less than one year.
Legal Matters
The Company is involved as a defendant in various lawsuits alleging that the Company failed to bill, collect and remit certain taxes and surcharges associated with the provision of 911 services pursuant to applicable laws in various jurisdictions. In August 2016, the Company received a Civil Investigative Demand from the Consumer Protection Division of the North Carolina Department of Justice, though no formal complaint has been filed in connection with that investigation. The North Carolina Department of Justice is investigating the billing, collection and remission of certain taxes and surcharges associated with 911 service pursuant to applicable laws of the State of North Carolina.
In April 2016, the Company filed counterclaims against MCI Communications Services, Inc. d/b/a Verizon Business and Verizon Select Services, Inc. (collectively, “Verizon”) in the United States District Court for the Northern District of Texas. The Company is pursuing collection of unpaid intercarrier compensation charges for providing switched access services related to the exchange of telecommunications traffic with Verizon entities across the United States. As of October 27, 2017, Verizon has asserted a counterclaim against the Company. The Company intends to contest such counterclaim vigorously. Verizon’s prior September 2014 complaint against the Company and other defendants regarding intercarrier compensation charges for providing switched access services related to the exchange of telecommunications traffic has been dismissed without prejudice, but remains subject to appeal.
While the results of these legal proceedings cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

13. Employee Benefit Plan
The Company sponsors a defined contribution 401(k) plan which allows eligible employees to defer a portion of their compensation. The Company, at its discretion, may make matching contributions. The Company made matching contributions of $161 and $543 for the three and nine months ended September 30, 2016, respectively, and $181 and $596 for the three and nine months ended September 30, 2017, respectively.

14. Income Taxes
At the end of each interim reporting period, the Company determines the income tax provision by using an estimate of the annual effective tax rate, adjusted for discrete items occurring in the quarter. The Company’s effective tax rate was 3.3% and 35.5% for the three months ended September 30, 2016 and September 30, 2017, respectively, compared to 3.4% and 37.2% for the nine months ended September 30, 2016 and September 30, 2017, respectively. The difference in tax rate for the three and nine months ended September 30, 2016, compared to the three and nine months ended September 30, 2017, is because the Company had a full valuation allowance for the nine months ended September 30, 2016. The effective income tax rate reflects the effect of federal and state income taxes and the permanent impacts of differences in book and tax accounting. The Company’s effective tax rate for this period is higher than the U.S. federal statutory rate of 34% primarily due to state taxes.

15. Related Parties
In connection with the Spin-Off on November 30, 2016, the Company and Republic entered into certain agreements in order to govern the ongoing relationships between the two companies after the Spin-Off and to provide for an orderly transition. The agreements include a Transition Services Agreement, Facilities Sharing Agreement, Tax Sharing Agreement, and Master Services Agreement. The equity holders of Bandwidth are comprised of substantially the same individuals and entities that are the equity owners of Republic. The Company has determined the equity owners of Republic are related parties of Bandwidth. The Company has certain involvement with Republic via ongoing services arrangements, with these ongoing services arrangements creating a variable interest in Republic. The Company assessed the relationship with Republic under guidance for variable interest entities. Because investors in Republic have disproportionate voting rights, the Company concluded that Republic is a variable interest entity (“VIE”) but Bandwidth is not a primary beneficiary. The Company’s maximum exposure to loss relating to this variable interest entity is limited to amounts due under the service agreements between the Company and Republic.
For the three and nine months ended September 30, 2017, the Company received net compensation under the Transition Services Agreement of $37 and $548, respectively. In addition, there was approximately $35 due from Republic under the Transition Services Agreement as of September 30, 2017, which was recorded within accounts receivable in the accompanying condensed consolidated balance sheet.

For the three and nine months ended September 30, 2017, the Company received rental payments under the Facilities Sharing Agreement of $251 and $697, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. No amounts were due to the Company under the Facilities Sharing Agreement as of December 31, 2016 and September 30, 2017.
There are no amounts outstanding or payable under the Tax Sharing Agreement as of December 31, 2016 and September 30, 2017.
During the three and nine months ended September 30, 2017, the Company provided telecommunication service under the Master Services Agreement to Republic of $550 and $1,623, respectively. The Company recognized such amounts as revenue in the accompanying condensed consolidated statement of operations and comprehensive income. In addition, there was approximately $193 due from Republic under the Master Services Agreement as of September 30, 2017, which was recorded within accounts receivable in the accompanying condensed consolidated balance sheet.

16. Basic and Diluted Income (Loss) per Common Share
The Company uses the two-class method to compute net income per common share, because it has issued securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings. These participating securities include the Company’s redeemable convertible preferred stock which have non-forfeitable rights to participate in any dividends declared on the Company’s common stock. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings.
Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current period earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the period’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses.
Diluted net income (loss) per common share is computed under the two-class method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. The Company analyzed the potential dilutive effect of any outstanding dilutive securities under the “if-converted” method and treasury-stock method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period or date of issuance, if later. The Company reports the more dilutive of the approaches (two-class or “if-converted”) as its diluted net income per share during the period.

The components of basic and diluted earnings per share, or EPS, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Income from Continuing Operations
Income from continuing operations	$4,016	$1,634	$11,589	$6,570
Less: income allocated to participating securities	531	213	1,533	858
Income from continuing operations attributable to common stockholders	$3,485	$1,421	$10,056	$5,712
Income from continuing operations per share:
Basic	$0.30	$0.12	$0.86	$0.48
Diluted	$0.27	$0.11	$0.78	$0.42
Loss from Discontinued Operations
Loss from discontinued operations	$(728)	$—	$(3,739)	$—
Less: loss allocated to participating securities	(96)	—	(495)	—
Loss from discontinued operations attributable to common stockholders	$(632)	$—	$(3,244)	$—
Loss from discontinued operations per share attributable to stockholders:
Basic	$(0.05)	$—	$(0.28)	$—
Diluted	$(0.05)	$—	$(0.25)	$—
Net income
Net income	$3,288	$1,634	$7,850	$6,570
Less: income allocated to participating securities	435	213	1,038	858
Net income attributable to common stockholders	$2,853	$1,421	$6,812	$5,712
Net income per share:
Basic	$0.25	$0.12	$0.59	$0.48
Diluted	$0.22	$0.11	$0.53	$0.42
Weighted Average Number of Common Shares Outstanding
Basic	11,600,189	11,828,657	11,643,664	11,814,045
Dilutive effect of stock options and warrants	1,210,190	1,424,080	1,185,230	1,673,604
Diluted	12,810,379	13,252,737	12,828,894	13,487,649
The following common share equivalents have been excluded from the calculation of weighted-average common shares outstanding, because the effect is anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Anti-dilutive Disclosure
Series A redeemable convertible preferred stock outstanding	1,775,000	1,775,000	1,775,000	1,775,000
Stock options issued and outstanding	569,947	110,125	569,947	110,125

17. Subsequent Events
On October 6, 2017, the Company was notified that certain additional jurisdictions within the state of Georgia intend to initiate legal proceedings against the Company in response to allegations that the Company failed to bill, collect and remit certain taxes and surcharges associated with the provision of 911 services. On October 13, 2017, the Company signed a tolling agreement with certain additional jurisdictions regarding such allegations.
On October 19, 2017, the Company approved, and on October 23, 2017, the Company amended its Certificate of Incorporation allowing the Company to change the number of authorized shares as follows: (i) 30,000,000 shares of common stock, $0.001 par value per share of which 25,000,000 shares were designated as Old Class A common stock, and of which 5,000,000 shares were designated as Old Class B common stock and (ii) 1,200,000 shares of preferred stock, $0.001 par value.
On October 19, 2017, the Company’s Board of Directors approved, and on October 23, 2017, the Company effected, a 2.50-to-1 split of its common stock. In connection with the common stock split, each share of outstanding common stock, option to purchase common stock and warrant to purchase common stock was increased to 2.50 shares of common stock and the exercise price of each outstanding option or warrant to purchase common stock was proportionately decreased. The stock split has been reflected retrospectively in these consolidated financial statements. In connection with the stock split, the conversion ratio of each share of outstanding Series A preferred stock was also adjusted such that each share of outstanding Series A preferred stock converts into 2.50 shares of Old Class A common stock after the 2.50-to-1 split.
On October 27, 2017, the United States District Court for the Northern District of Texas granted Verizon’s motion to permit it to assert counterclaims against the Company in connection with the ongoing complaint related to unpaid intercarrier compensation charges.
On November 9, 2017, the Company filed a second amended and restated certificate of incorporation. As a result of this amendment, the Company’s common stock consists of 120,000,000 authorized shares, par value $0.001 per share, of which the authorized New Class A common stock consists of 100,000,000 shares and the authorized New Class B common stock consists of 20,000,000 shares.
On November 10, 2017, the Company sold 4,000,000 shares of its New Class A common stock at a public offering price of $20.00 per share. The Company received proceeds of $74,400, after deducting underwriting discounts and commissions of $5,600. Immediately prior to the pricing of the IPO on November 9, 2017, all shares of the Company’s then-outstanding Series A preferred stock converted into an aggregate of 1,775,000 shares of New Class B common stock and an aggregate of 11,811,480 shares of Old Class A common stock converted into New Class B common stock for a total of 13,586,480 shares outstanding of New Class B common stock. In addition, an aggregate of 34,840 shares of Old Class B common stock converted into New Class A common stock and warrants exercisable into shares of Old Class A common stock became exercisable into shares of New Class B common stock.
On November 10, 2017 as a result of the Company's IPO the liability related to the Shareholders' anti-dilutive arrangement was terminated under the original terms of the agreement.

On November 14, 2017, the Company paid in full its outstanding term loan of $38,500 with the proceeds from the IPO and wrote-off the unamortized loan fees associate with the term loan. The revolving loan remains in effect.
On November 28, 2017, the Underwriters exercised their option to sell 162,991 shares of the Company's Class A common stock under the options granted to them under the Underwriting Agreement. As a result of this transaction, shares of New Class B common stock held by selling stockholders were converted into New Class A common stock. There were no additional proceeds to the Company as a result of the shares of New Class A common stock sold by the selling stockholders.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report Form 10-Q. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in this Quarterly Report Form 10-Q. Our fiscal year ends on December 31.

Overview
We are a leading cloud-based communications platform for enterprises in the United States. Our solutions include a broad range of software application programming interfaces ("APIs') for voice and text functionality and our owned and managed, purpose- built internet protocol ("IP') voice network, one of the largest in the nation. Our sophisticated and easy-to-use software APIs allow enterprises to enhance their products and services by incorporating advanced voice and text capabilities. Companies use our platform to more frequently and seamlessly connect with their end users, add voice calling capabilities to residential Internet of Things ("IoT') devices, offer end users new mobile application experiences and improve employee productivity, among other use cases. By owning and operating a capital-efficient, purpose-built IP voice network, we are able to offer advanced monitoring, reporting and analytics, superior customer service, dedicated operating teams, personalized support, and flexible cost structures. Over the last ten years, we have pioneered the CPaaS space through our innovation-rich culture and focus on empowering enterprises with end-to-end communications solutions.
Our voice software APIs allow enterprises to make and receive phone calls and create advanced voice experiences. Integration with our purpose-built IP voice network ensures enterprise-grade functionality and secure, high-quality connections. Our messaging software APIs provide enterprises with advanced tools to connect with end users via messaging. Our customers also use our solutions to enable 911 response capabilities, real-time provisioning and activation of phone numbers and toll-free number messaging.
We are the only CPaaS provider in the industry with our own nationwide IP voice network, which we have purpose-built for our platform. Our network is capital-efficient and custom-built to support the applications and experiences that make a difference in the way enterprises communicate. Since a communications platform is only as strong as the network that backs it, we believe our network provides a significant competitive advantage in the control, quality, pricing power and scalability of our offering. We are able to control the quality and provide the support our customers expect, as well as efficiently meet scalability and cost requirements.
For the three months ended September 30, 2017 and 2016, total revenue was $41.3 million and $38.6 million, respectively. CPaaS revenue for the three months ended September 30, 2017 and 2016 was $33.4 million and $30.2 million, respectively, representing a growth rate of 10%. Net income for the three months ended September 30, 2017 and 2016 was $1.6 million and $3.3 million, respectively. The number of active CPaaS customer accounts increased to 918 as of September 30, 2017, up 18% from 781 active CPaaS customer accounts as of September 30, 2016.

Key Performance Indicators
We monitor the following KPIs to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. We believe the following KPIs are useful in evaluating our business:

	Three Months Ended September 30,
	2016	2017
	(Dollars in thousands)
Number of Active CPaaS customers (as of period end)	781	918
Dollar-based net retention rate	112%	105%
Net income	$3,288	$1,634
Adjusted EBITDA	$6,201	$5,180
Net Cash provided by operating activities from continuing operations	$2,174	$4,766
Free cash flow	$1,317	$2,652
Number of Active CPaaS Customer Accounts
We believe that the number of active CPaaS customer accounts is an important indicator of the growth of our business, the market acceptance of our platform and our future revenue trends. We define an active CPaaS customer account at the end of any period as an individual account, as identified by a unique account identifier, for which we have recognized at least $100 of revenue in the last month of the period. We believe that the use of our platform by active CPaaS customer accounts at or above the $100 per month threshold is a stronger indicator of potential future engagement than trial usage of our platform at levels below $100 per month. A single organization may constitute multiple unique active CPaaS customer accounts if it has multiple unique account identifiers, each of which is treated as a separate active CPaaS customer account. Customers who pay after using our platform and customers that have credit balances are included in the number of active CPaaS customer accounts. Customers from our Other segment are excluded in the number of active CPaaS customer accounts, unless they are also CPaaS customers.
    In the three months ending September 30, 2016 and 2017 revenue from active CPaaS customer accounts represented approximately 99% of total CPaaS revenue in each period.
Dollar-based Net Retention Rate
Our ability to drive growth and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with our existing customers that generate CPaaS revenue and seek to increase their use of our platform. We track our performance in this area by measuring the dollar-based net retention rate for our customers who generate CPaaS revenue. Our dollar-based net retention rate compares the CPaaS revenue from customers in a quarter to the same quarter in the prior year. To calculate the dollar-based net retention rate, we first identify the cohort of customers that generate CPaaS revenue and that were customers in the same quarter of the prior year. The dollar-based net retention rate is obtained by dividing the CPaaS revenue generated from that cohort in a quarter, by the CPaaS revenue generated from that same cohort in the corresponding quarter in the prior year. When we calculate dollar-based net retention rate for periods longer than one quarter, we use the average of the quarterly dollar-based net retention rates for the quarters in such period.

Our dollar-based net retention rate increases when such customers increase usage of a product, extend usage of a product to new applications or adopt a new product. Our dollar-based net retention rate decreases when such customers cease or reduce usage of a product or when we lower prices on our solutions. As our customers grow their business and extend the use of our platform, they sometimes create multiple customer accounts with us for operational or other reasons. As such, when we identify a significant customer organization (defined as a single customer organization generating more than 1% of CPaaS revenue in a quarterly reporting period) that has created a new CPaaS customer, this new customer is tied to, and CPaaS revenue from this new customer is included with, the original CPaaS customer for the purposes of calculating this metric.

Key Components of Statements of Operations
Revenue
We generate a majority of our revenue from our CPaaS segment. CPaaS revenue is derived from voice usage, phone number services, 911-enabled phone number services, messaging services and other services. We generate a portion of our CPaaS revenue from usage-based fees which include voice calling and messaging services. For the three months ended September 30, 2016 and 2017, we generated 57% and 58% of our CPaaS revenue, respectively, from usage-based fees. We also earn monthly fees from services such as phone number services and 911 access service. For the three months ended September 30, 2016 and 2017, we generated 40% of our CPaaS revenue in each period from monthly per unit fees.
The remainder of our revenue is generated by our Other segment. Other revenue is composed of revenue earned from our legacy services and indirect revenue. Other revenue as a percentage of total revenue is expected to continue to decline over time.
We recognize accounts receivable at the time the customer is invoiced. Additionally, we record a receivable and revenue for unbilled revenue if the services have been delivered and are billable in subsequent periods. Unbilled revenue made up 44% and 42% of outstanding accounts receivable, net of allowance for doubtful accounts as of September 30, 2016 and September 30, 2017, respectively.
Cost of Revenue and Gross Margin
CPaaS cost of revenue consists primarily of fees paid to other network service providers from whom we buy services such as minutes of use, phone numbers, messages, porting of customer numbers and network circuits. Cost of revenue also contains costs related to support of our IP voice network, web services, cloud infrastructure, capacity planning and management, rent for network facilities, software licenses, hardware and software maintenance fees and network engineering services. Personnel costs (including non-cash stock-based compensation expenses) associated with personnel who are responsible for the delivery of services, operation and maintenance of our communications network, and customer support as well as, third-party support agreements and depreciation of network equipment, amortization of internally developed software and gain (loss) on disposal of property and equipment are also included in cost of revenue.

Other cost of revenue consists of costs supporting non-CPaaS services including leased circuit costs paid to third party providers, internet connectivity expenses, minutes of use, direct operations, contractors, regulatory fees, surcharges and other pass-through costs and software and hardware maintenance fees.
Gross margin is calculated by subtracting cost of revenue from revenue, divided by total revenue, expressed as a percentage. Our cost of revenue and gross margin have been, and will continue to be, affected by several factors, including the timing and extent of our investments in our network, our ability to manage off-network minutes of use and messaging costs, the product mix of revenue, the timing of amortization of capitalized software development costs and the extent to which we periodically choose to pass on any cost savings to our customers in the form of lower usage prices.
Operating Expenses
The most significant components of operating expenses are personnel costs, which consist of salaries, benefits, bonuses, and stock-based compensation expenses. We also incur other non-personnel costs related to our general overhead expenses, including facility expenses, software licenses, web services, depreciation and amortization of assets unrelated to delivery of our services. We expect that our operating expenses will increase in absolute dollars.
Research and Development
R&D expenses consist primarily of personnel costs (including non-cash stock-based compensation expenses), outsourced software development and engineering service and cloud infrastructure fees for staging and development of outsourced engineering services. We capitalize the portion of our software development costs in instances where we invest resources to develop software for internal use. We plan to continue to invest in R&D to enhance current product offerings and develop new services.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel costs, including commissions for our sales employees and non-cash stock-based compensation expenses. Sales and marketing expenses also include expenditures related to advertising, marketing, our brand awareness activities, sales support and professional services fees.
We focus our sales and marketing efforts on creating sales leads and establishing and promoting our brand. We plan to continue to invest in sales and marketing in order to expand our CPaaS customer base by growing headcount, driving our go-to-market strategies, building brand awareness, advertising and sponsoring additional marketing events.

General and Administrative
General and administrative expenses consist primarily of personnel costs, including stock-based compensation, for our accounting, finance, legal, human resources and administrative support personnel and executives. General and administrative expenses also include costs related to product management and reporting, customer billing and collection functions, information services, professional services fees, credit card processing fees, rent associated with our headquarters in Raleigh, North Carolina and our other offices, and depreciation and amortization. We expect that we will incur increased costs associated with supporting the growth of our business and to meet the increased compliance requirements associated with our transition to, and operation as, a public company.
Income Taxes
Our effective tax rate was 3.3% and 35.5% for the three months ended September 30, 2016 and September 30, 2017, respectively. The increase in our effective tax rate is due to the release of our valuation allowance against deferred tax assets in the fourth quarter of 2016.
Non-GAAP Financial Measures
We use adjusted EBITDA, Non-GAAP gross profit, Non-GAAP gross margin, Non-GAAP net income and free cash flow for financial and operational decision making and to evaluate period-to-period differences in our performance. Adjusted EBITDA, Non-GAAP gross profit, Non-GAAP gross margin, Non-GAAP net income and free cash flow are non-GAAP financial measures, which we believe are useful for investors in evaluating our overall financial performance. We believe these measures provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key performance indicators used by management in its financial and operational decision making. For a reconciliation of each of the non-GAAP financial measures described below, see “Reconciliation of Non-GAAP Financial Measures.”
Adjusted EBITDA
We define adjusted EBITDA as net income or losses from continuing operations, adjusted to reflect the addition or elimination of certain income statement items including, but not limited to:

•	income tax expense (benefit);

•	interest expense, net;

•	depreciation and amortization expense;

•	stock-based compensation expense;

•	impairment of intangible assets, if any;

•	loss (gain) from disposal of property and equipment; and

•	change in fair value of financial instruments, including any change in shareholders’ anti-dilutive arrangements.

Adjusted EBITDA is a key measure used by management to understand and evaluate our core operating performance and trends, to generate future operating plans and to make strategic decisions regarding the allocation of capital. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis.
Non-GAAP Gross Profit and Non-GAAP Gross Margin
GAAP defines gross profit as revenue less cost of revenue. Cost of revenue includes all expenses associated with our various service offerings as more fully described under the caption “Key Components of Statement of Operations-Cost of Revenue and Gross Margin.” We define Non-GAAP gross profit as gross profit after adding back the following items:

•	depreciation and amortization; and

•	stock-based compensation.
We add back depreciation and amortization and stock-based compensation because they are non-cash items. We eliminate the impact of these non-cash items because we do not consider them indicative of our core operating performance. Their exclusion facilitates comparisons of our operating performance on a period-to-period basis. Therefore, we believe that showing gross margin, as Non-GAAP to remove the impact of these non-cash expenses, such as depreciation, amortization and stock-based compensation, is helpful to investors in assessing our gross profit and gross margin performance in a way that is similar to how management assesses our performance.
We calculate Non-GAAP gross margin by dividing Non-GAAP gross profit by revenue, expressed as a percentage of revenue.
Management uses Non-GAAP gross profit and Non-GAAP gross margin to evaluate operating performance and to determine resource allocation among our various service offerings. We believe that Non-GAAP gross profit and Non-GAAP gross margin provide useful information to investors and others to understand and evaluate our operating results in the same manner as our management and board of directors and allows for better comparison of financial results among our competitors. Non-GAAP gross profit and Non-GAAP gross margin may not be comparable to similarly titled measures of other companies because other companies may not calculate Non-GAAP gross profit and Non-GAAP gross margin or similarly titled measures in the same manner as we do.
Non-GAAP Net Income
We define Non-GAAP net income as net income adjusted for certain items affecting period-to-period comparability. Non-GAAP net income excludes:

•	stock-based compensation;

•	change in fair value of shareholders’ antidilutive arrangement;

•	amortization of acquired intangible assets related to the Dash acquisition;

•	impairment charges of intangibles assets, if any;

•	loss (gain) on disposal of property and equipment; and

•	estimated tax impact of above adjustments.
We believe Non-GAAP net income is a meaningful measure because by removing certain non-cash and other expenses we are able to evaluate our operating results in a manner we believe is more indicative of the current period's performance. We believe the use of Non-GAAP net income may be helpful to investors because it provides consistency and comparability with past financial performance, facilitates period-to-period comparisons of results of operations and assists in comparisons with other companies, many of which may use similar non-GAAP financial information to supplement their GAAP results.
Free Cash Flow
Free cash flow represents net cash provided by (used in) operating activities from continuing operations less net cash used in investing activities from continuing operations. We believe free cash flow is a useful indicator of liquidity and provides information to management and investors about the amount of cash generated from our core operations that can be used for investing in our business. Free cash flow has certain limitations in that it does not represent the total increase or decrease in the cash balance for the period, nor does it represent the residual cash flows available for discretionary expenditures. Therefore, it is important to evaluate free cash flow along with our consolidated statements of cash flows.

Reconciliation of Non-GAAP Financial Measures
Reconciliations of the above mentioned non-GAAP financial measures to the most directly comparable GAAP financial measures are presented in the tables below (in thousands):
Non-GAAP Gross Profit and Non-GAAP Gross Margin
Consolidated

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
	(In thousands)
Consolidated Gross Profit	$17,088	$18,767	$49,196	$54,058
Depreciation	1,155	1,161	3,513	3,245
Stock-based compensation	17	17	45	57
Non-GAAP Gross Profit	$18,260	$19,945	$52,754	$57,360
Non-GAAP Gross Margin %	47%	48%	47%	48%
By Segment
CPaaS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
	(In thousands)
CPaaS Gross Profit	$12,052	$14,150	$33,324	$40,197
Depreciation	1,155	1,161	3,513	3,245
Stock-based compensation	17	17	45	57
Non-GAAP Gross Profit	$13,224	$15,328	$36,882	$43,499
Non-GAAP Gross CPaaS Margin %	44%	46%	42%	45%
Other
There are no non-GAAP adjustments to gross profit for the Other segment.

Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
	(In thousands)
Income from continuing operations	$4,016	$1,634	$11,589	$6,570
Income tax provision	137	899	406	3,886
Interest expense, net	229	402	597	1,261
Depreciation	1,325	1,241	4,099	3,643
Amortization	222	210	669	629
Stock-based compensation	245	612	1,099	1,102
Loss on disposal of property and equipment	27	46	11	55
Change in fair value of shareholders' anti-dilutive arrangement (1)	—	136	—	689
Adjusted EBITDA	$6,201	$5,180	$18,470	$17,835
________________________
(1) Relates to an anti-dilutive agreement which allows certain principal non-founder shareholders the ability to purchase additional common shares. See Note 4, Fair Value of Financial Instruments, for further explanation.

Non-GAAP Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
	(in thousands)
Net income	$3,288	$1,634	$7,850	$6,570
Stock-based compensation	245	612	1,099	1,102
Change in fair value of shareholders' anti-dilutive arrangement (1)	—	136	—	689
Amortization related to acquisitions	130	130	390	390
Loss (gain) on disposal of property and equipment	27	46	11	55
Estimated tax effects of adjustments (2)	—	(351)	—	(852)
Non-GAAP net income	$3,690	$2,207	$9,350	$7,954
Non-GAAP net income per share
Basic	$0.28	$0.16	$0.70	$0.59
Diluted	$0.25	$0.15	$0.64	$0.52
________________________
(1) Relates to an anti-dilutive agreement which allows certain principal non-founder shareholders the ability to purchase additional common shares. See Note 4, Fair Value of Financial Instruments, for further explanation.
(2) The Company had a full valuation allowance against its deferred tax assets for the nine months ended September 30, 2016.

Free Cash Flow

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
	(In thousands)
Net cash provided by operating activities from continuing operations	$2,174	$4,766	$12,727	$9,846
Net cash used in investing activities from continuing operations(1)	(857)	(2,114)	(4,225)	(4,909)
Free cash flow	$1,317	$2,652	$8,502	$4,937
________________________
(1) Represents the acquisition cost of property, equipment and capitalized development costs for software for internal use.

Results of Operations
Consolidated Results of Operations
The following table sets forth the consolidated statements of operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
	(in thousands)
Revenue:
CPaaS revenue	$30,249	$33,397	$86,900	$96,591
Other revenue	8,354	7,941	26,473	23,898
Total revenue	38,603	41,338	113,373	120,489
Cost of revenue:
CPaaS cost of revenue	18,197	19,247	53,576	56,394
Other cost of revenue	3,317	3,324	10,601	10,037
Total cost of revenue	21,514	22,571	64,177	66,431
Gross profit:
CPaaS	12,052	14,150	33,324	40,197
Other	5,037	4,617	15,872	13,861
Total gross profit	17,089	18,767	49,196	54,058
Operating expenses:
Research and development	2,390	2,771	6,157	7,862
Sales and marketing	2,418	3,128	6,876	8,099
General and administrative	7,899	9,797	23,571	25,691
Total operating expenses	12,707	15,696	36,604	41,652
Operating income	4,382	3,071	12,592	12,406
Other expense:
Interest expense, net	(229)	(402)	(597)	(1,261)
Change in fair value of shareholders’ anti-dilutive arrangement	—	(136)	—	(689)
Income from continuing operations before income taxes	4,153	2,533	11,995	10,456
Income tax provision	(137)	(899)	(406)	(3,886)
Income from continuing operations	4,016	1,634	11,589	6,570
Loss from discontinued operations, net of income tax	(728)	—	(3,739)	—
Net income	$3,288	$1,634	$7,850	$6,570

The following table sets forth our results of operations as a percentage of our total revenue for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Revenue:
CPaaS revenue	78%	81%	77%	80%
Other revenue	22%	19%	23%	20%
Total revenue	100%	100%	100%	100%
Cost of revenue:
CPaaS cost of revenue	47%	47%	47%	47%
Other cost of revenue	9%	8%	9%	8%
Total cost of revenue	56%	55%	56%	55%
Gross profit:
CPaaS	31%	34%	29%	33%
Other	13%	11%	14%	12%
Total gross profit	44%	45%	43%	45%
Operating expenses:
Research and development	6%	7%	5%	7%
Sales and marketing	6%	8%	6%	7%
General and administrative	20%	24%	21%	21%
Total operating expenses	32%	39%	32%	35%
Operating income	11%	7%	11%	10%
Other expense:
Interest expense, net	(1)%	(1)%	(1)%	(1)%
Change in fair value of shareholders’ anti-dilutive arrangement	—%	—%	—%	(1)%
Income from continuing operations before income taxes	11%	6%	11%	9%
Income tax provision	—%	(2)%	—%	(3)%
Income from continuing operations	10%	4%	10%	5%
Loss from discontinued operations, net of income tax	(2)%	—%	(3)%	—%
Net income	9%	4%	7%	5%

Comparison of the Three Months Ended September 30, 2016 and 2017
Revenue

	Three Months Ended September 30,
	2016	2017	Change
	(In thousands)
CPaaS revenue	$30,249	$33,397	$3,148	10%
Other revenue	8,354	7,941	(413)	-5%
Total revenue	$38,603	$41,338	$2,735	7%

For the three months ended September 30, 2017, total revenue increased by $2.7 million, or 7%, compared to the same period in 2016. CPaaS revenue increased by $3.1 million, or 10%, compared to the same period in 2016. As a percentage of total revenue, CPaaS revenue increased from 78% to 81% from the three months ended September 30, 2016 to September 30, 2017. The increase in CPaaS revenue was primarily attributable to an increase in the usage of all our service offerings, particularly our voice and messaging usage, which accounted for $5.6 million of the increase in CPaaS revenue, and additionally our phone number services and 911-enabled phone number services, which accounted for $0.6 million of the increase in CPaaS revenue. This overall increase in CPaaS revenue was partially offset by $3.1 million related to pricing decreases that we have implemented over time with our customers in the form of lower usage prices to increase the reach and scale of our platform. The changes in usage and price in the three months ended September 30, 2017 were reflected in our dollar-based net retention rate of 105%. The decline in the dollar-based net retention rate in the three months ended September 30, 2017 was primarily due to a strategic decision to no longer service a particular customer. The increase in usage was also attributable to an 18% increase in the number of active CPaaS customer accounts, from 781 as of September 30, 2016 to 918 as of September 30, 2017. In addition, revenue from new CPaaS customers contributed $1.5 million, or 5%, to CPaaS revenue for the three months ended September 30, 2017 compared to $1.1 million, or 4%, to CPaaS revenue in the same period in 2016. Other revenue decreased by $0.4 million, driven by the expected decline in legacy services of $0.7 million, partially offset by an increase in indirect revenue of $0.3 million.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2016	2017	Change
	(In thousands)
Cost of revenue:
CPaaS cost of revenue	$18,197	$19,247	$1,050	6%
Other cost of revenue	3,317	3,324	7	0%
Total cost of revenue	21,514	22,571	1,057	5%
Gross profit	$17,089	$18,767	$1,678	10%
Gross margin:
CPaaS	40%	42%	2%
Other	60%	58%	-2%
Total gross margin	44%	45%	1%
For the three months ended September 30, 2017, total cost of revenue increased by $1.1 million and total gross margin increased by 1% due to improved CPaaS gross margin. CPaaS cost of revenue increased by $1.1 million, or 6%. This increase in cost of revenue was attributable to increased customer usage and network costs, partially offset by a decline in unit costs for 911, phone numbers and voice services. CPaaS cost of revenue increases were comprised of $0.5 million increase in cost of voice minutes, $0.4 million increase in network costs, $0.1 million increase in cost of phone numbers, and a $0.1 million increase in cost of messaging. CPaaS gross margin increased from 40% for the three months ended September 30, 2016 to 42% for the three months ended September 30, 2017. Excluding the impact of depreciation of $1.2 million for the three months ended September 30, 2016 and depreciation of $1.2 million for the three months ended September 30, 2017, CPaaS Non-GAAP gross margin would have been 44% and 46% for the three months ended September 30, 2016 and 2017, respectively, and total Non-GAAP gross margin would have been 47% and 48% for the three months ended September 30, 2016 and 2017, respectively.

Other cost of revenue did not significantly change. Other gross margin decreased by 2% due to legacy revenue churn.
Operating Expenses

	Three Months Ended September 30,
	2016	2017	Change
	(In thousands)
Research and development	$2,390	$2,771	$381	16%
Sales and marketing	2,418	3,128	710	29%
General and administrative	7,899	9,797	1,898	24%
Total operating expenses	$12,707	$15,696	$2,989	24%
For the three months ended September 30, 2017, research and development expenses increased by $0.4 million, or 16%, compared to the same period in 2016. This increase is due primarily to an increase in research and development headcount.
For the three months ended September 30, 2017, sales and marketing expenses increased by $0.7 million, compared to the same period in 2016, also due primarily to additional headcount in the sales organization to accelerate CPaaS revenue growth.
General and administrative expenses increased by $1.9 million for the three months ended September 30, 2017 compared to the same period in 2016. This increase was partially due to an increase in headcount costs due to severance related to a separation agreement with one of the company's executives. The other portion of the increase was due to increased non-headcount expenses for hosted software costs, increased bad debt expense, and increased taxes.
Interest Expense, Net
For the three months ended September 30, 2017 interest expense increased by $0.2 million, compared to the same period in 2016 due to an increased balance outstanding under our credit facility that we entered into in November 2016.
Income Tax Expense
For the three months ended September 30, 2017 income tax expense increased by $0.8 million compared to the same period in 2016 due to the valuation allowance against deferred tax assets which was released in December 2016 subsequent to the Spin-Off. The effective tax rate for the three months ended September 30, 2017 was 35.5% compared to 3.3% for the three months ended September 30, 2016.
Loss from Discontinued Operations, Net of Income Taxes
For the three months ended September 30, 2017 loss from discontinued operations decreased by $0.7 million, compared to the same period in 2016. The Spin-Off occurred on November 30, 2016.

Comparison of the Nine Months Ended September 30, 2016 and 2017
Revenue

	Nine Months Ended September 30,
	2016	2017	Change
	(In thousands)
CPaaS revenue	$86,900	$96,591	$9,691	11%
Other revenue	26,473	23,898	(2,575)	-10%
Total revenue	$113,373	$120,489	$7,116	6%
For the nine months ended September 30, 2017, total revenue increased by $7.1 million, or 6%, compared to the same period in 2016. CPaaS revenue increased by $9.7 million, or 11%, compared to the same period in 2016. As a percentage of total revenue, CPaaS revenue increased from 77% to 80% from the nine months ended September 30, 2016 to September 30, 2017. The increase in CPaaS revenue was primarily attributable to an increase in the usage of all our service offerings, particularly our voice and messaging usage, which accounted for $13.0 million of the increase in CPaaS revenue, and our phone number services and 911-enabled phone number services, which accounted for $2.4 million of the increase in CPaaS revenue. This overall increase in CPaaS revenue was partially offset by $5.7 million related to pricing decreases that we have implemented over time with our customers in the form of lower usage prices to increase the reach and scale of our platform. The changes in usage and price in the nine months ended September 30, 2017 were reflected in our dollar-based net retention rate of 106%. The increase in usage was also attributable to an 18% increase in the number of active CPaaS customer accounts, from 781 as of September 30, 2016 to 918 as of September 30, 2017. In addition, revenue from new CPaaS customers contributed $4.2 million, or 5%, to CPaaS revenue for the nine months ended September 30, 2017 compared to $3.2 million, or 4%, to CPaaS revenue in the same period in 2016. Other revenue decreased by $2.6 million, or 10%, due to declines in our legacy services of $2.3 million and decreases in indirect revenue of $0.3 million.
Cost of Revenue and Gross Margin

	Nine Months Ended September 30,
	2016	2017	Change
	(In thousands)
Cost of revenue:
CPaaS cost of revenue	$53,576	$56,394	$2,818	5%
Other cost of revenue	10,601	10,037	(564)	-5%
Total cost of revenue	64,177	66,431	2,254	4%
Gross profit	$49,196	$54,058	$4,862	10%
Gross margin:
CPaaS	38%	42%	4%
Other	60%	58%	-2%
Total gross margin	43%	45%	2%

For the nine months ended September 30, 2017, total gross profit increased by $4.9 million, or 10%, compared to the same period in 2016. Total gross margin increased from 43% to 45% during the same period. For the nine months ended September 30, 2017 CPaaS cost of revenue increased by $2.8 million, or 5% compared to the same period in 2016. CPaaS cost of revenue increased primarily due to an increase in voice usage costs of $0.9 million due to growth in minutes used by customers, partially offset by a decrease in the cost per minute due to reduction in costs from vendors. Additional increases were due to network costs, messaging, phone numbers and 911 services which increased $0.7 million, $0.6 million, $0.5 million and $0.1 million respectively. For the nine months ended September 30, 2017 CPaaS gross margin increased from 38% to 42% compared to the same period in 2016. Excluding depreciation and stock-based compensation of $3.6 million and $3.3 million for the nine months ended September 30, 2016 and 2017, respectively, CPaaS Non-GAAP gross margin would have been 42% and 45% for the nine months ended September 30, 2016 and 2017, respectively, and total Non-GAAP gross margin would have been 47% and 48% for the same periods.
Other cost of revenue decreased by $0.6 million, which was due to a $1.1 million decrease as a result of churn in legacy services, partially offset by a $0.5 million increase in cost of indirect revenue related to new required messaging and toll-free number registration fees and cost of carrier access revenue.
Operating Expenses

	Nine Months Ended September 30,
	2016	2017	Change
	(In thousands)
Research and development	$6,157	$7,862	$1,705	28%
Sales and marketing	6,876	8,099	1,223	18%
General and administrative	23,571	25,691	2,120	9%
Total operating expenses	$36,604	$41,652	$5,048	14%
For the nine months ended September 30, 2017, Research and development expenses increased by $1.7 million, or 28%, compared to the same period in 2016. This increase was due to increased headcount.
For the nine months ended September 30, 2017, sales and marketing expenses increased by $1.2 million, or 18%, compared to the same period in 2016 due to an overall increase in sales headcount.
General and administrative expenses increased by $2.1 million for the nine months ended September 30, 2017, or 9%, compared to the same period in 2016. This increase was partially due to an increase in headcount costs due to severance related to a separation agreement with one of the company's executives.  The other portion of the increase was due to increased non-headcount expenses for hosted software costs, professional expenses related to public company readiness and increased facilities expense.  These increases were partially offset by a decrease in salary expense.
Interest Expense, Net
For the nine months ended September 30, 2017, interest expense increased by $0.7 million compared to the same period in 2016 due to an increased balance outstanding of our credit facility that we entered into in November 2016.

Income Tax Expense
For the nine months ended September 30, 2017, income tax expense increased by $3.5 million compared to the same period in 2016. The effective tax rate for the nine months ended September 30, 2017 was 37.2% compared to 3.4% for the nine months ended September 30, 2016. During the nine months ended September 30, 2016, the Company had a full valuation against its deferred tax assets. The valuation allowance was released in December 2016 subsequent to the Spin-Off.
Loss from Discontinued Operations, Net of Income Tax
For the nine months ended September 30, 2017, loss from discontinued operations decreased by $3.7 million compared to the same period in 2016. The Spin-Off of Republic took place on November 30, 2016.
Statement of Cash Flows
The following table summarizes our cash flows from continuing operations for the periods indicated:

	Nine Months Ended September 30,
	2016	2017
	(In thousands)
Net cash provided by operating activities from continuing operations	$12,727	$9,846
Net cash used by investing activities from continuing operations	(4,225)	(4,909)
Net cash used in financing activities from continuing operations	(4,124)	(6,359)
Net increase (decrease) in cash and cash equivalents	$4,378	$(1,422)
Cash Flows from Operating Activities
For the nine months ended September 30, 2017, cash provided by operating activities from continuing operations was $9.8 million, which primarily consisted of net income of $6.6 million, depreciation and amortization of $4.3 million, deferred taxes of $3.5 million, change in fair value of shareholders’ anti-dilutive arrangement of $0.7 million and stock-based compensation expenses of $1.1 million, partially offset by a decrease in working capital of $6.4 million. Working capital consisted primarily of increases in deferred costs of $3.6 million, mainly due to incurred IPO costs, accounts receivable of $1.9 million, and prepaid expenses of $1.5 million, and a $2.2 million decrease in accounts payable offset by increases in accrued expenses and deferred revenue of $2.7 million.
For the nine months ended September 30, 2016, cash provided by operating activities from continuing operations was $12.7 million, which primarily consisted of net income from continuing operations of $11.6 million, depreciation and amortization of $4.8 million and $1.1 million of stock-based compensation expenses, partially offset by a decrease in working capital of $5.0 million. Working capital consisted primarily of increases in accounts receivable of $3.5 million, accrued expenses of $1.6 million, prepaid expenses of $1.4 million, and deferred costs of $0.7 million, offset by increases in accounts payable of $1.1 million and deferred revenue of $1.1 million.

We have an ongoing dispute and litigation with MCI Communications Services, Inc. d/b/a Verizon Business and Verizon Select Services, Inc. (collectively, “Verizon”), which is a carrier access billing (“CABS”) customer. Billings to Verizon were approximately $7.8 million and $7.2 million for the nine months ended September 30, 2016 and 2017, respectively. We recognize revenue for this customer only to the extent to which payments have been made and/or billings are not disputed. These outstanding amounts represent disputed and unpaid billings and are fully reserved within our allowance for doubtful accounts. We have not recognized revenue related to the outstanding and disputed balances.

Cash Flows from Investing Activities
For the nine months ended September 30, 2017, cash used in investing activities from continuing operations was $4.9 million from the purchase of property, plant and equipment and capitalized internally developed software costs.
For the nine months ended September 30, 2016, cash used in investing activities from continuing operations was $4.2 million used to purchase property, plant and equipment and capitalized internally developed software costs.
Cash Flows from Financing Activities
For the nine months ended September 30, 2017, cash used in financing activities from continuing operations was $6.4 million consisting primarily of net repayments of $5.0 million on our line of credit and $1.5 million in payments on our term loan.
For the nine months ended September 30, 2016, cash used in financing activities from continuing operations was $4.1 million consisting primarily of net repayments of $5.0 million on our line of credit, partially offset by $0.9 million in proceeds from issuance of common stock.
Debt
As of September 30, 2017, the Company has $38.5 million outstanding on the term loan and no amount outstanding on the revolving loan. The Company was in compliance with all financial covenants. The availability under the Credit and Security Agreement was $25.0 million as of September 30, 2017. Beginning on March 31, 2017, the term loan is payable in consecutive equal quarterly payment installments with the balance payable in full on the maturity date (November 3, 2021).

Contractual Obligations and Other Commitments
The following table summarizes our noncancellable contractual obligations as of September 30, 2017:

	Total	Less Than 1 Year	1 to 2 Years	3 to 5 Years	More than 5 years
As of September 30, 2017:
Term loan	$38,500	$2,750	$6,750	$29,000	$—
Interest expense(1)	4,274	1,170	2,910	194	—
Operating leases(2)	17,965	905	3,631	11,411	2,018
Capital leases	116	25	91	—	—
Purchase obligations(3)	5,308	3,880	1,190	238	—
Total	$66,163	$8,730	$14,572	$40,843	$2,018
________________________
(1) Interest has been calculated on the term loan based on an interest rate of 3.125% which was the rate in effect as of December 31, 2016. Actual cash flows may differ significantly due to changes in interest rates.
(2) Operating leases represent total future minimum rent payments under non-cancellable operating lease agreements.
(3) Purchase obligations represent total future minimum payments under contracts to various service providers. Purchase obligations exclude agreements that are cancellable without penalty.

Critical Accounting Policies and Significant Judgments and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material.
We believe that the assumptions and estimates associated with revenue recognition and deferred revenue, stock-based compensation, the valuation of goodwill and intangible assets, internal-use software development costs, income taxes and other contingencies have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates disclosed in the final prospectus for our IPO filed with the SEC on November 13, 2017 pursuant to Rule 424(b)(1) under the Securities Act.

Recently Issued Accounting Guidance
See Note 2 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of recent accounting pronouncements not yet adopted.

JOBS Act Accounting Election
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).
Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.
We also intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions for so long as we are an “emerging growth company.”
We will remain an emerging growth company until the earlier of (1) December 31, 2022 (the last day of the fiscal year following the fifth anniversary of our initial public offering), (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer,” as defined in the Exchange Act, and (4) the date on which we have issued more than $1.0 billion in nonconvertible debt during the prior three-year period. Any reference herein to “emerging growth company” has the meaning ascribed to it in the JOBS Act.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and, to a lesser extent, inflation.
Interest Rate Risk
Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents totaling $5.4 million as of September 30, 2017, which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of interest bearing checking accounts.
Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
We had debt totaling $38.5 million as of September 30, 2017. Our debt is comprised of $38.5 million outstanding under our term loan and no amount outstanding on the revolving line of credit. The revolving line of credit had an interest rate based on the 1-month LIBOR rate plus 225 basis points as of September 30, 2017. The term loan had an interest rate based on the 3-month LIBOR rate plus 225 basis points. A one-eighth percentage point increase or decrease in the applicable rate for our credit facility (assuming the revolving portion of the credit facility is fully drawn) would have an annual impact of $0.1 million on cash interest expense.
Foreign Currency Risk
Our customers consume our services primarily in the United States. Our revenue and expenses are denominated in U.S. dollars and as a result we have no foreign currency risk.
Inflation
We do not believe inflation has had a material effect on our business, financial condition or results of operations. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent limitation on the effectiveness of internal control
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II -- OTHER INFORMATION
Item 1. Legal Proceedings

In April 2014, Phone Recovery Services, LLC (“Phone Recovery Services”) filed a complaint against us in the Superior Court of the District of Columbia. The complaint alleges that we failed to bill, collect and remit certain taxes and surcharges associated with the provision of 911 services pursuant to applicable laws of the District of Columbia. In November 2015, the Superior Court of the District of Columbia dismissed Phone Recovery Services’ complaint with prejudice. Phone Recovery Services subsequently appealed, and we are currently awaiting a decision regarding Phone Recovery Services’ appeal.
Phone Recovery Services, acting or purporting to act on behalf of applicable jurisdictions, or the applicable county or city itself, has filed similar lawsuits against us and/or one of our subsidiaries in the Superior Court of the State of Rhode Island, the Court of Common Pleas of Allegheny County, Pennsylvania and the District Court of Ramsey County, Minnesota that are currently in various stages of litigation. The case in Ramsey County, Minnesota was dismissed in November 2016; in August 2017, the Minnesota Court of Appeals affirmed that dismissal. On September 5, 2017, Phone Recovery Services filed a notice of appeal to the Minnesota Supreme Court. To date, we have not received any material adverse decision in connection with those matters.
We face similar lawsuits brought directly by various state and local governments alleging underpayment of 911 taxes and surcharges, although we understand that Phone Recovery Services is working in conjunction with each state or local government as a consultant on a contingency basis. The following county or municipal governments have named us in lawsuits associated with the collection and remittance of 911 taxes and surcharges: Birmingham Emergency Communications District, Alabama (the "Alabama Case"); Clayton County, Cobb County, DeKalb County, Fulton County, Gwinnett County, Macon-Bibb County, Georgia and Columbus Consolidated Government, Georgia (collectively, the “Georgia Cases”); Cook County and Kane County Illinois; City of Chicago, Illinois; the State of Illinois (collectively, the “Illinois Case”); Beaver County, Berks County, Bucks County, Butler County, Chester Co., Clarion County, Cumberland County, Dauphin County, Delaware County, Lancaster County, Lebanon County, Mercer County, Somerset County, Washington County, Westmoreland County, and York County, Pennsylvania (collectively, the “Pennsylvania Cases”); and Charleston County, South Carolina. The complaints allege that we failed to bill, collect and remit certain taxes and surcharges associated with 911 service pursuant to applicable laws. A claim in the Alabama Case was partially dismissed in December 2017; Birmingham Emergency Communications District may timely appeal the partial dismissal of the claim. The Georgia Cases have been closed administratively during the appeal of a related case in the Georgia courts; the Georgia Cases may be reopened. We understand that Augusta-Richmond County, Bartow County, Chatham County, Cherokee County, City of Atlanta, City of Savannah, Forsyth County, Houston County and Spalding County, Georgia each intends to initiate legal proceedings against us with allegations substantially similar to those in the Georgia Cases. The Pennsylvania Case in Butler County, Pennsylvania was dismissed in August 2016; the Pennsylvania Cases have been stayed until the appeal of the dismissal of the Butler County, Pennsylvania Case is resolved. The Illinois Case was dismissed in December 2016; Phone Recovery Services timely filed a notice of appeal and the appeal is underway.
In August 2016, we received a Civil Investigative Demand from the Consumer Protection Division of the North Carolina Department of Justice, though no formal complaint has been filed in connection with that investigation. The North Carolina Department of Justice is investigating the billing, collection and remission of certain taxes and surcharges associated with 911 service pursuant to applicable laws of the State of North Carolina.

We also have ongoing litigations against MCI Communications Services, Inc. d/b/a Verizon Business and Verizon Select Services, Inc. (collectively, “Verizon”) in the United States District Court for the Northern District of Texas. In April 2016, we filed counterclaims against Verizon. We are pursuing collection of unpaid intercarrier compensation charges for providing switched access services related to the exchange of telecommunications traffic with Verizon entities across the United States. Verizon has asserted counterclaims against us. We intend to contest the counterclaims vigorously. Verizon’s prior September 2014 complaint against us and other defendants regarding intercarrier compensation charges for providing switched access services related to the exchange of telecommunications traffic has been dismissed without prejudice, but remains subject to appeal.

Item 1A. Risk Factors

RISK FACTORS

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in “Risk Factors” in our registration statement on Form S-1 filed with the SEC on October 12, 2017, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in that prospectus.

Item 2. Unregistered Sales of Equity Securities
Recent Sales of Unregistered Securities
On November 28, 2017, the Underwriters exercised their option to sell 162,991 shares of our Class A common stock under the options granted to them under the Underwriting Agreement. As a result of this transaction, shares of Class B common stock held by the selling stockholders were converted to Class A common stock resulting in 4,197,831 outstanding shares of Class A common stock and 13,423,489 of Class B common stock.
Use of Proceeds
On November 9, 2017, the Registration Statement on Form S-1 (File No. 333-220945) for our initial public offering of our Class A common stock was declared effective by the SEC. Shares of our Class A common stock began trading on the New York Stock Exchange on November 10, 2017.
The underwriters of our initial public offering were Morgan Stanley, KeyBank Capital Markets, Baird, Canaccord Genuity and JMP Securities. We paid to the underwriters of our initial public offering an underwriting discount totaling approximately $5.6 million. In addition, we incurred expenses of approximately $5.3 million which, when added to the underwriting discount, amount to total expenses of approximately$10.9 million. Thus, the net offering proceeds, after deducting underwriting discounts and offering expenses, were approximately $69.1 million. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or any affiliates.
There has been no material change in the planned use of proceeds from the IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b)(1) under the Securities Act on November

13, 2017.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits

EXHIBIT INDEX

Exhibit number	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation
3.2	Second Amended and Restated Bylaws
31.1	Certificate of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates by reference

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this report 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.
December 14, 2017.

BANDWIDTH INC.

By:
David A. Morken
Chief Executive Officer and Chairman
(Principal Executive Officer)
December 14, 2017.

BANDWIDTH INC.

By:
Jeffrey A. Hoffman
Chief Financial Officer
(Principal Accounting and Financial Officer)