Form 10-K
period 2017-12-31
Bandwidth Inc.
filed 2018-02-26
CIK 1514416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________________
FORM 10-K
______________________________________________

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the fiscal year ended December 31, 2017

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38285

Bandwidth Inc.
(Exact name of registrant as specified in its charter)
 ______________________________________________

Delaware	56-2242657
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

900 Main Campus Drive
Raleigh, NC 27606
(Address of principal executive offices) (Zip Code)

(800) 808-5150
(Registrant’s telephone number, including area code)
______________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $0.001 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None
______________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes  ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes  ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of stock held by non-affiliates as of November 10, 2017, was $203.4 million based upon $21.19 per share, the closing price for such date on the NASDAQ Global Select Market.

As of January 31, 2018, 4,197,831 shares of the registrant’s Class A common stock and 13,441,976 shares of registrant’s Class B common stock were outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated herein by reference in Part II and Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2017.

Bandwidth Inc.
Annual Report on Form 10-K

For the Year Ended December 31, 2017

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements contained in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. Forward-looking statements generally can be identified by the words “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” "would," "project," "plan," “estimate,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations strategy, plans or intentions. Forward looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our ability to attract and retain customers, including large enterprises;

•	our approach to identifying, attracting and keeping new and existing customers, as well as our expectations regarding customer turnover;

•	our beliefs regarding network traffic growth and other trends related to the usage of our products and services;

•	our expectations regarding revenue, costs, expenses, gross margin, dollar based net retention rate, Adjusted EBITDA and capital expenditures;

•	our beliefs regarding the growth of our business and how that impacts our liquidity and capital resources requirements;

•	the sufficiency of our cash and cash equivalents to meet our liquidity needs;

•	our ability to attract, train, and retain qualified employees and key personnel;

•	our beliefs regarding the expense and productivity of and competition for our sales force;

•	our expectations regarding headcount;

•	our ability to maintain and benefit from our corporate culture;

•	our plans to further invest in and grow our business, and our ability to effectively manage our growth and associated investments;

•	our ability to introduce new products and services and enhance existing products and services;

•	our ability to compete successfully against current and future competitors;

•	the evolution of technology affecting our products, services and markets;

•	the impact of certain new accounting standards and guidance as well as the time and cost of continued compliance with existing rules and standards;

•	our beliefs regarding the use of non-GAAP financial measures;

•	our ability to maintain, protect and enhance our intellectual property;

•	our expectations regarding litigation and other pending or potential disputes;

•	our ability to comply with modified or new laws and regulations; and

•	the increased expenses associated with being a public company.

We caution you that the foregoing list may not contain all the forward-looking statements made in this Annual Report on Form 10-K.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled "Risk Factors"

and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

PART I
Item 1. Business

Overview
We are a leading cloud-based communications platform for enterprises in the United States. Our solutions include a broad range of software Application Programming Interfaces ("APIs") for voice and text functionality and our owned and managed, purpose-built Internet Protocol ("IP") voice network, one of the largest in the nation. Our sophisticated and easy-to-use software APIs allow enterprises to enhance their products and services by incorporating advanced voice and text capabilities. Companies use our platform to more frequently and seamlessly connect with their end users, add voice calling capabilities to residential Internet of Things ("IoT") devices, offer end users new mobile application experiences and improve employee productivity, among other use cases. By owning and operating a capital-efficient, purpose-built IP voice network, we are able to offer advanced monitoring, reporting and analytics, superior customer service, dedicated operating teams, personalized support, and flexible cost structures. Over the last ten years, we have pioneered the Communications Platform-as-a-Service ("CPaaS") space through our innovation-rich culture and focus on empowering enterprises with end-to-end communications solutions.
As technologies evolve and new mobile applications and connected devices proliferate, enterprises must adapt and innovate their communications solutions to create a “connected” experience anywhere, anytime, on any device. Enterprises looking to capitalize on trends such as voice as an interface and Application-to-Person ("A2P") messaging need solutions that are reliable, secure, scalable and cost-efficient. Most software-powered communications providers rely heavily on leased networks and cannot provide enterprise-grade service and support. We believe traditional large-scale network providers lack the capabilities to build robust software platforms for agile development of communications solutions. Enterprises focus on their core businesses, but lack the technical know-how or strategic flexibility to build the customized solutions they require in-house. As a result, enterprises need a third-party, end-to-end, cloud-based software solution that eliminates the complexity and expense of building and maintaining their own communications platform.
Our solutions address enterprises’ communications needs, which we believe are shaping the future of how enterprises connect through embedded voice and text for applications and devices. At the core of our solutions are our communications software APIs, which allow companies to build products and services on top of our cloud-based, out-of-the-box software. Our software APIs include pre-defined functions that are easily customizable for specific use cases without the challenge and expense of building and deploying complex code. Moreover, our platform collects and analyzes terabytes of call and messaging data records in real-time and provide a seamless integration to CRM and Business Intelligence analytics tools to provide meaningful data driven actionable insights for critical business decisions. Customers can then launch and scale applications and solutions with reliability using our own nationwide IP voice network. Our voice software APIs allow enterprises to make and receive phone calls and create advanced voice experiences. Integration with our purpose-built IP voice network ensures enterprise-grade functionality and secure, high-quality connections. Our messaging software APIs provide enterprises with advanced tools to connect with end users via messaging. Our customers also use our solutions to enable 911 response capabilities, real-time provisioning and activation of phone numbers, and toll-free number messaging.
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
Our customers currently include only enterprises, which includes large enterprises, small and medium-sized businesses, emerging technology companies and any other business. Our customers operate in a diverse set of industries, including technology, communications, hospitality and services, that need to launch and scale robust communications experiences. Our customers choose Bandwidth because we empower them to embed seamless communications within their products and services in a reliable, flexible, scalable and cost-efficient manner. Our customers include Google Voice, Microsoft Office 365 Skype for Business, Cisco-Webex, Dialpad, RingCentral, GoDaddy, Kipsu, Rover and ZipRecruiter, among many others. We do not currently have any consumer or residential customers, although our enterprise customers may utilize our solutions to serve their own consumer or residential customers or end users.
Our usage-based revenue model allows us to grow with our customers and increase our revenue base as our customers deepen their usage of our solutions. Our dollar-based net retention rate, which measures our customers’ increased utilization of our platform, was 115%, 111% and 107% for the years ended December 31, 2015, 2016 and 2017, respectively.
We have continued growing our business in recent periods. For the years ended December 31, 2015, 2016 and 2017, our revenue was $137.8 million, $152.1 million and $163.0 million, respectively, and our net (loss) income was $(6.7) million, $22.4 million and $6.0 million, respectively.
Segments
We have two reportable segments, CPaaS and Other. Segments are evaluated based on revenue and gross profit. We do not allocate operating expenses, interest expense or income tax expense to our segments. Accordingly, we do not report such information. We generate a majority of our revenue from our CPaaS segment. CPaaS revenue is derived from voice usage, phone number services, 911-enabled phone number services, messaging services and other services. We generate a portion of our CPaaS revenue from usage-based fees which include voice calling and messaging services. The remainder of our revenue is generated by our Other segment. Other revenue is composed of revenue earned from our legacy services and indirect revenue. See Note 9, "Segment and Geographic Information," in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for additional information about our segments.
Our Platform
Our Bandwidth Communications Platform empowers enterprises to create and scale voice or text communications services across any application and device. Our software platform and IP voice network enable our enterprise customers to rapidly develop and deploy real-time and mission-critical, software-powered communications solutions. Our sophisticated and easy-to-use software APIs allow enterprises to enhance their products and services by incorporating advanced voice and text capabilities. By owning and operating a capital-efficient, purpose-built IP voice network, we are able to offer advanced monitoring, reporting and analytics, superior customer service, dedicated operating teams, personalized support and flexible cost structures.
Our cloud-based platform is a proprietary CPaaS offering consisting of voice and messaging solutions:
Voice Software API. We provide flexible software APIs that are used to build voice calling within applications, innovative call flows between users or machines, call recording, text-to-speech for interactive voice response, call detail records, conference calling or bridging and more. We provide the ability to have customized high-quality call routing for business voice use cases and global reach. Our voice quality monitoring service provides tools and processes for network quality tests and proactive tuning. While we provide a wide range of functionalities, some of the common use cases are:

•
Enabling local and toll-free numbers via software API: Our platform empowers enterprises with a capability to activate and manage phone numbers instantly and at scale. Using our easy to use software APIs, our enterprise customers can easily add additional lines to their business as well as for their end users.

•
Automating voice communication while preserving privacy: Our software APIs enable voice communication capabilities from a mobile application to an individual or a group with or without disclosing personal identity.

•
Embedding ‘click-to-call’ communication feature: We enhance our enterprise customers mobile and web marketing capabilities by embedding click-to-call functionality in their customer outreach, including advertising campaigns that enables them to connect with consumers instantly.

•
Real-time call analytics: We provide our enterprise customers with real-time call analytics through our dashboard that correlates the raw data from calls with CRM records, including the call duration, customer sentiment and other attributes, in order to provide meaningful contextual sales and other business insights.

Messaging API. Our software APIs for messaging deliver a complete wireless experience, including: delivery receipts, SMS, MMS, long text support, emoji support and bi-directional unicode (international characters) and short codes interoperability. While we provide a wide range of functionalities, some of the common use cases are:

•
Automated real-time notification and alerts: Our software APIs empower our enterprise customers with predefined functionalities to send and receive text messages to and from an application to an individual or a group. Our customers often build more customized use cases on top of our predefined use cases. For instance, ZipRecruiter uses this functionality to update job seekers of available jobs in real time via automated text alerts.

•
Two-factor authentication: We enable enterprises to verify the identity and maintain security of end users through our software-based SMS verification service that sends unique codes to end users in order to log in to mobile and web applications.

•
Group messaging: Enterprises utilize our platform to collaborate with their end users on a real-time basis by enabling group messaging within their user community to share messages, videos, carry out polls and surveys amongst other uses without leaving the application.

911 Software API. We are the only software platform that provides complete communications solutions with integrated 911 services. We can instantly connect numbers or applications to emergency services with reliable and accurate emergency routing. Our Dynamic Geospatial Routing uses geocoding to enable real-time routing based on X,Y coordinates of the caller and defined Public Safety Access Point boundaries. Our Advanced “Next Generation 911” “i3”-ready NENA i2 “Enhanced” service network covers approximately 98% of the U.S.
Key Benefits of Our Software Platform

Our Bandwidth Communications Platform provides the following benefits to the enterprises we serve:

•
Easy to Build and Deploy. Our easy-to-use, intuitive software APIs are ready to launch and scale from day one. We enable enterprises to rapidly and easily scale communications functionalities to a vast range of applications and devices. Our technology requires minimal lines of code to build customized applications, which allows for rapid composition of customized solutions and seamless embedding within other applications.

•
Easy to Scale. We enable enterprises to easily scale nationwide at launch, without sacrificing quality, while meeting the most stringent requirements. We can deliver full end-to-end automation for even the largest of enterprises using our IP voice network, which is the largest of any CPaaS provider based on the number of rate centers, a measure for the footprint covered by our IP voice network. We are able to support high user volumes without impacting deliverability. Our software, built on our own IP voice network, removes complexity, eliminates performance degradation and increases cost efficiencies at scale.

•
Flexibility. Our software APIs are easy to deploy and use and allow for the creation of solutions to address a broad array of use cases. Our software can be implemented directly into product workflow for a variety of custom solutions such as creation of virtual call centers, group messaging and dynamic call location routing. We enable developers to easily and rapidly innovate with our platform.

Key Benefits of Our Network
Our owned and managed IP voice network provides the following benefits to the enterprises we serve:

•
Enhanced Quality and Reliability. We offer greater levels of quality and delivery assurance than providers offering services across the public Internet or through partnerships. As a result, the enterprises we serve have enjoyed 99.9% network uptime in 2017 and we have not experienced any material system failures in the past three years.

•
Total Accountability. The ability to vertically integrate our software platform with our own IP voice network provides us with a differentiated ability to continuously monitor, report and resolve any software- or network-related issues on a real-time basis. For our enterprise customers, having a single platform solution for their entire communications requirements, including software and network, provides tremendous value with respect to time and financial resources. Our service-level agreements with our enterprise customers assures that we provide high quality service and gives them peace of mind and confidence in our service.

•
Lower Total Cost to Our Customers. The differentiated pairing of our software combined with owning the delivery capability through our IP voice network leads to significant savings for the enterprises we serve as compared to our competitors. Our IP voice network lowers total cost to our customers as compared to our competitors because of our reduced capital expenditure requirements and lower marginal costs at scale, which we are able to pass on to our customers.

Our Competitive Strengths
In our 19 years of business, we have prided ourselves on maintaining a start-up culture and our focus on continuous innovation. We have innovated on our CPaaS offerings to empower our enterprise customers with the most comprehensive software-powered communications platform that integrates seamlessly with one of the largest IP voice networks in the U.S. that we have built and operate. Our innovation-rich culture, customer-centric solutions and track record of successful execution provide us with the following competitive strengths:

•
Highly Scalable Platform Built for the Enterprise. We built our Bandwidth Communications Platform from the ground up as an enterprise-grade cloud application. As a result, our deployment is fast, our software APIs are flexible and easy-to-use, and we enable enterprises to launch and scale on day one. Our software APIs allow the enterprise customers we serve to grow with flexibility and seamlessly embed communications in their applications or devices. Our scalable platform allows us to serve large-scale Internet companies and cloud service providers.

•
Broadest, Most Complete Solutions in the Industry. We provide enterprises the broadest, most complete communications services solutions in the industry through our integrated software and IP voice network. Our large library of voice and text APIs enables our customers to incorporate into their products and services a broad range of capabilities not otherwise attainable.

•
Purpose-Built IP Voice Network. Our Bandwidth Communications Platform’s IP voice network, which we own and operate nationwide, supports our ability to scale at a reliable and consistent quality for the enterprises we serve. The control and scale we have over our own IP voice network integrated with our Bandwidth Communications Platform provides us distinct competitive advantages that include consistent high quality, in-depth enterprise support, real-time network visibility and economies of scale.

•
Deep Experience and Expertise in Voice and Messaging. The combination of our versatile software API platform and our IP voice network control allows us to offer not just best efforts, but best-in-class voice and messaging solutions for enterprises. Our senior leadership team has a combined 135 years of industry experience and an average tenure with Bandwidth of 10 years.

•
Growing, Long-Term Relationships with Low Customer Churn. We deliver comprehensive solutions that address the unique and complex needs of the enterprises we serve. As a result, these enterprises have continued to innovate and grow with our platform over extended timeframes. Our relationship with each of the enterprises we serve often expands across different product suites, divisions and use cases over time. Our customers include large enterprises and small and medium-sized businesses across various industries, and we rarely lose customers that have been on our platform for more than three months. For example, our largest enterprise customer has been on our platform for more than ten years. Based on surveys conducted after customer interactions in 2017, our customers have expressed a 97% satisfaction rate.

•
CPaaS-Based 911 Network Capabilities. We believe we are the only CPaaS software provider with 911 capabilities. We believe our 911 capabilities provide a significant advantage as compared to software platform providers that are enabling residential voice services through new connected device experiences. Moreover, our dynamic geospatial routing capability routes 911 calls based on a real-time location of the caller to produce industry-leading results.

Our Growth Strategy

•
Expand Existing Enterprise Relationships. We will continue to expand our relationships with our existing enterprise customers. For example, enterprises often initially purchase only our voice solution and later expand to also purchase our messaging and 911 services. Additionally, we are able to help enterprises scale efficiently and offer their solutions to more of their customers as they grow.

•
Grow Our Enterprise Customer Base. We believe there is a substantial opportunity to increase our enterprise customer base across a broad range of industries and companies. We plan to continue to grow and invest in our direct sales force and marketing to increase our enterprise customer base.

•
Continue to Innovate Our Platform. We are committed to building on our track record of leveraging our innovative product capabilities to meet our customers’ needs, just as we have done throughout our history, through dramatic waves of change in communications technology. We were early to deploy software-based networks and to offer hosted cloud-based voice services, while building out one of the fastest growing IP voice networks over the last ten years. Our team has continued to adapt to a dynamic environment to grow our business, and we intend to invest in continued development of our platform and product features to support new use cases such as virtual personal assistants ("VPAs") and help our enterprise customers succeed as communications technologies evolve.

•
Continue Our Focus on Enterprise Customer Satisfaction. We intend to continue focusing on delivering world-class services and support to the enterprises we serve to ensure a high level of satisfaction. We believe that satisfied customers provide vital product feedback, purchase additional services, renew contracts at a high rate and provide broad advocacy and new customer referrals for our business.

•
Explore the Development and Growth of Our International Offerings. Today, our international services are limited to outbound international calling and outbound international messaging. Some of our enterprise customers operate globally or have plans to so. While we do not have specific expansion plans, we are actively exploring opportunities, including those where we might have a cost or quality advantage in serving our customers.

•	Pursue Acquisitions and Strategic Investments Selectively. We may selectively pursue acquisitions and strategic investments in businesses and technologies that strengthen our platform.
Our Customers
We have a broad and diversified customer base. We benefit from longstanding relationships with well-recognized enterprise customers, as well as small and medium-sized businesses. Many of our customers have multi-year contracts, with no single customer representing more than 8% of CPaaS revenue for the year ended December 31, 2017.
Our management is highly focused on creating and maintaining strategic partnerships beyond standard transactional customer relationships. We empower enterprises to create, scale and operate voice or text communications services across any mobile application or connected device and this reinforces our customer relationships.
The majority of our customers sign master service agreements (“MSAs”) that contain standard terms and conditions, including billing and payment, default, termination, limitations of liability, confidentiality, assignment and notification, and other key terms and conditions. Customers order specific services in separate service order forms that incorporate the applicable MSA. Each service order form details the minimum contract duration, any applicable monthly recurring charge and applicable non-recurring charges. The terms and conditions for each order are also specified in the applicable service order form.
Sales and Marketing
Our sales and marketing teams work together to identify and establish relationships with prospects,

acquire new enterprise customers, expand relationships with existing enterprises and integrate them with our Bandwidth Communications Platform. Our marketing staff generates leads through our website, online marketing campaigns, webinars, sponsored events, white papers, public relations and other outbound lead development efforts. Our marketing staff also targets companies with products that could use our services for the first time or to displace our competitors. Our marketing initiatives enhance awareness and adoption of our services.
We engage potential customers and existing customers through an enterprise sales approach. Our sales executives directly engage C-level executives and other senior business, product and technical decision makers responsible for the end user experience and financial results at their enterprises. Our sales executives work to educate these decision makers and their teams about the benefits of using our Bandwidth Communications Platform to launch and scale robust communications experiences. Our sales team includes sales development, inside sales, field sales and sales engineering personnel.
As of December 31, 2017, we had 63 employees in our sales and marketing organization.
Research and Development
Our ability to compete depends in large part on our continuous commitment to research and development ("R&D"). We also seek to continuously enhance our existing services and develop new products and services. Our product and network teams are responsible for the design, development, testing and release of our platform. These teams closely coordinate with our executive management, which is responsible for creating a vision for our platform, and with our sales and marketing teams, which relay enterprise demands and possible new use cases or enhancements. Our development efforts focus on the availability and resiliency of our Bandwidth Communications Platform and our IP voice network, including infrastructure, ease-of-use and flexibility, end-user experience and ability to integrate with other enterprise systems.
As of December 31, 2017, we had 66 employees in our research and development organization.
Competition
The CPaaS market is rapidly evolving and increasingly competitive. We believe that the principal competitive factors in our market are:

•	platform scalability, reliability and performance;

•	network control and quality;

•	completeness of offering;

•	ease of integration and programmability;

•	product features;

•	customer support;

•	ability to deliver measurable value and savings;

•	the cost of deploying and using our service offerings;

•	the strength of sales and marketing efforts;

•	brand awareness and reputation; and

•	credibility with product executives and developers.
We believe that we compete favorably based on the factors listed above and believe that none of our competitors currently competes directly with us across all our product offerings.
Our competitors fall into two primary categories:

•	CPaaS companies that offer a narrower set of software APIs, less robust customer support and fewer other features while relying on third-party networks and physical infrastructure; and

•	network service providers that offer limited developer functionality on top of their own networks and physical infrastructure, such as AT&T, Level 3 and Verizon.
Some of our competitors have greater financial, technical and other resources, greater geographic reach, greater name recognition, larger sales and marketing budgets and larger intellectual property portfolios. As a result, certain of our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or enterprise requirements. In addition, some competitors may offer products or services that address one or a limited number of functions at lower prices, with greater depth than our services or geographies where we do not operate. With the introduction of new products and services and new market entrants, we expect competition to intensify in the future. Moreover, as we expand the scope of our platform, we may face additional competition.
Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to protect our proprietary technology. We also rely on registered and unregistered trademarks to protect our brand.
As of December 31, 2017, we had eight U.S. patents and five U.S. patent applications pending. In addition, as of December 31, 2017, we had fifteen registered trademarks and one pending trademark application in the United States.
We seek to protect our intellectual property rights by implementing a policy that requires our employees and independent contractors involved in development of intellectual property on our behalf to enter into agreements acknowledging that all works or other intellectual property generated or conceived by them on our behalf are our property, and assigning to us any rights, including intellectual property rights, that they may claim or otherwise have in those works or property, to the extent allowable under applicable law.
Despite our efforts to protect our technology and proprietary rights through intellectual property rights, licenses and other contractual protections, unauthorized parties may still copy or otherwise obtain and use our software and other technology. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Further, companies in the communications and technology industries may own large numbers of patents, copyrights and trademarks and may frequently threaten litigation, or file suit against us based on allegations of infringement or other violations of intellectual property rights. In the future, we may face allegations that we have infringed the intellectual property rights of third parties, including our competitors and non-practicing entities.

Employees
As of December 31, 2017, we had a total of 378 employees, all of whom are located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Information about Geographic Revenue
Information about geographic revenue is set forth in Note 9, "Segment and Geographic Information," in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Regulatory
General
We and the communications services that we provide through our software APIs are subject to many U.S. federal and state and foreign laws and regulations. These laws and regulations may involve telecommunications, as well as privacy, data protection, intellectual property, competition, consumer protection, taxation or other subjects. Many of the laws and regulations to which we and the communications services that we provide through our software APIs are subject are still evolving and being tested in courts and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which we operate. Because laws and regulations have continued to develop and evolve rapidly, it is possible that we may not be, or may not have been, compliant with each such applicable law or regulation.
Federal Telecommunications Regulation
The Federal Communications Commission ("FCC") has jurisdiction over interstate and international telecommunications services. We have obtained FCC authorization to provide services on a facilities and resale basis, as well as via a wireless telecommunications license.
Under the Communications Act of 1934, as amended by the Telecommunications Act of 1996 (the “1996 Act”), any entity, including cable television companies and electric and gas utilities, may enter any telecommunications market, subject to reasonable state regulation of safety, quality and consumer protection. The industry continues to evolve toward new services built upon IP technologies. With these technological advances, there have been challenges to the traditional regulatory structure under the 1996 Act. One of the challenges that has arisen is fraud and abuse in the form of illegal robocalling and unwanted text messaging. The FCC has initiated several proceedings to understand and address fraud and abuse, illegal robocalling and unwanted text messaging. Much of the FCC’s efforts to thwart illegal robocalling involve or relate to the Telephone Consumer Protection Act of 1991 (the "TCPA"), which restricts telemarketing calls and the use of automatic text messages without the recipient’s proper consent. The scope and interpretation of these laws and regulations continue to evolve and develop. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining the recipient’s proper consent, we could face direct liability.
VoIP Regulation. Some of our communications services provided through our software APIs may qualify as Voice-over Internet Protocol ("VoIP"). The FCC has imposed various regulatory requirements on VoIP providers that previously applied only to traditional telecommunications providers, such as obligations to provide 911 functionality, to contribute to the federal universal service fund, to comply with regulations relating to local number portability, to abide by the FCC’s service discontinuance rules, to contribute to the Telecommunications Relay Services fund and to abide by the regulations concerning Customer Proprietary Network Information, outage reporting, access for persons with disabilities and the Communications Assistance for Law Enforcement Act. In some instances, these regulations indirectly affect us because they directly apply to our customers. Several state public utility commissions are conducting regulatory proceedings that could affect our rights and obligations, or the rights and obligations of our customers, with respect to IP-based voice applications. Specifically, some states have taken the position that the “local” component of VoIP service is subject to traditional regulations applicable to local telecommunications services, such as the obligation to pay intrastate universal service fees. We cannot predict whether the FCC or state public utility commissions will impose additional requirements, regulations or charges upon our provision of services related to IP communications.
Universal Service. Some of our services are subject to federal and state regulations that implement universal service support for access to communications services in rural and high-cost areas and to low-income consumers at reasonable rates; and access to advanced communications services by schools, libraries and rural health care providers. In some instances, these regulations indirectly affect us because they directly apply to our customers. The FCC assesses us a percentage of interstate and international revenue we receive from retail customers as our contribution to the Federal Universal Service Fund, which assessments we generally pass on to our customers. Additionally, the FCC has ruled that states may assess contributions to their state Universal Service Funds on VoIP providers’ intrastate revenue. Any change in the assessment methodology may affect our revenue and expenses, but at this time it is not possible to predict the extent we would be affected, if at all.
Intercarrier Compensation. Telecommunications carriers compensate one another for traffic carried on each other’s networks. Interexchange carriers pay access charges to local telephone companies for long distance calls that originate and terminate on local networks. Local telephone companies historically have charged one another for local and Internet-bound traffic terminating on each other’s networks. The methodology by which carriers have compensated one another for exchanged traffic, whether it be for local, intrastate or interstate traffic, has been under review by the FCC for over a decade and continues to be subject to on-going reform efforts.
In November 2011, the FCC released its Universal Service Fund/Intercarrier Compensation Transformation Order (the “USF/ICC Transformation Order”). Along with addressing other matters, the USF/ICC Transformation Order established a prospective intercarrier compensation framework for terminating switched access and VoIP traffic. Under the USF/ICC Transformation Order and subsequent related FCC orders, most terminating switched access charges and all reciprocal compensation charges were capped at then-current levels, and will be reduced to zero over, as relevant to us, generally a six-year transition period that began July 1, 2012.
Pursuant to the USF/ICC Transformation Order, VoIP, while remaining unclassified as either an information or a telecommunications service, was prospectively categorized as either local or non-local traffic. If “local”, then VoIP traffic is subject to reciprocal compensation; if “non-local”, then it is subject to interstate rates, thus eliminating any intrastate access rate applicable to VoIP. The USF/ICC Transformation Order did not address the treatment of VoIP retroactively. During 2015, the FCC issued clarifications concerning the rating of VoIP traffic that were favorable to us. Those clarifications were appealed, and in November 2016 the appellate court vacated the FCC’s 2015 clarification and ruled that additional action by the FCC is required. At this time, we cannot predict the outcome of the FCC actions.
State Telecommunications Regulation

The 1996 Act intended to increase competition in the telecommunications industry, especially in the local market. With respect to local services, incumbent local exchange carriers (or “ILECs”) such as AT&T are required to allow interconnection to their incumbent networks and to provide access to network facilities, as well as several other pro-competitive measures.
State regulatory agencies have jurisdiction when our facilities and services are used to provide intrastate telecommunications services. A portion of our traffic may be classified as intrastate telecommunications and therefore subject to state regulation. We are authorized to provide competitive local exchange telecommunications services in 49 states and the District of Columbia, and thus are subject to these additional regulatory regimes. Changes in applicable state regulations could affect our business.
In addition, we need to maintain interconnection agreements with ILECs where we wish to provide service, which are subject to approval by individual states and subject to state arbitration in the event of disputes. We expect that we should be able to negotiate or otherwise obtain renewals or successor agreements through adoption of others’ contracts or through arbitration proceedings, although the rates, terms and conditions applicable to interconnection and the exchange of traffic with certain ILECs could change significantly in certain cases.

Corporate Information
Bandwidth Inc. was founded in July 2000 and incorporated in Delaware on March 29, 2001. Our principal executive offices are located at 900 Main Campus Drive Raleigh, NC 27606, and our telephone number is (800) 808-5150. Our website address is www.bandwidth.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K.
Available Information
The following information can be found, free of charge, on our corporate website at https://www.bandwidth.com/:

•
our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission;

•
our policies related to corporate governance, including our Code of Business Conduct and Ethics applying to our directors, officers and employees (including our principal executive officer and principal financial and accounting officer) that we have adopted to meet applicable rules and regulations;

•	the charters of the Audit and Compensation Committees of our Board of Directors.
In addition, copies of our annual report will be made available, free of charge, upon written request.
We intend to satisfy the applicable disclosure requirements regarding amendments to, or waivers from, provisions of our Code of Business Conduct and Ethics by posting such information on our website. The information contained on our website or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.

Item 1A. Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our condensed consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline.
Risks Related to Our Business
The success of our growth and expansion plans depends on a number of factors that are beyond our control.
We have grown our business considerably over the last several years. We cannot guarantee that we will be able to maintain our growth or that we will choose to target the same pace of growth in the future. Our success in achieving continued growth depends upon several factors including:

•	the availability and retention of qualified and effective personnel with the expertise required to sell and operate effectively or successfully;

•	the overall economic health of new and existing markets;

•	the number and effectiveness of competitors;

•	the pricing structure under which we will be able to purchase services required to serve our customers;

•	the availability to us of technologies needed to remain competitive; and

•
federal and state and regulatory conditions, including the maintenance of state regulation that protects us from unfair business practices by traditional network service providers or others with greater market power who have relationships with us as both competitors and suppliers.

The market in which we participate is highly competitive, and if we do not compete effectively, our business, results of operations and financial condition could be harmed.
The market for cloud communications is rapidly evolving, significantly fragmented and highly competitive, with relatively low barriers to entry in some segments. The principal competitive factors in our market include completeness of offering, credibility with developers, global reach, ease of integration and programmability, product features, platform scalability, reliability, security and performance, brand awareness and reputation, the strength of sales and marketing efforts, customer support, as well as the cost of deploying and using our services. Our competitors fall into two primary categories:

•	CPaaS companies that offer a narrower set of software APIs, less robust customer support and fewer other features while relying on third-party networks and physical infrastructure; and

•	network service providers that offer limited developer functionality on top of their own networks and physical infrastructure, such as AT&T, Level 3 and Verizon.
Some of our competitors and potential competitors are larger and have greater name recognition, longer operating histories, more established customer relationships, a larger global reach, larger budgets and significantly greater resources than we do. In addition, they have the operating flexibility to bundle competing products and services at little or no incremental cost, including offering them at a lower price as part of a larger sales transaction. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. In addition, some competitors may offer services that address one or a limited number of functions at lower prices, with greater depth than our services or in different geographies. Our current and potential competitors may develop and market new services with comparable functionality to our services, and this could lead to us having to decrease prices in order to remain competitive. In addition, some of our competitors have lower list prices than us, which may be attractive to certain customers even if those services have different or lesser functionality. If we are unable to maintain our current pricing due to the competitive pressures, our margins will be reduced and our business, results of operations and financial condition would be adversely affected. Customers utilize our services in many ways, and use varying levels of functionality that our services offer or are capable of supporting or enabling within their applications. Customers that use many of the features of our services or use our services to support or enable core functionality for their applications may have difficulty or find it impractical to replace our services with a competitor’s services, while customers that use only limited functionality may be able to more easily replace our services with competitive offerings.
With the introduction of new services and new market entrants, we expect competition to intensify in the future. In addition, some of our customers choose to use our services and our competitors’ services at the same time. Moreover, as we expand the scope of our services, we may face additional competition. Further, customers and consumers may choose to adopt other forms of electronic communications or alternative communication platforms, including developing necessary networks and platforms in-house.
Furthermore, if our competitors were to merge such that the combined entity would be able to compete fully with our service offering, then our business, results of operations and financial condition may be adversely effected. If one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could also adversely affect our ability to compete effectively. In addition, pricing pressures and increased competition generally could result in reduced revenue, reduced margins, increased losses or the failure of our services to achieve or maintain widespread market acceptance, any of which could harm our business, results of operations and financial condition.
We presently operate in the United States and provide certain limited services in Canada. Our IP voice network, which is at the core of our product offerings, is located in the United States. Our current and potential competitors have developed and may develop in the future product solutions that are available internationally as well as domestically. To the extent that customers seek product solutions that include support and scaling internationally, they may choose to use other service providers to fill their communication service needs. Furthermore, while we believe the U.S. market is sufficiently large and expanding to allow us to continue to grow our business, we may face slower growth due to our relative lack of exposure to international markets. Each of these factors could lead to reduced revenue, slower growth and lower brand name recognition amongst our industry competitors, any or all of which could harm our business, results of operations and financial condition.
If we are unable to attract new customers in a cost-effective manner, then our business, results of operations and financial condition would be adversely affected.
In order to grow our business, we must continue to attract new customers in a cost-effective manner. We use a variety of marketing channels to promote our services, our Bandwidth Communications Platform, and we periodically adjust the mix of our marketing programs. If the costs of the marketing channels we use increase dramatically, then we may choose to use alternative and less expensive channels, which may not be as effective as the channels we currently use. As we add to or change the mix of our marketing strategies, we may need to expand into more expensive channels than those we are currently in, which could adversely affect our business, results of operations and financial condition. We will incur marketing expenses before we are able to recognize any revenue that the marketing initiatives may generate, and these expenses may not result in increased revenue or brand awareness. We have made in the past, and may make in the future, significant expenditures and investments in new marketing campaigns. We cannot assure you that any new investments in sales and marketing, including any increased focus on enterprise sales efforts, will lead to the cost-effective acquisition of additional customers or increased sales or that our sales and marketing efficiency will be consistent with prior periods. If we are unable to maintain effective marketing programs, then our ability to attract new customers could be materially and adversely affected, our advertising and marketing expenses could increase substantially and our results of operations may suffer.
The market for some of our services and platform is new and unproven, may decline or experience limited growth and is dependent in part on enterprises and developers continuing to adopt our platform and use our services.
We have been developing and providing a cloud-based platform that enables developers and organizations to integrate voice and messaging communications capabilities into their software applications. This market is relatively new and unproven and is subject to a number of risks and uncertainties. We believe that our future success will depend in large part on the growth, if any, of this market. For example, the utilization of software APIs by developers and organizations to build communications functionality into their applications is still relatively new, and developers and organizations may not recognize the need for, or benefits of, our services and platform. Moreover, if they do not recognize the need for and benefits of our services and platform, they may decide to adopt alternative services and/or develop the necessary services in-house to satisfy their business needs. In order to grow our business and expand our market position, we intend to focus on educating enterprise customers about the benefits of our services and platform, expanding the functionality of our services and bringing new technologies to market to increase market acceptance and use of our platform. Our ability to expand the market that our services and platform address depends upon a number of factors, including the cost, performance and perceived value associated with such services and platform. The market for our services and platform could fail to grow significantly or there could be a reduction in demand for our services and platform as a result of a lack of customer acceptance, technological changes or challenges, competing services, platforms and services, decreases in spending by current and prospective customers, weakening economic conditions and other causes. If our market does not experience significant growth or demand for our services and platform decreases, then our business, results of operations and financial condition could be adversely affected.
We must increase the network traffic and resulting revenue from the services that we offer to realize our targets for anticipated revenue growth, cash flow and operating performance.
We must increase the network traffic and resulting revenue from our inbound and outbound voice calling, text messaging, emergency voice functions, telephone numbers and related services at acceptable margins to realize our targets for anticipated revenue growth, cash flow and operating performance. If:

•	we do not maintain or improve our current relationships with existing key customers;

•	we are not able to expand the available capacity on our network to meet our customers’ demands in a timely manner;

•	we do not develop new large wholesale and enterprise customers; or

•	our customers determine to obtain these services from either their own network or from one of our competitors, then we may be unable to increase or maintain our revenue at acceptable margins.
Our business depends on customers increasing their use of our services and any loss of customers or decline in their use of our services could materially and adversely affect our business, results of operations and financial condition.
Our ability to grow and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing customers and to have them increase their usage of our Bandwidth Communications Platform. If our customers do not increase their use of our services, then our revenue may decline and our results of operations may be harmed. Customers generally are charged based on the usage of our services. Most of our customers do not have long-term contractual financial commitments to us and, therefore, most of our customers may reduce or cease their use of our services at any time without penalty or termination charges. We cannot accurately predict customers’ usage levels and the loss of customers or reductions in their usage levels of our services may each have a negative impact on our business, results of operations and financial condition. If a significant number of customers cease using, or reduce their usage of, our services, then we may be required to spend significantly more on sales and marketing than we currently plan to spend in order to maintain or increase revenue from customers. Such additional sales and marketing expenditures could adversely affect our business, results of operations and financial condition.
If we are unable to increase the revenue that we derive from enterprises, our business, results of operations and financial condition may be adversely affected.
We currently generate all of our revenue from enterprise customers. Our ability to expand our sales to enterprise customers will depend, in part, on our ability to effectively organize, focus and train our sales and marketing personnel and to attract and retain sales personnel with experience selling to enterprises. We believe that there is significant competition for experienced sales professionals with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in part, on our ability to recruit, train and retain a sufficient number of experienced sales professionals, particularly those with experience selling to enterprises. In addition, even if we are successful in hiring qualified sales personnel, new hires require significant training and experience before they achieve full productivity, particularly for sales efforts targeted at enterprises and new territories. Our recent hires and planned hires may not become as productive as quickly as we expect and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business.
With respect to enterprise customers, the decision to adopt our services may require the approval of multiple technical and business decision makers, including security, compliance, procurement, operations and IT. In addition, while enterprise customers may quickly deploy our services on a limited basis, before they will commit to deploying our services at scale, they often require extensive education about our services and significant customer support time, engage in protracted pricing negotiations and seek to secure readily available development resources. In addition, sales cycles for enterprises are inherently complex, and some enterprise customers may not generate revenue that justifies the cost to obtain such customers. In addition, these complex and resource-intensive sales efforts could place additional strain on our limited product and engineering resources. Further, enterprises, including some of our customers, may choose to develop their own solutions that do not include our services. They also may demand reductions in pricing as their usage of our services increases, which could have an adverse impact on our gross margin. Our efforts to sell to these potential customers may not be successful. If we are unable to increase the revenue that we derive from enterprises, then our business, results of operations and financial condition may be adversely affected.

If we do not develop enhancements to our services and introduce new services that achieve market acceptance, our business, results of operations and financial condition could be adversely affected.
Our ability to attract new customers and increase revenue from existing customers depends in part on our ability to enhance and improve our existing services, increase adoption and usage of our services and introduce new services. The success of any enhancements or new services depends on several factors, including timely completion, adequate quality testing, actual performance quality, market-accepted pricing levels and overall market acceptance. Enhancements and new services that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, may have interoperability difficulties with our Bandwidth Communications Platform or other services or may not achieve the broad market acceptance necessary to generate significant revenue. In certain instances, the introduction of new services requires the successful development of new technology. To the extent that upgrades of existing technology are required for the introduction of new services, the success of these upgrades may be dependent on reaching mutually acceptable terms with vendors and on vendors meeting their obligations in a timely manner.
Furthermore, our ability to increase the usage of our services depends, in part, on the development of new use cases for our services, which may be outside of our control. Our ability to generate usage of additional services by our customers may also require increasingly sophisticated and more costly sales efforts and result in a longer sales cycle. If we are unable to successfully enhance our existing services to meet evolving customer requirements, increase adoption and usage of our services or develop new services, or if our efforts to increase the usage of our services are more expensive than we expect, then our business, results of operations and financial condition would be adversely affected.
We have experienced rapid growth and expect our growth to continue, and if we fail to effectively manage our growth, then our business, results of operations and financial condition could be adversely affected.
We have experienced substantial growth in our business since inception, which has placed and may continue to place significant demands on our corporate culture, operational infrastructure and management. We believe that our corporate culture has been a critical component of our success. We have invested substantial time and resources in building our team and nurturing our culture. As we expand our business and mature as a public company, we may find it difficult to maintain our corporate culture while managing this growth. Any failure to manage our anticipated growth and organizational changes in a manner that preserves the key aspects of our culture could hurt our chance for future success, including our ability to recruit and retain personnel, and effectively focus on and pursue our corporate objectives. This, in turn, could adversely affect our business, results of operations and financial condition.
In addition, in order to successfully manage our rapid growth, our organizational structure has become more complex. In order to manage these increasing complexities, we will need to continue to scale and adapt our operational, financial and management controls, as well as our reporting systems and procedures. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and management resources before our revenue increases and without any assurances that our revenue will increase.
Finally, continued growth could strain our ability to maintain reliable service levels for our customers. If we fail to achieve the necessary level of efficiency in our organization as we grow, then our business, results of operations and financial condition could be adversely affected.
Our pricing and billing systems are complex and errors could adversely affect our revenue and profits.
Our pricing and billing efforts are complex to develop and challenging to implement. To be profitable, we must have accurate and complete information about the costs associated with voice and text communications, and properly incorporate such information into our pricing model. Our pricing model must also reflect accurate and current information about the market for our services, including the pricing of competitive alternatives for our services, as well as reliable forecasts of traffic volume. We may determine pricing for our services based on data that is outdated or otherwise flawed. Even if we have complete and accurate market information, we may not set prices to optimize both revenue and profitability. If we price our services too high, the amount of traffic that our customers may route to our network may decrease and accordingly our revenue may decline. If we price our services too low, our margins may be adversely affected, which will reduce our ability to achieve and maintain profitability.
Additionally, we rely heavily on third parties to provide us with key software and services for our billing. If these third parties cease to provide those services to us for any reason, or fail to perform billing services accurately and completely, we may not be able to deliver accurate invoices promptly. Delays in invoicing can lead to delays in revenue recognition, and inaccuracies in our billing could result in lost revenue. If we fail to adapt quickly and effectively to changes affecting our costs, pricing and billing, our profitability and cash flow will be adversely affected.
We must continue to develop effective business support systems to implement customer orders and to provide and bill for services.
We depend on our ability to continue to develop effective business support systems. This complicated undertaking requires significant resources and expertise and support from third-party vendors. Following the development of the business support systems, the data migration must be completed for the full benefit of the systems to be realized. Business support systems are needed for:

•	quoting, accepting and inputting customer orders for services;

•	provisioning, installing and delivering services;

•
providing customers with direct access to the information systems included in our Bandwidth Communications Platform so that they can manage the services they purchase from us, generally through web-based customer portals; and

•	billing for services.
Because our business provides for continued rapid growth in the number of customers that we serve, the volume of services offered, as well as the integration of any acquired companies’ business support systems, if any, we must continue to develop our business support systems on a schedule sufficient to meet proposed milestone dates. If we fail to develop effective business support systems or complete the data migration into these systems, it could materially adversely affect our ability to implement our business plans, realize anticipated benefits from our acquisitions, if any, and meet our financial goals and objectives.
If we are not able to maintain and enhance our brand and increase market awareness of our company and services, then our business, results of operations and financial condition may be adversely affected.
We believe that maintaining and enhancing our brand identity and increasing market awareness of our company and services are critical to achieving widespread acceptance of our company and our Bandwidth Communications Platform, as well as to strengthen our relationships with our existing customers and to our ability to attract new customers. The successful promotion of our brand will depend largely on our continued marketing efforts, our ability to continue to offer high quality services and our ability to successfully differentiate our services from competing products and services. Our brand promotion activities may not be successful or yield increased revenue. In addition, independent industry analysts often provide reviews of our services and competing products and services, which may significantly influence the perception of our services in the marketplace. If these reviews are negative or not as strong as reviews of our competitors’ services, then our brand may be harmed.
From time to time, our customers have complained about our services, such as complaints about our pricing and customer support. If we do not handle customer complaints effectively, then our brand and reputation may suffer, our customers may lose confidence in us and they may reduce or cease their use of our services. In addition, many of our customers post and discuss on social media about products and services, including our services and our Bandwidth Communications Platform. Our success depends, in part, on our ability to generate positive customer feedback and minimize negative feedback on social media channels where existing and potential customers seek and share information. If actions we take or changes we make to our services or our Bandwidth Communications Platform upset these customers, then their online commentary could negatively affect our brand and reputation. Complaints or negative publicity about us, our services or our Bandwidth Communications Platform could materially and adversely affect our ability to attract and retain customers, our business, results of operations and financial condition.
The promotion of our brand also requires us to make substantial expenditures, and we anticipate that these expenditures will increase as our market becomes more competitive and as we expand into new markets. To the extent that these activities increase revenue, this revenue still may not be enough to offset the increased expenses we incur. If we do not successfully maintain and enhance our brand, then our business may not grow, we may see our pricing power reduced relative to competitors and we may lose customers, all of which would adversely affect our business, results of operations and financial condition.
Any failure to deliver and maintain high-quality customer support may adversely affect our relationships with our customers and prospective customers and could adversely affect our reputation, business, results of operations and financial condition.
Many of our customers depend on our customer support team to assist them in deploying or using our services effectively, to help them resolve post-deployment issues quickly and to provide ongoing support. If we do not devote sufficient resources or are otherwise unsuccessful in assisting our customers effectively, it could adversely affect our ability to retain existing customers and could prevent prospective customers from adopting our services. We may be unable to respond quickly enough to accommodate short-term increases in demand for customer support. We also may be unable to modify the nature, scope and delivery of our customer support to compete with changes in the support services provided by our competitors. Increased demand for customer support, without corresponding revenue, could increase costs and adversely affect our business, results of operations and financial condition. Our sales are highly dependent on our business reputation and on positive recommendations from existing customers. Any failure to deliver and maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could adversely affect our reputation, business, results of operations and financial condition.
Our revenue is concentrated in a limited number of enterprise customers.
A significant portion of our revenue is concentrated among a limited number of enterprise customers. If we lost one or more of our top ten customers, or, if one or more of these major customers significantly decreased orders for our services, our business would be materially and adversely affected.
Breaches of our networks or systems, or those of third parties upon which we rely, could degrade our ability to conduct our business, compromise the integrity of our services and our Bandwidth Communications Platform, result in significant data losses and the theft of our intellectual property, damage our reputation, expose us to liability to third parties and require us to incur significant additional costs to maintain the security of our networks and data.
We depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and R&D activities to our marketing and sales efforts and communications with our customers and business partners. Cyber attacks, including through the use of malware, computer viruses, dedicated denial of services attacks, credential harvesting and other means for obtaining unauthorized access to or disrupting the operation of our networks and systems and those of our suppliers, vendors and other service providers, could cause harm to our business, including by misappropriating our proprietary information or that of our customers, employees and business partners or to cause interruptions of our services and our Bandwidth Communications Platform. Cyber attacks may cause equipment failures, loss of information, including sensitive personal information of customers or employees or valuable technical and marketing information, as well as disruptions to our or our customers’ operations. Cyber attacks against companies have increased in frequency, scope and potential harm in recent years. Further, the perpetrators of cyber attacks are not restricted to particular groups or persons. These attacks may be committed by company employees or external actors operating in any geography, including jurisdictions where law enforcement measures to address such attacks are unavailable or ineffective, and may even be launched by or at the behest of nation states. While, to date, we have not been subject to cyber attacks which, individually or in the aggregate, have been material to our operations or financial condition, the preventive actions we take to reduce the risks associated with cyber attacks, including protection of our systems and networks, may be insufficient to repel or mitigate the effects of a major cyber attack in the future. Because the techniques used by such individuals or entities to access, disrupt or sabotage devices, systems and networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques, and we may not become aware in a timely manner of such a security breach which could exacerbate any damage we experience. Additionally, we depend upon our employees and contractors to appropriately handle confidential and sensitive data, including customer data and customer proprietary network information pursuant to applicable federal law, and to deploy our IT resources in a safe and secure manner that does not expose our network systems to security breaches or the loss of data. Any data security incidents, including internal malfeasance by our employees, unauthorized access or usage, virus or similar breach or disruption of us or our services providers, could result in a loss of confidential information, theft of our intellectual property, damage to our reputation, loss of customers, litigation, regulatory investigations, fines, penalties and other liabilities.
Our existing general liability insurance may not cover, or may cover only a portion of, any potential claims related to security breaches to which we are exposed or may not be adequate to indemnify us for all or any portion of liabilities that may be imposed. Accordingly, if our cybersecurity measures and those of our service providers, fail to protect against unauthorized access, attacks (which may include sophisticated cyber attacks) and the mishandling of data by our employees and contractors, then our reputation, business, results of operations and financial condition could be adversely affected.
We are currently subject to litigation related to taxes and charges associated with our provision of 911 services, which could divert management’s attention and adversely affect our results of operations.
We, along with many other telecommunications companies and similar service providers, currently are subject to litigation and a civil investigation regarding our billing, collection and remittance of non-income-based taxes and other similar charges regarding 911 services alleged to apply in certain states, counties, and municipalities located in Alabama, Georgia, Illinois, Minnesota, North Carolina, Pennsylvania, Rhode Island, South Carolina and the District of Columbia. See the section titled “Item 3. Legal Proceedings.” We may face similar litigation in other jurisdictions in the future. While we are vigorously defending these lawsuits, litigation is inherently uncertain. Tax assessments, penalties and interest or future requirements arising from these lawsuits, or any other lawsuits that may arise in other jurisdictions, may adversely affect our business, results of operations and financial condition.
We face a risk of litigation resulting from customer misuse of our services and software to make or send unauthorized calls and/or text messages in violation of the Telephone Consumer Protection Act.
Calls and/or text messages originated by our customers may subject us to potential risks. For example, the TCPA restricts telemarketing and the use of technologies that enable automatic calling and/or SMS text messages without proper consent. This may result in civil claims against us and requests for information through third-party subpoenas or regulatory investigations. The scope and interpretation of the laws that are or may be applicable to the making and/or delivery of calls and/or text messages are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining proper consent, we could become subject to lawsuits, fines, civil penalties, potentially significant statutory damages, consent decrees, injunctions, adverse publicity, loss of user confidence in our services, loss of users and other adverse consequences, which could materially harm our business.
The communications industry faces significant regulatory uncertainties and the resolution of these uncertainties could harm our business, results of operations and financial condition.
If current or future regulations change, the FCC or state regulators may not grant us any required regulatory authorization or may take action against us if we are found to have provided services without obtaining the necessary authorizations, or to have violated other requirements of their rules and orders. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may slow our growth and have a material adverse effect on our business, results of operations and financial condition.
Proceedings before the FCC could limit our access to various network services or further increase the rates we must pay for such services. Likewise, proceedings before the FCC could impact the availability and price of special access facilities. Other proceedings before the FCC could result in an increase in the amount we pay to other carriers or a reduction in the revenue we derive from other carriers in, or retroactive liability for, access charges and reciprocal compensation. Additionally, other proceedings before the FCC could result in increases in the cost of regulatory compliance. For example, the FCC has opened a proceeding to examine how to improve the delivery of emergency 911 services and whether to expand requirements to include communications services not currently subject to emergency calling obligations. A number of states also have proceedings pending that could impact our access to and the rates we pay for network services. Other state proceedings could limit our pricing and billing flexibility. Our business would be substantially impaired if the FCC, the courts or state commissions eliminated our access to the facilities and services we use to serve our customers, substantially increased the rates we pay for facilities and services, increased the costs or complexity associated with providing emergency 911 services or adversely affected the revenue we receive from other carriers or our customers. In addition, congressional legislative efforts to rewrite the Telecommunications Act of 1996 or enact other telecommunications legislation, as well as various state legislative initiatives, may cause major industry and regulatory changes. We cannot predict the outcome of these proceedings or legislative initiatives or the effects, if any, that these proceedings or legislative initiatives may have on our business and operations.
While we believe we are currently in compliance with all federal, state and local rules and regulations, these regulations are subject to interpretation and the relevant regulators may determine that our application of these rules and regulations is not consistent with their interpretation. Additionally, in certain instances, third parties or government agencies may bring action with federal, state or local regulators if they believe a provider has breached applicable rules and regulations.
The effects of increased regulation of IP-based service providers are unknown.
While the FCC has to date generally subjected IP-based service providers to less stringent regulatory oversight than traditional common carriers, the FCC has more recently imposed certain regulatory obligations on providers of VoIP services, including the obligations to contribute to the Universal Service Fund, to provide 911 services and/or to comply with the Communications Assistance for Law Enforcement Act. Some states have imposed taxes, fees and/or surcharges on VoIP telephony services. The imposition of additional regulations could have a material adverse effect on our business.
We must obtain and maintain permits and licenses to operate our network.
If we are unable, on acceptable terms and on a timely basis, to obtain and maintain the permits and licenses needed to expand and operate our network, our business could be materially adversely affected. In addition, the cancellation or non-renewal of the permits or licenses that are obtained could materially adversely affect our business. In particular, although we have received approval from the FCC, we are currently awaiting approval from the state public utility commissions of California and Hawaii in connection with our expected change of control (the “Necessary Approvals”). Holders of our Class B common stock are prohibited from converting their shares of Class B common stock to Class A common stock prior to the earlier of: (i) the receipt of the Necessary Approvals and (ii) the 181st day following our initial public offering (the “Conversion Commencement Date”). If we have not received the Necessary Approvals by the Conversion Commencement Date, we will not be able to restrict holders of our Class B common stock from converting their shares of Class B common stock to Class A common stock, which may result in a change of control. If a change of control occurs prior to receipt of regulatory approval in a jurisdiction, we may be subject to fines, penalties, enforcement actions or loss of our authorization in such jurisdiction. In the event we are the target of an acquisition, the regulatory agencies responsible for granting, renewing or transferring permits and licenses may delay or reject applications to transfer such permits or licenses and as a result these uncertainties, we may not be as attractive an acquisition target.
Our operations are subject to regulation and require us to obtain and maintain several governmental licenses and permits. If we violate those regulatory requirements or fail to obtain and maintain those licenses and permits, including payment of related fees, if any, we may not be able to conduct our business. Moreover, those regulatory requirements could change in a manner that significantly increases our costs or otherwise adversely affects our operations.
In the ordinary course of operating our network and providing our services, we must obtain and maintain a variety of telecommunications and other licenses and authorizations. We also must comply with a variety of regulatory obligations. There can be no assurance we can maintain our licenses or that they will be renewed upon their expiration. Our failure to obtain or maintain necessary licenses, authorizations or to comply with the obligations imposed upon license holders, including the payment of fees, may cause sanctions or additional costs, including the revocation of authority to provide services.
Our operations are subject to regulation at the national level and, often, at the state and local levels. Changes to existing regulations or rules, or the failure to regulate going forward in areas historically regulated on matters such as network neutrality, licensing fees, environmental, health and safety, privacy, intercarrier compensation, emergency 911 services interconnection and other areas, in general or particular to our industry, may increase costs, restrict operations or decrease revenue. Our inability or failure to comply with telecommunications and other laws and regulations could cause the temporary or permanent suspension of our operations, and if we cannot provide emergency calling functionality through our Bandwidth Communications Platform to meet any new federal or state requirements, the competitive advantages that we currently have may not persist, adversely affecting our ability to obtain and to retain enterprise customers which could have an adverse impact on our business.
The FCC recently repealed its Network Neutrality Rules. Our business could suffer with respect to the quality of the services we offer, our ability to maintain our internet-based services and our services offered through our Bandwidth Communications Platform, decrease our profitability or increase the price of our services making our offerings less competitive in the marketplace.
In January, 2018, the FCC adopted an order largely repealing its network neutrality rules. Among other things, the pre-existing network neutrality rules prevented providers of broadband internet access services - like cable and telephone companies - from blocking, impairing and degrading service offerings from non-affiliated third parties like us. The repeal of the pre-existing rules is not yet effective and several state attorneys’ general and associations have appealed the FCC’s repeal of the pre-existing network neutrality rules. There are also efforts in Congress to repeal the FCC’s January 2018 order. We cannot predict whether either the appeals or Congress will be successful and result in restoring the pre-existing network neutrality rules that prevent broadband internet access service providers from blocking, impairing and degrading offerings from third parties like us. If broadband providers were to block, impair or degrade our internet-based services or services we offer through our Bandwidth Communications Platform, or if broadband internet access providers were to charge us or our customers to access and use our internet-based services or services offered through our Bandwidth Communications Platform, we could lose customers, our profitability could decrease, or we may have to raise prices making our service less competitive in the marketplace. Most of the major broadband internet access providers have publicly stated that they will not block, impair or degrade third party offerings. We cannot predict the potential impact of the January, 2018, FCC network neutrality order on our offerings at this time.
We are subject to privacy and data security obligations in the U.S. The FCC, other Federal agencies or state attorneys’ general could fine or subject us to other adverse actions that may negatively impact our business reputation. If we are subject to an investigation or suffer a breach, we may incur costs or be subject to forfeitures and penalties that could reduce our profitability.
For certain of our internet-based and Bandwidth Communications Platform offerings, we are subject to individual or joint jurisdiction of the FCC, the Federal Trade Commission, and state attorneys’ general with respect to privacy and data security obligations. If we were to suffer or if one of our customers were to suffer a breach, we may be subject to the jurisdiction of a variety of federal agencies’ jurisdictions as well as state attorneys’ general. We may have to comply with a variety of data breach laws at the federal and state levels, comply with any resulting investigations, as well as offer mitigation to customers and potential end users of certain wholesale customers to which we provide services. We could also be subject to fines, forfeitures and other penalties that may adversely impact our business.
We are or may be subject to data privacy, security and transfer rules in the European Union. The current law governing the transfer of personal data from the European Union to the United States is ambiguous. We may be subject to enforcement actions or we may have to restructure our service offerings in order to comply with relevant law. Our business reputation could suffer, we could be subject to fines, penalties or forfeitures, and we could be subject to increased costs that could negatively impact our profitability or require us to increase the prices for our offerings making our services less competitive.
Like many other companies operating in the European Union (EU) and the U.S., we rely on certain methods to transfer personal data from the EU to the U.S. There has been considerable litigation and legal uncertainty associated with all established methods for transferring personal data from the EU to the U.S. As a result, there is substantial uncertainty as to the state of law governing the transfer of personal data between the EU and the U.S. for all companies engaged in such transfers including us. We cannot predict when or how this issue will be resolved nor can we predict its impact on us at this time. We may be subject to fines or penalties if the existing data transfer methods are invalidated or we may have to restructure our business operations. Depending on what we may have to do to comply with the law when and if it is ultimately resolved, we could incur increased operating costs which may decrease our profitability or we may increase the price of our services that may result in our services being less competitive in the marketplace.
The European Union’s General Data Protection Regulation (GDPR) becomes effective on May 25, 2018. If we are found to be in non-compliance with the GDPR, we could be subject to substantial monetary forfeitures and other penalties. Our business reputation could also suffer.
The EU adopted the General Data Protection Regulation (GDPR), which will become effective on May 25, 2018, replacing the Data Protection Directive 95/46/EC. The GDPR provides for far more significant forfeitures and penalties than the regulation it replaces for noncompliance. Much remains unknown with respect to how to interpret and implement the GDPR. Moreover, for our internet-based service offerings as well as those services we offer through the Bandwidth Communications Platform, there is substantial complexity associated with interpreting and implementing the GDPR. Should we be found to be not in compliance with the GDPR, we could be subject to substantial monetary forfeitures and other penalties that could negatively impact our operating results. Our business reputation could also suffer. We cannot evaluate our potential liability at this time.
Our business could suffer if we cannot obtain or retain local or toll-free numbers, are prohibited from obtaining local or toll-free numbers, or are limited to distributing local or toll-free numbers to only certain customers.
Our future success depends on our ability to procure large quantities of local and toll-free numbers in the United States in desirable locations at a reasonable cost and without restriction. Our ability to procure and distribute numbers depends on factors outside of our control, such as applicable regulations, the practices of the communications carriers that provide numbers to us in certain jurisdictions, the cost of these numbers and the level of demand for new numbers. Due to their limited availability, there are certain popular area code prefixes and specialized “vanity” toll-free numbers that we may not be able to obtain in desired quantities or at all. Our inability to acquire or retain numbers for our operations would make our services, including our Bandwidth Communications Platform, less attractive to potential customers that desire assignments of particular numbering resources. In addition, future growth of our customer base, together with growth of customer bases of other providers of communications services, has increased, which increases our dependence on needing large quantities of local and toll-free numbers associated with desirable area codes or specific toll-free numbering resources at a reasonable cost and without restriction. If we are not able to obtain or retain adequate local and toll-free numbers, or attractive subsets of such resources, our business, results of operations and financial condition could be materially adversely affected.
Intellectual property and proprietary rights of others could prevent us from using necessary technology to provide our services or subject us to expensive intellectual property litigation.
If technology that we require to provide our services, including our Bandwidth Communications Platform, was determined by a court to infringe a patent held by another entity that will not grant us a license on terms acceptable to us, we could be precluded by a court order from using that technology and we would likely be required to pay significant monetary damages to the patent holder. The successful enforcement of these patents, or our inability to negotiate a license for these patents on acceptable terms, could force us to cease (i) using the relevant technology and (ii) offering services incorporating the technology. If a claim of infringement was brought against us based on the use of our technology or against our customers based on their use of our services for which we are obligated to indemnify, we could be subject to litigation to determine whether such use or sale is, in fact, infringing. This litigation could be expensive and distracting, regardless of the outcome.
While our own limited patent portfolio may deter other operating companies from bringing such actions, patent infringement claims are increasingly being asserted by patent holding companies, which do not use technology and whose sole business is to enforce patents against operators, such as us, for monetary gain. Because such patent holding companies, commonly referred to as patent “trolls,” do not provide services or use technology, the assertion of our own patents by way of counter-claim would be largely ineffective.
Our use of open source software could negatively affect our ability to sell our services and subject us to possible litigation.
Our services, including our Bandwidth Communications Platform, incorporate open source software, and we expect to continue to incorporate open source software in our services in the future. Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our services, including our Bandwidth Communications Platform. Moreover, although we have implemented policies to regulate the use and incorporation of open source software into our services, we cannot be certain that we have not incorporated open source software in our services in a manner that is inconsistent with such policies. If we fail to comply with open source licenses, we may be subject to certain requirements, including requirements that we offer our services that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or derivative works under the terms of applicable open source licenses. If an author or other third-party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from generating revenue from customers using services that contained the open source software and required to comply with onerous conditions or restrictions on these services. In any of these events, we and our customers could be required to seek licenses from third parties in order to continue offering our services and to re-engineer our services or discontinue offering our services to customers in the event re-engineering cannot be accomplished on a timely basis. Any of the foregoing could require us to devote additional R&D resources to re-engineer our services, could result in customer dissatisfaction and may adversely affect our business, results of operations and financial condition.
Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.
Our agreements with customers and other third parties typically include indemnification or other provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons or other liabilities relating to or arising from our services or platform or other acts or omissions. The term of these contractual provisions often survives termination or expiration of the applicable agreement. Large indemnity payments or damage claims from contractual breach could harm our business, results of operations and financial condition. Although we normally contractually limit our liability with respect to such obligations, we may still incur substantial liability related to them. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other current and prospective customers, reduce demand for our services and adversely affect our business, results of operations and financial condition.
The storage, processing and use of personal information and related data subjects us to evolving governmental laws and regulation, commercial standards, contractual obligations and other legal obligations related to consumer and data privacy, which may have a material impact on our costs, use of our services, or expose us to increased liability.
Federal, state, local and foreign laws and regulations, commercial obligations and industry standards, each provide for obligations and restrictions with respect to data privacy and security, as well as the collection, storage, retention, protection, use, processing, transmission, sharing, disclosure and protection of personal information and other customer data, including customer proprietary network information under applicable federal law. The evolving nature of these obligations and restrictions subjects us to the risk of differing interpretations, inconsistency or conflicts among countries or rules, and creates uncertainty regarding their application to our business.
These obligations and restrictions may limit our ability to collect, store, process, use, transmit and share data with our customers, employees and third-party providers and to allow our customers to collect, store, retain, protect, use, process, transmit, share and disclose data with others through our services. Compliance with, and other burdens imposed by, such obligations and restrictions could increase the cost of our operations and impact our ability to market our services through effective segmentation.
Failure to comply with obligations and restrictions related to applicable data protection laws, regulations, standards, and codes of conduct, as well as our own posted privacy policies and contractual commitments could subject us to lawsuits, fines, criminal penalties, statutory damages, consent decrees, injunctions, adverse publicity, loss of user confidence in our services, and loss of users, which could materially harm our business. Because these obligations and restrictions have continued to develop and evolve rapidly, it is possible that we may not be, or may not have been, compliant with each such obligation and restriction. Additionally, third-party contractors may have access to customer or employee data. If these or other third-party vendors violate obligations and restrictions related to applicable data protection laws or our policies, such violations may also put our customers’ or employees’ information at risk and could in turn have a material and adverse effect on our business.
If we fail to protect our internally developed systems, technology and software and our patents and trademarks, we may become involved in costly litigation or our business or brand may be harmed.
Our ability to compete effectively is dependent in large part upon the maintenance and protection of systems and software that we have developed internally, including some systems and software-based on open standards. While we have eight U.S. patents and five pending U.S. patent applications, we cannot patent much of the technology that is important to our business. In addition, our pending patent applications may not be granted, and any issued patent that we own may be challenged, narrowed, invalidated or circumvented. To date, we have relied on patent, copyright and trade secret laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our rights to our technology. While we typically enter into confidentiality agreements with our employees, consultants, customers, and vendors in an effort to control access to and distribution of technology, software, documentation and other information, these agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Despite these precautions, it may be possible for a third-party to copy or otherwise obtain and use our technology without authorization. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any rights against such party. Policing unauthorized use of our technology is difficult. The steps we take may not prevent misappropriation of the technology we rely on. In addition, effective protection may be unavailable or limited in some jurisdictions outside the United States. Litigation may be necessary in the future to enforce or protect our rights or to determine the validity and scope of the rights of others. That litigation could cause us to incur substantial costs and divert resources away from our daily business, which in turn could adversely affect our business, results of operations and financial condition.
The unlicensed use of our brands by third parties could harm our reputation, cause confusion among our customers or impair our ability to market our services. Accordingly, we have registered numerous trademarks and service marks and have applied for registration of our trademarks and service marks in the United States to establish and protect our brand names as part of our intellectual property strategy. We cannot assure you that our pending or future trademark applications will be approved. Although we anticipate that we would be given an opportunity to respond to any such rejections, we may be unable to overcome any such rejections. In addition, in proceedings before the United States Patent and Trademark Office third parties are given an opportunity to oppose pending trademark applications and seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. In the event that our trademarks are successfully challenged, we could be forced to rebrand our services, which could result in loss of brand name recognition. Moreover, successful opposition to our applications might encourage third parties to make additional oppositions or commence trademark infringement proceedings against us, which could be costly and time consuming to defend against. If we decide to take limited or no action to protect our trademarks, our trademark rights may be diluted and subject to challenge or invalidation, which could materially and adversely affect our brand in the marketplace. Certain of the trademarks we may use may become so well known by the public that their use becomes generic and they lose trademark protection. Over the long term, if we are unable to establish name recognition based on our trademark and tradenames, then we may not be able to compete effectively and our business may be adversely affected. Further, we cannot assure you that competitors will not infringe our trademarks or that we will have adequate resources to enforce our trademarks.
We are subject to litigation in the ordinary course of business, and uninsured judgments or a rise in insurance premiums may adversely affect our results of operations.
In the ordinary course of business, we are subject to various claims and litigation. Any such claims, regardless of merit, could be time-consuming and expensive to defend and could divert management’s attention and resources. In accordance with customary practice, we maintain insurance against some, but not all, of these potential claims. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. The levels of insurance we maintain may not be adequate to fully cover any and all losses or liabilities. Further, we may not be able to maintain insurance at commercially acceptable premium levels or at all. If any significant judgment, claim (or a series of claims) or other event is not fully insured or indemnified against, it could have a material adverse impact on our business, financial condition and results of operations. There can be no assurance as to the actual amount of these liabilities or the timing thereof. We cannot be certain that the outcome of current or future litigation will not have a material adverse impact on our business and results of operations.
We may be liable for the information that content owners or distributors distribute over our network.
The law relating to the liability of private network operators for information carried on or disseminated through their networks remains unsettled. While we disclaim any liability for third-party content in our services agreements, we may become subject to legal claims relating to the content disseminated on our network, even though such content is owned or distributed by our customers or a customer of our customers. For example, lawsuits may be brought against us claiming that material distributed using our network was inaccurate, offensive or violated the law or the rights of others. Claims could also involve matters such as defamation, invasion of privacy and copyright infringement. In addition, the law remains unclear over whether content may be distributed from one jurisdiction, where the content is legal, into another jurisdiction, where it is not. Companies operating private networks have been sued in the past, sometimes successfully, based on the nature of material distributed, even if the content is not owned by the network operator and the network operator has no knowledge of the content or its legality. It is not practical for us to monitor all of the content distributed using our network. We may need to take costly measures to reduce our exposure to these risks or to defend ourselves against such claims, which could adversely affect our results of operations and financial condition.
Third parties may fraudulently use our name to obtain access to customer accounts and other personal information, use our services to commit fraud or steal our services, which could damage our reputation, limit our growth or cause us to incur additional expenses.
Our customers may have been subject to “phishing,” which occurs when a third-party calls or sends an email or pop-up message to a customer that claims to be from a business or organization that provides services to the customer. The purpose of the inquiry is typically to encourage the customer to visit a bogus website designed to look like a website operated by the legitimate business or organization or provide information to the operator. At the bogus website, the operator attempts to trick the customer into divulging customer account or other personal information such as credit card information or to introduce viruses through “Trojan horse” programs to the customers’ computers. This could result in identity theft from our customers and the unauthorized use of our services. Third parties also have used our communications services to commit fraud. If we are unable to detect and prevent “phishing” and other similar methods, use of our services for fraud and similar activities, our brand reputation and growth may suffer and we may incur additional costs, including costs to increase security, or be required to credit significant amounts to customers.
Third parties also have used our communications services without paying, including by submitting fraudulent credit information and fraudulent credit card information. This has resulted in our incurring the cost of providing the services, including incurring call termination fees, without any corresponding revenue. We have implemented anti-fraud procedures in order to limit the expenses resulting from theft of service. If our procedures are not effective, theft of service could significantly increase our expenses and adversely affect our business, results of operations and financial condition.
If our customers or their end users do not accept the differences between our service and traditional telephone service, they may choose to remain with their current telephone service provider or may choose to return to service provided by traditional network service providers.
Aspects of our services based on VoIP, including our Bandwidth Communications Platform, are not the same as traditional network service providers. Our continued growth is dependent on the adoption of our services by mainstream customers and their end users, so these differences are important. For example:

•
Our 911 calling services are different, in significant respects, from the 911 service associated with traditional wireline and wireless telephone providers and, in certain cases, with other VoIP providers.

•	In the event of a power loss or Internet access interruption experienced by a customer, our service may be interrupted.

•	Our customers’ end users may experience lower call quality than they are used to from traditional wireline or wireless telephone companies, including static, echoes and delays in transmissions.

•	Our customers’ end users may not be able to call premium-rate telephone numbers such as 1-900 numbers and 976 numbers.
We may lose customers if we experience failures of our system or Bandwidth Communications Platform that significantly disrupt the availability and quality of the services that we provide. Such failures may also cause interruptions to service delivery and the completion of other corporate functions.
Our operations depend on our ability to limit and mitigate interruptions or degradation in service for customers. Interruptions in service or performance problems, for whatever reason, could undermine our customers’ confidence in our services and cause us to lose customers or make it more difficult to attract new ones. Because many of our services are critical to the businesses or daily lives of many of our customers or our customers’ end users, any significant interruption or degradation in service also could result in lost profits or other losses to customers. Although our service agreements generally limit our liability for service failures and generally exclude any liability for “consequential” damages such as lost profits, a court might not enforce these limitations on liability, which could expose us to financial loss. We also sometimes provide our customers with committed service levels. If we fail to meet these committed service levels, we could be required to provide service credits or other compensation to our customers, which could adversely affect our results of operations.
The failure of any equipment or facility on our network, including our network operations control centers and network data storage locations, could interrupt customer service and other corporate functions until we complete necessary repairs or install replacement equipment. Our business continuity plans also may be inadequate to address a particular failure that we experience. Delays, errors or network equipment or facility failures could result from natural disasters, disease, accidents, terrorist acts, power losses, security breaches, vandalism or other illegal acts, computer viruses or other causes. These delays, errors or failures could significantly impair our business due to:

•	service interruptions;

•	misfunction of our Bandwidth Communications Platform on which our enterprise users rely for voice, messaging or 911 functionality;

•	exposure to customer liability;

•	the inability to install new service;

•	the unavailability of employees necessary to provide services;

•	the delay in the completion of other corporate functions such as issuing bills and the preparation of financial statements; or

•	the need for expensive modifications to our systems and infrastructure.
Defects or errors in our services could diminish demand for our services, harm our business and results of operations and subject us to liability.
Our customers use our services for important aspects of their businesses, and any errors, defects or disruptions to our services and any other performance problems with our services could damage our customers’ businesses and, in turn, hurt our brand and reputation. We provide regular updates to our services, which have in the past contained, and may in the future contain, undetected errors, failures, vulnerabilities and bugs when first introduced or released. Real or perceived errors, failures or bugs in our services could result in negative publicity, loss of or delay in market acceptance of our platform, loss of competitive position, lower customer retention or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem. In addition, we may not carry insurance sufficient to compensate us for any losses that may result from claims arising from defects or disruptions in our services. As a result, our brand and reputation could be harmed, and our business, results of operations and financial condition may be adversely affected.
If our 911 services do not function properly, we may be exposed to significant liability from our users.
Certain of our IP telephony offerings, as well as the 911 solutions that we offer are subject to FCC rules governing the delivery of emergency calling services. Similar to other providers of IP telephony services, our 911 service are different from those associated with traditional telecommunications services. These differences may lead to an inability to make and complete calls that would not occur for users of traditional telephony services. For example, to provide the emergency calling services required by the FCC’s rules to our IP telephony consumers, we may use components of both the wireline and wireless infrastructure in unique ways that can result in failed connections and calls routed to incorrect emergency call centers. Routing emergency calls over the Internet may be adversely affected by power outages and network congestion that may not occur for users of traditional telephony services. Emergency call centers may not be equipped with appropriate hardware or software to accurately process and respond to emergency calls initiated by consumers of our IP telephony services, and calls routed to the incorrect emergency call center can significantly delay response times for first responders. Users of our IP telephony services from a fixed address are required to manually update their location information, and failure to do so may result in dispatching of assistance to the wrong location. Even manual updates made appropriately require a certain amount of time before the updated address appears in the relevant databases which could result in misrouting emergency calls to the wrong emergency calling center, dispatching first responders to the wrong address, or both. Moreover, the relevant rules with respect to what address information should be provided to emergency call centers when the call originates from a mobile application are unsettled. As a result, we could be subject to enforcement action by the FCC or other entities-possibly exposing us to significant monetary penalties, cease and desist orders, civil liability, loss of user confidence in our services, loss of users, and other adverse consequences, which could materially harm our business. The FCC’s rules, and some states, also impose other obligations on us, such as properly recording our customers’ registered locations, obtaining affirmative acknowledgement from customers that they are aware of the differences between emergency calling services associated with IP telephony as compared with traditional telecommunications services, and distribution of appropriate warning labels to place on or near hardware used to place IP telephony calls. Failure to comply with these requirements, or failure of our Bandwidth Communications Platform such that 911 calls did not complete or were misrouted, may result in FCC enforcement action, state attorneys’ general investigations, potential exposure to significant monetary penalties, cease and desist orders, civil liability to our users and their customers, loss of user confidence in our services, loss of users, and other adverse consequences, which could materially harm our business.
The FCC’s rules also require that we timely report certain 911 service outages. The FCC may make further inquiries regarding matters related to any reported 911 service outage. Any inquiry could result in FCC enforcement action, potential monetary penalties and other adverse consequences.
Termination of relationships with key suppliers could cause delay and additional costs.
Our business is dependent on third-party suppliers for fiber, computers, software, transmission electronics and related network components, as well as providers of network colocation facilities that are integrated into our network, some of which are critical to the operation of our business. If any of these critical relationships is terminated, a supplier either exits or curtails its business as a result of economic conditions, a supplier fails to provide critical services or equipment, or the supplier is forced to stop providing services due to legal constraints, such as patent infringement, and we are unable to reach suitable alternative arrangements quickly, we may experience significant additional costs or we may not be able to provide certain services to customers. If that happens, our business, results of operations and financial condition could be materially adversely affected.
Many of our third-party suppliers do not have long-term committed contracts with us and may terminate their agreements with us without notice or by providing 30 days prior written notice. Although we expect that we could receive similar services from other third-party suppliers, if any of our arrangements with our third-party suppliers are terminated, we could experience interruptions in our ability to make our services available to customers, as well as delays and additional expenses in arranging alternative providers. If a significant portion of our third-party suppliers fail to provide these services to us on a cost-effective basis or otherwise terminate these services, the delay caused by qualifying and switching to other providers could be time consuming and costly and could adversely affect our business, results of operations and financial condition.
One of our third-party suppliers, Level 3, provides us with certain 911 call routing and termination services. Pursuant to the agreement with Level 3, Level 3 is our preferred provider for these services until December 31, 2020, after which the agreement automatically renews for consecutive one-year periods, unless terminated by either Level 3 or us. After December 31, 2020, Level 3 may cancel the agreement upon two years’ notice and we may cancel the agreement upon one year’s notice. If our agreement with Level 3 terminates for any reason other than our default, Level 3 must continue to provide these services to us for at least two years to allow us to transition to another provider. We are obligated to pay Level 3 a minimum of $100,000 per month for as long as the agreement continues. Additionally, Level 3 has a right of first refusal to provide these 911 call routing and termination services to us in additional geographic areas.
Our growth and financial health are subject to a number of economic risks.
The financial markets in the United States have experienced substantial uncertainty during recent years. This uncertainty has included, among other things, extreme volatility in securities prices, drastically reduced liquidity and credit availability, rating downgrades of certain investments and declining values with respect to others. If capital and credit markets continue to experience uncertainty and available funds remain limited, we may not be able to obtain debt or equity financing or to refinance our existing indebtedness on favorable terms or at all, which could affect our strategic operations and our financial performance and force modifications to our operations. These conditions currently have not precluded us from accessing credit markets or financing our operations, but there can be no assurance that financial markets and confidence in major economies will not deteriorate. An extended period of economic deterioration could materially adversely affect our results of operations and financial condition and exacerbate some of the other risk factors contained in this Annual Report on Form 10-K. For example, our customers might defer or entirely decline purchases of our services due to tighter credit or negative financial news or reduce demand for our services. Our customers also may not be able to obtain adequate credit, which could adversely affect the timeliness of their payments to us or ultimately result in a filing by the customer for protection from creditors under applicable insolvency or bankruptcy laws. If our customers cannot make timely payments to us, our accounts receivable could increase. The demand for, and the prices of, our services also may decline due to the actions of our competitors or otherwise.
Key vendors upon which we rely also could be unwilling or unable to provide us with the materials or services that we need to operate our Bandwidth Communications Platform or otherwise on a timely basis or on terms that we find acceptable. Our financial counterparties, insurance providers or others also may default on their contractual obligations to us. If any of our key vendors fail, we may not be able to replace them without disruptions to, or deterioration of, our services and we also may incur higher costs associated with new vendors. Transitioning to new vendors also may result in the loss of the value of assets associated with our integration of third-party services into our network or service offerings.
Our customer churn rate may increase.
Customer churn occurs when a customer discontinues service with us, whether voluntarily or involuntarily, such as a customer switching to a competitor or going out of business. Changes in the economy, increased competition from other providers, or issues with the quality of service we deliver can impact our customer churn rate. We cannot predict future pricing by our competitors, but we anticipate that price competition will continue. Lower prices offered by our competitors could contribute to an increase in customer churn. We cannot predict the timing, duration or magnitude of any deteriorated economic conditions or its impact on our target of customers. Higher customer churn rates could adversely affect our revenue growth. Higher customer churn rates could cause our dollar-based net retention rate to decline. A sustained and significant growth in the churn rate could have a material adverse effect on our business.
The market prices for certain of our services have decreased in the past and may decrease in the future, resulting in lower revenue than we anticipate.
Market prices for certain of our services have decreased over recent years. These decreases resulted from downward market pressure and other factors including:

•	technological changes and network expansions, which have resulted in increased transmission capacity available for sale by us and by our competitors; and

•	some of our competitors have been willing to accept smaller operating margins in the short term in an attempt to increase long-term revenue.
To retain customers and revenue, we must sometimes reduce prices in response to market conditions and trends. We cannot predict to what extent we may need to reduce our prices to remain competitive or whether we will be able to sustain future pricing levels as our competitors introduce competing services or similar services at lower prices. Our ability to meet price competition may depend on our ability to operate at costs equal to or lower than our competitors or potential competitors. As our prices for some of our services decrease, our operating results may suffer unless we are able to either reduce our operating expenses or increase traffic volume from which we can derive additional revenue.
The need to obtain additional IP circuits from other providers increases our costs. In addition, the need to interconnect our network to networks that are controlled by others could increase our costs.
We lease over 150,000 IP circuits from third parties nationwide. We could incur material expenses if we were required to locate alternative IP circuits. We may not be able to obtain reasonable alternative IP circuits if needed. Failure to obtain usage of alternative IP circuits, if necessary, could have a material adverse effect on our ability to carry on business operations. In addition, some of our agreements with other providers require the payment of amounts for services whether or not those services are used. Our reliance on third-party providers may reduce our operating flexibility, ability to make timely service changes and ability to control quality of service.
In the normal course of business, we need to enter into interconnection agreements with many local telephone companies, as well as the owners of networks that our customers desire to access to deliver their services. We are not always able to secure these interconnection agreements on favorable terms. Costs of obtaining service from other communications carriers comprise a significant proportion of the operating expenses of long distance carriers. Changes in regulation, particularly the regulation of telecommunication carriers and local access network owners, could indirectly, but significantly, affect our competitive position. These changes could increase or decrease the costs of providing our services. Further, if problems occur with our third-party providers or local telephone companies, it may cause errors or poor quality communications, and we could encounter difficulties identifying the source of the problem. The occurrence of errors or poor quality communications on our services, whether caused by our platform or a third-party provider, may result in the loss of our existing customers or the delay of adoption of our services by potential customers and may adversely affect our business, results of operations and financial condition.
We depend largely on the continued services of our senior management and other key employees, the loss of any of whom could adversely affect our business, results of operations and financial condition.
Our future performance depends on the continued services and contributions of our senior management and other key employees to execute on our business plan, to develop our platform, to deliver our services to customers, to attract and retain customers and to identify and pursue opportunities. The loss of services of senior management or other key employees could significantly delay or prevent the achievement of our development and strategic objectives. In particular, we depend to a considerable degree on the vision, skills, experience and effort of our Cofounder, Chief Executive Officer and Chairman, David A. Morken. The replacement of any of our senior management personnel would likely involve significant time and costs, and such loss could significantly delay or prevent the achievement of our business objectives. The loss of the services of our senior management or other key employees for any reason could adversely affect our business, results of operations and financial condition.
If we are unable to hire, retain and motivate qualified personnel, our business will suffer.
Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. We believe that there is, and will continue to be, intense competition for highly skilled management, technical, sales and other personnel with experience in our industry in the Raleigh, North Carolina area, where our headquarters are located, and in other locations where we maintain offices. We must provide competitive compensation packages and a high-quality work environment to hire, retain and motivate employees. If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may be unable to manage our business effectively, including the development, marketing and sale of our services, which could adversely affect our business, results of operations and financial condition. To the extent we hire personnel from competitors, we also may be subject to allegations that they have been improperly solicited or hired, or that they divulged proprietary or other confidential information.
Volatility in, or lack of performance of, our stock price may also affect our ability to attract and retain key personnel. Many of our key personnel are, or will soon be, vested in a substantial amount of shares of Class A common stock, Class B common stock or stock options. Employees may be more likely to terminate their employment with us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or, conversely, if the exercise prices of the options that they hold are significantly above the trading price of our Class A common stock. If we are unable to retain our employees, our business, results of operations and financial condition could be adversely affected.
Our management team has limited experience managing a public company.
Most members of our management team have limited, if any, experience managing a publicly-traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage us as a public company. As a result of being a public company, we are subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, results of operations and financial condition.
We could be subject to liability for historic and future sales, use and similar taxes, which could adversely affect our results of operations.
We conduct operations in many tax jurisdictions throughout the United States. In many of these jurisdictions, non-income-based taxes such as sales, use and telecommunications taxes, including those associated with (or potentially associated with) VoIP telephony services or 911 services, are or may be assessed on our operations. The systems and procedures necessary to comply in these jurisdictions are complex to develop and challenging to implement. Additionally, we rely heavily on third parties to provide us with key software and services for compliance. If these third parties cease to provide those services to us for any reason, or fail to perform services accurately and completely, we may not be able to accurately bill, collect or remit applicable non-income-based taxes. Historically, we have not billed or collected certain of these taxes and, in accordance with generally accepted accounting principles ("GAAP"), we have recorded a provision for our tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. These estimates include several key assumptions including, but not limited to, the taxability of our services, the jurisdictions in which we believe we have nexus, and the sourcing of revenue to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, our actual exposure could differ materially from our current estimates.
Taxing authorities also may periodically perform audits to verify compliance and include all periods that remain open under applicable statutes, which customarily range from three to four years. At any point in time, we may undergo audits that could result in significant assessments of past taxes, fines and interest if we were found to be non-compliant. During the course of an audit, a taxing authority may, as a matter of policy, question our interpretation and/or application of their rules in a manner that, if we were not successful in substantiating our position, could potentially result in a significant financial impact to us.
Furthermore, certain jurisdictions in which we do not collect sales, use and similar taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties and interest or future requirements may adversely affect our business, results of operations and financial condition.
We may be subject to significant U.S. federal income tax-related liabilities if certain ownership changes were to occur, including as a result of subsequent issuances or acquisitions of our stock, and we may determine to forego certain transactions in light of such liabilities as well as the restrictions and obligations imposed by and under the Tax Sharing Agreement.
We may be subject to significant U.S. federal income tax-related liabilities with respect to our prior distribution of all of the issued and outstanding shares of the common stock of Republic Wireless, Inc. (“Republic Wireless”), our former subsidiary, to our stockholders as of and on November 30, 2016 (the “Spin-Off”), if certain ownership changes were to occur. In particular, even if the Spin-Off otherwise qualifies as a tax-free transaction to us and our stockholders under Section 355, Section 368(a)(1)(D) and related provisions of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), it may result in corporate-level taxable gain to us under Section 355(e) of the Code (“Section 355(e)”) if there is a 50% or greater change in ownership, by vote or value, of shares of our stock or Republic Wireless’s stock occurring as part of a plan or series of related transactions that includes the Spin-Off. In addition, pursuant to the Tax Sharing Agreement, dated November 30, 2016, between us and Republic Wireless (the “Tax Sharing Agreement”), we and Republic Wireless are each prohibited from taking or failing to take any action that prevents the Spin-Off from qualifying for tax-free treatment under Section 355, Section 368(a)(1)(D) and related provisions of the Code, and we and Republic Wireless must generally indemnify one another for any taxes or losses incurred by the other (or its respective subsidiaries), as applicable, resulting from the application of Section 355(e) to the Spin-Off as a result of subsequent actions we or Republic Wireless take or fail to take.
To preserve the tax-free nature of the Spin-Off to us as well as Republic Wireless (and its subsidiaries), we might forego certain transactions that might otherwise have been advantageous. In particular, we might continue to operate certain of our business operations for the foreseeable future even if a sale or discontinuance of such business might have otherwise been advantageous.
In addition, for purposes of Section 355(e), any acquisitions or issuances of our stock or Republic Wireless’s stock that occur within two years after the Spin-Off will generally be presumed to be part of a plan or series of related transactions with respect to the Spin-Off. Although we or Republic Wireless may be able to rebut that presumption, determining whether an acquisition or issuance is part of a plan or series of related transactions under these rules is generally complex, inherently factual and subject to interpretation of the facts and circumstances of a particular case. For this purpose, whether any increase in voting power by holders of our Class B common stock by reason of the conversion by other holders of our Class B common stock to our Class A common stock should be considered an acquisition of voting power as part of a plan or series of related transactions is unclear.
In light of the implications that would arise for us if Section 355(e) were to apply to the Spin-Off, we received an opinion from Kilpatrick Townsend & Stockton LLP, our special tax counsel, in conjunction with our initial public offering to the effect that (i) as of November 9, 2017, we are not required to recognize gain with respect to the Spin-Off pursuant to Section 355(e) as a result of one or more persons directly or indirectly acquiring our stock, and (ii) any increases in voting power attributable to conversions of our Class B common stock to Class A common stock by those who hold our Class B common stock as of our initial public offering will not cause us to recognize gain with respect to the Spin-Off pursuant to Section 355(e) (the “Tax Opinion”). The Tax Opinion is not binding on the Internal Revenue Service (the “IRS”) or the courts, however, and the IRS or the courts may not agree with the conclusions reached in the Tax Opinion. Moreover, the Tax Opinion was based upon, among other things, then-current law and certain assumptions and representations as to factual matters made by us. Any change in currently applicable law, which may be retroactive, or the failure of any such assumptions or representations to be true, could adversely affect the validity of the conclusions reached in the Tax Opinion. If the conclusions in the Tax Opinion were not correct and Section 355(e) were to apply to the Spin-Off, we would be liable for significant U.S. federal income tax related liabilities and indemnity obligations under the Tax Sharing Agreement.
Even if Section 355(e) does not apply to the Spin-Off as of the date of our initial public offering or as a result of an increase in voting power attributable to conversions of our Class B common stock by those who hold such stock as of our initial public offering, subsequent acquisitions or issuances of our stock could be treated as part of a plan or series of related transactions with respect to the Spin-Off. Accordingly, in light of the requirements of Section 355(e), we might forego share repurchases, stock issuances and other strategic transactions for some period of time following our initial public offering. Notwithstanding the foregoing, it is possible that we, Republic Wireless or the holders of our respective stock might inadvertently cause, permit or otherwise not prevent a change in the ownership of our stock or Republic Wireless’s stock to occur, which would cause Section 355(e) to apply to the Spin-Off, thereby triggering significant U.S. federal income tax-related liabilities and indemnity obligations under the Tax Sharing Agreement of approximately $50 million.

This approximation is based on our current expectations and the tax laws in effect as of our initial public offering. However, we cannot provide any assurance that this estimate will prove to be accurate in the event that Section 355(e) were to apply.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, capitalized internal-use software costs, other non-income taxes, business combination and valuation of goodwill and purchased intangible assets and share-based compensation. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the rules and regulations of the applicable listing standards of the NASDAQ Global Select Market. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Our disclosure controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we will file with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers, and we continue to evaluate how to improve controls. We are also continuing to improve our internal control over financial reporting. In order to develop, maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NASDAQ Global Select Market. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second Annual Report on Form 10-K.
Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business, results of operations and financial condition and could cause a decline in the trading price of our Class A common stock.
If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may adversely affect our results of operations.
We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions for so long as we are an “emerging growth company.” We cannot predict if investors will find our Class A common stock less attractive because we will rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and the trading price of our Class A common stock may be more volatile.
Earthquakes, hurricanes, fires, floods, power outages, terrorist attacks and other significant events could disrupt our business and ability to serve our clients.

A significant event, such as an earthquake, hurricane, a fire, a flood or a power outage, could have a material adverse effect on our business, results of operations or financial condition. Our IP network is designed to be redundant and to offer seamless backup support in an emergency. While our network is designed to withstand the loss of any one data center at any point in time, the simultaneous failure of multiple data centers could disrupt our ability to serve our clients. Additionally, certain of our capabilities cannot be made redundant feasibly or cost-effectively. Acts of physical or cyber terrorism or other geopolitical unrest also could cause disruptions in our business. The adverse impacts of these risks may increase if our disaster recovery plans prove to be inadequate.
As we have elected to avail ourselves of the JOBS Act extended accounting transition period, our financial statements may not be easily comparable to other companies.
Pursuant to the JOBS Act, as an “emerging growth company,” we can elect to avail ourselves of the extended transition period for any new or revised accounting standards that may be issued by the Public Company Accounting Oversight Board or the SEC. We have elected to avail ourselves of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an “emerging growth company,” expect to adopt the standard on the timeline for private companies. This may make comparison of our financial statements with other public companies that are not emerging growth companies or emerging growth companies that have opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Our financial condition and growth may depend upon the successful integration of acquired businesses. We may not be able to efficiently and effectively integrate acquired operations, and thus may not fully realize the anticipated benefits from such acquisitions.
Achieving the anticipated benefits of any acquisitions depends in part upon whether we can integrate new businesses in an efficient and effective manner. The integration of any acquired businesses involves a number of risks, including, but not limited to:

•	demands on management related to any significant increase in size after the acquisition;

•	the disruption of ongoing business and the diversion of management’s attention from the management of daily operations to management of integration activities;

•	failure to fully achieve expected synergies and costs savings;

•
unanticipated impediments in the integration of departments, systems, including accounting systems, technologies, books and records and procedures, as well as in maintaining uniform standards, controls, including internal control over financial reporting required by the Sarbanes-Oxley Act, procedures and policies;

•	loss of customers or the failure of customers to order incremental services that we expect them to order;

•	failure to provision services that are ordered by customers during the integration period;

•	higher integration costs than anticipated; and

•	difficulties in the assimilation and retention of highly qualified, experienced employees, many of whom may be geographically dispersed.

Successful integration of any acquired businesses or operations will depend on our ability to manage these operations, realize opportunities for revenue growth presented by strengthened service offerings and expanded geographic market coverage, obtain better terms from our vendors due to increased buying power, and eliminate redundant and excess costs to fully realize the expected synergies. Because of difficulties in combining geographically distant operations and systems which may not be fully compatible, we may not be able to achieve the financial strength and growth we anticipate from the acquisitions.
We may not realize our anticipated benefits from our acquisitions, if any, or may be unable to efficiently and effectively integrate acquired operations as planned. If we fail to integrate acquired businesses and operations efficiently and effectively or fail to realize the benefits we anticipate, we would be likely to experience material adverse effects on our business, financial condition, results of operations and future prospects.
Our credit facility contains restrictive and financial covenants that may limit our operating flexibility.
Our credit facility contains certain restrictive covenants that either limit our ability to, or require a mandatory prepayment in the event we, among other things, incur additional indebtedness, issue guarantees, create liens on assets, make certain investments, merge with or acquire other companies, change business locations, pay dividends or make certain other restricted payments, transfer or dispose of assets, enter into transactions with affiliates and enter into various specified transactions. We, therefore, may not be able to engage in any of the foregoing transactions unless we obtain the consent of our lenders or prepay the outstanding amount under our credit facility. Our credit facility also contains certain financial covenants and financial reporting requirements. Our obligations under our credit facility are secured by all of our property, with certain exceptions. We may not be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under our credit facility. Furthermore, future working capital, borrowings or equity financing could be unavailable to repay or refinance the amounts outstanding under our credit facility. In the event of a liquidation, all outstanding principal and interest would have to be repaid prior to distribution of assets to unsecured creditors, and the holders of our Class A and Class B common stock would receive a portion of any liquidation proceeds only if all of our creditors, including our lenders, were first repaid in full.
If we are unable to comply with the restrictive and financial covenants in our credit facility, there would be a default under the terms of that agreement, and this could result in an acceleration of payment of funds that have been borrowed.
If we were unable to comply with the restrictive and financial covenants in our credit facility, there would be a default under the terms of that agreement. As a result, any borrowings under other instruments that contain cross-acceleration or cross default provisions may also be accelerated and become due and payable. If any of these events occur, there can be no assurance that we would be able to make necessary payments to the lenders or that we would be able to find alternative financing. Even if we were able to obtain alternative financing, there can be no assurance that it would be on terms that are acceptable.
Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock may be volatile, and you could lose all or part of your investment.
Prior to our initial public offering, there was no public market for shares of our Class A common stock. On November 10, 2017, we sold shares of our Class A common stock to the public at $20.00 per share. From November 10, 2017, the date that our Class A common stock began trading on the NASDAQ Global

Select Market, through January 31, 2018, the trading price of our Class A common stock has ranged from $18.05 per share to $24.99 per share. The trading price of our Class A common stock may continue to be volatile and could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the trading prices and trading volumes of technology stocks;

•	volatility in the trading volumes of our Class A common stock;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	sales of shares of our Class A common stock by us or our stockholders;

•
failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;

•	announcements by us or our competitors of new products or services;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	actual or anticipated changes in our results of operations or fluctuations in our results of operations;

•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both;

•	regulatory actions or developments affecting our operations, those of our competitors or our industry more broadly;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	announced or completed acquisitions of businesses, products, services or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	new rules adopted by certain index providers, such as S&P Dow Jones, that limit or preclude inclusion of companies with multi-class capital structures in certain of their indices;

•	any significant change in our management; and

•	general economic conditions and slow or negative growth of our markets.

In addition, in the past, securities class action litigation has often been instituted following periods of volatility in the overall market and the market price of a particular company’s securities. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
Substantial future sales of shares of our Class A common stock could cause the market price of our Class A common stock to decline.
The market price of our Class A common stock could decline as a result of substantial sales of our Class A common stock, particularly sales by our directors, executive officers and significant stockholders, or the perception in the market that holders of a large number of shares intend to sell their shares.
Additionally, the shares of Class A common stock subject to outstanding options and restricted stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market upon issuance. Certain holders of our Class A common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for our stockholders or ourselves.
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial public offering, including our directors, executive officers and significant stockholders and their respective affiliates who held in the aggregate 89.6% of the voting power of our capital as of December 31, 2017. This limits or precludes your ability to influence corporate matters, including the election of directors, amendments to our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class A common stock has one vote per share, and our Class B common stock has ten votes per share. As of December 31, 2017, our directors, executive officers and holders of more than 5% of our common stock, and their respective affiliates, hold in the aggregate 89.6% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments to our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.
We may become controlled by David A. Morken, our Cofounder and Chief Executive Officer, whose interests may differ from other stockholders.
If all or substantially all of the holders of our Class B common stock convert their shares into Class A common stock voluntarily or otherwise, David A. Morken, our Cofounder and Chief Executive Officer

may control approximately 53% of the combined voting power of our outstanding capital stock. As a result, Mr. Morken may have the ability to control the appointment of our management, the entering into of mergers, sales of substantially all or all of our assets and other extraordinary transactions and influence amendments to our certificate of incorporation and bylaws. If Mr. Morken controls a majority of the voting power of our outstanding capital stock, he would have the ability to control the vote in any election of directors and would have the ability to prevent any transaction that requires shareholder approval regardless of whether other shareholders believe the transaction is in our best interests. In any of these matters, the interests of Mr. Morken may differ from or conflict with your interests. Moreover, this concentration of ownership may also adversely affect the trading price for our Class A common stock to the extent investors perceive disadvantages in owning stock of a company with a controlling shareholder.
To the extent we become a “controlled company,” we plan to take advantage of the applicable exemption to the corporate governance rules for NASDAQ-listed companies, which could make our Class A common stock less attractive to some investors or otherwise harm our stock price.
If all or substantially all of the holders of our Class B common stock convert their shares into Class A common stock voluntarily or otherwise, we may qualify as a “controlled company” under the corporate governance rules for NASDAQ-listed companies and expect to take advantage of related exemptions to the corporate governance rules. As a result, we will not be required to have a majority of our board of directors be independent, nor will we be required to have a compensation committee or an independent nominating function. Accordingly, should the interests of our controlling stockholder differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for NASDAQ-listed companies. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise harm our stock price. If fewer shares of Class B common stock are converted into shares of Class A common stock than we expect, Mr. Morken may not control sufficient voting power of our outstanding capital stock for us to qualify as a “controlled company” under the corporate governance rules for NASDAQ-listed companies. If we are not a “controlled company” by the first anniversary of our listing on NASDAQ, we will have to comply with the corporate governance standards applicable to non-controlled companies, including with respect to independent directors, and we may not have a long-lead time to satisfy those standards.
We cannot predict the impact our capital structure may have on our stock price.
In July 2017, S&P Dow Jones, a provider of widely followed stock indices, announced that companies with multiple share classes, such as ours, will not be eligible for inclusion in certain of their indices. As a result, our Class A common stock will likely not be eligible for these stock indices. Additionally, FTSE Russell, another provider of widely followed stock indices, recently stated that it plans to require new constituents of its indices to have at least five percent of their voting rights in the hands of public stockholders. Many investment funds are precluded from investing in companies that are not included in such indices, and these funds would be unable to purchase our Class A common stock if we were not included in such indices. We cannot assure you that other stock indices will not take a similar approach to S&P Dow Jones or FTSE Russell in the future. Exclusion from indices could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.
If securities or industry analysts cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our Class A common stock adversely, the trading price of our Class A common stock and trading volume could decline.

The trading market for our Class A common stock is influenced by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our Class A common stock in an adverse manner, or provide more favorable recommendations about our competitors relative to us, the trading price of our Class A common stock would likely decline. If any analyst who covers us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price of our Class A common stock or trading volume to decline.
Anti-takeover provisions contained in our second amended and restated certificate of incorporation and second amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
Our second amended and restated certificate of incorporation, second amended and restated bylaws and Delaware law contain provisions which could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors. Among other things, our second amended and restated certificate of incorporation and second amended and restated bylaws include provisions:

•
authorizing “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our Class A and Class B common stock;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	limiting the ability of our stockholders to call and bring business before special meetings;

•
providing for a dual class common stock structure in which holders of our Class B common stock have the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the outstanding shares of our Class A and Class B common stock, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets;

•	providing that our board of directors is classified into three classes of directors with staggered three-year terms;

•	prohibiting stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	requiring super-majority voting to amend some provisions in our second amended and restated certificate of incorporation and second amended and restated bylaws;

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors; and

•	controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.
As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents certain stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of at least two-thirds of our outstanding common stock not held by such 15% or greater stockholder.

Any provision of our second amended and restated certificate of incorporation, second amended and restated bylaws or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock and could also affect the price that some investors are willing to pay for our Class A common stock.
Our second amended and restated certificate of incorporation and our second amended and restated bylaws include super-majority voting provisions that will limit your ability to influence corporate matters.
Our second amended and restated certificate of incorporation and our second amended and restated bylaws include provisions that require the affirmative vote of two-thirds of all of the outstanding shares of our capital stock entitled to vote to effect certain changes. These changes include amending or repealing our second amended and restated bylaws or second amended and restated certificate of incorporation or removing a director from office for cause. If all or substantially all of the holders of our Class B common stock convert their shares into Class A common stock voluntarily or otherwise, Mr. Morken may control the majority of the voting power of our outstanding capital stock, and therefore he may have the ability to prevent any such changes, which will limit your ability to influence corporate matters.
Our amended and restated bylaws provide, subject to certain exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.
Our amended and restated bylaws provide, subject to limited exceptions, that the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or stockholder to us or our stockholders; (iii) any action asserting a claim against us that is governed by the internal affairs doctrine; or (iv) any action arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws. If a stockholder files an action within the scope of the preceding sentence in any other court than a court located in Delaware, the stockholder shall be deemed to have consented to the provisions of our amended and restated bylaws described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations.
We may need additional capital in the future and such capital may be limited or unavailable. Failure to raise capital when needed could prevent us from growing in accordance with our plans.
We may require more capital in the future from equity or debt financings to fund our operations, finance investments in equipment and infrastructure, acquire complementary businesses and technologies, and respond to competitive pressures and potential strategic opportunities. If we are required to raise additional funds through further issuances of equity or other securities convertible into equity, our existing stockholders could suffer significant dilution, and any new shares we issue could have rights, preferences or privileges senior to those of the holders of our Class A common stock. The additional capital we may seek may not be available on favorable terms or at all. In addition, our credit facility limits our ability to incur additional indebtedness under certain circumstances. If we are unable to obtain capital on favorable terms or at all, we may have to reduce our operations or forego opportunities, and this may have a material adverse effect on our business, financial condition and results of operations.
We do not intend to pay dividends for the foreseeable future.
We have never declared or paid any cash dividends on our Class A common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. In addition, the terms of our credit facility contain restrictions on our ability to declare and pay cash dividends on our capital stock. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
If a large number of shares of our Class A common stock is sold in the public market, the sales could reduce the trading price of our Class A common stock and impede our ability to raise future capital.
We cannot predict what effect, if any, future issuances by us of our Class A common stock will have on the market price of our Class A common stock. In addition, shares of our Class A common stock that we issue in connection with an acquisition may not be subject to resale restrictions. The market price of our Class A common stock could drop significantly if certain large holders of our Class A common stock, or recipients of our Class A common stock in connection with an acquisition, sell all or a significant portion of their shares of Class A common stock or are perceived by the market as intending to sell these shares other than in an orderly manner. In addition, these sales could impair our ability to raise capital through the sale of additional Class A common stock in the capital markets.

Item 1B. Unresolved Staff Comments
        None.

Item 2. Properties
Our corporate headquarters is located in Raleigh, North Carolina, where we lease approximately 83,218 square feet of office space at 900 Main Campus Drive. We also lease approximately 40,657 square feet of space subject to a facilities sharing agreement with Republic Wireless. This operating space is leased under leases expiring in 2022. Additionally, on January 12, 2018, we entered into a seven-year office building lease with Keystone-Centennial II, LLC for approximately 40,000 square feet of additional office space on the Centennial Campus of North Carolina State University in Raleigh, North Carolina.
In addition to our headquarters, we lease space in Denver, CO and Rochester, NY, each of which are used for both our CPaaS and Other segments. We also maintain data centers located in Raleigh, NC (including our network operations center); Los Angeles, CA; Dallas, TX; Atlanta, GA; and New York, NY.
We lease all our facilities and do not own any real property. We may procure additional space in the future as we continue to add employees or expand geographically. We believe our facilities are adequate and suitable for our current needs, and to the extent we require it, we believe additional or alternative space will be readily available in the future to accommodate our operations.

Item 3. Legal Proceedings
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
We face similar lawsuits brought directly by various state and local governments alleging underpayment of 911 taxes and surcharges, although we understand that Phone Recovery Services is working in conjunction with each state or local government as a consultant on a contingency basis. The following county or municipal governments have named us in lawsuits associated with the collection and remittance of 911 taxes and surcharges: Birmingham Emergency Communications District, Alabama (the "Alabama Case"); Clayton County, Cobb County, DeKalb County, Fulton County, Gwinnett County, Macon-Bibb County, Georgia and Columbus Consolidated Government, Georgia (collectively, the “Georgia Cases”); Cook County and Kane County Illinois; City of Chicago, Illinois; the State of Illinois (collectively, the “Illinois Case”); Beaver County, Berks County, Bucks County, Butler County, Chester Co., Clarion County, Cumberland County, Dauphin County, Delaware County, Lancaster County, Lebanon County, Mercer County, Somerset County, Washington County, Westmoreland County, and York County, Pennsylvania (collectively, the “Pennsylvania Cases”); and Charleston County, South Carolina. The complaints allege that we failed to bill, collect and remit certain taxes and surcharges associated with 911 service pursuant to applicable laws. A claim in the Alabama Case was partially dismissed in December 2017; that partial dismissal is the subject of subsequent motions that have not yet been resolved. The Georgia Cases have been closed administratively during the appeal of a related case in the Georgia courts; the Georgia Cases may be reopened. We understand that Augusta-Richmond County, Bartow County, Chatham County, Cherokee County, City of Atlanta, City of Savannah, Forsyth County, Houston County and Spalding County, Georgia each intends to initiate legal proceedings against us with allegations substantially similar to those in the Georgia Cases. The Pennsylvania Case in Butler County, Pennsylvania was dismissed in August 2016 and that dismissal is currently pending appeal; the remaining Pennsylvania Cases have been stayed until the appeal of the dismissal of the Butler County, Pennsylvania Case is resolved. The Illinois Case was dismissed in December 2016; Phone Recovery Services timely filed a notice of appeal and the appeal is underway.
We intend to vigorously defend these lawsuits and believe we have meritorious defenses to each. However, litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could negatively affect our business, results of operations and financial condition.
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
At December 31, 2017, we had ongoing litigations against MCI Communications Services, Inc. d/b/a Verizon Business and Verizon Select Services, Inc. (collectively, “Verizon”) in the United States District Court for the Northern District of Texas. In April 2016, we filed counterclaims against Verizon. At December 31, 2017, we were pursuing collection of unpaid intercarrier compensation charges for providing switched access services related to the exchange of telecommunications traffic with Verizon entities across the United States. At December 31, 2017, Verizon had asserted counterclaims against us. See Note 17, "Subsequent Events," in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for current developments.
In addition to the litigation discussed above, from time to time, we may be subject to legal actions and claims in the ordinary course of business. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Class A Common Stock

Our Class A common stock has been listed on the NASDAQ Global Select Market under the symbol "BAND" since November 10, 2017. Prior to that date, there was no public trading market for our Class A common stock. The following table sets forth for the periods indicated the high and low intraday sales prices per share of our Class A common stock as reported on the NASDAQ Global Select Market:

	Price
Year ended December 31, 2017	High	Low
Fourth Quarter (from November 10, 2017)	$24.99	$18.05

Stockholders
As of December 31, 2017, we had 110 holders of record of our Class A and Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We currently intend to retain all of our future earnings, if any, generated by our operations for the development and growth of our business for the foreseeable future. The decision to pay dividends is at the discretion of our board of directors and depends upon our financial condition, results of operations, capital requirements, and other factors that our board of directors deems relevant.

Stock Performance Graph

The graph below compares the cumulative total return to our stockholders between November 10, 2017 (the date our Class A common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2017 in comparison to the NASDAQ Composite Index and the S&P 500 Information Technology Index. The graph assumes $100 was invested in the Class A common stock of Bandwidth Inc., the NASDAQ Composite Index and the S&P 500 Information Technology Index, and assumes reinvestment of any dividends.

The comparisons in the graph below are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2018 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2017.

Recent Sales of Unregistered Securities

From January 1, 2017 through December 31, 2017, we sold the following securities on an unregistered basis: (a) 47,760 shares of common stock upon the exercise of options under our 2001 and 2010 Plans, at exercise prices ranging from $4.70 to $6.74 per share, for an aggregate exercise price of $0.2 million; and (b) 17,260 shares of common stock upon the exercise of warrants, at exercise prices ranging from $5.80 to $6.57 per share, for an aggregate exercise price of $0.1 million.

Use of Proceeds from Public Offering of Common Stock

In November 2017, we sold 4,000,000 shares of our Class A common stock at a public offering price of $20.00 per share, including shares sold in connection with the exercise of the underwriters' option to purchase additional shares. The offer and sale of all the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-220945), which was declared effective by the SEC on November 9, 2017. We received proceeds of $74.4 million, after deducting underwriting discounts and commissions of $5.6 million. In addition, we incurred expenses of approximately $5.4 million; thus, the net offering proceeds, after deducting underwriting discounts and offering expenses, were approximately $69.0 million. Upon the initial public offering and in accordance with David Morken's employment agreement, the Chief Executive Officer received a cash bonus of $750,000. No other payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or any affiliates. The underwriters of our initial public offering were Morgan Stanley, KeyBank Capital Markets, Baird, Canaccord Genuity and JMP Securities.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on November 13, 2017 pursuant to Rule 424(b) under the Securities Act.

Item 6. Selected Financial Data

The consolidated statements of operations data for the years ended December 31, 2015, 2016 and 2017 and the consolidated balance sheets as of December 31, 2016 and 2017, are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. The following selected consolidated financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included in Item 8, "Financial Statements and Supplementary Data," within this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below.

	Year Ended December 31,
Consolidated Statements of Operations Data:	2015	2016	2017
	(In thousands)
Revenue:
CPaaS revenue	$101,502	$117,078	$131,572
Other revenue	36,299	35,057	31,383
Total revenue	137,801	152,135	162,955

Cost of revenue:
CPaaS cost of revenue	64,760	71,218	75,859
Other cost of revenue	14,482	14,000	13,403
Total cost of revenue	79,242	85,218	89,262

Gross profit	58,559	66,917	73,693
Operating expenses:
Research and development	7,375	8,520	10,789
Sales and marketing	8,620	9,294	11,218
General and administrative	34,602	33,859	37,069
Total operating expenses	50,597	51,673	59,076
Operating income	7,962	15,244	14,617
Other expense:
Interest expense, net	(589)	(908)	(1,728)
Total other expense	(589)	(908)	(1,728)
Income from continuing operations before income taxes	7,373	14,336	12,889
Income tax (provision) benefit	(408)	11,094	(6,918)
Income from continuing operations	6,965	25,430	5,971
Loss from discontinued operations, net of income taxes	(13,665)	(3,072)	—
Net (loss) income	$(6,700)	$22,358	$5,971
Earnings from continuing operations per share:
Income from continuing operations	$6,965	$25,430	$5,971
Less: income from continuing operations allocated to participating securities	931	3,355	644
Income from continuing operations attributable to common stockholders	$6,034	$22,075	$5,327
Income from continuing operations per share:
Basic	$0.52	$1.89	$0.42
Diluted	$0.48	$1.72	$0.37
Weighted average number of common shares outstanding:
Basic	11,497,727	11,678,568	12,590,221
Diluted	12,456,540	12,870,632	14,543,170

	As of December 31,
Consolidated Balance Sheet Data:	2016	2017
	(In thousands)
Cash and cash equivalents	$6,788	$37,627
Working capital	(2,427)	40,734
Total assets	69,973	104,494
Long-term debt and capital lease obligations, net of current portion	37,738	—
Series A redeemable convertible preferred stock	21,818	—
Total stockholders’ (deficit) equity	(22,374)	76,711

Non-GAAP Financial Measures
We use Non-GAAP gross profit, Non-GAAP gross margin, Adjusted EBITDA, Non-GAAP net income and free cash flow for financial and operational decision making and to evaluate period-to-period differences in our performance. Non-GAAP gross profit, Non-GAAP gross margin, Adjusted EBITDA, Non-GAAP net income and free cash flow are non-GAAP financial measures, which we believe are useful for investors in evaluating our overall financial performance. We believe these measures provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key performance indicators used by management in its financial and operational decision making. For a reconciliation of each of the non-GAAP financial measures described below, see “Reconciliation of Non-GAAP Financial Measures.”
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

Consolidated

	Year Ended December 31,
	2015	2016	2017
	(In thousands)
Consolidated Gross Profit	$58,559	$66,917	$73,693
Depreciation	5,258	4,574	4,315
Stock-based compensation	45	61	80
Non-GAAP Gross Profit	$63,862	$71,552	$78,088
Non-GAAP Gross Margin %	46%	47%	48%
By Segment
CPaaS

	Year Ended December 31,
	2015	2016	2017
	(In thousands)
CPaaS Gross Profit	$36,742	$45,860	$55,713
Depreciation	5,258	4,574	4,315
Stock-based compensation	45	61	80
Non-GAAP Gross Profit	$42,045	$50,495	$60,108
Non-GAAP Gross CPaaS Margin %	41%	43%	46%
Other
There are no non-GAAP adjustments to gross profit for the Other segment.
Adjusted EBITDA
We define Adjusted EBITDA as net income or losses from continuing operations, adjusted to reflect the addition or elimination of certain income statement items including, but not limited to:

•	income tax provision (benefit);

•	interest expense, net;

•	depreciation and amortization expense;

•	stock-based compensation expense;

•	impairment of intangible assets, if any; and

•	loss (gain) on disposal of property and equipment.

Adjusted EBITDA is a key measure used by management to understand and evaluate our core operating performance and trends, to generate future operating plans and to make strategic decisions regarding the allocation of capital. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis.

	Year Ended December 31,
	2015	2016	2017
	(In thousands)
Income from continuing operations	$6,965	$25,430	$5,971
Income tax provision (benefit)	408	(11,094)	6,918
Interest expense, net	589	908	1,728
Depreciation	6,167	5,251	4,873
Amortization	908	891	839
Stock-based compensation	3,493	1,370	1,803
Impairment of intangible asset	—	695	—
Loss on disposal of property and equipment	382	19	91
Adjusted EBITDA	$18,912	$23,470	$22,223

Non-GAAP Net Income
We define Non-GAAP net income as net income adjusted for certain items affecting period-to-period comparability. Non-GAAP net income excludes:

•	stock-based compensation;

•	amortization of acquired intangible assets related to the Dash acquisition;

•	impairment charges of intangibles assets, if any;

•	loss (gain) on disposal of property and equipment;

•	estimated tax impact of above adjustments;

•	benefit resulting from the release of the valuation allowance on our deferred tax assets (DTA); and

•	impact of remeasurement of DTA as a result of 2017 tax reform act

We calculate Non-GAAP basic and diluted shares by adding the weighted average of outstanding Series A redeemable convertible preferred stock to the weighted average number of outstanding basic and diluted shares, respectively.
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

	Year Ended December 31,
	2015	2016	2017
	(In thousands)
Net (loss) income	$(6,700)	$22,358	$5,971
Stock-based compensation	3,493	1,370	1,803
Amortization related to acquisitions	520	520	520
Impairment of intangible asset	—	695	—
Loss on disposal of property and equipment	382	19	91
Estimated tax effects of adjustments (1)	—	(994)	(921)
Release of valuation allowance (2)	—	(14,138)	—
Remeasurement of DTA associated with tax rate change (3)	—	—	2,073
Non-GAAP net (loss) income	$(2,305)	$9,830	$9,537
Non-GAAP net (loss) income per non-GAAP share
Basic	$(0.17)	$0.73	$0.68
Diluted	$(0.16)	$0.67	$0.59

Non-GAAP Weighted Average Number of Shares outstanding
Basic	11,497,727	11,678,568	12,590,221
Series A redeemable convertible preferred stock outstanding	1,775,000	1,775,000	1,522,123
Non-GAAP Basic Shares	13,272,727	13,453,568	14,112,344

Diluted	12,456,540	12,870,632	14,543,170
Series A redeemable convertible preferred stock outstanding	1,775,000	1,775,000	1,522,123
Non-GAAP Diluted Shares	14,231,540	14,645,632	16,065,293
________________________
(1) The Company had a full valuation allowance against its deferred tax assets for the year ended December 31, 2015.
(2) The Company recognized a tax benefit of $14,138 due to the release of the deferred tax asset valuation allowance subsequent to the spin-off of Republic Wireless.
(3) On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. As a result of this change in tax law, the Company recorded a remeasurement of its deferred tax assets, which resulted in additional income tax expense of $2,073.

Free Cash Flow
Free cash flow represents net cash provided by operating activities from continuing operations less net cash used in investing activities from continuing operations. We believe free cash flow is a useful indicator of liquidity and provides information to management and investors about the amount of cash generated from our core operations that can be used for investing in our business. Free cash flow has certain limitations in that it does not represent the total increase or decrease in the cash balance for the period, nor does it represent the residual cash flows available for discretionary expenditures. Therefore, it is important to evaluate free cash flow along with our consolidated statements of cash flows.

	Year Ended December 31,
	2015	2016	2017
	(In thousands)
Net cash provided by operating activities from continuing operations	$18,651	$16,942	$14,623
Net cash used in investing activities from continuing operations(1)	(5,102)	(6,061)	(7,963)
Free cash flow	$13,549	$10,881	$6,660
________________________
(1) Represents the acquisition cost of property, equipment and capitalized development costs for software for internal use.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that are included elsewhere in this Annual Report Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in this Annual Report Form 10-K. Our fiscal year ends on December 31.
Overview

We are a leading cloud-based communications platform for enterprises in the United States. Our solutions include a broad range of software APIs for voice and text functionality and our owned and managed, purpose- built IP voice network, one of the largest in the nation. Our sophisticated and easy-to-use software APIs allow enterprises to enhance their products and services by incorporating advanced voice and text capabilities. Companies use our platform to more frequently and seamlessly connect with their end users, add voice calling capabilities to residential IoT devices, offer end users new mobile application experiences and improve employee productivity, among other use cases. By owning and operating a capital-efficient, purpose-built IP voice network, we are able to offer advanced monitoring, reporting and analytics, superior customer service, dedicated operating teams, personalized support, and flexible cost structures. Over the last ten years, we have pioneered the CPaaS space through our innovation-rich culture and focus on empowering enterprises with end-to-end communications solutions.
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
For the years ended December 31, 2015, 2016 and 2017, total revenue was $137.8 million, $152.1 million and $163.0 million, respectively. CPaaS revenue for the years ended December 31, 2015, 2016 and 2017 was $101.5 million, $117.1 million and $131.6 million, respectively, representing an increased rate of 15% in 2016 and an increase of 12% in 2017. Net (loss) income for the years ended December 31, 2015, 2016 and 2017 was $(6.7) million, $22.4 million and $6.0 million, respectively. The number of active CPaaS customer accounts increased from 704 as of December 31, 2015, to 798 as of December 31, 2016, or 13%. The number of active CPaaS customer accounts further increased to 965 as of December 31, 2017, up 21% from December 31, 2016.

Management's Discussion and Analysis

Initial Public Offering
On November 10, 2017, we sold 4,000,000 shares of our Class A common stock at a public offering price of $20.00 per share. We received proceeds of $74,400, after deducting underwriting discounts and commissions of $5,600. Immediately prior to the pricing of the initial public offering on November 9, 2017, all shares of our then-outstanding Series A redeemable convertible preferred stock ("Series A preferred stock") converted into an aggregate of 1,775,000 shares of Class A voting common stock ("Old Class A common stock") and an aggregate of 13,586,485 shares of Old Class A common stock converted into Class B common stock. In addition, an aggregate of 34,840 shares of Class B non-voting common stock ("Old Class B common stock") converted into Class A common stock and warrants exercisable into shares of Old Class A common stock became exercisable into shares of Class B common stock. See Note 10, "Redeemable Convertible Preferred Stock and Stockholders' (Deficit) Equity," to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for further discussion of Class A and B common stock.

Key Performance Indicators
We monitor the following key performance indicators ("KPIs") to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. We believe the following KPIs are useful in evaluating our business:

	Year Ended December 31,
	2015	2016	2017
	(Dollars in thousands)
Number of active CPaaS customers (as of period end)	704	798	965
Dollar-based net retention rate	115%	111%	107%
Adjusted EBITDA	$18,912	$23,470	$22,223
Free cash flow	$13,549	$10,881	$6,660
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
In the years ended December 31, 2015, 2016 and 2017, revenue from active CPaaS customer accounts represented approximately 99% of total CPaaS revenue.

Management's Discussion and Analysis

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
Key Components of Statements of Operations
Revenue
We generate a majority of our revenue from our CPaaS segment. CPaaS revenue is derived from voice usage, phone number services, 911-enabled phone number services, messaging services and other services. We generate a portion of our CPaaS revenue from usage-based fees which include voice calling and messaging services. For the years ended December 31, 2015, 2016 and 2017, we generated 55%, 56% and 58% of our CPaaS revenue, respectively, from usage-based fees. We also earn monthly fees from services such as phone number services and 911 access service. For the years ended December 31, 2015, 2016 and 2017, we generated 42%, 41% and 40% of our CPaaS revenue in each period from monthly per unit fees.
The remainder of our revenue is generated by our Other segment. Other revenue is composed of revenue earned from our legacy services and indirect revenue. Other revenue as a percentage of total revenue is expected to continue to decline over time.
We recognize accounts receivable at the time the customer is invoiced. Additionally, we record a receivable and revenue for unbilled revenue if the services have been delivered and are billable in subsequent periods. Unbilled revenue made up 47%, 44% and 41% of outstanding accounts receivable, net of allowance for doubtful accounts as of December 31, 2015, 2016 and 2017, respectively.

Management's Discussion and Analysis

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
Research and Development
R&D consist primarily of personnel costs (including non-cash stock-based compensation expenses), outsourced software development and engineering service and cloud infrastructure fees for staging and development of outsourced engineering services. We capitalize the portion of our software development costs in instances where we invest resources to develop software for internal use. We plan to continue to invest in R&D to enhance current product offerings and develop new services.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel costs, including commissions for our sales employees and non-cash stock-based compensation expenses. Sales and marketing expenses also include expenditures related to advertising, marketing, our brand awareness activities, sales support and professional services fees.

Management's Discussion and Analysis

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
Income Taxes
For the years ended December 31, 2015, 2016 and 2017, our effective tax rate was 5.5%, (77.4)% and 53.7%, respectively. The increase in our effective tax rate is due to the release of our valuation allowance against deferred tax assets in the fourth quarter of 2016 and the enactment of the Tax Cuts and Jobs Act (the “Act”) in the fourth quarter of 2017.

Management's Discussion and Analysis

Results of Operations
Consolidated Results of Operations
The following table sets forth the consolidated statements of operations for the periods indicated.

	Year Ended December 31,
	2015	2016	2017
	(In thousands)
Revenue:
CPaaS revenue	$101,502	$117,078	$131,572
Other revenue	36,299	35,057	31,383
Total revenue	137,801	152,135	162,955
Cost of revenue:
CPaaS cost of revenue	64,760	71,218	75,859
Other cost of revenue	14,482	14,000	13,403
Total cost of revenue	79,242	85,218	89,262
Gross profit:
CPaaS	36,742	45,860	55,713
Other	21,817	21,057	17,980
Total gross profit	58,559	66,917	73,693
Operating expenses:
Research and development	7,375	8,520	10,789
Sales and marketing	8,620	9,294	11,218
General and administrative	34,602	33,859	37,069
Total operating expenses	50,597	51,673	59,076
Operating income	7,962	15,244	14,617
Other expense:
Interest expense, net	(589)	(908)	(1,728)
Income from continuing operations before income taxes	7,373	14,336	12,889
Income tax (provision) benefit	(408)	11,094	(6,918)
Income from continuing operations	6,965	25,430	5,971
Loss from discontinued operations, net of income taxes	(13,665)	(3,072)	—
Net (loss) income	$(6,700)	$22,358	$5,971

Management's Discussion and Analysis

The following table sets forth our results of operations as a percentage of our total revenue for the periods presented. *

	Year Ended December 31,
	2015	2016	2017
Revenue:
CPaaS revenue	74%	77%	81%
Other revenue	26%	23%	19%
Total revenue	100%	100%	100%
Cost of revenue:
CPaaS cost of revenue	47%	47%	47%
Other cost of revenue	11%	9%	8%
Total cost of revenue	58%	56%	55%
Gross profit:
CPaaS	27%	30%	34%
Other	16%	14%	11%
Total gross profit	42%	44%	45%
Operating expenses:
Research and development	5%	6%	7%
Sales and marketing	6%	6%	7%
General and administrative	25%	22%	23%
Total operating expenses	36%	34%	37%
Operating income	6%	10%	9%
Other expense:
Interest expense, net	—%	(1)%	(1)%
Income from continuing operations before income taxes	5%	9%	8%
Income tax (provision) benefit	—%	7%	(4)%
Income from continuing operations	5%	17%	4%
Loss from discontinued operations, net of income taxes	(10)%	(2)%	—%
Net (loss) income	(5)%	15%	4%
____________________
(*) Columns may not foot due to rounding.

Management's Discussion and Analysis

Comparison of the Years Ended December 31, 2016 and 2017
Revenue

	Year Ended December 31,
	2016	2017	Change
	(In thousands)
CPaaS revenue	$117,078	$131,572	$14,494	12%
Other revenue	35,057	31,383	(3,674)	(10)%
Total revenue	$152,135	$162,955	$10,820	7%
In 2017, total revenue increased by $10.8 million, or 7%, compared to 2016, and CPaaS revenue increased by $14.5 million, or 12%. As a percentage of total revenue, CPaaS revenue increased from 77% to 81% from 2016 to 2017. The increase in CPaaS revenue was primarily attributable to an increase in the usage of all our service offerings, particularly our voice and messaging usage, which accounted for $21.4 million of the increase in CPaaS revenue, and our phone number services and 911-enabled phone number services, which accounted for $4.1 million of the increase in CPaaS revenue. This overall increase in CPaaS revenue was partially offset by $11.1 million related to pricing decreases that we have implemented over time with our customers in the form of lower usage prices to increase the reach and scale of our platform. The changes in usage and price in 2017 were reflected in our dollar-based net retention rate of 107%. The increase in usage was also attributable to a 21% increase in the number of active CPaaS customer accounts, from 798 as of December 31, 2016 to 965 as of December 31, 2017. In addition, revenue from new CPaaS customers contributed $5.7 million, or 5%, to CPaaS revenue for 2017 compared to $4.2 million, or 4% to CPaaS revenue in 2016. Other revenue decreased by $3.7 million, or 10%, due to expected declines in our legacy services of $3.1 million and a decrease in indirect revenue of $0.6 million.
Cost of Revenue and Gross Margin

	Year Ended December 31,
	2016	2017	Change
	(In thousands)
Cost of revenue:
CPaaS cost of revenue	$71,218	$75,859	$4,641	7%
Other cost of revenue	14,000	13,403	(597)	(4)%
Total cost of revenue	85,218	89,262	4,044	5%
Gross profit	$66,917	$73,693	$6,776	10%
Gross margin:
CPaaS	39%	42%
Other	60%	57%
Total gross margin	44%	45%

Management's Discussion and Analysis

In 2017, total gross profit increased by $6.8 million, or 10%, compared to 2016. Total gross margin increased from 44% to 45% during the same period. In 2017, CPaaS cost of revenue increased by $4.6 million, or 7% compared 2016. CPaaS cost of revenue increased primarily due to an increase in voice usage costs of $1.9 million due to growth in minutes used by customers, partially offset by a decrease in the cost per minute from vendors. Cost of phone numbers increased by $0.8 million due to an increase in phone numbers used by customers. Cost of messaging increased by $0.6 million due to an increase in number of messages used by customers and a slight increase in the cost per message. Additional increases were due to network costs and 911 services which increased $1.0 million and $0.2 million respectively. In 2017, CPaaS gross margin increased from 39% to 42% compared to 2016. Excluding depreciation and stock-based compensation of $4.6 million and $4.4 million for 2016 and 2017, respectively, CPaaS Non-GAAP gross margin would have been 43% and 46% for 2016 and 2017, respectively, and total Non-GAAP gross margin would have been 47% and 48% for the same periods.
Other cost of revenue decreased by $0.6 million, which was due to a $1.3 million decrease as a result of churn in legacy services, partially offset by a $0.7 million increase in cost of indirect revenue related to an increase in cost of carrier access revenue and toll-free number registration fees.
Operating Expenses

	Year Ended December 31,
	2016	2017	Change
	(In thousands)
Research and development	$8,520	$10,789	$2,269	27%
Sales and marketing	9,294	11,218	1,924	21%
General and administrative	33,859	37,069	3,210	9%
Total operating expenses	$51,673	$59,076	$7,403	14%
In 2017, Research and development expenses increased by $2.3 million, or 27%, compared to 2016. This increase was primarily due to increased personnel costs of $2.2 million and professional fees of $0.1 million.
In 2017, sales and marketing expenses increased by $1.9 million, or 21%, compared to 2016 primarily due to an overall increase in sales personnel costs of $1.9 million.
General and administrative expenses increased by $3.2 million in 2017, or 9%, compared to 2016. This increase was due to increases of $1.2 million in facilities expenses, $1.0 million for hosted software costs, $0.4 million for professional expenses, partially offset by a $0.9 million decrease in depreciation and amortization expenses. An increase in personnel cost of $1.5 million also contributed the the overall general and administrative expenses.
Interest Expense, Net
In 2017, interest expense increased by $0.8 million compared to 2016, due to an increased balance outstanding of our credit facility that we entered into in November 2016. The balance of the credit facility was paid off in full in November 2017 with proceeds from the initial public offering.

Management's Discussion and Analysis

Income Tax Expense
In 2017, income tax expense increased by $18.0 million compared to 2016. The effective tax rate for 2017 was 53.7% compared to (77.4)% in 2016. During 2016, we had a full valuation against our deferred tax assets. The valuation allowance was released in December 2016 subsequent to the Spin-Off.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted into law. The income tax effects of changes in tax laws are recognized in the period when enacted. Among its numerous changes to the Internal Revenue Code, the Act reduces U.S. corporate rates from 35% to 21% for periods beginning on or after January 1, 2018. We have incurred additional income tax expense of $2,073 due to the re-measurement of our deferred tax assets at the lower corporate tax rate. Additional federal and state interpretive guidance is still forthcoming that could potentially affect the measurement of these balances or give rise to new deferred tax amounts. As such, the re-measurement of our deferred tax balance is provisional pending future guidance.
As a result of changes made by the Act, starting with compensation paid in 2018, Section 162(m) will limit us from deducting compensation, including performance-based compensation, in excess of $1 million paid to anyone who serves as the Chief Executive Officer, Chief Financial Officer, or who is among the three highest compensated executive officers. The only exception to this rule is for compensation that is paid pursuant to a binding contract in effect as of November 2, 2017 that would have otherwise been deductible under the prior Section 162(m) rules. Accordingly, any compensation paid in the future pursuant to new compensation arrangements entered into after November 2, 2017, even if performance-based, will count towards the $1 million fiscal year deduction limit if paid to a covered executive. Because many different factors influence a well-rounded, comprehensive executive compensation program, some of the compensation we provide to our executive officers may not be deductible under Code Section 162(m) if our Compensation Committee believes it will contribute to the achievement of our business objectives.

Loss from Discontinued Operations, Net of Income Tax
In 2017, loss from discontinued operations decreased by $3.1 million compared to 2016. The Spin-Off of Republic took place on November 30, 2016.
Comparison of the Years Ended December 31, 2015 and 2016
Revenue

	Year ended December 31,
	2015	2016	Change
	(In thousands)
CPaaS revenue	$101,502	$117,078	$15,576	15%
Other revenue	36,299	35,057	(1,242)	(3)%
Total revenue	$137,801	$152,135	$14,334	10%

In 2016, total revenue increased by $14.3 million, or 10%, compared to 2015. CPaaS revenue increased by $15.6 million, or 15% compared to the prior year. As a percentage of total revenue, CPaaS revenue increased from 74% to 77% year over year. The increase in CPaaS revenue was primarily attributable to an increase in the usage of all our products, particularly our voice and messaging services, and the adoption of additional services by our existing CPaaS customers. This increase was partially offset by pricing decreases that we have implemented over time with our customers in the form of lower usage prices to increase the reach and scale of our platform, as well as in exchange for contract renewals for certain key customers. The changes in usage and price for the year ended December 31, 2016 were reflected in our dollar-based net

Management's Discussion and Analysis

retention rate of 111%. The increase in usage was also attributable to a 13% increase in the number of active CPaaS customer accounts, from 704 as of December 31, 2015 to 798 as of December 31, 2016. Other revenue decreased by $1.2 million, or 3%, due to declines in our legacy services of $4.2 million, partially offset by a $3.0 million increase in indirect revenue related to new messaging and toll-free number registration fees.
Cost of Revenue and Gross Margin

	Years ended December 31,
	2015	2016	Change
	(In thousands)
Cost of revenue:
CPaaS cost of revenue	$64,760	$71,218	$6,458	10%
Other cost of revenue	14,482	14,000	(482)	(3)%
Total cost of revenue	$79,242	$85,218	$5,976	8%
Gross profit	$58,559	$66,917	$8,358	14%
Gross margin:
CPaaS	36%	39%
Other	60%	60%
Total gross margin %	42%	44%
Total gross profit increased by $8.4 million in 2016 as compared to 2015 and total gross margin increased from 42% to 44% from 2015 to 2016. CPaaS cost of revenue increased by $6.5 million, or 10%, in 2016. All CPaaS services saw an increase in cost of revenue but the overall increase was largely driven by the cost for minutes of use, which increased by $3.4 million due to growth in minutes used by customers, partially offset by a slight decrease in the cost per minute. Network costs increased by $2.0 million and cost of messaging increased by $0.5 million. Cost of phone numbers increased by $0.4 million due to an increase in phone numbers used by customers, partially offset by decreased cost per phone number. 911 costs remained constant due to an increase in 911-enabled phone numbers used by customers, partially offset by decreased cost per record. CPaaS gross margin increased from 36% in 2015 to 39% in 2016. Excluding depreciation and stock-based compensation of $5.3 million and $4.6 million for 2015 and 2016, respectively, CPaaS Non-GAAP gross margin would have been 41% and 43% for 2015 and 2016, respectively, and total Non-GAAP gross margin would have been 46% and 47% for the same periods.
Cost of Other revenue decreased by $0.5 million, or 3%, which was due to a $2.1 million decrease as a result of churn in legacy services, partially offset by a $1.6 million increase in cost of indirect revenue from 2015 to 2016 related to new required messaging and toll-free number registration fees. Total gross margin was affected by churn and a reduction in indirect margins.
Operating Expenses

	Years ended December 31,
	2015	2016	Change
	(In thousands)
Research and development	$7,375	$8,520	$1,145	16%
Sales and marketing	8,620	9,294	674	8%
General and administrative	34,602	33,859	(743)	(2)%
Total operating expenses	$50,597	$51,673	$1,076	2%

Management's Discussion and Analysis

In 2016, R&D expenses increased by $1.1 million, or 16%, compared to 2015. This increase was due primarily to increases in hosting software costs and increased headcount.
In 2016, sales and marketing expenses increased by $0.7 million, or 8%, compared to 2015 due to an overall increase in sales headcount.
General and administrative expenses decreased by $0.7 million in 2016, or 2%, compared to 2015 mostly due to a decrease in stock-based compensation expenses. This decrease was partially offset by increases in headcount, increases from gains on fixed asset disposals, increases in consulting fees and increased rent.
Interest Expense, Net
In 2016, interest expense increased by $0.3 million compared to 2015 due to increased borrowings on our credit facility that we entered into in November 2016.
Income Tax Expense
In 2016, income tax expense decreased by $11.5 million compared to 2015 primarily due to the $14.1 million release of the valuation allowance in 2016 subsequent to the Republic Wireless Spin-Off. The effective tax rate for 2016 was (77.4)% compared to 5.5% for 2015.
Loss from Discontinued Operations, Net of Income Tax
In 2016, loss from discontinued operations decreased by $10.6 million compared to 2015 due to the Republic Wireless Spin-Off in December 2016.
Quarterly Results of Operations

The following tables set forth our unaudited quarterly statements of operations data for each of the eight quarters ended December 31, 2017. The information for each quarter has been prepared on a basis consistent with our audited consolidated financial statements included in this Annual Report on Form 10-K, and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for a fair presentation of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following quarterly financial data should be read in conjunction with our audited consolidated financial statements included in this Annual Report on Form 10-K.

Management's Discussion and Analysis

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenue:
CPaaS revenue	$27,735	$28,916	$30,249	$30,178	$31,647	$31,547	$33,397	$34,981
Other revenue	9,204	8,914	8,354	8,585	7,978	7,979	7,941	7,485
Total revenue	36,939	37,830	38,603	38,763	39,625	39,526	41,338	42,466

Cost of revenue:
CPaaS cost of revenue	17,220	18,159	18,197	17,642	18,228	18,919	19,247	19,465
Other cost of revenue	3,792	3,491	3,317	3,400	3,338	3,375	3,324	3,366
Total cost of revenue	21,012	21,650	21,514	21,042	21,566	22,294	22,571	22,831

Gross profit	15,927	16,180	17,089	17,721	18,059	17,232	18,767	19,635

Operating expenses:
Research and development	1,854	1,913	2,390	2,363	2,682	2,409	2,771	2,927
Sales and marketing	2,189	2,269	2,418	2,418	2,558	2,413	3,128	3,119
General and administrative	7,455	8,217	7,898	10,289	7,637	8,257	9,797	11,378
Total operating expenses	11,498	12,399	12,706	15,070	12,877	13,079	15,696	17,424

Operating income	4,429	3,781	4,383	2,651	5,182	4,153	3,071	2,211

Other (expense) income:
Interest expense, net	(184)	(185)	(229)	(310)	(421)	(438)	(402)	(467)
Change in fair value of stockholders’ anti-dilutive arrangement	—	—	—	—	—	(553)	(136)	689
Total other (expense) income	(184)	(185)	(229)	(310)	(421)	(991)	(538)	222

Income from continuing operations before income taxes	4,245	3,596	4,154	2,341	4,761	3,162	2,533	2,433
Income tax (provision) benefit	(182)	(87)	(137)	11,500	(1,772)	(1,215)	(899)	(3,032)
Income (loss) from continuing operations	4,063	3,509	4,017	13,841	2,989	1,947	1,634	(599)
(Loss) income from discontinued operations, net of income taxes	(1,028)	(1,983)	(728)	667	—	—	—	—
Net income (loss)	$3,035	$1,526	$3,289	$14,508	$2,989	$1,947	$1,634	$(599)
Total comprehensive income (loss), net of income tax	$3,035	$1,526	$3,289	$14,508	$2,989	$1,947	$1,634	$(599)

Net income (loss) per share:
Basic	$0.23	$0.11	$0.25	$1.07	$0.22	$0.14	$0.12	$(0.04)
Diluted	$0.21	$0.10	$0.22	$0.97	$0.20	$0.13	$0.11	$(0.04)

Management's Discussion and Analysis

Liquidity and Capital Resources

To date, our principal sources of liquidity have been the proceeds of $74.4 million, net of underwriting discounts and commissions, from our initial public offering in November 2017, in addition to free cash flow driven by payments received from customers using our services, as well as borrowings under our senior secured credit facility. We believe that our cash and cash equivalents balances, our credit facility and the cash flows generated by our operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Statement of Cash Flows

The following table summarizes our cash flows from continuing operations for the periods indicated:

	Year Ended December 31,
	2015	2016	2017
	(In thousands)
Net cash provided by operating activities from continuing operations	$18,651	$16,942	$14,623
Net cash used in investing activities from continuing operations	(5,102)	(6,061)	(7,963)
Net cash provided by (used in) financing activities from continuing operations	11,038	(1,053)	24,179
Net increase in cash and cash equivalents from continuing operations	$24,587	$9,828	$30,839
Cash Flows from Operating Activities
In 2017, cash provided by operating activities from continuing operations was $14.6 million, which primarily consisted of net income of $6.0 million, depreciation and amortization of $5.7 million, amortization of debt issuance costs of $0.4 million, stock-based compensation expenses of $1.8 million, deferred taxes of $6.2 million and loss on disposal of property and equipment of $0.1 million partially offset by a decrease in working capital of $5.5 million. Working capital consisted primarily of increases in accounts receivable of $4.4 million, prepaid expenses of $1.6 million, deferred costs of $0.9 million and $2.4 million in accounts payable offset by decreases in accrued expenses of $1.3 million and deferred revenue of $2.6 million.
In 2016, cash provided by operating activities from continuing operations was $16.9 million, which primarily consisted of net income from continuing operations of $22.4 million that includes $3.1 million net loss by discontinued operations, depreciation and amortization of $6.1 million, amortization of debt issuance costs of $0.1 million, $1.4 million of stock-based compensation expenses and impairment of intangible assets of $0.7 million partially offset by a decrease in deferred taxes of $11.1 million and working capital of $5.7 million. Working capital consisted primarily of increases in accounts receivable of $4.0 million, prepaid expenses of $0.8 million, deferred costs of $1.0 million and accrued expenses of $0.6 million, offset by increases in accounts payable of $0.2 million and deferred revenue of $0.5 million.
In 2015, cash provided by operating activities from continuing operations was $18.7 million due to net loss of $6.7 million that includes $13.7 million net loss by discontinued operations, depreciation and amortization of $7.1 million, $3.5 million of stock-based compensation expenses, loss on disposal of property and equipment of $0.4 million, deferred taxes of $0.3 million and an increase in working capital of $0.4 million. Working capital consisted of a decrease in deferred costs of $2.9 million, an increase in accounts payable of $1.0 million and a decrease in accrued expenses and other liabilities of $2.5 million, and increases in prepaid expenses of $0.6 million and accounts receivable of $0.5 million.

Management's Discussion and Analysis

As of December 31, 2017, we had an ongoing dispute and litigation with MCI Communications Services, Inc. d/b/a Verizon Business and Verizon Select Services, Inc. (collectively, “Verizon”), which is a carrier access billing (“CABS”) customer. Billings to Verizon were approximately $10.3 million and $9.6 million for the years ended December 31, 2016 and 2017, respectively. We recognize revenue for this customer only to the extent to which payments have been made. These outstanding amounts represent disputed and unpaid billings and were fully reserved within our allowance for doubtful accounts. We had not recognized revenue related to the outstanding and disputed balances. Only if and when we reached an agreement with Verizon to settle the outstanding and disputed billings which resulted in a payment for any or all amounts outstanding, would we recognize any revenue. Recognition of revenue as a result of a settlement of disputed balances would result in an increase in cash flows from operating activities for the relevant period. On January 29, 2018, we entered into a settlement with Verizon (for further information see Note 17, "Subsequent Events," to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
Cash Flows from Investing Activities
In 2017, cash used in investing activities from continuing operations was $8.0 million from the purchase of property, plant and equipment and capitalized internally developed software costs.
In 2016, cash used in investing activities from continuing operations was $6.1 million used to purchase property, plant and equipment and capitalized internally developed software costs.
In 2015, cash used in investing activities from continuing operations was $5.1 million used to purchase property, plant and equipment and capitalized internally developed software costs.
Cash Flows from Financing Activities
In 2017, cash provided by financing activities from continuing operations was $24.2 million consisting primarily of $69.0 million from the net proceeds from the initial public offering, $0.2 million in proceeds from the issuances of common stock as a result of options exercised, and $0.1 million in proceeds from exercise of warrants, offset by net repayments of $5.0 million on our line of credit, $0.1 million in payments on capital leases, $40.0 million in payments on our term loan.
In 2016, cash used in financing activities from continuing operations was $1.1 million consisting primarily of $30.0 million in cash distributions to Republic Wireless, $0.6 million in payments of debt issuance costs, net repayments of $12.0 million on our line of credit, $0.1 million in payments on capital leases, offset by $40.0 million of borrowing on our term loan, $1.0 million in proceeds from the issuances of common stock as a result of options exercised, and $0.2 million in proceeds from exercise of warrants.
In 2015, cash provided by financing activities from continuing operations was $11.0 million due to the net $11.0 million in borrowings under our line of credit.
Debt
On November 4, 2016, we entered into a Credit and Security Agreement with a syndicate of four banks. The agreement includes a $40.0 million term loan and a $25.0 million revolving loan, which includes a swing line of up to $1.0 million and limits letters of credit commitments to a maximum of $2.5 million. Substantially all of our assets are pledged as security to the Credit and Security Agreement. The term of the Credit and Security Agreement is five years and matures on November 3, 2021. The interest rate used for the debt is based on our election to either apply the Federal Funds Effective Rate or LIBOR plus a stated margin, as defined in the Credit and Security Agreement. This agreement requires us to meet a certain leverage ratio and minimum debt service coverage ratio each quarter on a trailing 12-month basis.

Management's Discussion and Analysis

On November 14, 2017, we paid in full the term loan with proceeds from our initial public offering. The revolving loan was paid in full on August 31, 2017. There is no loan balance outstanding as of December 31, 2017. We were in compliance with all financial covenants as of December 31, 2017. The availability under the Credit and Security Agreement was $25.0 million as of December 31, 2017.
Contractual Obligations and Other Commitments
The following table summarizes our noncancellable contractual obligations as of December 31, 2017:

	Total	Less Than 1 Year	1 to 2 Years	3 to 5 Years	More than 5 years
As of December 31, 2017:
Operating leases(1)	$17,060	$3,631	$7,538	$5,890	$—
Capital leases	92	92	—	—	—
Purchase obligations(2)	5,249	4,144	1,083	23	—
Total	$22,401	$7,867	$8,621	$5,913	$—
________________________
(1) Operating leases represent total future minimum rent payments under non-cancellable operating lease agreements.
(2) Purchase obligations represent total future minimum payments under contracts to various service providers. Purchase obligations exclude agreements that are cancellable without penalty.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.
Critical Accounting Policies and Significant Judgments and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material.
We believe the accounting policies discussed below are critical to the process of making significant judgments and estimates in the preparation of our financial statements, and to understanding our historical and future performance.
Revenue Recognition and Deferred Revenue
We generate revenue primarily from the sale of communication services to enterprise customers. We recognize revenue when all of the following criteria are met (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the fee is fixed or determinable; and (iv) collection is reasonably assured. If collection is not reasonably assured, we defer revenue recognition until collectability becomes reasonably assured. Our arrangements do not contain general rights of return. We generally enter into arrangements with customers that are typically 2 to 3 years in length. Incremental direct costs incurred related to the acquisition of a customer contract are expensed as incurred.

Management's Discussion and Analysis

Stock-Based Compensation
Stock options awarded to employees, directors and non-employee third parties are measured at fair value on each grant date. Options subject to service-based vesting generally vest annually over a four-year period. The determination of the fair value of stock-based compensation arrangements on the grant date requires judgment. We recognize stock-based compensation expense using the Black-Scholes option-pricing model, net of estimated forfeitures, in order to determine the fair value of stock options, the output of which is affected by a number of variables. These variables include the fair value of our common stock, expected term of the options, expected stock price volatility, risk-free interest rate and expected dividends, which are estimated as follows:

•
Fair value of our common stock. The fair value of the shares of our common stock underlying stock options had historically been established by our board of directors with the assistance of an independent third-party valuation firm. Because there had been no public market for our common stock, our board of directors had relied on this independent valuation and other factors to establish the fair value of our common stock at the time of grant of the option. The determination of the fair value of our common stock is discussed further below.

•
Expected term. The expected term was estimated using the simplified method allowed under SEC guidance as we do not have sufficient historical data to use any other method to estimate the expected term.

•
Expected volatility. The expected volatility is derived from an average of the historical volatilities of the common stock of several entities with characteristics similar to ours, such as the size, and operational and economic similarities to our principle business operations. We use this method because we have limited information on the volatility of our common stock.

•	Risk-free interest rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.

•	Expected dividends. The expected dividend is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock.
In addition to the assumptions used in the Black-Scholes option-pricing model, we must also determine a forfeiture rate to calculate the stock-based compensation for awards. Through December 31, 2017, we recognized compensation for only the portion of options expected to vest using an estimated forfeiture rate that was derived from historical employee termination behavior.
Determination of the Fair Value of Common Stock
Prior to our initial public offering, we had periodically determined for financial reporting purposes the estimated per share fair value of our common stock at various dates using contemporaneous valuations performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants Practice Aid, “Valuation of Privately-Held Company Equity Securities Issued as Compensation.” In conducting the contemporaneous valuations, we considered all objective and subjective factors that we believed to be relevant for each valuation conducted, including the following:

•	contemporaneous unrelated third-party valuations of our common stock;

•	the rights, preferences and privileges of our redeemable convertible preferred stock relative to those of our common stock;

•	our results of operations, financial position and capital resources;

•	current business conditions and projections;

Management's Discussion and Analysis

•	the lack of marketability of our common stock;

•	the hiring of key personnel and the experience of our management;

•	the introduction of new products;

•	the risk inherent in the development and expansion of our products;

•	the fact that the option grants involve illiquid securities in a private company;

•	the likelihood of achieving a liquidity event, such as an initial public offering or a sale of our company, given the prevailing market conditions;

•	industry trends and competitive environment; and

•	overall economic indicators, including gross domestic product, employment, inflation and interest rates.
In valuing our common stock, we had historically determined the equity value of our Company using both the income and the market approach valuation methods:

•
The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate derived from an analysis of the cost of capital of comparable publicly traded companies in our industry as of each valuation date and is adjusted to reflect the risks inherent in our cash flows.

•
The market approach estimates value based on a comparison of the subject company to comparable public companies in a similar line of business. From the comparable companies, a representative market value multiple is determined and then applied to the subject. The estimated value for our common stock is then discounted by a non-marketability factor (discount for lack of marketability) due to the fact that stockholders of private companies do not have access to trading markets similar to those enjoyed by stockholders of public companies, which affects liquidity.

As a result of the determination to pursue strategic financing through an initial public offering, in June 2017, we began using the Probability-Weighted Expected Return Method (“PWERM”) in order to estimate the value of our common stock based on various outcomes. Using the PWERM, the value of our common stock was estimated based upon a probability-weighted analysis of varying values for our common stock assuming possible future events for the company, including an initial public offering and a stay private company scenario in which operations continued as a privately held company. Application of this approach involved the use of estimates, judgment and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses and future cash flows, discount rates, market multiples, the selection of comparable companies and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common stock.
The dates of our contemporaneous valuations have not always coincided with the dates of our stock-based compensation grants. In such instances, management’s estimates have been based on the most recent contemporaneous valuation of our shares of common stock and our assessment of additional objective and subjective factors we believed were relevant as of the grant date. The additional factors considered when determining any changes in fair value between the most recent contemporaneous valuation and the grant dates included our stage of development, our operating and financial performance, current business conditions and the market performance of comparable publicly traded companies.

Management's Discussion and Analysis

Following our initial public offering, it was no longer necessary to determine the fair value of our Class A common stock using these valuation techniques as shares of our Class A common stock are traded on the the NASDAQ Global Select Market.
Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of the aggregate fair value of consideration transferred in a business combination, over the fair value of assets acquired, net of liabilities assumed. Goodwill is not amortized, but is subject to an annual impairment test. We test goodwill for impairment annually on December 31 of each calendar year or more frequently if events or changes in business circumstances indicate the asset might be impaired. Goodwill is tested for impairment at the reporting unit level. In evaluating the recoverability of goodwill, we perform a qualitative analysis to determine whether events and circumstances exist that indicate that it is more likely than not that goodwill is impaired. The qualitative factors we consider include but are not limited to, macroeconomic conditions, industry and market conditions, company-specific events and changes in circumstances. We completed our annual goodwill impairment analysis in each of the years ended December 31, 2015, 2016 and 2017 and no impairment charges were recorded. As of December 31, 2017 goodwill was $6.9 million.
Long-Lived Assets
Long-lived assets, including intangible assets with definite lives, are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise.
We evaluate the recoverability of our long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of long-lived assets are measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. As of December 31, 2017, intangible assets, net of accumulated amortization, were $7.6 million, which consists primarily of client relationships and client contracts. As part of our annual evaluation of intangibles, we re-evaluated our marketing and trade name assets and concluded that there was no further benefit to a trade name acquired in the Dash acquisition. As a result, we impaired the intangible asset and recognized a loss of $0.7 million in 2016. No indicators of impairment were identified for the years ended December 31, 2015 and 2017.
Internal-Use Software Development Costs
We capitalize qualifying internal-use software development costs that are incurred during the application development stage. Capitalization of costs begins when two criteria are met: (i) the preliminary project stage is completed and (ii) it is probable that the software will be completed and used for its intended function. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all significant testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality and expense costs incurred for maintenance and minor upgrades and enhancements. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred.
Capitalized costs of platform and other software applications are included in property and equipment. These costs are amortized over the estimated useful life of the software on a straight-line basis over three years, which is recorded in cost of revenue in the statement of operations. We evaluate the useful life of these

Management's Discussion and Analysis

assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Income Taxes
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that are included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
We reduce the measurement of a deferred tax asset, if necessary, by a valuation allowance if it is more likely than not that we will not realize some or all the deferred tax asset. Quarterly, we review the deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences, the implementation of prudent and feasible tax planning strategies, and results of recent operations. The evaluation of the recoverability of deferred tax assets requires judgment in assessing future profitability. Should there be a change in the ability to recover deferred tax assets, our income tax provision would increase or decrease in the period in which the assessment is changed.
We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon technical merits, it is more likely than not that the position will be sustained upon examination. The tax benefit recognized is measured as the largest amount of benefit determined on a cumulative probability basis that we believe is more likely than not to be realized upon ultimate settlement of the position. We recognize potential accrued interest and penalties associated with unrecognized tax positions in income tax expense.
Other Contingencies
We are subject to legal proceedings and litigation arising in the ordinary course of business. Periodically, we evaluate the status of each legal matter and assess our potential financial exposure. If the potential loss from any legal proceeding or litigation is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimable. The outcome of any proceeding is not determinable in advance. As a result, the assessment of a potential liability and the amount of any accruals recorded are based only on the information available to us at the time. As additional information becomes available, we reassess the potential liability related to the legal proceeding or litigation, and may revise our estimates. Any revisions could have a material effect on our results of operations.
We conduct operations in many tax jurisdictions throughout the United States. In many of these jurisdictions, non-income-based taxes and fees, such as sales and use taxes, telecommunications taxes, and regulatory fees including those associated with (or potentially associated with) VoIP telephony services or 911 services, are assessed or may be assessed on our operations. We are subject to indirect taxes, and may be subject to certain other taxes and surcharges in some of these jurisdictions. We generally bill and collect from our customers these taxes and surcharges. We record a liability for tax collected from customers but not yet paid to the appropriate jurisdiction. In addition, we record a provision for non-income based taxes and fees in jurisdictions where it is both probable that liability has been incurred and the amount of the exposure can be reasonably estimated. As a result, we have recorded a liability of $4.6 million, $2.8 million and $3.0 million as of December 31, 2015, 2016 and 2017, respectively. These estimates are based on several key assumptions, including the taxability of our services, the jurisdictions in which we believe we have nexus

Management's Discussion and Analysis

and the sourcing of revenue to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, our actual exposure could differ materially from our current estimates.

Management's Discussion and Analysis

Recently Issued Accounting Guidance
See Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for a summary of recent accounting pronouncements not yet adopted.

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

Management's Discussion and Analysis

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and, to a lesser extent, inflation.
Interest Rate Risk
Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents totaling $37.6 million as of December 31, 2017, which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of interest bearing checking accounts and money market accounts.
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
Our debt is comprised of a revolving line of credit account, which had no amount outstanding as of December 31, 2017. The revolving line of credit has an interest rate based on the 1-month LIBOR rate plus 225 basis points as of December 31, 2017. A one-eighth percentage point increase or decrease in the applicable rate for our credit facility (assuming the revolving portion of the credit facility is fully drawn) would have an annual impact of less than $0.1 million on cash interest expense.
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

Item 8. Financial Statements and Supplementary Data

BANDWIDTH INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Bandwidth Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bandwidth Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive (loss) income, changes in redeemable convertible preferred stock and stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2012.
Raleigh, North Carolina
February 26, 2018

BANDWIDTH INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and per Share Amounts)

	As of December 31,
	2016	2017
Assets
Current assets:
Cash and cash equivalents	$6,788	$37,627
Accounts receivable, net of allowance for doubtful accounts	16,838	21,225
Prepaid expenses and other current assets	2,318	3,767
Deferred costs	2,099	2,633
Total current assets	28,043	65,252

Property and equipment, net	11,180	14,946
Intangible assets, net	8,482	7,643
Deferred costs, non-current	1,696	2,068
Other long-term assets	1,011	1,192
Goodwill	6,867	6,867
Deferred tax asset	12,694	6,526
Total assets	$69,973	$104,494
Liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$4,688	$3,025
Accrued expenses and other current liabilities	14,649	15,633
Current portion of deferred revenue and advanced billings	4,032	5,768
Line of credit, current portion	5,000	—
Current portion of long-term debt and capital lease obligations	2,101	92
Total current liabilities	30,470	24,518

Other liabilities	609	716
Deferred revenue, net of current portion	1,712	2,549
Long-term debt and capital lease obligations, net of current portion	37,738	—
Total liabilities	70,529	27,783

BANDWIDTH INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and per Share Amounts)

	As of December 31,
	2016	2017
Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock; $0.001 par value; 1,200,000 shares authorized; 710,000 and 0 shares issued and outstanding at December 31, 2016 and 2017, respectively	21,818	—
Commitments and contingencies
Stockholders’ (deficit) equity:
Class A voting common stock; $0.001 par value; 0 and 100,000,000 shares authorized as of December 31, 2016 and 2017, respectively; 0 and 4,197,831 shares issued and outstanding as of December 31, 2016 and 2017, respectively	—	4
Class B voting common stock, $0.001 par value; 0 and 20,000,000 shares authorized as of December 31, 2016 and 2017, respectively; 0 and 13,440,725 shares issued and outstanding as of December 31, 2016 and 2017, respectively	—	13
Old Class A voting common stock; $0.001 par value; 20,000,000 and 0 shares authorized as of December 31, 2016 and 2017, respectively; 11,779,975 and 0 shares issued and outstanding as of December 31, 2016 and 2017, respectively	12	—
Old Class B non-voting common stock, $0.001 par value; 3,341,275 and 0 shares authorized as of December 31, 2016 and 2017, respectively; 18,590 and 0 shares issued and outstanding as of December 31, 2016 and 2017, respectively	—	—
Preferred stock; $0.001 par value; 0 and 10,000,000 shares authorized as of December 31, 2016 and 2017, respectively; 0 shares issued and outstanding as of December 31, 2016 and 2017	—	—
Additional paid-in capital	9,356	102,465
Accumulated deficit	(31,742)	(25,771)
Total stockholders’ (deficit) equity	(22,374)	76,711
Total liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity	$69,973	$104,494
See accompanying notes.

BANDWIDTH INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In Thousands, Except Share and per Share Amounts)

	Year Ended December 31,
	2015	2016	2017
Revenue:
CPaaS revenue	$101,502	$117,078	$131,572
Other revenue	36,299	35,057	31,383
Total revenue	137,801	152,135	162,955

Cost of revenue:
CPaaS cost of revenue	64,760	71,218	75,859
Other cost of revenue	14,482	14,000	13,403
Total cost of revenue	79,242	85,218	89,262

Gross profit	58,559	66,917	73,693

Operating expenses:
Research and development	7,375	8,520	10,789
Sales and marketing	8,620	9,294	11,218
General and administrative	34,602	33,859	37,069
Total operating expenses	50,597	51,673	59,076

Operating income	7,962	15,244	14,617
Other expense:
Interest expense, net	(589)	(908)	(1,728)
Total other expense	(589)	(908)	(1,728)

Income from continuing operations before income taxes	7,373	14,336	12,889
Income tax (provision) benefit	(408)	11,094	(6,918)
Income from continuing operations	6,965	25,430	5,971

Loss from discontinued operations, net of income taxes	(13,665)	(3,072)	—
Net (loss) income	$(6,700)	$22,358	$5,971
Total comprehensive (loss) income	$(6,700)	$22,358	$5,971

Earnings (loss) per share:
Income from continuing operations	$6,965	$25,430	$5,971
Less: income allocated to participating securities	931	3,355	644
Income from continuing operations attributable to common stockholders	$6,034	$22,075	$5,327

Income (loss) from continuing operations per share:
Basic	$0.52	$1.89	$0.42
Diluted	$0.48	$1.72	$0.37

Net (loss) income	$(6,700)	$22,358	$5,971
Less: (loss) income allocated to participating securities	(896)	2,950	644
Net (loss) income attributable to common stockholders	$(5,804)	$19,408	$5,327

Net (loss) income per share:
Basic	$(0.50)	$1.66	$0.42
Diluted	$(0.47)	$1.51	$0.37

Weighted average number of common shares outstanding:
Basic	11,497,727	11,678,568	12,590,221
Diluted	12,456,540	12,870,632	14,543,170
See accompanying notes.

BANDWIDTH INC.
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
(In Thousands Except Share Amounts)

	Series A redeemable convertible preferred stock		Class A voting common Stock		Class B voting common Stock		Old Class A voting common Stock		Old Class B non-voting common Stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ (deficit) equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2014	710,000	$21,818	—	$—	—	$—	11,455,615	$12	14,060	$—	$31,060	$(47,820)	$(16,748)
Issuance of Old Class A voting common stock	—	—	—	—	—	—	69,405	—	4,530	—	113	—	113
Issuance of Old Class B non-voting common stock	—	—	—	—	—	—	—	—	—	—	48	—	48
Exercise of warrants to purchase common stock	—	—	—	—	—	—	17,138	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	4,213	—	4,213
Net loss	—	—	—	—	—	—	—	—	—	—	—	(6,700)	(6,700)
Balance at December 31, 2015	710,000	21,818	—	—	—	—	11,542,158	12	18,590	—	35,434	(54,520)	(19,074)
Issuance of Old Class A voting common stock	—	—	—	—	—	—	218,345	—	—	—	1,111	—	1,111
Exercise of warrants to purchase common stock	—	—	—	—	—	—	19,472	—	—	—	150	—	150
Distribution of Republic	—	—	—	—	—	—	—	—	—	—	(28,899)	—	(28,899)
Shareholders’ anti-dilutive arrangement	—	—	—	—	—	—	—	—	—	—	(324)	—	(324)
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—	—	—	—	420	420
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,884	—	1,884
Net income	—	—	—	—	—	—	—	—	—	—	—	22,358	22,358
Balance at December 31, 2016	710,000	21,818	—	—	—	—	11,779,975	12	18,590	—	9,356	(31,742)	(22,374)
Issuance of Old Class A voting common stock	—	—	—	—	—	—	31,510	—	—		94	—	94
Issuance of Old Class B non-voting common stock	—	—	—	—	—	—	—	—	16,250	—	109	—	109
Exercise of warrants to purchase common stock	—	—	—	—	17,260	—	—	—	—	—	91	—	91
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,803	—	1,803
Purchase of common stock	—	—	—	—	(29)	—	—	—	—	—	—	—	—
Conversion of Series A preferred stock to Old Class A voting common stock	(710,000)	(21,818)	—	—	—	—	1,775,000	1	—	—	21,817	—	21,818
Conversion of Old Class A voting common stock to Class B voting common stock	—	—	—	—	13,586,485	13	(13,586,485)	(13)	—	—	—	—	—
Conversion of Old Class B non-voting common stock to Class A voting common stock	—	—	34,840	—	—	—	—	—	(34,840)	—	—	—	—
Issuance of common stock in connection with initial public offering, net of underwriting discounts	—	—	4,000,000	4	—	—	—	—	—	—	74,396	—	74,400
Costs in connection with initial public offering	—	—	—	—	—	—	—	—	—	—	(5,385)	—	(5,385)
Conversion of Class B voting common stock to Class A voting common stock	—	—	162,991	—	(162,991)	—	—	—	—	—	—	—	—
Termination of Shareholders’ anti-dilutive arrangement	—	—	—	—	—	—	—	—	—	—	184	—	184
Net income	—	—	—	—	—	—	—	—	—	—	—	5,971	5,971
Balance at December 31, 2017	—	$—	4,197,831	$4	13,440,725	$13	—	$—	—	$—	$102,465	$(25,771)	$76,711
See accompanying notes.

BANDWIDTH INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2015	2016	2017
Operating activities
Net (loss) income	$(6,700)	$22,358	$5,971
Loss from discontinued operations, net of income taxes	13,665	3,072	—
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,075	6,142	5,712
Amortization of debt issuance costs	49	52	376
Stock-based compensation	3,493	1,370	1,803
Deferred taxes	304	(11,086)	6,168
Loss on disposal of property and equipment	382	19	91
Impairment of intangible asset	—	695	—
Changes in operating assets and liabilities:
Accounts receivable	(533)	(4,043)	(4,387)
Prepaid expenses and other assets	(570)	(848)	(1,622)
Deferred costs	2,877	(975)	(906)
Accounts payable	1,041	243	(2,429)
Accrued expenses and other liabilities	(2,540)	(567)	1,273
Deferred revenue and advanced billings	108	510	2,573
Net cash provided by operating activities from continuing operations	18,651	16,942	14,623
Net cash used in operating activities from discontinued operations	(22,460)	(11,788)	—
Net cash (used in) provided by operating activities	(3,809)	5,154	14,623
Investing activities
Purchase of property and equipment	(2,091)	(3,831)	(5,021)
Capitalized software development costs	(3,011)	(2,230)	(2,942)
Net cash used in investing activities from continuing operations	(5,102)	(6,061)	(7,963)
Net cash used in investing activities from discontinued operations	(860)	(1,311)	—
Net cash used in investing activities	(5,962)	(7,372)	(7,963)
Financing activities
Borrowings on line of credit	43,500	56,950	4,000
Repayments on line of credit	(32,500)	(68,950)	(9,000)
Payments on capital leases	(155)	(102)	(73)
Borrowings on term loan	—	40,000	—
Repayments on term loan	—	—	(40,000)
Payment of debt issuance costs	(52)	(554)	(25)
Payment of costs related to the initial public offering	—	—	(5,385)
Proceeds from the initial public offering, net of underwriting discounts	—	—	74,400
Proceeds from issuances of common stock	129	974	174
Proceeds from exercises of warrants	—	150	91
Cash distribution to Republic	—	(30,000)	—
Decrease (increase) in restricted cash	116	479	(3)
Net cash provided by (used in) financing activities from continuing operations	11,038	(1,053)	24,179
Net increase (decrease) in cash and cash equivalents	1,267	(3,271)	30,839
Cash and cash equivalents, beginning of period	8,792	10,059	6,788
Cash and cash equivalents, end of period	$10,059	$6,788	$37,627
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$1,103	$1,314	$1,535
Cash paid for taxes	$73	$6	$855
Supplemental disclosure of noncash financing activities
Non-cash distribution of net liabilities to Spin-Off	$—	$1,101	$—
Acquisition of equipment through capital leases	$32	$132	$—
See accompanying notes.

Bandwidth Inc.
Notes to Consolidated Financial Statements
(In Thousands Except Share and per Share Amounts)
1. Organization and Description of Business
Bandwidth Inc. (together with its subsidiaries, “Bandwidth” or the “Company”) was founded in July 2000 and incorporated in Delaware on March 29, 2001. The Company’s headquarters are located in Raleigh, North Carolina. The Company is a cloud-based, software-powered communications platform-as-a-service (“CPaaS”) provider that enables enterprises to create, scale and operate voice or text communications services across any mobile application or connected device.
The Company has two operating and reportable segments, CPaaS and Other. CPaaS revenue is derived from usage and monthly services fees charged for usage of Voice, Messaging, 911 and Phone Numbers solutions through the Company’s proprietary CPaaS software application programming interfaces. Other revenue consists of fees charged for services provided such as: SIP trunking, data resale, and a hosted Voice-over Internet Protocol (“VoIP”). The Other segment also includes revenue from traffic generated by other carriers, SMS registration fees and other miscellaneous product lines.
Initial Public Offering
On November 9, 2017, the Company's Registration Statement on Form S-1 relating to the initial public offering (“IPO”) of its Class A common stock was declared effective by the SEC. Immediately prior to the closing of the IPO, the Company’s certificate of incorporation was amended such that (i) each share of the Company’s then-outstanding Class A voting common stock (“Old Class A common stock”) was reclassified as one share of Class B voting common stock (“Class B common stock”), which has ten votes per share, (ii) each share of the Company’s then-outstanding Class B non-voting common stock (“Old Class B common stock”) was reclassified as one share of Class A voting common stock ("Class A common stock"), which has one vote per share and (iii) options and warrants exercisable into the Company’s Old Class A common stock and Old Class B common stock became exercisable into Class B common stock and Class A common stock, respectively. In addition, immediately prior to pricing of the IPO, all shares of the Company’s then-outstanding Series A redeemable convertible preferred stock were converted into Old Class A common stock, which then converted into Class B common stock. In connection with the Company’s IPO, 4,000,000 shares of the Company's Class A common stock were sold at an initial public offering price of $20.00 per share for proceeds of approximately $74,400, net of underwriting discounts and commissions of $5,600. On November 14, 2017, the outstanding term loan of $38,500 was paid in full with proceeds from the IPO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands Except Share and per Share Amounts)

2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company had no components of other comprehensive income (loss) during any of the periods presented, as such, a consolidated statement of comprehensive income (loss) is not presented.
Reclassification
The Company reclassified certain prior year amounts to conform to the current year presentation. These reclassifications had no impact on the previously reported total assets, liabilities, stockholder's deficit or net income.
Principles of Consolidation
The consolidated financial statements include the accounts of Bandwidth Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the amounts reported in these financial statements and accompanying notes. Although the Company believes that the estimates it uses are reasonable, due to the inherent uncertainty involved in making these estimates, actual results reported in future periods could differ from those estimates. These estimates in the consolidated financial statements include, but are not limited to, allowance for doubtful accounts, recoverability of long lived and intangible assets, customer relationship period, valuation allowances on tax assets, certain accrued expenses, and contingencies.
Revenue Recognition
Revenue consists primarily of the sale of communications services offered through API software solutions to large enterprise, as well as small and medium-sized business, customers and are generally derived from usage and monthly service fees for both the CPaaS and Other segments. Usage revenue includes voice communication (primarily driven by inbound minutes, outbound minutes, toll-free minutes) and messaging communication (driven by the number of messages) that traverse the platform and network. Revenue for these services is recognized in the period the usage occurs. Monthly service fees include the provision and management of phone numbers and emergency services access, which is recognized as the service is provided. In addition, the Company earns Carrier Access Billings ("CABS") revenue by allowing interconnected telecommunication carriers to pass traffic through its network and, as such the Company is the principal in delivering communication services to such carriers. Due to the lack of timeliness of payments and the frequency of carrier disputes, the Company recognizes revenue related to this service only when collectability is probable.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands Except Share and per Share Amounts)

When required as part of providing service, revenues and associated expenses related to nonrefundable, upfront service activation and setup fees are deferred and recognized over the longer of the associated service contract period or estimated customer life.
Revenue recognition commences when all of the following criteria are met (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the fee is fixed or determinable; and (iv) collection is probable. Customers generally enter into arrangements that are typically two to three years in length.
Cost of Revenue
CPaaS cost of revenue consists primarily of fees paid to other network service providers from whom the Company buys services such as minutes of use, phone numbers, messages, porting of customer numbers, and network circuits. Cost of revenue also contains costs related to the support of the network, web services and cloud infrastructure, capacity planning and management, rent for network facilities, software licenses, hardware and software maintenance fees, and network engineering services. Personnel costs (including non-cash stock-based compensation expenses) associated with personnel who are responsible for the delivery of services, operation and maintenance of the communications network, customer support, as well as, third party support agreements, and depreciation are also recorded as cost of revenue.
Other cost of revenue consists of amortization of capital software development costs related to platform applications supporting non-CPaaS services including circuit costs paid to third party providers, internet connectivity expenses, minutes of use, contractors, regulatory fees and surcharges, depreciation, and software and hardware maintenance fees.
Operating Expenses
Research and Development
Research and development expenses consist primarily of personnel costs (including non-cash stock-based compensation expenses), outsourced software development and engineering services and cloud infrastructure fees for staging and development outsourced engineering services.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel costs, including commissions for sales employees and non-cash stock-based compensation expenses. Sales and marketing expenses also include expenditures related to advertising, marketing, brand awareness activities, sales support and professional services fees.
General and Administrative
General and administrative expenses consist primarily of personnel costs for support personnel and executives in accounting, finance, legal, information services, human resources and administrative functions. General and administrative expenses also include costs related to product management and reporting, data services, customer billing and collection functions, and other professional services fees, credit card processing fees, rent associated with the Company’s headquarters in Raleigh, North Carolina, depreciation and amortization.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands Except Share and per Share Amounts)

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase, as well as overnight repurchase investments, to be cash equivalents.
Restricted Cash
The Company classifies any cash and cash equivalents that are currently restricted from use as restricted cash. As of December 31, 2016 and 2017, restricted cash is used to secure letters of credit issued in order to operate the CLEC, for Automated Clearing House availability, customer deposits and for credit card security. As of December 31, 2016 and 2017, restricted cash was $240 and $243, respectively. The Company has classified this asset as a long-term asset in order to match the expected period of restriction and is included in Other long-term assets in the consolidated balance sheets.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on management’s assessment of the collectability of its customer accounts. The Company regularly reviews the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness and current economic trends. If the financial condition of customers were to deteriorate, resulting in their inability to make required payments, additional provisions for doubtful accounts would be required and would increase bad debt expense. Management has evaluated the collectability of trade accounts receivable and determined that allowances of approximately $22,571 and $32,463 for uncollectible accounts and customer balances that are disputed were required as of December 31, 2016 and 2017, respectively. The allowance for doubtful accounts primarily relates to billings for CABS services where collectability was deemed not probable. Refer to Note 5, "Financial Statement Components," for a rollforward of the components of the allowance for doubtful accounts as of December 31, 2016 and 2017. Refer also to Note 17, "Subsequent Events," for discussion of the settlement agreement that was entered into subsequent to year-end that resolved the ongoing dispute and litigation with MCI Communications Services, Inc. d/b/a Verizon Business and Verizon Select Services, Inc. (collectively, “Verizon”), which is a CABS customer of the Company.
The Company includes unbilled receivables in its accounts receivable balance. Generally, these receivables represent services provided to customers, which will be billed in the next billing cycle. All amounts are considered collectible and billable. As of December 31, 2016 and 2017, unbilled receivables were $7,368 and $8,653, respectively.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands Except Share and per Share Amounts)

With regard to customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. No individual customer represented more than 10 percent of accounts receivable, net of allowance for doubtful accounts as of December 31, 2016. As of December 31, 2017, one customer represented approximately 13% of the Company's accounts receivable, net of allowance for doubtful accounts.
For the years ended December 31, 2015, 2016 and 2017, no individual customer represented more than 10 percent of the Company’s total revenue.
Property and Equipment, net
Property and equipment, net is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of those assets as follows:

Computer hardware and software	2 to 5 years
Internal-use software development costs	3 years
Furniture and fixtures	2 to 7 years
Leasehold improvements	Shorter of the estimated lease term or useful life
Maintenance and repairs are charged to expense as incurred.
Deferred Costs
The Company defers certain direct and incremental upfront costs related to the generation of a revenue stream or obtaining a new customer agreement. These costs include installment fees, activation and other telecommunication fees. The Company capitalizes these costs and amortizes them over the longer of the term of the customer contracts or the estimated customer life, which is approximately three years.
Software Development Costs
The Company capitalizes qualifying internal-use software development costs that are incurred during the application development stage. Capitalization of costs begins when two criteria are met: (i) the preliminary project stage is completed and (ii) it is probable that the software will be completed and used for its intended function. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all significant testing. The Company also capitalizes costs related to specific upgrades and enhancements when the expenditures will result in additional functionality and expenses costs incurred for maintenance and minor upgrades and enhancements. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred.
Capitalized costs of platform and other software applications are included in property and equipment. These costs are amortized over the estimated useful life of the software on a straight-line basis over three years. Management evaluates the useful life of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands Except Share and per Share Amounts)

Debt Issuance Costs
The Company incurred debt issuance costs associated with obtaining and entering into a five-year Credit and Security Agreement in November 2016, which includes a revolving credit facility and a term loan. These costs include non-refundable structuring fees, commitment fees, up-front fees and syndication expenses, which have been deferred and are being amortized based on the effective interest method over the term of the Credit and Security Agreement. The debt issuance costs associated with the revolving credit facility are recorded as a deferred cost in the accompanying consolidated balance sheets. The unamortized debt issuance costs, which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets, were $200 and $175 as of December 31, 2016 and 2017, respectively. Debt issuance costs associated with the term loan were recognized as an adjustment of the yield of the loan and were reflected as a reduction of the long-term debt balance. As of December 31, 2016 and 2017, unamortized debt issuance costs were $326 and $0, respectively. On November 14, 2017, the term loan was paid in full and $260 of unamortized debt issuance costs were recorded as interest expense.
Goodwill
The Company reviews goodwill and indefinite-lived intangible assets at least annually, as of December 31, for possible impairment. Goodwill and indefinite-lived intangible assets are reviewed for possible impairment at an interim date if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit or indefinite-lived intangible asset below its carrying value. The Company tests goodwill at the reporting unit level and has determined that it has two-reporting units, CPaaS and Other. All Goodwill is allocated to the CPaaS reporting unit. Management may first evaluate qualitative factors to assess if it is more likely than not that the fair value of a reporting unit is less than its carrying amount and to determine if a two-step impairment test is necessary. Management may choose to proceed directly to the two-step evaluation, bypassing the initial qualitative assessment. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, then the Company would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The impairment loss would be calculated by comparing the implied fair value of the goodwill to its net book value. In calculating the implied fair value of goodwill, the fair value of the entity would be allocated to all of the other assets and liabilities based on their fair values. The excess of the fair value of the entity over the amount assigned to other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.
The Company makes assumptions regarding estimated future cash flows, discount rates, long-term growth rates and market values to determine each reporting unit’s and indefinite-lived intangible asset’s estimated fair value. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge. As of December 31, 2016 and 2017, the Company has recorded goodwill of $6,867. No goodwill impairment charges were recorded for the years ended December 31, 2015, 2016 and 2017.
Impairment of Long-Lived Assets
The Company evaluates long-lived assets, including property and equipment and definite lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands Except Share and per Share Amounts)

of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If such evaluation indicates that the carrying amount of the asset or the asset group is not recoverable, any impairment loss would be equal to the amount the carrying value exceeds the fair value.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs totaled $329, $197 and $464 for the years ended December 31, 2015, 2016 and 2017, respectively, which are included in sales and marketing expenses in the accompanying consolidated statements of operations.
Commissions
Commissions consist of variable compensation earned by sales personnel and third-party resellers. Sales commissions associated with the acquisition of a new customer contract are recognized as sales and marketing expense at the time the customer has entered into a binding agreement.
Stock-Based Compensation
The Company accounts for stock-based compensation expense related to stock-based awards based on the fair value of the award on the grant date. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, which is generally four years. The Company uses the Black-Scholes option pricing model, net of estimated forfeitures, to measure the fair value of its stock options.

The Black-Scholes option pricing model requires the use of objective and subjective assumptions, which determine the fair-value of stock-based awards. These assumptions include:

•
Fair value of our common stock. Prior to the Company's IPO, the fair value of the shares of the Company's common stock underlying stock options has historically been established by the board of directors. Numerous objective and subjective factors that were considered included, but were not limited to, the following: i) contemporaneous independent, third-party valuations of the Company's common stock; ii) the rights, preferences and privileges of the Company's redeemable convertible preferred stock relative to those of the Company's common stock; iii) the Company's results of operations, financial position and capital resources; iv) current business conditions and projections; v) the lack of marketability of the Company's common stock; vi) the hiring of key personnel and the experience of the Company's management; vi) the introduction of new products; vii) the risk inherent in the development and expansion of the Company's products; viii) the fact that the option grants involve illiquid securities in a private company; ix) the likelihood of achieving a liquidity event, such as an initial public offering or a sale of the Company, given the prevailing market conditions; x) industry trends and competitive environment; and xi) overall economic indicators, including gross domestic product, employment, inflation and interest rates. After the IPO, the Company uses the market closing price of its Class A common stock as reported on the NASDAQ Global Select Market for the fair value.

•
Expected term. The expected term was estimated using the simplified method allowed under SEC guidance as the Company does not have sufficient historical data to use any other method to estimate the expected term.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands Except Share and per Share Amounts)

•
Expected volatility. The expected volatility is derived from an average of the historical volatilities of the common stock of several entities with characteristics similar to those of the Company, such as the size, and operational and economic similarities to its principle business operations. The Company uses this method because it has limited information on the volatility of its common stock.

•
Risk-free interest rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group as of the grant date.

•	Expected dividends. The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.

In addition to the assumptions used in the Black-Scholes option pricing model, the Company must also determine a forfeiture rate to calculate the stock-based compensation for awards. Through December 31, 2017, the Company recognized compensation for only the portion of options expected to vest using an estimated forfeiture rate that was derived from historical employee termination behavior. If any of the assumptions used in the Black-Scholes option pricing model change, stock-based compensation for future options may differ materially compared to that associated with previous grants.

Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates. The Company recognizes the effect of a change in tax rates on deferred tax assets and liabilities in the period that includes the enactment date.
The Company reduces the measurement of a deferred tax asset, if necessary, by a valuation allowance if it is more likely than not that it will not realize some or all the deferred tax asset. Quarterly, the Company reviews the deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of prudent and feasible tax planning strategies. The evaluation of the recoverability of deferred tax assets requires judgment in assessing future profitability. Should there be a change in the ability to recover deferred tax assets, the Company’s income tax provision would increase or decrease in the period in which the assessment is changed.
The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon technical merits, it is more likely than not that the position will be sustained upon examination. The tax benefit recognized is measured as the largest amount of benefit determined on a cumulative probability basis that the Company believes is more likely than not to be realized upon ultimate settlement of the position. The Company recognizes potential accrued interest and penalties associated with unrecognized tax positions in income tax expense.
Operating Segments
Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to make operating decisions, allocate resources and in assessing performance. The Company has two

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands Except Share and per Share Amounts)

operating segments, CPaaS and Other, which are deemed to be reportable segments. The Company’s CODM is its Chief Executive Officer. The CODM evaluates the performance of the Company’s operating segments primarily based on revenue and gross profit. The Company does not analyze discrete segment balance sheet information related to long-term assets, all of which are located in the United States. All other financial information is presented on a consolidated basis.
Earnings (Loss) per Share
Basic earnings (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.
Diluted net income (loss) per share is calculated by giving effect to all potentially dilutive common stock when determining the weighted-average number of common shares outstanding. For purposes of the diluted net income (loss) per share calculation, options and warrants to purchase common stock and redeemable convertible preferred stock are considered to be potential common stock.
The Company has issued securities other than common stock that participate in dividends (“Participating Securities”), and therefore utilizes the two-class method to calculate net income (loss) per share. These Participating Securities include the Series A redeemable convertible preferred stock. The two-class method requires a portion of net income (loss) to be allocated to the Participating Securities to determine the net income (loss) attributable to common stockholders. Net income (loss) attributable to the common stockholders is equal to the net income (loss) less dividends paid on preferred stock with any remaining earnings allocated in accordance with the bylaws between the outstanding common and redeemable convertible preferred stock as of the end of each period. On November 9, 2017, the Participating Securities were converted into shares of Old Class A common stock, which converted to Class B common stock immediately prior to the IPO.
Emerging Growth Company Status
The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to avail itself of this extended transition period and, as a result, it will not adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.
Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The effective date of ASU 2016-09 for private business entities is for fiscal years beginning after December 15, 2017. Early adoption is permitted and the Company adopted the amendments in ASU 2016-09 effective January 1, 2016. This standard simplifies several aspects of the accounting for equity-based payment awards, including the income tax consequences and classification on the statement of cash flows. Certain changes implemented by this standard are required to be applied

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands Except Share and per Share Amounts)

retrospectively, while other changes are required to be applied prospectively. The Company elected to continue to estimate forfeitures when recording stock-based compensation expense.

All excess tax benefits and tax deficiencies related to the year ended December 31, 2016 were recognized in income tax expense. Prior to the adoption of this standard, this amount would have been recorded as additional paid-in capital. This change could create future volatility in the Company’s effective tax rate depending upon the amount of exercise or vesting activity from stock based awards.

The recognition of previously unrecognized excess tax benefits of $420 was recognized as a cumulative effect adjustment on a modified retrospective basis during the year ended December 31, 2016. The Company recorded a deferred tax asset for previously unrecognized excess tax benefits outstanding as of the January 1, 2016, with an offsetting adjustment to accumulated deficit.

In addition, cash flows related to excess tax benefits will no longer be classified as a financing activity apart from other income tax cash flows. The Company has adopted the change in presentation of excess tax benefits in the statements of cash flows on a prospective basis beginning in 2016.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), which requires that all deferred tax assets and liabilities, including any related valuation allowance, be classified as noncurrent on the balance sheet. ASU 2015-17 was effective for fiscal years beginning after December 15, 2016 for public entities, and early adoption is permitted. The Company elected to early adopt ASU 2015-17 beginning with the year ended December 31, 2015.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This new standard, which provides guidance to customers about whether a cloud computing arrangement includes a software license, was effective January 1, 2016. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The Company adopted this standard on January 1, 2016. The adoption of this standard did not have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which simplifies the presentation of debt issuance costs by requiring that such costs be presented in the consolidated balance sheets as a direct deduction from the carrying value of the associated debt instrument, consistent with debt discounts. Subsequent to the issuance of ASU 2015-03, the SEC staff announced that the presentation of debt issuance costs associated with line-of-credit arrangements may be presented as an asset. This announcement was codified by the FASB in ASU 2015-15. These ASUs were effective for the year ended December 31, 2016, and the adoption did not have a material impact on the Company’s financial condition, results of operations or cash flows.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. ASU 2014-15 was effective for the year ended December 31, 2016, and its adoption did not have a material impact on the Company’s financial condition, results of operations or cash flows.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands Except Share and per Share Amounts)

Recent Accounting Pronouncements Not Yet Adopted
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718, Compensation-Stock Compensation. ASU 2017-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2017, and early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment. The ASU requires impairment charges to be based on the first step in today’s two-step impairment test. ASU 2017-04 is effective for annual and interim impairment tests performed in periods beginning after December 15, 2021, and early adoption is permitted. Management does not expect the adoption of this guidance to have any impact on the Company's financial position, results of operations, or cash flows.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business, which amends the guidance of FASB Accounting Standards Codification Topic 805, “Business Combinations”, adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted under certain circumstances. The impact from the adoption of this standard is dependent upon future transactions.

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

In February 2016, the FASB issued ASU 2016-02, Leases. The standard will affect all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short- term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee. For lessors, accounting for leases is substantially the same as in prior periods. ASU 2016-02 is effective for fiscal years beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020, and early adoption is permitted. For leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. While the Company expects the adoption of this standard to result in an increase to the reported assets and liabilities, it has not yet determined the full impact the adoption of this standard will have on its financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This new guidance will replace most existing GAAP guidance on this topic. The new revenue recognition standard

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands Except Share and per Share Amounts)

provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers: Deferral of the effective date,” which deferred by one year the effective date for the new revenue reporting standard for entities reporting under GAAP. In accordance with the deferral, this guidance will be effective for the Company beginning in the year ended December 31, 2019. This guidance can be applied either retrospectively to each period presented or as a cumulative effect adjustment as of the date of adoption. In December 2016, the FASB issued ASU 2016-20, “Revenue from Contracts with Customers, Technical Corrections and Improvements to Topic 606,” which made 12 additional technical corrections and improvements to the new revenue standard. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing”, clarifying the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments reduce the cost and complexity of identifying promised goods or services and improve the guidance for determining whether promises are separately identifiable. The amendments also provide implementation guidance on accounting for an entity’s promise to grant a license. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients,” clarifying guidance on assessing collectability, presentation of sales taxes, noncash consideration, completed contracts and contract modifications. The effective date and transition requirements for ASU 2016-20, ASU 2016-08 and ASU 2016-10 are the same as the effective date and transition requirements for ASU 2014-09, which will be effective for the Company beginning January 1, 2019.
The Company is still assessing all potential impacts of the new standard on its consolidated financial statements. Given the comprehensive nature of the standard, the Company has already taken steps to identify the impact on its consolidated financial results. The Company has completed a diagnostic which highlighted potential differences between current accounting policies and the new standard. Additionally, the Company has engaged a third-party service provider to assist in its evaluation of customer contracts to identify the attributes that could result in a different accounting treatment under ASU 2014-09. From an information technology perspective, the Company identified the preliminary business requirements and functionality of a new technology solution and have selected a software provider. The Company has not yet reached a conclusion as to whether the quantitative effect of the adoption of the new standard on its revenue will be material. The Company will continue to monitor and assess the impact of the changes of the new standard and the related interpretations of its application as they become available.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Share and per Share Amounts)

November 30, 2016. Accordingly, the results of operations, financial condition and cash flows of Republic have been presented as discontinued operations for all periods presented in the accompanying consolidated financial statements.

The distribution was recorded at the carrying amount of Republic’s net liabilities of $1,101 as of November 30, 2016, as follows:

Assets
Accounts receivable, net of allowance for doubtful accounts	$1,199
Inventory	7,305
Prepaid expenses and other current assets	2,540
Total current assets	11,044
Property and equipment, net	1,898
Other long-term assets	196
Total assets	$13,138

Liabilities
Accounts payable	$7,126
Accrued expenses	3,662
Deferred revenue	3,310
Total current liabilities	14,098
Other long-term liabilities	141
Total liabilities	$14,239
Net liabilities of Republic	$1,101

In addition, the Company distributed $30,000 in cash to Republic in connection with the Spin-Off. Accordingly, the net assets distributed to the stockholders in connection with the Spin-Off was $28,899. Bandwidth has not otherwise provided nor does it intend to provide financial support to Republic.

Given the nature of the Spin-Off transaction, the equity holders of Bandwidth are comprised of substantially the same individuals and entities that are the equity owners of Republic. The Company determined the equity owners of Republic are related parties of Bandwidth. As described in Note 15, the Company has certain involvement with Republic via ongoing services arrangements, with these ongoing services arrangements creating a variable interest in Republic. The Company assessed the relationship with Republic under guidance for variable interest entities, and because investors in Republic have disproportionate voting rights, the Company concluded that Republic is a variable interest entity (“VIE”).

Republic is a provider of Wi-Fi centric mobile services directly to retail consumers. Bandwidth determined it is not the primary beneficiary of Republic, as Bandwidth and its related parties do not individually have power to direct the activities that most significantly impact Republic’s economic performance and power is not shared. Bandwidth’s involvement with Republic involves providing certain support services through the Transition Services Agreement, which does not give it power over key activities. Key activities are directed by the Board of Directors Republic, which require majority approval. Bandwidth does not have direct representation on the Board of Republic and is not able to exert power over its key activities. Bandwidth does not have an implicit variable interest in Republic. Republic is financed primarily through the cash distribution in connection with the Spin-off and its own ongoing operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Share and per Share Amounts)

The Company’s maximum exposure to loss relating to this variable interest entity is limited to amounts due under the service agreements between Bandwidth and Republic as described in Notes 12, "Commitments and Contingencies" and 15, "Related Parties".

The Spin-Off represented a strategic shift to Bandwidth’s business. The Company believes that for US Federal income tax purposes, the Spin-Off will qualify as tax-free for Republic, Bandwidth and its stockholders. The Company entered into a tax sharing agreement with Republic that governs rights and obligations after the Spin-Off regarding income taxes and other taxes, including tax liabilities and benefits, attributes, returns and contests.

The table below provides the operating results of the discontinued operations through the date of the Spin-Off for the years ended December 31, 2016:

	Year Ended December 31,
	2015	2016

Revenue	$91,304	$83,156
Direct costs of network services and equipment	(78,922)	(61,582)
Operating expense	(24,692)	(25,502)
Depreciation and interest	(1,355)	(949)
Income tax benefit	—	1,805
Loss from discontinued operations	$(13,665)	$(3,072)

4. Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value as of December 31, 2016 and 2017 because of the relatively short duration of these instruments. The carrying value of long-term debt at December 31, 2016 approximates fair value given interest rates are based on market rates. The rates are subject to change monthly, quarterly, semi-annually or annually at the Company’s election.
The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires use of observable inputs when available, and to minimize the use of unobservable inputs when determining fair value. The three tiers are defined as follows:

•	Level 1. Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities;

•	Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs for which there is little or no market data, which requires the Company to develop its own assumptions.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands Except Share and per Share Amounts)

The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following table summarizes the assets measured at fair value as of December 31, 2016 and 2017:

	Fair Value Measurements on a Recurring Basis December 31, 2016
	Level 1	Level 2	Level 3	Total
Stockholders’ anti-dilutive arrangement	$—	$—	$184	$184
Total	$—	$—	$184	$184

	Fair Value Measurements on a Recurring Basis December 31, 2017
	Level 1	Level 2	Level 3	Total
Money Market Account	$28,015	$—	$—	$28,015
Total	$28,015	$—	$—	$28,015
The Company monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2016 and 2017.
The money market account is included in cash and cash equivalents in the consolidated balance sheets as of December 31, 2016 and 2017.
On February 22, 2011, the Company entered into an anti-dilutive arrangement with the Principal Non-Founder Stockholders (“Principal Stockholders”). Under the terms of the agreement, the Principal Stockholders received the right (“shareholders’ anti-dilutive arrangement”) to purchase a pro-rata number of shares based on their ownership percentage of outstanding shares, when certain option holders exercise his or her stock option. The price at which the Principal Stockholders may purchase their pro-rata shares matches the exercise price of the option exercised. The Principal Stockholders have 90 days from the date of receipt of notice to inform the Company of their intention to purchase stock under the terms of the agreement. On a quarterly basis, the Company adjusts this liability to fair value.
The agreement terminates by one of the following events:

•	closing of a “Qualified Public Offering,” which is defined as one resulting in aggregate net proceeds to the Company equal to or greater than $20 million, or

•	a “true sale” as defined in the Investors’ Rights Agreement.

The shareholders’ anti-dilutive arrangement is included in other liabilities in the consolidated balance sheets as of December 31, 2016, and as a result of the Company's IPO, the agreement terminated on November 9, 2017.
Prior to the termination date, the fair value of the shareholders’ anti-dilutive arrangement was estimated using the Black-Scholes-Merton option pricing model. The significant unobservable inputs used in the fair

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands Except Share and per Share Amounts)

value measurement of the shareholders’ anti-dilutive arrangement were the fair value of the Company’s stock and the expected term of the options. The expected term was calculated as a weighted average of the estimated time to IPO as of the measurement date and the historical average term of options subject to the agreement which were vested and expired or were exercised. Volatility was based on the historical volatility of certain public entities that are similar to the Company as the Company did not have sufficient historical transactions of its own shares on which to base expected volatility.
5. Financial Statement Components
Accounts receivable, net of allowance for doubtful accounts consist of the following:

	December 31,
	2016	2017
Trade accounts receivable	$31,734	$44,692
Unbilled accounts receivable	7,368	8,653
Allowance for doubtful accounts	(22,571)	(32,463)
Other accounts receivable	307	343
Total accounts receivable, net	$16,838	$21,225
Components of allowance for doubtful accounts are as follows:

	Year Ended December 31,
Allowance for doubtful accounts:	2016	2017
Balance, beginning of period	$238	$255
Charged to bad debt expense	238	176
Deductions(1)	(221)	(242)
Balance, end of period	$255	$189
________________________
(1) Write off of uncollectible accounts after all collection efforts have been exhausted.

	Year Ended December 31,
Allowance for CABS revenue:	2016	2017
Balance, beginning of period	$12,317	$22,316
Billings deemed not probable of collection(1)	10,494	10,024
Deductions(2)	(495)	(66)
Balance, end of period	$22,316	$32,274
________________________
(1) Represents amounts billed but where collectibility is not probable based on customers collection experience. Amounts were charged to a contra-revenue account. Refer also to Note 17, Subsequent Events," for discussion of the settlement agreement that was entered into subsequent to year-end that resolved the ongoing dispute and litigation with Verizon, which is a CABS customer of the Company and represented the majority of the outstanding CABS receivables and related allowance.
(2) Write off of uncollectible accounts after all collection efforts have been exhausted.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands Except Share and per Share Amounts)

	Year Ended December 31,
CABS revenue:	2015	2016	2017
Billed	$15,617	$19,838	$19,147
Revenue recognized	8,454	9,344	9,123
Billings deemed not probable of collection(1)	$7,163	$10,494	$10,024
________________________
(1) Represents amounts billed but where collectibility is not probable based on customers collection experience. Amounts were charged to a contra-revenue account.

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2016	2017
Accrued expense	$6,853	$6,851
Accrued compensation and benefits	4,373	5,237
Accrued sales, use, and telecom related taxes	2,769	3,030
Other accrued expenses	654	515
Total accrued expenses	$14,649	$15,633

6. Property and Equipment
Property and equipment, net consisted of the following:

	December 31,
	2016	2017
Furniture and fixtures	$680	$863
Computer and office equipment	7,539	7,545
Telecommunications equipment	13,718	19,985
Leasehold improvements	453	453
Software development costs	13,676	15,517
Automobile	10	10
Total cost	36,076	44,373
Less—accumulated depreciation	(24,896)	(29,427)
Total property and equipment, net	$11,180	$14,946
The Company capitalizes the costs to design software for internal use related to the development of its platform during the application development stage of the projects. The costs are primarily comprised of salaries and benefits of the projects’ engineers and product development teams. Internally developed software is reported at cost less accumulated amortization. Amortization begins once the project is substantially complete and ready for its intended use. The Company amortizes the asset on a straight-line basis over the useful life, which is estimated to be three years. Costs incurred prior to the application development stage, maintenance activities or minor upgrades are expensed in the period incurred. Unamortized software development costs were approximately $4,056 and $3,795 as of December 31, 2016 and 2017, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands Except Share and per Share Amounts)

Amortization expense related to capitalized software development costs were $2,842, $2,820 and $2,133 for the years ended December 31, 2015, 2016 and 2017, respectively.
The Company recognized an impairment of $71, $91 and $81 during the years ended December 31, 2015, 2016 and 2017, respectively, related to capitalized software development costs that provided no future benefit and therefore were impaired. This expense is reflected within cost of revenue in the accompanying consolidated statements of operations.

The Company capitalized $3,011, $2,230 and $2,942 of software development costs during the years ended December 31, 2015, 2016 and 2017, respectively.
The Company recognized depreciation expense, which includes amortization of capitalized software development costs, as follows:

	Year Ended December 31,
	2015	2016	2017
Cost of revenue	$5,258	$4,574	$4,315
Research and development	21	29	81
Sales and marketing	16	21	27
General and administrative	872	627	450
Total depreciation expense	$6,167	$5,251	$4,873
7. Intangible Assets
Intangible assets consisted of the following as of December 31, 2016:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Amortization Period
				(Years)
Customer relationships	$10,396	$(3,032)	$7,364	20
Domain name and related trademarks	2,678	(2,324)	354	3–7
Licenses, amortizable	341	(341)	—	2
Non-compete agreements	139	(139)	—	2–5
Developed technology	775	(775)	—	3
Licenses, indefinite lived	764	—	764	Indefinite
Total intangible assets, net	$15,093	$(6,611)	$8,482
Intangible assets consisted of the following as of December 31, 2017:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Amortization Period
				(Years)
Customer relationships	$10,396	$(3,552)	$6,844	20
Domain name and related trademarks	2,678	(2,643)	35	3–7
Licenses, amortizable	341	(341)	—	2
Non-compete agreements	139	(139)	—	2–5
Developed technology	775	(775)	—	3
Licenses, indefinite lived	764	—	764	Indefinite
Total intangible assets, net	$15,093	$(7,450)	$7,643

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands Except Share and per Share Amounts)

Amortization expense for definite lived intangible assets was $908, $891 and $839 for the years ended December 31, 2015, 2016 and 2017, respectively. The weighted average amortization period for all definite lived intangible assets is 19 years.
Future estimated amortization expense for definite lived intangible assets subsequent to December 31, 2017 is as follows:

Amount
2018	$555
2019	520
2020	520
2021	520
2022	520
Thereafter	4,244
$6,879
Costs associated with the acquisition and transfer of the CLEC perpetual licenses from other entities have been capitalized and have an indefinite life. The Company evaluates these indefinite lived intangible assets on an annual basis to assess if any impairment exists. The Company performed its annual assessment on December 31, 2016 and 2017 and concluded no impairment exists.
During the year ended December 31, 2016, the Company re-evaluated its marketing and branding usage of the trade name assets acquired in the Dash acquisition as part of its annual evaluation of its intangible assets, and concluded there was no further benefit from the use of the trade name. The Company impaired the asset and recognized a loss of $695, which is reflected within general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2016.
8. Debt
In September 2008, the Company entered into a Loan and Security Agreement which included a revolving line of credit with a bank. Substantially all assets of the Company were pledged as a Security to the Loan and Security Agreement. This agreement was amended several times to increase the Company’s borrowing limit and extend the maturity date. On December 14, 2015, the Loan and Security Agreement was amended to increase the Company’s borrowing limit to $25,000 and to extend the maturity through December 14, 2017.
On February 24, 2016, the Loan and Security Agreement was amended to add the ability to include an outstanding letter of credit as an advance on the revolving line of credit. On March 28, 2016 the Loan and Security Agreement was further amended to update certain covenants for 2016 performance metrics. On December 1, 2016, the Company paid the Loan and Security Agreement in full.
On November 4, 2016, the Company entered into a Credit and Security Agreement with a syndication of four banks. The agreement includes a $40,000 term loan, and a $25,000 revolving loan, which includes a swing line of up to $1,000 and limits letters of credit commitments to a maximum of $2,500. Substantially all assets of the Company are pledged as security to the Credit and Security Agreement. The term of the Credit and Security Agreement is five years and matures on November 3, 2021. The interest rate used for the debt is based, at the Company’s election, on either the Federal Funds Effective Rate or LIBOR plus a

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands Except Share and per Share Amounts)

stated margin, as defined in the Credit and Security Agreement. Once the Company repays any portion of the term loan, it cannot be re-borrowed. The Company is entitled to borrow and repay and borrow under the revolving loan at any time during the term of the Credit and Security Agreement. This agreement requires the Company to meet a certain leverage ratio and minimum debt service coverage ratio each quarter on a trailing 12-month basis.
On November 14, 2017, the term loan was paid in full with proceeds from the IPO. As of December 31, 2016 and 2017, the Company had $40,000 and $0, respectively, outstanding on the term loan and $5,000 and $0, respectively, on the revolving loan and was in compliance with all financial and non-financial covenants for all periods presented. The available borrowing capacity under the Credit and Security Agreement revolving loan was $25,000 as of December 31, 2017.

Capital Leases

The Company leases various equipment under leases accounted for as capital leases with expiration dates ranging from March 2016 through October 2018. As of December 31, 2016, cost and accumulated depreciation of the assets under capital leases recorded by the Company were $1,951 and $1,807, respectively. As of December 31, 2017, cost and accumulated depreciation of the assets under capital leases recorded by the Company were $1,951 and $1,855, respectively.

Remaining payments due on the Company’s capital lease obligations as of December 31, 2017, are as follows:

Amount
2018	$92
Less amount representing interest	—
92
Less current maturities	92
$—
9. Segment and Geographic Information
The Company has two reportable segments, CPaaS and Other. Segments are primarily evaluated based on revenue and gross profit. The Company does not allocate operating expenses, interest expense or income tax expense to its segments. Accordingly, the Company does not report such information. Additionally, the CODM does not evaluate the Company’s operating segments using discrete asset information. The segments share the majority of the Company’s assets. Therefore, no segment asset information is reported.

	Year Ended December 31,
	2015	2016	2017
CPaaS
Revenue	$101,502	$117,078	$131,572
Cost of revenue	64,760	71,218	75,859
Gross profit	$36,742	$45,860	$55,713
Other
Revenue	$36,299	$35,057	$31,383
Cost of revenue	14,482	14,000	13,403
Gross profit	$21,817	$21,057	$17,980
Consolidated
Revenue	$137,801	$152,135	$162,955
Cost of revenue	79,242	85,218	89,262
Gross profit	$58,559	$66,917	$73,693
All assets were held in the United States as of December 31, 2016 and 2017.
The Company generates its revenue primarily in the United States. Revenue by geographical area is detailed in the table below (which is determined based on the customer billing address):

	Year Ended December 31,
	2015	2016	2017
United States	$137,514	$151,618	$162,393
International	287	517	562
Total	$137,801	$152,135	$162,955
10. Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
Prior to the IPO, the Company had three classes of stock: 1) Series A redeemable convertible preferred stock ("Series A preferred stock"), 2) Old Class A common stock, and 3) Old Class B common stock.
On October 19, 2017, the Company’s Board of Directors approved, and on October 23, 2017 the Company effected, a 2.5-to-1 split of its common stock. In connection with the common stock split, each share of outstanding common stock, option to purchase common stock and warrant to purchase common stock was increased to 2.5 shares of common stock and the exercise price of each outstanding option or warrant to purchase common stock was proportionately decreased. The stock split has been reflected retrospectively in these consolidated financial statements. In connection with the stock split, the conversion ratio of each share of outstanding Series A preferred stock was also adjusted such that each share of outstanding Series A preferred stock converted into 2.5 shares of Old Class A common stock after the 2.5-to-1 split.
Redeemable Convertible Preferred Stock
As of January 1, 2010, the Company had authorized 5,000,000 shares of Series A preferred stock. On February 22, 2011, the Company amended and restated its Certificate of Incorporation such that the Company authorized 1,200,000 shares of preferred stock, all of which have been designated as Series A preferred stock.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Share and per Share Amounts)

On February 22, 2011, the Company completed the issuance of 663,907 shares of Series A preferred stock at $30.8358 per preferred share. On March 24, 2011, the Company completed the final closing of 46,093 shares of Series A preferred stock at $30.8358 per preferred share.
Pursuant to the Spin-Off, each holder of Series A preferred stock received a share of Republic Class A voting common stock for each share of Series A preferred stock held by such holder equal to the number of shares of Class A common stock into which such share of Series A preferred stock is then convertible.
As of December 31, 2016, the Company had 710,000 issued and outstanding shares of Series A preferred stock.
On November 9, 2017, each share of Series A preferred stock converted into 2.5 shares of Old Class A common stock at the stockholders' option resulting in the issuance of 1,775,000 shares of Old Class A common stock.
Conversion
Each share of Series A preferred stock was convertible, at the option of the shareholder, into such number of fully paid and non-assessable shares of common stock as is determined by dividing the Series A original issue price by the Series A conversion price in effect at the time of the conversion. The Series A conversion price was initially equal to $30.8358 and is subject to adjustment related to dilutive transactions. As a result of the stock split, the conversion ratio of each share of outstanding preferred stock also was adjusted, such that each share of outstanding preferred stock converts into 2.5 shares of Old Class A common stock at a conversion price of $12.3343.
Liquidation Preference
In the event of any Liquidation Event or Deemed Liquidation Event, the holders of Series A, preferred stock were entitled to receive, in preference to any distribution of the proceeds to the holders of common stock, an amount per share equal to the greater of (1) an amount equal to the original issue price for Series A preferred stock plus declared but unpaid dividends on such share, plus the product of (a) the number of days elapsed since issuance divided by 365, multiplied by (b) 0.08 multiplied by (c) the Series A original issue price, or (2) such amount as would have been payable had all shares of Series A preferred stock had been converted to common stock immediately prior to such Liquidation or Deemed Liquidation Event. If the proceeds thus distributed among the holders of the Series A preferred stock are insufficient to permit payment to such holders of the full preferential amounts, then the entire proceeds available for distribution shall be distributed ratably. Upon completion of the distribution referred to above, all of the remaining proceeds available for distribution shall be distributed to the holders of the Company’s common stock pro rata based on the number of common stock held by each. As of December 31, 2016, the liquidation preference totaled $32,148.

Redemption
Shares of Series A preferred stock were redeemable by the Company out of funds lawfully available at a price equal to the Series A original issue price per share, plus all declared but unpaid dividends thereon, in three annual installments commencing not more than 60 days after receipt by the Company at any time on or after December 31, 2020, from the holders of a majority of the then-outstanding shares of Series A preferred stock. At each redemption date, shares of Series A Preferred stock were redeemable, on a pro-rata basis in accordance with the number of shares of Series A preferred stock owned by each holder, that number of outstanding shares of Series A preferred stock determined by dividing the total number of shares of Series A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Share and per Share Amounts)

preferred stock outstanding by the number of remaining redemption dates (including the redemption date to which such calculation applies).

Voting Rights
The holders of Series A preferred stock were entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Series A preferred stock are convertible as of the record date for determining stockholders entitled to vote on such matter. Holders of Series A preferred stock shall vote together with the holders of Old Class A common stock as a single class. The holders of record of the shares of Series A preferred stock, exclusively and as a separate class, were entitled to elect one director of the Company.
The Company could not, without the approval of the holders of record of a majority of the shares of Series A preferred stock, as a separate class, undertake certain actions as specified in the Certificate of Incorporation, as amended and restated as of February 22, 2011 and as subsequently amended.
Dividends
The amount of any dividend on an outstanding share of Series A preferred stock is determinable based upon the number of shares of common stock into which such Series A preferred stock is then convertible based upon the original issuance price of a share of Series A preferred stock of $30.8358 per share, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series A preferred stock. During the years ended December 31, 2016 and 2017, no dividends were declared.

Preferred Stock
On November 9, 2017, the Company filed its second amended and restated certificate of incorporation and authorized 10,000,000 shares of undesignated preferred stock, par value $0.001, of which no shares were issued and outstanding as of December 31, 2017.

Common Stock
As of December 31, 2016, the Company had two classes of common stock: (1) Old Class A common stock and (2) Old Class B common stock. The Old Class A common stock had one vote per share and the Old Class B common stock had no voting rights.
As of December 31, 2016, there were 11,779,975 shares of Old Class A common stock issued and outstanding at $0.001 par value per share.
As of December 31, 2016, there were 18,590 shares of Old Class B common stock issued and outstanding at $0.001 par value per share.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Share and per Share Amounts)

On November 9, 2017, the Company filed its second amended and restated certificate of incorporation. Upon the effectiveness of the Company's second amended and restated certificate of incorporation and the effectiveness of the Company's second amended and restated bylaws, i) each share of Old Class A common stock was reclassified as one share of Class B common stock with ten votes per share, ii) each share of Old Class B common stock was reclassified as one share of Class A common stock with one vote per share. Consequently, the Series A preferred stock, that had previously converted into 2.5 shares of the Old Class A common stock, at the option of the holder, was converted into 1,775,000 shares of Class B common stock.

Subsequent to the effectiveness of the Company’s second amended and restated certificate of incorporation, the Company’s common stock consists of 120,000,000 authorized shares, par value $0.001 per share, of which the authorized Class A common stock consists of 100,000,000 shares and the authorized Class B common stock consists of 20,000,000 shares as of December 31, 2017.
As of December 31, 2017, there were 4,197,831 shares of Class A common stock issued and outstanding at $0.001 par value per share.
As of December 31, 2017, there were 13,440,725 shares of Class B common stock issued and outstanding at $0.001 par value per share.
Shares of Class B common stock are convertible into shares of Class A common stock upon the stockholder's voluntary written notice to the Company's transfer agent or a transfer by the stockholder, subject to limited exceptions for transfers for estate planning purposes.

Voting Rights
The holders of Class A common stock and Class B common stock have identical rights, except that holders of Class A voting common stock are entitled to one vote per share of Class A common stock and holder of Class B common stock are entitled to ten votes per share of Class B common stock.
Dividends
Any dividends or distributions paid or payable to the holders of shares of Class A common stock and Class B common stock shall be paid pro rata, on an equal priority. During the year ended December 31, 2017, no dividends were declared.
Dividend payments are subject to a restriction by the Company’s Loan and Security Agreement prohibiting the Company to pay any dividends or any other distribution or payment on account of or in redemption, retirement or purchase of any capital stock through the term of the agreement.
Option to Purchase Additional Shares
On November 28, 2017, the Underwriters exercised their option to purchase 162,991 of Class B common stock held by certain selling shareholders. Immediately upon transfer, the shares converted into Class A common stock in accordance with the Company's second amendment and restated certificate of incorporation.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Share and per Share Amounts)

Stock Purchase Warrants
In connection with four notes payable issued December 20, 2010, the Company granted stock purchase warrants to the previous debt holders. The warrants were exercisable for 30,470 shares of the Company’s Old Class A common stock at an exercise price of $5.80 per share. Warrants outstanding at December 31, 2016 and 2017, were 15,844 and 0, respectively.
The Company granted other stock purchase warrants in 2011 that were exercisable for 43,847 shares of the Company’s Old Class A common stock at an exercise price of $0.001 per share. Warrants outstanding to purchase shares of the Company’s Old Class A common stock were 39,000 at December 31, 2016 and 2017, and expire on March 25, 2018.
Additional warrants to purchase 9,846 shares of the Company’s Old Class A common stock were granted in 2011 at an exercise price of $5.80 per share, which expire on February 22, 2018.
Warrants to purchase 4,531 shares of the Company's Old Class A common stock were granted in 2017 at an exercise price of $6.57 per share. Warrants outstanding at December 31, 2017 were 2,504, which expire on January 19, 2018.
Pursuant to the Spin-Off, each holder of a warrant to purchase common stock was issued a warrant to purchase shares of Republic Class A voting common stock with equivalent economic terms. A total of 64,691 and 51,350 shares of common stock were reserved for the issuance of stock purchase warrants at December 31, 2016 and 2017, respectively.
On November 9, 2017, the Company filed its second amended and restated certificate of incorporation. Upon the effectiveness of the Company's second amended and restated certificate of incorporation and the effectiveness of the Company's second amended and restated bylaws, warrants exercisable for shares of Old Class A common stock became exercisable into shares of Class B common stock.
Spin-Off
Pursuant to the Spin-Off, (i) each holder of Old Class A common stock received one share of Republic Class A common stock for each share of Old Class A common stock held by such holder, (ii) each holder of Old Class B common stock received one share of Republic Class B non-voting common stock for each share of Old Class B non-voting common stock held by such holder and (iii) each holder of Series A preferred stock received a number of shares of Republic Class A voting common stock for each share of Series A preferred stock held by such holder equal to the number of shares of Old Class A common stock into which such share of Series A preferred stock is then convertible.
11. Stock Based Compensation
2001 and 2010 Stock Option Plans
During 2001, the Company adopted the Bandwidth Inc. Stock Option Plan (the "2001 Plan"). As of July 26, 2010, the Company adopted the 2010 Equity Compensation Plan (the "2010 Plan"). On August 24, 2017, the 2010 Plan was amended to provide for a total of 3,466,275 shares of common stock reserved for issuance under the 2010 Plan.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Share and per Share Amounts)

Eligible plan participants include employees, directors and consultants. The 2001 Plan and the 2010 Plan each permit the granting of incentive stock options and non-qualified stock options.
Following the effectiveness of the 2010 Plan, the Company did not make any further grants under the 2001 Plan. However, the 2001 Plan continues to govern the terms and conditions of the outstanding awards granted under it. On November 9, 2017, the 2010 Plan was terminated in connection with the Company's IPO. Accordingly, no shares are available for future issuance under the 2010 Plan. However, the 2010 Plan will continue to govern the terms and conditions of the outstanding awards granted thereunder.
On November 9, 2017, the Company filed its second amended and restated certificate of incorporation. Upon the effectiveness of the Company's second amended and restated certificate of incorporation and the effectiveness of the Company's second amended and restated bylaws, options exercisable into shares of Old Class A common stock and Old Class B common stock became exercisable into shares of Class B common stock and Class A common stock, respectively.
2017 Incentive Award Plan
The Company's 2017 Incentive Award Plan (the "2017 Plan") became effective on November 9, 2017. The 2017 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, dividend equivalents, restricted stock units, and other stock or cash based awards to employees, consultants and directors of the Company. A total of 1,050,000 shares of the Company's Class A common stock were originally reserved for issuance under the 2017 Plan.
The terms of the stock option grants are determined by the Company’s Board of Directors. The Company’s stock options vest based on terms in the stock option agreements, which is generally over four years. The stock options have a contractual life of ten years.
Stock options
The fair value, adjusted for the stock split, of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below:

	Year Ended December 31,
	2015	2016	2017
Expected dividend yield	0%	0%	0%
Expected stock price volatility	44%	44%	44%-49%
Average risk-free interest rate	1.5%-1.9%	1.3%-2.0%	1.9%-2.3%
Expected life	6.2 years	6.2 years	6.2 years
Fair value of common stock	$9.43-$9.57	$9.57-$9.60	$9.60-$20.83
The following summarizes the stock option activity for the periods presented:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Share and per Share Amounts)

	Number of Options Outstanding	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contract Life (in years)	Aggregate Intrinsic value (in thousands)
Outstanding as of December 31, 2016	3,582,241	$6.54	5.12	$11,049
Grants	179,922	13.79
Exercised	(58,162)	5.27		445
Forfeited or cancelled	(44,210)	9.46
Outstanding as of December 31, 2017	3,659,791	$6.88	4.38	$59,436

Options vested and exercisable at December 31, 2017	3,209,890	$6.28	3.83	$54,051

Options vested and expected to vest as of December 31, 2017	3,641,078	$6.85	4.35	$59,230
Aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the option exercise price and the estimated fair value of the Company’s common stock. This amount changes based on the fair value of the Company’s stock.
The weighted average grant-date fair value of stock options granted was $4.24 , $4.06 and $7.72 for the years ended December 31, 2015, 2016 and 2017, respectively.
The total estimated grant date fair value of options vested was $2,107, $2,082 and $1,299 for the years ended December 31, 2015, 2016 and 2017, respectively.
The Company recognized total stock-based compensation expense in continuing operations as follows:

	Year Ended December 31,
	2015	2016	2017
Cost of revenue	$45	$61	$80
Research and development	189	138	155
Sales and marketing	239	182	172
General and administrative (1)	3,020	989	1,396
Total	$3,493	$1,370	$1,803
________________________
(1) On September 1, 2017, the Company reached a separation agreement with one of its executives. The agreement resulted in a modification of the former employee's 194,234 outstanding options to purchase common stock, which accelerated the vesting period and extended the exercise period, resulting in the recognition of $394 of additional stock compensation expense for the year ended December 31, 2017.
The Company will recognize $1,935 of compensation cost in the future for stock-based employee compensation over the weighted-average period of 2.59 years for stock options granted before December 31, 2017.
12. Commitments and Contingencies
Operating Leases

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Share and per Share Amounts)

The Company leases office space under operating lease agreements that expire at various dates beginning in 2016 and extend through 2022 in several locations within the United States including its headquarters, which is located in Raleigh, NC. On September 26, 2016, the Company amended its operating lease agreement with one of its landlords. The 63-month lease, which began on April 14, 2017, provides for an additional 40,657 square feet of office space as well as an extension of the termination date for the lease of approximately 128,200 square feet of office space. The leases contain escalation clauses and various landlord concessions including a tenant improvement allowance. The Company recognizes the total minimum lease payments on a straight-line basis over the term of the lease.
Future minimum lease payments required under operating leases as of December 31, 2017 are as follows:

Amount
2018	$3,631
2019	3,700
2020	3,838
2021	3,873
2022	2,018
$17,060
The Company incurred rent expense of $1,656, $2,003 and $3,327 for the years ended December 31, 2015, 2016 and 2017, respectively, which is included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).
In conjunction with the Spin-Off, the Company signed a Facilities Service Agreement with Republic in which the Company agreed to sub-lease 40,657 square feet of office space to Republic. The sub-lease is non-cancellable and extends to May 2022. The Company recorded a reduction of rent expense of $47 and $949 for the years ended December 31, 2016 and 2017, respectively, which is included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).
Future minimum sub-lease receipts required under the non-cancellable lease as of December 31, 2017 are as follows:

Amount
2018	$1,020
2019	1,042
2020	1,065
2021	1,089
2022	594
$4,810
Contractual Obligations
On October 25, 2015, the Company entered into an agreement with a telecommunications service provider. The service agreement requires the Company to pay a monthly recurring charge beginning on

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Share and per Share Amounts)

January 1, 2016 associated with the services received. The service agreement is non-cancellable and contains annual minimum commitments of $1,200 to be fulfilled over five years or for as long as the Company continues to receive services from this vendor. In addition, the Company has other non-cancellable purchase obligations totaling $5,249 as of December 31, 2017, which consists primarily of network equipment to be received in less than one year.
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
In April 2016, the Company filed counterclaims against Verizon in the United States District Court for the Northern District of Texas. The Company is pursuing collection of unpaid intercarrier compensation charges for providing switched access services related to the exchange of telecommunications traffic with Verizon entities across the United States. As of October 27, 2017, Verizon has asserted a counterclaim against the Company. The Company intends to contest such counterclaim vigorously. Verizon’s prior September 2014 complaint against the Company and other defendants regarding intercarrier compensation charges for providing switched access services related to the exchange of telecommunications traffic has been dismissed without prejudice, but remains subject to appeal. See Note 17, "Subsequent Events," for current developments.
While the results of these legal proceedings cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.
13. Employee Benefit Plan
The Company sponsors a defined contribution 401(k) plan which allows eligible employees to defer a portion of their compensation. The Company, at its discretion, may make matching contributions. The Company made matching contributions of $698, $716 and $806 for the years ended December 31, 2015, 2016 and 2017, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Share and per Share Amounts)

14. Income Taxes
(Provision) benefit for income taxes from continuing operations consists of the following:

	Year Ended December 31,
	2015	2016	2017
Current:
Federal	$—	$66	$(448)
State	(104)	(58)	(302)
Total	(104)	8	(750)
Deferred:
Federal	(272)	9,999	(5,983)
State	(32)	1,087	(185)
Total	(304)	11,086	(6,168)
Total (provision) benefit for income taxes	$(408)	$11,094	$(6,918)
The following table presents a reconciliation of the statutory federal tax rate and the Company’s effective tax rate for the years ended December 31, 2015, 2016 and 2017:

	Year Ended December 31,
	2015	2016	2017
Federal	34.0%	34.0%	34.0%
State	2.5	4.2	4.7
Non-deductible expenses	1.0	5.0	1.2
Research credit	(3.2)	(2.3)	(1.5)
Stock-based compensation	11.0	(24.5)	0.1
Change in valuation allowance	(42.5)	(98.6)	—
Deferred tax rate change	0.8	0.8	16.1
Other	1.9	4.0	(0.9)
Total	5.5%	(77.4)%	53.7%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Share and per Share Amounts)

The following table presents the significant components of the Company’s net deferred tax assets:

	Year Ended December 31,
	2016	2017
Deferred tax assets:
Allowance for doubtful accounts	$95	$48
Accrued liabilities	2,011	1,687
Deferred revenue	241	395
Intangibles	237	166
Stock-based compensation	6,458	4,668
Tax credits	2,369	2,071
Net operating losses	4,249	26
Other	59	37
Total deferred tax assets	15,719	9,098
Less: valuation allowance	—	—
Net deferred tax assets	15,719	9,098
Deferred tax liability:
Property and equipment	2,083	1,797
Goodwill	654	582
Other liability	288	193
Total deferred tax liabilities	3,025	2,572
Net deferred tax asset	$12,694	$6,526

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company primarily considered the historic performance of Bandwidth, the nature of the Company's deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. Based on an analysis of these factors, the Company determined that in 2017 no valuation allowance against deferred tax assets was required.

As of December 31, 2017, the Company had approximately $2,563 in federal tax credits. If not utilized, the federal tax credit carryforwards will expire at various dates beginning in 2032.

As of December 31, 2017, the Company had approximately $590 in state net operating loss carryforwards. If not utilized, the state net operating loss carryforwards will expire at various dates beginning in 2020.

A limitation may apply to the use of the net operating loss and credit carryforwards, under Internal Revenue Code (IRC) §382 and §383, and similar state tax provisions that are applicable if the Company experiences an “ownership change.” An ownership change may occur, for example, as a result of issuance of new equity. Should these limitations apply, the carryforwards would be subject to an annual limitation.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted into law. The income tax effects of changes in tax law are recognized in the period when enacted. Among its numerous changes to the Internal Revenue Code, the Act reduces U.S. corporate rates from 35% to 21% for periods beginning on or after January 1, 2018. The Company has incurred additional expense of $2,073 due to the remeasurement of the deferred tax assets at the lower corporate tax rate. Other provisions of the Act did not have a significant

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Share and per Share Amounts)

impact on the Company’s consolidated financial statements for the year ended December 31, 2017, but may impact the effective tax rate in subsequent periods.

Additional federal and state interpretive guidance is still forthcoming that could potentially affect the remeasurement of the deferred tax balance or give rise to new deferred tax amounts. As such, the remeasurement of the deferred tax balance is provisional pending future guidance. Accordingly, the Company is relying on the guidance in the SEC Staff Accounting Bulletin (“SAB”) 118 and has included a reasonable estimate of the effect of the new rules in its Annual Report on Form 10-K while it waits for additional guidance to be released. The final impact may differ from this provisional amount due to, among other things, issuance of additional regulatory guidance, changes in interpretations and assumptions the Company has made, and actions the Company may take as a result of the Act. In accordance with SAB 118 the financial reporting impact of the Tax Reform Act will be completed no later than the fourth quarter of 2018.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2016	2017
Unrecognized tax benefits—January 1,	$456	$671
Gross increases—tax positions in prior period	104	—
Gross decreases—tax positions in prior period	—	—
Gross increases—tax positions in current period	111	64
Settlement	—	—
Lapse of statute of limitations	—	(4)
Unrecognized tax benefits—December 31,	$671	$731

If the $731 of unrecognized tax benefit is recognized, it would impact the effective tax rate.

The Company has not incurred any material tax interest or penalties with respect to income taxes in the years ended December 31, 2016 and 2017.

The Company expects no material changes in the twelve months following December 31, 2017 in its uncertain tax positions.

The Company files U.S. federal income tax returns as well as income tax returns in many U.S. states. The tax years 2008-2010 and 2012-2016 remain open to examination by the major jurisdictions in which the Company is subject to tax due to the carryforward of net operating losses.

15. Related Parties
In connection with the Spin-Off on November 30, 2016, the Company and Republic entered into certain agreements in order to govern the ongoing relationships between the two companies after the Spin-Off and to provide for an orderly transition. The agreements include a Transition Services Agreement, Facilities Sharing Agreement, Tax Sharing Agreement, and Master Services Agreement. The equity holders of Bandwidth are comprised of substantially the same individuals and entities that are the equity owners of Republic. The Company has determined the equity owners of Republic are related parties of Bandwidth. The Company has certain involvement with Republic via ongoing services arrangements, with these ongoing services arrangements creating a variable interest in Republic. The Company assessed the relationship with Republic under guidance for variable interest entities. Because investors in Republic have disproportionate

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Share and per Share Amounts)

voting rights, the Company concluded that Republic is a VIE, but Bandwidth is not a primary beneficiary. The Company’s maximum exposure to loss relating to this variable interest entity is limited to amounts due under the service agreements between the Company and Republic.
The Transition Services Agreement specifies certain services to be provided by the Company for a period of up to two years from the Spin-Off. These services include insurance administration, billing and collections, and other technical support as well as legal services related to intellectual property. The Company is compensated by Republic for these services based on costs incurred by the Company. For the period of December 1, 2016 to December 31, 2016 and the year ended December 31, 2017, the Company received compensation of $134 and $575, respectively, which is included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).
In addition, there was approximately $0 and $15 due from Republic as of December 31, 2016 and 2017, respectively, which was recorded within accounts receivable in the accompanying consolidated balance sheet.
The Facilities Sharing Agreement specifies that the Company will sublet office space to Republic for at least 63 months. During the period of December 1, 2016 to December 31, 2016 and the year ended December 31, 2017, the Company sublet office space to Republic. For the years ended December 31, 2016 and 2017, the Company received rental payments of $47 and $949, respectively, which is included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). No amounts were due to the Company under the Facilities Sharing Agreement as of December 31, 2016 and 2017.
The Tax Sharing Agreement governs rights and obligations after the Spin-Off regarding income taxes and other taxes, including tax liabilities and benefits, attributes, returns and contests. There are no amounts outstanding or payable under this agreement as of December 31, 2016 and 2017.
The Master Services Agreement specifies certain wholesale telecommunications services to be provided by the Company. The agreement is cancellable at any time by either party. During the period of December 1, 2016 to December 31, 2016 and the year ended December 31, 2017, the Company provided telecommunication services to Republic of $173 and $2,451, respectively. The Company recognized such amounts as revenue in the accompanying consolidated statements of operations and comprehensive income (loss). As of December 31, 2016 and 2017, the Company had a receivable of $3 and $311, respectively, under the Master Services Agreement.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Share and per Share Amounts)

16. Basic and Diluted (Loss) Income per Common Share
The Company uses the two-class method to compute net (loss) income per common share, because it has issued securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings. These participating securities include the Company’s redeemable convertible preferred stock which have non-forfeitable rights to participate in any dividends declared on the Company’s common stock. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings.
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
Diluted net (loss) income per common share is computed under the two-class method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. The Company analyzed the potential dilutive effect of any outstanding dilutive securities under the “if-converted” method and treasury-stock method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period or date of issuance, if later. The Company reports the more dilutive of the approaches (two-class or “if-converted”) as its diluted net income per share during the period.
The components of basic and diluted earnings per share, or EPS, are as follows:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Share and per Share Amounts)

	Year Ended December 31,
	2015	2016	2017
Income from Continuing Operations
Income from continuing operations	$6,965	$25,430	$5,971
Less: income allocated to participating securities	931	3,355	644
Income from continuing operations attributable to common stockholders	$6,034	$22,075	$5,327
Income from continuing operations per share:
Basic	$0.52	$1.89	$0.42
Diluted	$0.48	$1.72	$0.37
Loss from Discontinued Operations
Loss from discontinued operations, net on income taxes	$(13,665)	$(3,072)	$—
Less: loss allocated to participating securities	(1,827)	(405)	—
Loss from discontinued operations attributable to common stockholders	$(11,838)	$(2,667)	$—
Loss from discontinued operations per share attributable to stockholders:
Basic	$(1.03)	$(0.23)	$—
Diluted	$(0.95)	$(0.21)	$—
Net (loss) income
Net (loss) income	$(6,700)	$22,358	$5,971
Less: (loss) income allocated to participating securities	(896)	2,950	644
Net (loss) income attributable to common stockholders	$(5,804)	$19,408	$5,327
Net (loss) income per share:
Basic	$(0.50)	$1.66	$0.42
Diluted	$(0.47)	$1.51	$0.37
Weighted Average Number of Common Shares Outstanding
Basic	11,497,727	11,678,568	12,590,221
Dilutive effect of stock options and warrants	958,813	1,192,064	1,952,949
Diluted	12,456,540	12,870,632	14,543,170
The following common share equivalents have been excluded from the calculation of weighted-average common shares outstanding, because the effect is anti-dilutive for the periods presented:

	Year Ended December 31,
	2015	2016	2017
Anti-dilutive Disclosure
Series A redeemable convertible preferred stock outstanding	1,775,000	1,775,000	1,522,123
Stock options issued and outstanding	401,835	237,185	50,604

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Share and per Share Amounts)

17. Subsequent Events
On January 12, 2018, the Company entered into an 84 month operating lease agreement to provide 40,035 square feet of additional office space. The new lease is expected to commence in September 2018. Future expected minimum payments under the lease are as follows:

Amount
2018	$397
2019	1,203
2020	1,239
2021	1,276
2022 and thereafter	5,011
$9,126
On January 29, 2018, the Company and Verizon entered into a settlement agreement to resolve the ongoing dispute and litigation with Verizon, which is a CABS customer of the Company. The settlement agreement also resolved Verizon’s counter-claims against the Company. Pursuant to the settlement agreement, Verizon made a lump sum payment to the Company on February 8, 2018 of $4,400. Following receipt of the $4,400 payment, the Company will issue to Verizon bill credits with respect to other CABS amounts previously billed to Verizon, which were previously reserved and comprised the majority of the allowance for CABS revenue as of year-end. The settlement agreement also specifies certain term for the Company's CABS billings to Verizon prospectively. The Company will continue to assess collectability of its outstanding CABS accounts receivable, including amounts due under this settlement agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management's Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.

Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2018 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2017.
Codes of Business Conduct and Ethics
Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees, which is available on our website at (https://investors.bandwidth.com/corporate-governance/governance-overview) under "Governance Documents". We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our Code of Business Conduct and Ethics and by posting such information on the website address and location specified above.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2018 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2018 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2017.

Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2018 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2017.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2018 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2017.
PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements
See Index to Financial Statements at Item 8 herein.

2.	Financial Statement Schedules
Schedules not listed above have been omitted because they are not required, not applicable, or the required information is otherwise included.

3.	Exhibits

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BANDWIDTH INC.

Date:	February 26, 2018	By:	/s/ DAVID A. MORKEN
David A. Morken
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date:	February 26, 2018	By:	/s/ JEFFREY A. HOFFMAN
Jeffrey A. Hoffman
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date:	February 26, 2018	By:	/s/ JOHN C. MURDOCK
John C. Murdock
Director

Date:	February 26, 2018	By:	/s/ HENRY R. KAESTNER
Henry R. Kaestner
Director

Date:	February 26, 2018	By:	/s/ BRIAN D. BAILEY
Brian D. Bailey
Director

Date:	February 26, 2018	By:	/s/ DOUGLAS A. SURIANO
Douglas A. Suriano
Director

EXHIBIT INDEX

Exhibit number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
2.1	Reorganization Agreement, dated as of November 30, 2016, by and between Bandwidth.com, Inc. and Republic Wireless, Inc.	S-1	333-220945	2.1	10/13/2017
3.1	Second Amended and Restated Certificate of Incorporation.	Q3 10-Q	001-38285	3.1	12/14/2017
3.2	Second Amended and Restated Bylaws.	Q3 10-Q	001-38285	3.2	12/14/2017
4.1	Investors’ Rights Agreement.	S-1	333-220945	4.2	10/13/2017
4.2	Form of Buy-Sell Agreement.	S-1	333-220945	4.3	10/13/2017
10.1	Credit and Security Agreement among Bandwidth.com, Inc., Keybank National Association, Keybanc Capital Markets Inc., Pacific Western Bank, Fifth Third Bank and Silicon Valley Bank, dated as of November 4, 2016.	S-1	333-220945	10.1	10/13/2017
10.2	Form of Indemnification Agreement between Bandwidth Inc. and each of its Executive Officers and Directors.	S-1A	333-220945	10.2	10/30/2017
10.3	2001 Stock Option Plan and forms of awards thereunder.	S-1	333-220945	10.3	10/13/2017
10.4	2010 Equity Compensation Plan and forms of awards thereunder.	S-1	333-220945	10.4	10/13/2017
10.5	Employment Agreement, dated as of October 1, 2008, by and between Bandwidth.com, Inc. and John Murdock.	S-1	333-220945	10.5	10/13/2017
10.6	Employment Agreement, dated as of May 3, 2010, by and between Bandwidth.com, Inc. and W. Christopher Matton.	S-1	333-220945	10.6	10/13/2017
10.7	Employment Agreement, dated as of September 16, 2011, by and between Bandwidth.com, Inc. and Jeff Hoffman.	S-1	333-220945	10.7	10/13/2017
10.8	Employment Agreement, dated as of January 1, 2015, as amended on March 9, 2017, by and between Bandwidth.com, Inc. and David A. Morken.	S-1	333-220945	10.8	10/13/2017
10.9	Employment Agreement, dated as of March 1, 2017, by and between Bandwidth.com, Inc. and Henry R. Kaestner.	S-1	333-220945	10.9	10/13/2017
10.10	Consulting Agreement, dated as of February 22, 2010, by and between Bandwidth.com, Inc. and Carmichael Investment Partners, LLC.	S-1	333-220945	10.10	10/13/2017
10.11	Office Lease, by and between Venture Center LLC and Bandwidth.com, Inc., dated January 22, 2013, as amended to date.	S-1	333-220945	10.11	10/13/2017
10.12	Sublease, by and between Allied Telesis Capital Corporation and Bandwidth.com, Inc., dated December 1, 2015.	S-1	333-220945	10.12	10/13/2017
10.13	Facilities Sharing Agreement, by and between Bandwidth.com, Inc. and Republic Wireless, Inc., dated November 30, 2016.	S-1	333-220945	10.13	10/13/2017
10.14	Transition Services Agreement, by and between Bandwidth.com, Inc. and Republic Wireless, Inc., dated November 30, 2016.	S-1	333-220945	10.14	10/13/2017
10.15	Transition Services Agreement, by and between Republic Wireless, Inc. and Bandwidth.com, Inc., dated November 30, 2016.	S-1	333-220945	10.15	10/13/2017
10.16	Tax Sharing Agreement, by and between Bandwidth.com, Inc. and Republic Wireless, Inc., dated November 30, 2016.	S-1	333-220945	10.16	10/13/2017
10.17	Employee Matters Agreement, by and between Bandwidth.com, Inc. and Republic Wireless, Inc., dated November 30, 2016.	S-1	333-220945	10.17	10/13/2017
10.18	Master Services Agreement, by and between Bandwidth.com, Inc. and Republic Wireless, Inc., dated November 30, 2016.	S-1	333-220945	10.18	10/13/2017

10.19	Master Service Agreement, by and between Level 3 Communications, LLC and Bandwidth.com, Inc, dated March 14, 2008, as amended to date.	S-1	333-220945	10.19	10/13/2017
10.20	Form of Conversion Lock-up Agreement between Bandwidth Inc. and the Key Holders.	S-1A	333-220945	10.20	10/30/2017
10.21	2017 Incentive Award Plan, and forms of award agreements thereunder.	S-1A	333-220945	10.21	10/27/2017
10.22	Office Lease, by and between Keystone-Centennial II, LLC and Bandwidth.com, Inc., dated January 12, 2018.				Filed herewith
21.1	List of subsidiaries of Bandwidth Inc.				Filed herewith
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.				Filed herewith
31.1	Certificate of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
101.INS	XBRL Instance Document.				Filed herewith
101.SCH	XBRL Taxonomy Schema Document.				Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith

*
The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates by reference