Form 10-Q
period 2018-03-31
Bandwidth Inc.
filed 2018-05-04
CIK 1514416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________________
FORM 10-Q
______________________________________________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of April 30, 2018, 4,207,908 shares of the registrant’s Class A common stock and 13,508,378 shares of registrant’s Class B common stock were outstanding, respectively.

BANDWIDTH INC.
Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2018

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Forward-looking statements generally can be identified by the words “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” "would," "project," "plan," “estimate,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations strategy, plans or intentions. Forward looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our ability to attract and retain customers, including large enterprises;

•	our approach to identifying, attracting and keeping new and existing customers, as well as our expectations regarding customer turnover;

•	our beliefs regarding network traffic growth and other trends related to the usage of our products and services;

•	our expectations regarding revenue, costs, expenses, gross margin, dollar based net retention rate, adjusted EBITDA and capital expenditures;

•	our beliefs regarding the growth of our business and how that impacts our liquidity and capital resources requirements;

•	the sufficiency of our cash and cash equivalents to meet our liquidity needs;

•	our ability to attract, train, and retain qualified employees and key personnel;

•	our beliefs regarding the expense and productivity of and competition for our sales force;

•	our expectations regarding headcount;

•	our ability to maintain and benefit from our corporate culture;

•	our plans to further invest in and grow our business, and our ability to effectively manage our growth and associated investments;

•	our ability to introduce new products and services and enhance existing products and services;

•	our ability to compete successfully against current and future competitors;

•	the evolution of technology affecting our products, services and markets;

•	the impact of certain new accounting standards and guidance as well as the time and cost of continued compliance with existing rules and standards;

•	our beliefs regarding the use of non-generally accepted accounting principles ("GAAP") financial measures;

•	our ability to maintain, protect and enhance our intellectual property;

•	our expectations regarding litigation and other pending or potential disputes;

•	our ability to comply with modified or new laws and regulations; and

•	the increased expenses associated with being a public company.

We caution you that the foregoing list may not contain all the forward-looking statements made in this Quarterly Report on Form 10-Q.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BANDWIDTH INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	December 31, 2017	March 31, 2018
Assets
Current assets:
Cash and cash equivalents	$37,627	$38,773
Marketable securities	—	8,492
Accounts receivable, net of allowance for doubtful accounts	21,225	24,404
Prepaid expenses and other current assets	6,400	6,953
Total current assets	65,252	78,622
Property and equipment, net	14,946	15,902
Intangible assets, net	7,643	7,478
Deferred costs, non-current	2,068	1,933
Other long-term assets	1,192	1,047
Goodwill	6,867	6,867
Deferred tax asset	6,526	3,915
Total assets	$104,494	$115,764
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,025	$3,154
Accrued expenses and other current liabilities	15,633	14,471
Current portion of deferred revenue and advanced billings	5,768	7,080
Current portion of long-term debt and capital lease obligations	92	67
Total current liabilities	24,518	24,772
Other liabilities	716	704
Deferred revenue, net of current portion	2,549	7,113
Total liabilities	27,783	32,589
Stockholders' equity:
Class A and Class B common stock	17	18
Additional paid-in capital	102,465	102,743
Accumulated deficit	(25,771)	(19,580)
Accumulated other comprehensive loss	—	(6)
Total stockholders’ equity	76,711	83,175
Total liabilities and stockholders’ equity	$104,494	$115,764
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Except Share And Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2018
Revenue	$39,625	$53,012
Cost of revenue	21,566	25,364
Gross profit	18,059	27,648
Operating expenses:
Research and development	2,682	3,781
Sales and marketing	2,558	4,522
General and administrative	7,637	10,569
Total operating expenses	12,877	18,872
Operating income	5,182	8,776
Other (expense) income, net	(421)	49
Income before income taxes	4,761	8,825
Income tax provision	(1,772)	(2,634)
Net income	$2,989	$6,191
Other comprehensive loss:
Change in unrealized net loss on marketable securities, net of income tax benefit of $0 and $2, respectively	$—	$(6)
Total comprehensive income	$2,989	$6,185
Earnings per share:
Net income	$2,989	$6,191
Less: net income allocated to participating securities	391	—
Net income attributable to common stockholders	$2,598	$6,191
Net income per share:
Basic	$0.22	$0.35
Diluted	$0.20	$0.30
Weighted average number of common shares outstanding:
Basic	11,798,565	17,658,611
Diluted	12,972,609	20,484,753
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2018
Operating activities
Net income	$2,989	$6,191
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,376	1,387
Accretion of bond discount	—	(6)
Amortization of debt issuance costs	32	16
Stock-based compensation	246	493
Deferred taxes	1,562	2,611
Loss on disposal of property and equipment	9	9
Changes in operating assets and liabilities:
Accounts receivable	(166)	(3,179)
Prepaid expenses and other assets	(1,232)	(471)
Deferred costs	(401)	146
Accounts payable	(1,663)	(656)
Accrued expenses and other liabilities	(3,943)	(1,174)
Deferred revenue and advanced billings	222	5,876
Net cash (used in) provided by operating activities	(969)	11,243
Investing activities
Purchase of property and equipment	(130)	(961)
Capitalized software development costs	(677)	(441)
Purchase of marketable securities	—	(8,498)
Net cash used in investing activities	(807)	(9,900)
Financing activities
Borrowings on line of credit	4,000	—
Repayments on line of credit	(3,000)	—
Payments on capital leases	(15)	(25)
Repayments on term loan	(500)	—
Payment of costs related to the initial public offering	—	(285)
Proceeds from issuances of common stock	—	70
Proceeds from sale of fixed assets	3	—
Net cash provided by (used in) financing activities	488	(240)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,288)	1,103
Cash, cash equivalents, and restricted cash, beginning of period	7,028	37,870
Cash, cash equivalents, and restricted cash, end of period	$5,740	$38,973
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$549	$19
Cash (refunded) paid for taxes	$(33)	$90
Supplemental disclosure of noncash financing activities
Purchase of property and equipment, accrued but not paid	$247	$785
Unrealized loss on marketable securities, accrued but not realized	$—	$6
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K filed with the SEC on February 26, 2018.
The condensed consolidated balance sheet as of December 31, 2017, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2018 or any future period.
Principles of Consolidation
The consolidated financial statements include the accounts of Bandwidth Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Cash and Cash Equivalents
The Company classifies all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months from the date of purchase as current marketable securities. The Company has a policy of making investments only with commercial institutions that have at least an investment grade credit rating. The Company invests its cash primarily in government securities and obligations, corporate debt securities, money market funds and reverse repurchase agreements (RRAs). RRAs are collateralized by deposits in the form of Government Securities and Obligations for an amount not less than 102% of their value. The Company does not record an asset or liability as the Company is not permitted to sell or repledge the associated collateral. The Company has a policy that the collateral has at least an "A" (or equivalent) credit rating. The Company utilizes a third party custodian to manage the exchange of funds and ensure that collateral received is maintained at 102% of the value of the RRAs on a daily basis. RRAs with stated maturities of greater than three months from the date of purchase are classified as marketable securities.

Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	December 31,	March 31,
	2017	2018
Cash and cash equivalents	$37,627	$38,773
Restricted cash	243	200
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$37,870	$38,973
Restricted cash is for Automated Clearing House availability, customer deposits and for credit card security. The Company has classified this asset as a long-term asset in order to match the expected period of restriction and is included in Other long-term assets in the condensed consolidated balance sheets.
Concentration of Credit Risk
Financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities and trade accounts receivable. Cash deposits may be in excess of insured limits. The Company believes that the financial institutions that hold its cash deposits are financially sound and, accordingly, minimal credit risk exists with respect to these balances.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands Except Share And Per Share Amounts)

With regard to customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As of December 31, 2017, one customer represented approximately 13% of the Company's accounts receivable, net of allowance for doubtful accounts. As of March 31, 2018, one customer represented approximately 10% of the Company's accounts receivable, net of allowance for doubtful accounts.
For the three months ended March 31, 2017 and 2018, no individual customer represented more than 10% of the Company’s total revenue.
Recently Adopted Accounting Standards
In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718, Compensation-Stock Compensation. ASU 2017-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The adoption of this standard did not have a material impact on the Company's financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, which requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017. The adoption of this standard did not have a material impact on the Company's financial statements.

In November 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires companies to account for the income tax effects of intercompany transfers of assets other than inventory (e.g., intangible assets) when the transfer occurs. This guidance is effective for fiscal years beginning after December 15, 2017. The adoption of this standard did not have a material impact on the Company's financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands Except Share And Per Share Amounts)

those fiscal years, and early adoption is permitted. The Company adopted this standard retrospectively and it had no material impact on the Company's financial statements.

Recent Accounting Pronouncements Not Yet Adopted
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which addresses the income tax effects of items in accumulated other comprehensive income which were originally recognized in other comprehensive income, rather than in income from continuing operations. Specifically, it permits a reclassification from AOCI to retained earnings for the adjustment of deferred taxes due to the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate resulting from the U.S. tax law changes enacted in December 2017. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The new guidance must be applied either on a prospective basis in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the U.S. tax law changes are recognized. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment. The ASU requires impairment charges to be based on the first step in today’s two-step impairment test. ASU 2017-04 is effective for annual and interim impairment tests performed in periods beginning after December 15, 2021, and early adoption is permitted. Management does not expect the adoption of this guidance to have a significant impact on the Company's financial position, results of operations, or cash flows.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Company is still assessing all potential impacts of the new standard on its consolidated financial statements. Given the comprehensive nature of the standard, the Company has already taken steps to identify the impact on its consolidated financial results. The Company has completed a diagnostic which highlighted potential differences between current accounting policies and the new standard. Additionally, the Company has engaged a third-party service provider to assist in its evaluation of customer contracts to identify the attributes that could result in a different accounting treatment under ASU 2014-09. From an information technology perspective, the Company identified the preliminary business requirements and functionality of a new technology solution and has selected a software provider. The Company has not yet reached a conclusion as to whether the quantitative effect of the adoption of the new standard on its revenue will be material. The Company will continue to monitor and assess the impact of the changes of the new standard and the related interpretations of its application as they become available.
3. Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses approximate fair value as of December 31, 2017 and March 31, 2018 because of the relatively short duration of these instruments. Marketable securities consist of U.S. treasury securities not otherwise classified as cash equivalents. All marketable securities are considered to be available-for-sale and are recorded at their estimated fair values. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income (loss).
The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following table summarizes the assets measured at fair value as of December 31, 2017 and March 31, 2018:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands Except Share And Per Share Amounts)

	Fair Value Measurements on a Recurring Basis December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market account (included in cash and cash equivalents	$28,015	$—	$—	$28,015
Total financial assets	$28,015	$—	$—	$28,015
There were no marketable securities as of December 31, 2017.

	Amortized Cost or Carrying Value	Net Unrealized Losses	Fair Value Measurements on a Recurring Basis March 31, 2018
			Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market account	$15,541	$—	$15,541	$—	$—	$15,541
U.S. Reverse repurchase agreements	14,000	—	—	14,000	—	14,000
Total included in cash and cash equivalents	29,541	—	15,541	14,000	—	29,541
Marketable securities:
U.S. treasury securities	8,500	(8)	—	8,492	—	8,492
Total marketable securities	8,500	(8)	—	8,492	—	8,492
Total financial assets	$38,041	$(8)	$15,541	$22,492	$—	$38,033
The Company classifies its marketable securities as current assets as they are available for current operating needs. The following table summarizes the contractual maturities of marketable securities as of March 31, 2018:

	Amortized Cost	Aggregate Fair Value
Financial Assets:
Less than one year	$8,500	$8,492
Total	$8,500	$8,492
For fixed income securities that had unrealized losses as of March 31, 2018, the Company determined that no other-than-temporary impairment existed. As of March 31, 2018, all securities in an unrealized loss position have been in an unrealized loss position for less than one year. During the three months ended March 31, 2018, there were no sales of marketable securities. Interest earned on marketable securities in the three months ended March 31, 2018 was $16 and is recorded as other (expense) income, net, in the accompanying condensed consolidated statements of operations and comprehensive income.
4. Financial Statement Components

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands Except Share And Per Share Amounts)

Accounts receivable, net of allowance for doubtful accounts consist of the following:

	December 31,	March 31,
	2017	2018
Trade accounts receivable	$44,692	$15,002
Unbilled accounts receivable	8,653	10,335
Allowance for doubtful accounts	(32,463)	(1,290)
Other accounts receivable	343	357
Total accounts receivable, net	$21,225	$24,404
Components of allowance for doubtful accounts are as follows:

	Three Months Ended March 31,
Allowance for doubtful accounts:	2017	2018
Balance, beginning of period	$255	$189
Charged to bad debt expense	(43)	1
Deductions (1)	(124)	(48)
Balance, end of period	$88	$142
________________________
(1) Write off of uncollectible accounts after all collection efforts have been exhausted.

	Three Months Ended March 31,
Allowance for CABS revenue:	2017	2018
Balance, beginning of period	$22,316	$32,274
Write-off of previously outstanding and fully reserved billings related to settlement	—	(24,968)
Billings deemed not probable of collection (1)	2,463	118
Revenue recognized from outstanding billings previously deemed uncollectible related to settlement	—	(6,268)
Deductions (2)	(43)	(8)
Balance, end of period	$24,736	$1,148
________________________
(1) Represents amounts billed in the period but where collectibility is not probable based on customers collection experience. Amounts were charged to a contra-revenue account.
(2) Write off of uncollectible accounts after all collection efforts have been exhausted.

	Three Months Ended March 31,
CABS revenue:	2017	2018
Billed	$4,611	$4,079
Revenue recognized from current billings (2)	2,148	3,961
Billings deemed not probable of collection (1)	$2,463	$118
________________________
(1) Represents amounts billed in the period but where collectibility is not probable based on customers collection experience. Amounts were charged to a contra-revenue account.
(2) Does not include $6,268 in revenue recognized as a result of a settlement agreement related to previously billed and outstanding and uncollectible invoices.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands Except Share And Per Share Amounts)

On January 29, 2018, the Company and Verizon entered into a settlement agreement to resolve an ongoing dispute and litigation with Verizon, which is a CABS customer of the Company. The settlement agreement also resolved Verizon’s counter-claims against the Company. Pursuant to the settlement agreement, Verizon made a lump sum payment to the Company on February 8, 2018 of $4,400, which was recognized as revenue during the three months ended March 31, 2018. Following receipt of the $4,400 payment, the Company issued to Verizon bill credits with respect to other CABS amounts previously billed to Verizon of $24,968, which were previously reserved and comprised the majority of the allowance for CABS revenue as of year-end. As of the three months ended March 31, 2018, the Company recognized as revenue $6,268, including the $4,400 payment made on February 8, 2018, in accounts receivable previously reserved for which collection is no longer in doubt. The settlement agreement also specifies certain terms for the Company's CABS billings to Verizon prospectively. The Company will continue to assess collectability of its outstanding CABS accounts receivable.

Accrued expenses and other current liabilities consisted of the following:

	December 31,	March 31,
	2017	2018
Accrued expense	$6,851	$7,878
Accrued compensation and benefits	5,237	2,809
Accrued sales, use, and telecom related taxes	3,030	3,146
Other accrued expenses	515	638
Total accrued expenses	$15,633	$14,471

5. Property and Equipment
Property and equipment, net consisted of the following:

	December 31,	March 31,
	2017	2018
Furniture and fixtures	$863	$872
Computer and office equipment	7,545	7,450
Telecommunications equipment	19,985	21,490
Leasehold improvements	453	453
Software development costs	15,517	16,073
Automobile	10	10
Total cost	44,373	46,348
Less—accumulated depreciation	(29,427)	(30,446)
Total property and equipment, net	$14,946	$15,902
The Company capitalized $677 and $441 of software development costs during the three months ended March 31, 2017 and 2018, respectively.

Amortization expense related to capitalized software development costs were $580 and $448 for the three months ended March 31, 2017 and 2018, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands Except Share And Per Share Amounts)

The Company recognized depreciation expense, which includes amortization of capitalized software development costs, as follows:

	Three Months Ended March 31,
	2017	2018
Cost of revenue	$1,047	$1,064
Research and development	10	29
Sales and marketing	7	10
General and administrative	102	119
Total depreciation expense	$1,166	$1,222
6. Intangible Assets
Intangible assets consisted of the following as of December 31, 2017:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Amortization Period
				(Years)
Customer relationships	$10,396	$(3,552)	$6,844	20
Domain name and related trademarks	2,678	(2,643)	35	3–7
Licenses, amortizable	341	(341)	—	2
Non-compete agreements	139	(139)	—	2–5
Developed technology	775	(775)	—	3
Licenses, indefinite lived	764	—	764	Indefinite
Total intangible assets, net	$15,093	$(7,450)	$7,643
Intangible assets consisted of the following as of March 31, 2018:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Amortization Period
				(Years)
Customer relationships	$10,396	$(3,682)	$6,714	20
Domain name and related trademarks	2,678	(2,678)	—	3–7
Licenses, amortizable	341	(341)	—	2
Non-compete agreements	139	(139)	—	2–5
Developed technology	775	(775)	—	3
Licenses, indefinite lived	764	—	764	Indefinite
Total intangible assets, net	$15,093	$(7,615)	$7,478
Amortization expense for definite lived intangible assets was $210 and $165 for the three months ended March 31, 2017 and 2018, respectively. The weighted average amortization period for all definite lived intangible assets is 19 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands Except Share And Per Share Amounts)

Future estimated amortization expense for definite lived intangible assets subsequent to March 31, 2018 is as follows:

Amount
2018 (remaining)	$390
2019	520
2020	520
2021	520
2022	520
Thereafter	4,244
$6,714
7. Debt
Revolving Loan

As of December 31, 2017 and March 31, 2018, the Company had $0 outstanding on the revolving loan and was in compliance with all financial and non-financial covenants for all periods presented. The available borrowing capacity under the revolving loan was $25,000 as of March 31, 2018.

As of December 31, 2017 and March 31, 2018, the outstanding unamortized loan fees for the revolving loan were $175 and $159, respectively, and are included in other long-term assets.

Capital Leases

The Company leases various equipment under leases accounted for as capital leases with expiration dates ranging from October 2018 through December 2018. As of December 31, 2017, cost and accumulated depreciation of the assets under capital leases recorded by the Company were $1,951 and $1,821, respectively. As of March 31, 2018, cost and accumulated depreciation of the assets under capital leases recorded by the Company were $1,951 and $1,863, respectively.

Remaining payments due on the Company’s capital lease obligations as of March 31, 2018, are as follows:

Amount
2018 (remaining)	$67
Less amount representing interest	—
67
Less current maturities	67
$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands Except Share And Per Share Amounts)

8. Segment and Geographic Information
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

	Three Months Ended March 31,
	2017	2018
CPaaS
Revenue	$31,647	$38,897
Cost of revenue	18,228	21,905
Gross profit	$13,419	$16,992
Other
Revenue	$7,978	$14,115
Cost of revenue	3,338	3,459
Gross profit	$4,640	$10,656
Consolidated
Revenue	$39,625	$53,012
Cost of revenue	21,566	25,364
Gross profit	$18,059	$27,648
All assets were held in the United States as of December 31, 2017 and March 31, 2018.

The Company generates its revenue primarily in the United States. Revenue by geographical area is detailed in the table below (which is determined based on the customer billing address):

	Three Months Ended March 31,
	2017	2018
United States	$39,518	$52,824
International	107	188
Total	$39,625	$53,012
9. Stockholders’ Equity
Preferred Stock
As of December 31, 2017 and March 31, 2018, the Company had authorized 10,000,000 shares of undesignated preferred stock, par value $0.001, of which no shares were issued and outstanding.

Common Stock
As of December 31, 2017 and March 31, 2018, the Company had authorized 100,000,000 shares of Class A common stock with one vote per share and 20,000,000 shares of Class B common stock with ten

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Share and per Share Amounts)

votes per share, each par value $0.001. As of December 31, 2017, 4,197,831 and 13,440,724 shares of Class A and B common stock, respectively, were issued and outstanding. As of    March 31, 2018, 4,202,831 and 13,489,628 shares of Class A and B common stock, respectively, were issued and outstanding.
Shares of Class B common stock are convertible into shares of Class A common stock upon the stockholder's voluntary written notice to the Company's transfer agent or a transfer by the stockholder, subject to limited exceptions for transfers for estate planning purposes.

The Company had reserved shares of common stock for issuance as follows:

	December 31,	March 31,
	2017	2018
Stock options issued and outstanding	3,659,791	3,658,999
Nonvested restricted stock units issued and outstanding	—	312,277
Stock purchase warrants issued and outstanding	51,350	—
Stock-based awards available for grant under the 2017 Plan	1,050,000	919,735
	4,761,141	4,891,011

10. Stock Based Compensation
2001 and 2010 Stock Option Plans
During 2001, the Company adopted the Bandwidth Inc. Stock Option Plan (the "2001 Plan"). As of July 26, 2010, the Company adopted the 2010 Equity Compensation Plan (the "2010 Plan").
Following the effectiveness of the 2010 Plan, the Company did not make any further grants under the 2001 Plan. However, the 2001 Plan continues to govern the terms and conditions of the outstanding awards granted under it. On November 9, 2017, the 2010 Plan was terminated in connection with the Company's IPO. Accordingly, no shares are available for future issuance under the 2010 Plan. However, the 2010 Plan continues to govern the terms and conditions of the outstanding awards granted thereunder.
2017 Incentive Award Plan
The Company's 2017 Incentive Award Plan (the "2017 Plan") became effective on November 9, 2017. The 2017 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, dividend equivalents, restricted stock units, and other stock or cash based awards to employees, consultants and directors of the Company. A total of 1,050,000 shares of the Company's Class A common stock were originally reserved for issuance under the 2017 Plan. These available shares automatically increase each January 1, beginning on January 1, 2018, by 5% of the number of shares of the Company's Class A common stock outstanding on the final day of the immediately preceding calendar year. On January 1, 2018, the shares available for grant under the 2017 Plan were automatically increased by 200,000 shares.
The terms of the stock option grants are determined by the Company’s Board of Directors. The Company’s stock options vest based on terms of the stock option agreements, which is generally over four years. The stock options have a contractual life of ten years.
RSUs granted under the 2017 Plan are subject to a time-based vesting condition. The compensation expense related to these awards is based on the grant date fair value of the RSUs and is recognized on a

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands Except Share And Per Share Amounts)

ratable basis over the applicable service period. The Company granted restricted stock units to its non-employee Board of Directors, some of which vested immediately while others vest 25% as of each calendar quarter immediately following the grant date. Other RSUs awarded to executives and employees are earned over a service period of four years.
Stock options
The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below:

	Three Months Ended March 31,
	2017	2018
Expected dividend yield	0%	0%
Expected stock price volatility	44%	47%
Average risk-free interest rate	2.0%-2.3%	2.5%
Expected life	6.2 years	6.2 years
Fair value of common stock	$9.60	$22.81
The following summarizes the stock option activity for the periods presented:

	Number of Options Outstanding	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2017	3,659,791	$6.88	4.38	$59,436
Granted	17,988	22.81
Exercised	(5,000)	6.74		$111
Forfeited or cancelled	(13,780)	12.19
Outstanding as of March 31, 2018	3,658,999	$6.94	4.14	$94,116

Options vested and exercisable at March 31, 2018	3,227,445	$6.30	3.60	$85,078

Options vested and expected to vest as of March 31, 2018	3,647,576	$6.92	4.13	$93,891
Aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the option exercise price and the estimated fair value of the Company’s common stock. Prior to the IPO, the fair value of the Company's common stock was estimated by the Company's board of directors. After the IPO, the fair value of the Company's common stock is the Company's Class A common stock price as reported on the NASDAQ Global Select Market.
The weighted average grant-date fair value of stock options granted was $4.34 and $11.10 for the three months ended March 31, 2017 and 2018, respectively.
The total estimated grant date fair value of options vested was $117 and $111 for the three months ended March 31, 2017 and 2018, respectively.
As of March 31, 2018, total unrecognized compensation cost related to all non-vested stock options was $1,869, which will be amortized over a weighted-average period of 2.55 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands Except Share And Per Share Amounts)

Restricted Stock Units
The following summarizes the restricted stock unit activity for the periods presented:

	Number of Awards Outstanding	Weighted-Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (in thousands)
Nonvested RSUs as of December 31, 2017	—	$—	$—
Granted	316,643	25.69
Vested	(4,046)	22.81
Forfeited or cancelled	(320)	28.58
Nonvested RSUs as of March 31, 2018	312,277	$25.72	$2,167
As of March 31, 2018, total unrecognized compensation cost related to non-vested RSUs was $7,874, which will be amortized over a weighted-average period of 3.85 years.
Stock-Based Compensation Expense

The Company recognized total stock-based compensation expense in continuing operations as follows:

	Three Months Ended March 31,
	2017	2018
Cost of revenue	$20	$18
Research and development	31	74
Sales and marketing	27	78
General and administrative	168	323
Total	$246	$493

11. Commitments and Contingencies
Operating Leases
The Company leases office space under operating lease agreements that expire at various dates beginning in 2021 and extend through 2025 in several locations within the United States including its headquarters, which is located in Raleigh, NC. On January 12, 2018, the Company entered into an 84 month operating lease agreement to provide 40,035 square feet of additional office space. This new lease is expected to commence in September 2018. On March 27, 2018, the Company entered into a 60 month operating lease agreement to provide 5,930 square feet of additional office space. This new lease is expected to commence in June 2018. The leases contain escalation clauses and various landlord concessions including a tenant improvement allowance. The Company recognizes the total minimum lease payments on a straight-line basis over the term of the lease.
Future minimum lease payments required under operating leases as of March 31, 2018 are as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands Except Share And Per Share Amounts)

Amount
2018 (remaining)	$3,145
2019	5,004
2020	5,180
2021	5,254
2022	3,438
Thereafter	3,742
$25,763
The Company incurred rent expense of $513 and $933 for the three months ended March 31, 2017 and 2018, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.
On April 20, 2015, the Company created a wholly owned subsidiary, Republic Wireless, Inc. (“Republic”), which was incorporated in Delaware. On November 30, 2016, the Company completed a pro-rata distribution of the common stock of Republic to its stockholders of record as of the close of business (the “Spin-Off”).
In conjunction with the Spin-Off, the Company signed a Facilities Service Agreement with Republic in which the Company agreed to sub-lease 40,657 square feet of office space to Republic. The sub-lease is non-cancellable and extends to May 2022. The Company recorded a reduction of rent expense of $230 and $251 for the three months ended March 31, 2017 and 2018, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.
Future minimum sub-lease receipts required under the non-cancellable lease as of March 31, 2018 are as follows:

Amount
2018 (remaining)	$769
2019	1,042
2020	1,065
2021	1,089
2022	594
Thereafter	$4,559
Contractual Obligations
On October 25, 2015, the Company entered into an agreement with a telecommunications service provider. The service agreement requires the Company to pay a monthly recurring charge beginning on January 1, 2016 associated with the services received. The service agreement is non-cancellable and contains annual minimum commitments of $1,200 to be fulfilled over five years or for as long as the Company continues to receive services from this vendor. In addition, the Company has other non-cancellable purchase obligations totaling $6,112 as of March 31, 2018, which consists primarily of non-cancellable or in-transit network equipment, which is expected to be received in less than one year.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
On January 29, 2018, the Company and Verizon entered into a settlement agreement to resolve an ongoing dispute and litigation with Verizon, which is a CABS customer of the Company. The settlement agreement also resolved Verizon’s counter-claims against the Company. Pursuant to the settlement agreement, Verizon made a lump sum payment to the Company on February 8, 2018 of $4,400. Following receipt of the $4,400 payment, the Company issued to Verizon bill credits with respect to other CABS amounts previously billed to Verizon, which were previously reserved and comprised the majority of the allowance for CABS revenue as of year-end. The settlement agreement also specifies certain term for the Company's CABS billings to Verizon prospectively. The Company will continue to assess collectability of its outstanding CABS accounts receivable, including amounts due under this settlement agreement.

12. Employee Benefit Plan
The Company sponsors a defined contribution 401(k) plan which allows eligible employees to defer a portion of their compensation. The Company, at its discretion, may make matching contributions. The Company made matching contributions of $351 and $287 for the three months ended March 31, 2017 and 2018, respectively.
13. Income Taxes
At the end of each interim reporting period, the Company determines the income tax provision by using an estimate of the annual effective tax rate, adjusted for discrete items occurring in the quarter. The Company’s effective tax rate was 37.2% and 29.8% for the three months ended March 31, 2017 and 2018, respectively. The change in tax rate is primarily due to the decrease in the federal statutory tax rate under the Tax Cuts and Jobs Act. The effective income tax rate reflects the effect of federal and state income taxes and the permanent impacts of differences in book and tax accounting.

The Company’s effective tax rate for the three months ended March 31, 2018 differs from the U.S. federal statutory rate of 21.0% primarily due to state taxes, credits and other permanent differences.

There has been no material change to the Company's SAB 118 assertion.

14. Related Parties

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands Except Share And Per Share Amounts)

In connection with the Spin-Off on November 30, 2016, the Company and Republic entered into certain agreements in order to govern the ongoing relationships between the two companies after the Spin-Off and to provide for an orderly transition. The agreements include a Transition Services Agreement, Facilities Sharing Agreement, Tax Sharing Agreement, and Master Services Agreement. The equity holders of Bandwidth pre-IPO are comprised of substantially the same individuals and entities that are the equity owners of Republic. The Company has determined the equity owners of Republic are related parties of Bandwidth. The Company has certain involvement with Republic via ongoing services arrangements, with these ongoing services arrangements creating a variable interest in Republic. The Company assessed the relationship with Republic under guidance for variable interest entities. Because investors in Republic have disproportionate voting rights, the Company concluded that Republic is a VIE, but Bandwidth is not a primary beneficiary. The Company’s maximum exposure to loss relating to this variable interest entity is limited to amounts due under the service agreements between the Company and Republic.
For the three months ended March 31, 2017 and 2018, the Company received compensation of $351 and $28, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. In addition, there was approximately $15 and $11 due from Republic as of December 31, 2017 and March 31, 2018, respectively, which was recorded within accounts receivable in the accompanying condensed consolidated balance sheets.
For the three months ended March 31, 2017 and 2018, the Company received rental payments under the Facilities Sharing Agreement of $230 and $251, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. No amounts were due to the Company under the Facilities Sharing Agreement as of December 31, 2017 and March 31, 2018.
The Tax Sharing Agreement governs rights and obligations after the Spin-Off regarding income taxes and other taxes, including tax liabilities and benefits, attributes, returns and contests. There are no amounts outstanding or payable under this agreement as of December 31, 2017 and March 31, 2018.
The Master Services Agreement specifies certain wholesale telecommunications services to be provided by the Company. The agreement is cancellable at any time by either party. During the three months ended March 31, 2017 and 2018, the Company provided telecommunication services to Republic of $534 and $986, respectively. The Company recognized such amounts as revenue in the accompanying condensed consolidated statements of operations and comprehensive income. As of December 31, 2017 and March 31, 2018, the Company had a receivable of $311 and $310, respectively, under the Master Services Agreement.
15. Basic and Diluted Income per Common Share
As of December 31, 2017, the Company used the two-class method to compute net income per common share, because it had issued securities, other than common stock, that contractually entitled the holders to participate in dividends and earnings. These participating securities included the Company’s redeemable convertible preferred stock which had non-forfeitable rights to participate in any dividends declared on the Company’s common stock. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Diluted net income per common share is computed under the two-class method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. The Company analyzed the potential dilutive effect of any outstanding dilutive securities under the “if-converted” method and treasury-stock method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period or date of issuance, if later. The Company reports the more dilutive of the approaches (two-class or “if-converted”) as its diluted net income per share during the period.
As of January 1, 2018, the Company no longer had outstanding securities other than common stock, which required holders' participation in dividends and earnings; therefore the Company no longer was required to calculate EPS under the two-class method. Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by giving effect to all potential shares of common stock, including stock options, stock related to unvested restricted stock awards, and outstanding warrants to the extent dilutive.
The components of basic and diluted earnings per share, or EPS, are as follows:

	Three Months Ended March 31,
	2017	2018
Earnings per share
Net income	$2,989	$6,191
Less: net income allocated to participating securities	391	—
Net income attributable to common stockholders	$2,598	$6,191
Net income per share:
Basic	$0.22	$0.35
Diluted	$0.20	$0.30
Weighted Average Number of Common Shares Outstanding
Basic	11,798,565	17,658,611
Dilutive effect of stock options, restricted stock units, and warrants	1,174,044	2,826,142
Diluted	12,972,609	20,484,753

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands Except Share And Per Share Amounts)

The following common share equivalents have been excluded from the calculation of weighted-average common shares outstanding, because the effect is anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2017	2018
Anti-dilutive Disclosure
Series A redeemable convertible preferred stock outstanding	1,775,000	—
Stock options issued and outstanding	588,365	94,126
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in this Quarterly Report on Form 10-Q. Our fiscal year ends on December 31.
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

Management's Discussion and Analysis

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
For the three months ended March 31, 2017 and 2018, total revenue was $39.6 million and $53.0 million, respectively. CPaaS revenue for the three months ended March 31, 2017 and 2018 was $31.6 million and $38.9 million, respectively, representing an increase of 23%. Net income for the three months ended March 31, 2017 and 2018 was $3.0 million and $6.2 million, respectively. The number of active CPaaS customer accounts increased from 819 as of March 31, 2017, to 1,028 as of March 31, 2018, or 26%.
Key Performance Indicators
We monitor the following key performance indicators ("KPIs") to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. We believe the following KPIs are useful in evaluating our business:

	Three Months Ended March 31,
	2017	2018
	(Dollars in thousands)
Number of active CPaaS customers (as of period end)	819	1,028
Dollar-based net retention rate	109%	115%
Adjusted EBITDA	$6,813	$10,665
Free cash flow	$(1,776)	$9,841
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
For the three months ended March 31, 2017 and 2018, revenue from active CPaaS customer accounts represented approximately 99% of total CPaaS revenue.

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
We generate a majority of our revenue from our CPaaS segment. CPaaS revenue is derived from voice usage, phone number services, 911-enabled phone number services, messaging services and other services. We generate a portion of our CPaaS revenue from usage-based fees which include voice calling and messaging services. For the three months ended March 31, 2017 and 2018, we generated 57% and 63% of our CPaaS revenue, respectively, from usage-based fees. We also earn monthly fees from services such as phone number services and 911 access service. For the three months ended March 31, 2017 and 2018, we generated 40% and 35% of our CPaaS revenue in each period from monthly per unit fees.
The remainder of our revenue is generated by our Other segment. Other revenue is composed of revenue earned from our legacy services and indirect revenue. Other revenue as a percentage of total revenue is expected to continue to decline over time.
We recognize accounts receivable at the time the customer is invoiced. Additionally, we record a receivable and revenue for unbilled revenue if the services have been delivered and are billable in subsequent periods. Unbilled revenue made up 45% and 42% of outstanding accounts receivable, net of allowance for doubtful accounts as of March 31, 2017 and 2018, respectively.

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
Research and Development
Research and development ("R&D") consist primarily of personnel costs (including non-cash stock-based compensation expenses), outsourced software development and engineering service and cloud infrastructure fees for staging and development of outsourced engineering services. We capitalize the portion of our software development costs in instances where we invest resources to develop software for internal use. We plan to continue to invest in R&D to enhance current product offerings and develop new services.
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
Income Taxes
For the three months ended March 31, 2017 and 2018, our effective tax rate was 37.2% and 29.8%, respectively. The decrease in our effective tax rate is primarily due to the decrease in the federal statutory tax rate under the Tax Cuts and Jobs Act (the "Act").
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

Management's Discussion and Analysis

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
Consolidated

	Three Months Ended March 31,
	2017	2018
	(In thousands)
Consolidated Gross Profit	$18,059	$27,648
Depreciation	1,047	1,064
Stock-based compensation	20	18
Non-GAAP Gross Profit	$19,126	$28,730
Non-GAAP Gross Margin %	48%	54%
By Segment
CPaaS

	Three Months Ended March 31,
	2017	2018
	(In thousands)
CPaaS Gross Profit	$13,419	$16,992
Depreciation	1,047	1,064
Stock-based compensation	20	18
Non-GAAP Gross Profit	$14,486	$18,074
Non-GAAP Gross CPaaS Margin %	46%	46%
Other
There are no Non-GAAP adjustments to gross profit for the Other segment.

Management's Discussion and Analysis

Adjusted EBITDA
We define Adjusted EBITDA as net income adjusted to reflect the addition or elimination of certain income statement items including, but not limited to:

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

	Three Months Ended March 31,
	2017	2018

Net income	$2,989	$6,191
Income tax provision	1,772	2,634
Interest expense (income), net	421	(49)
Depreciation	1,166	1,222
Amortization	210	165
Stock-based compensation	246	493
Loss on disposal of property and equipment	9	9
Adjusted EBITDA	$6,813	$10,665

Non-GAAP Net Income
We define Non-GAAP net income as net income adjusted for certain items affecting period-to-period comparability. Non-GAAP net income excludes:

•	stock-based compensation;

•	amortization of acquired intangible assets related to the acquisition of Dash Carrier Services, LLC;

•	impairment charges of intangibles assets, if any;

•	loss (gain) on disposal of property and equipment;

•	estimated tax impact of above adjustments;

•	benefit resulting from the release of the valuation allowance on our deferred tax assets ("DTA"); and

•	impact on remeasurement of DTA as a result of 2017 tax reform.

Management's Discussion and Analysis

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

	Three Months Ended March 31,
	2017	2018
	(In thousands)
Net income	$2,989	$6,191
Stock-based compensation	246	493
Amortization related to acquisitions	130	130
Loss on disposal of property and equipment	9	9
Estimated tax effects of adjustments	(146)	(160)
Non-GAAP net income	$3,228	$6,663
Non-GAAP net income per Non-GAAP share
Basic	$0.24	$0.38
Diluted	$0.22	$0.33

Non-GAAP Weighted Average Number of Shares outstanding
Basic	11,798,565	17,658,611
Series A redeemable convertible preferred stock outstanding	1,775,000	—
Non-GAAP Basic Shares	13,573,565	17,658,611

Diluted	12,972,609	20,484,753
Series A redeemable convertible preferred stock outstanding	1,775,000	—
Non-GAAP Diluted Shares	14,747,609	20,484,753

Free Cash Flow
Free cash flow represents net cash provided by or used in operating activities less net cash used in the acquisition of property, plant and equipment and capitalized development costs of software for internal use. We believe free cash flow is a useful indicator of liquidity and provides information to management and investors about the amount of cash generated from our core operations that can be used for investing in our business. Free cash flow has certain limitations in that it does not represent the total increase or decrease in the cash balance for the period, it does not take into consideration investment in long-term securities, nor does it represent the residual cash flows available for discretionary expenditures. Therefore, it is important to evaluate free cash flow along with our condensed consolidated statements of cash flows.

Management's Discussion and Analysis

	Three Months Ended March 31,
	2017	2018
	(In thousands)
Net cash (used in) provided by operating activities	$(969)	$11,243
Net cash used in investing in capital assets (1)	(807)	(1,402)
Free cash flow	$(1,776)	$9,841
________________________
(1) Represents the acquisition cost of property, equipment and capitalized development costs for software for internal use.

Management's Discussion and Analysis

Results of Operations
Consolidated Results of Operations
The following table sets forth the consolidated statements of operations for the periods indicated.

	Three Months Ended March 31,
	2017	2018
	(In thousands)
Revenue:
CPaaS revenue	$31,647	$38,897
Other revenue	7,978	14,115
Total revenue	39,625	53,012
Cost of revenue:
CPaaS cost of revenue	18,228	21,905
Other cost of revenue	3,338	3,459
Total cost of revenue	21,566	25,364
Gross profit:
CPaaS	13,419	16,992
Other	4,640	10,656
Total gross profit	18,059	27,648
Operating expenses:
Research and development	2,682	3,781
Sales and marketing	2,558	4,522
General and administrative	7,637	10,569
Total operating expenses	12,877	18,872
Operating income	5,182	8,776
Other expense:
Interest (expense) income, net	(421)	49
Income before income taxes	4,761	8,825
Income tax provision	(1,772)	(2,634)
Net income	$2,989	$6,191

Management's Discussion and Analysis

The following table sets forth our results of operations as a percentage of our total revenue for the periods presented. *

	Three Months Ended March 31,
	2017	2018
Revenue:
CPaaS revenue	80%	73%
Other revenue	20%	27%
Total revenue	100%	100%
Cost of revenue:
CPaaS cost of revenue	46%	41%
Other cost of revenue	8%	7%
Total cost of revenue	54%	48%
Gross profit:
CPaaS	34%	32%
Other	12%	20%
Total gross profit	46%	52%
Operating expenses:
Research and development	7%	7%
Sales and marketing	6%	9%
General and administrative	19%	20%
Total operating expenses	32%	36%
Operating income	13%	17%
Other expense:
Interest (expense) income, net	(1)%	—%
Income before income taxes	11%	6%
Income tax provision	(4)%	(5)%
Net income	8%	12%
(*) Columns may not foot due to rounding.

Management's Discussion and Analysis

Comparison of the Three Months Ended March 31, 2017 and 2018
Revenue

	Three Months Ended March 31,
	2017	2018	Change
	(In thousands)
CPaaS revenue	$31,647	$38,897	$7,250	23%
Other revenue	7,978	14,115	6,137	77%
Total revenue	$39,625	$53,012	$13,387	34%
For the three months ended March 31, 2018, total revenue increased by $13.4 million, or 34%, compared to the same period in 2017, and CPaaS revenue increased by $7.3 million, or 23%, compared to the same period in 2017. The increase in CPaaS revenue was primarily attributable to an increase in the usage of all our service offerings, particularly our voice and messaging usage, which accounted for $10.1 million of the increase in CPaaS revenue, and our phone number services and 911-enabled phone number services, which accounted for $1.3 million of the increase in CPaaS revenue. This overall increase in CPaaS revenue was partially offset by $4.2 million related to pricing decreases that we have implemented over time with our customers in the form of lower usage prices to increase the reach and scale of our platform. The changes in usage and price in the three months ended March 31, 2018 compared to the same period in 2017 were reflected in our dollar-based net retention rate of 115%. The increase in usage was also attributable to a 26% increase in the number of active CPaaS customer accounts, from 819 as of March 31, 2017 to 1,028 as of March 31, 2018. In addition, revenue from new CPaaS customers contributed $2.6 million, or 8%, to CPaaS revenue for the three months ended March 31, 2018 compared to $1.4 million, or 5% to CPaaS revenue in the same period in 2017. As a percentage of total revenue, CPaaS revenue decreased from 80% to 73% from the three months ended March 31, 2017 to the same period in 2018. Other revenue increased by $6.1 million, or 77%, due to an increase in indirect revenue of $6.9 million, from the settlement of a dispute, and expected declines in our legacy services of $0.8 million.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2017	2018	Change
	(In thousands)
Cost of revenue:
CPaaS cost of revenue	$18,228	$21,905	$3,677	20%
Other cost of revenue	3,338	3,459	121	4%
Total cost of revenue	21,566	25,364	3,798	18%
Gross profit	$18,059	$27,648	$9,589	53%
Gross margin:
CPaaS	42%	44%
Other	58%	75%
Total gross margin	46%	52%

Management's Discussion and Analysis

For the three months ended March 31, 2018, total gross profit increased by $9.6 million, or 53%, compared to the same period in 2017. Total gross margin increased from 46% to 52% during the same period. In 2018, CPaaS cost of revenue increased by $3.7 million, or 20% compared to the same period in 2017. CPaaS cost of revenue increased primarily due to an increase in voice usage costs of $3.0 million due to growth in minutes used by customers, partially offset by a decrease in the cost per minute from vendors. Cost of phone numbers increased by $0.1 million due to an increase in phone numbers used by customers. Network costs also increased $0.5 million. For the three months ended March 31, 2018, CPaaS gross margin increased from 42% to 44% compared to the same period in 2017. Excluding depreciation and stock-based compensation of $1.1 million and $1.1 million for the three months ended March 31, 2017 and 2018, respectively, CPaaS Non-GAAP gross margin would have been 46% and 46% for the three months ended March 31, 2017 and 2018, respectively, and total Non-GAAP gross margin would have been 48% and 54% for the same periods.
Other cost of revenue increased by $0.1 million, which was due to a $0.4 million increase in cost of indirect revenue related to cost of carrier access revenue, partially offset by a $0.3 million decrease as a result of churn in legacy services.
Operating Expenses

	Three Months Ended March 31,
	2017	2018	Change
	(In thousands)
Research and development	$2,682	$3,781	$1,099	41%
Sales and marketing	2,558	4,522	1,964	77%
General and administrative	7,637	10,569	2,932	38%
Total operating expenses	$12,877	$18,872	$5,995	47%
For the three months ended March 31, 2018, research and development expenses increased by $1.1 million, or 41%, compared to the same period in 2017. This increase was primarily due to increased personnel costs of $1.0 million.
For the three months ended March 31, 2018, sales and marketing expenses increased by $2.0 million, or 77%, compared to the same period in 2017 primarily due to an overall increase in sales personnel costs of $1.5 million and other non-headcount costs of $0.5 million.
General and administrative expenses increased by $2.9 million for the three months ended March 31, 2018, or 38%, compared to the same period in 2017. This increase was due to higher personnel cost of $1.3 million. Facilities expense of $0.5 million, hosted software costs of $0.3 million and professional expenses of $0.7 million also contributed the overall general and administrative expenses.
Interest Expense, Net
For the three months ended March 31, 2018, interest expense decreased by $0.5 million compared to the same period in 2017, due to repayment of all outstanding debt in 2017 with the proceeds from the IPO and increased interest income from investments in marketable securities.
Income Tax Expense
For the three months ended March 31, 2018, income tax expense increased by $0.9 million compared to the same period in 2017. The effective tax rate for the three months ended March 31, 2018 was 29.8% compared to 37.2% in the same period in 2017. The change in tax rate is primarily due to the decrease in the federal statutory tax rate under the Act.

Management's Discussion and Analysis

Liquidity and Capital Resources

To date, our principal sources of liquidity have been the proceeds of $74.4 million, net of underwriting discounts and commissions, from our initial public offering in November 2017, in addition to free cash flow driven by payments received from customers using our services, as well as borrowings under our senior secured credit facility. We believe that our cash and cash equivalents balances, our marketable securities portfolio, our credit facility and the cash flows generated by our operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our belief may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors.” We may be required to seek additional equity or debt financing in order to meet these future capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.

Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2017	2018
	(In thousands)
Net cash (used in) provided by operating activities	$(969)	$11,243
Net cash used in investing activities	(807)	(9,900)
Net cash provided by (used in) financing activities	488	(240)
Net increase in cash and cash equivalents	$(1,288)	$1,103
Cash Flows from Operating Activities
For the three months ended March 31, 2018, cash provided by operating activities was $11.2 million, consisting of net income of $6.2 million adjusted for non-cash items. These non-cash items included depreciation and amortization expense of $1.4 million, stock-based compensation expenses of $0.5 million, deferred tax expense of $2.6 million and cash provided by changes in operating assets and liabilities of $0.5 million. Cash generated from operating assets and liabilities included an increase in deferred revenue of $5.9 million and a decrease in deferred costs of $0.1 million. Offsetting these cash generating items in assets and liabilities were increases in accounts receivable and prepaid expenses of $3.2 million and $0.5 million, respectively, and decreases in accrued expenses and accounts payable of $1.2 million and $0.7 million, respectively.

For the three months ended March 31, 2017, cash used in operating activities was $1.0 million, consisting of net income of $3.0 million adjusted for non-cash items. These non-cash items included depreciation and amortization expense of $1.4 million, stock-based compensation expenses of $0.2 million, deferred tax expense of $1.6 million and cash used in changes in operating assets and liabilities of $7.2 million. Cash outflows from operating assets and liabilities included increases in accounts receivable of $0.2 million, prepaid expenses and other assets of $1.2 million, deferred costs of $0.4 million along with decreases

Management's Discussion and Analysis

in accounts payable of $1.7 million and accrued expenses of $3.9 million. Offsetting these cash outflow items in assets and liabilities was an increase in deferred revenue and advance billings of $0.2 million.

Cash Flows from Investing Activities
For the three months ended March 31, 2018, cash used in investing activities from continuing operations was $9.9 million from the investment in marketable securities of $8.5 million, the purchase of property, plant and equipment of $1.0 million and capitalized internally developed software costs of $0.4 million.
For the three months ended March 31, 2017, cash used in investing activities from continuing operations was $0.8 million from the purchase of property, plant and equipment of $0.1 million and capitalized internally developed software costs of $0.7 million.
Cash Flows from Financing Activities
For the three months ended March 31, 2018, cash used in financing activities from continuing operations was $0.2 million consisting primarily of $0.3 million in costs from the initial public offering, partially offset by $0.1 million in proceeds from the issuances of common stock.
For the three months ended March 31, 2017, cash provided by financing activities from continuing operations was $0.5 million consisting primarily of $1.0 million in net borrowings on our line of credit, partially offset by $0.5 million in repayments on our term loan.
Debt
As of December 31, 2017 and March 31, 2018, the Company had $0 outstanding on the revolving loan and was in compliance with all financial and non-financial covenants for all periods presented. The available borrowing capacity under our revolving credit facility loan was $25,000 as of March 31, 2018.

As of December 31, 2017 and March 31, 2018, the outstanding unamortized loan fees for the revolving loan were $175 and $159, respectively, and were included in other long-term assets.
Contractual Obligations and Other Commitments
The following table summarizes our non-cancellable contractual obligations as of March 31, 2018:

	Total	Less Than 1 Year	1 to 2 Years	3 to 5 Years	More than 5 years
As of March 31, 2018:
Operating leases (1)	$25,763	$4,379	$10,261	$9,126	$1,997
Capital leases	67	67	—	—	—
Purchase obligations (2)	9,412	5,513	3,467	432	—
Total	$35,242	$9,959	$13,728	$9,558	$1,997
________________________
(1) Operating leases represent total future minimum rent payments under non-cancellable operating lease agreements. $8.7M increase in operating leases due to two new leases extending through 2025 (see Note 11, "Commitments and Contingencies," in our condensed consolidated financial statements).
(2) Purchase obligations represent total future minimum payments under contracts to various service providers. Purchase obligations exclude agreements that are cancellable without penalty.

Management's Discussion and Analysis

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
There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 26, 2018.

Management's Discussion and Analysis

Recently Issued Accounting Guidance
See Note 2, "Summary of Significant Accounting Policies," to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for a summary of recently adopted accounting standards and recent accounting pronouncements not yet adopted.
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
Interest Rate Risk
Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents totaling $39.0 million as of March 31, 2018, which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of interest bearing checking accounts and money market accounts. Marketable securities consist of U.S. treasury securities not otherwise classified as cash equivalents.
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
Our debt is comprised of a revolving line of credit account, which had no amount outstanding as of March 31, 2018. The revolving line of credit has an interest rate based on the 1-month LIBOR rate plus 225 basis points as of March 31, 2018. A one-eighth percentage point increase or decrease in the applicable rate for our credit facility (assuming the revolving portion of the credit facility is fully drawn) would have an annual impact of less than $0.1 million on cash interest expense.
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
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION
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
We face similar lawsuits brought directly by various state and local governments alleging underpayment of 911 taxes and surcharges, although we understand that Phone Recovery Services may be working in conjunction with each state or local government as a consultant on a contingency basis. The following county or municipal governments have named us in lawsuits associated with the collection and remittance of 911 taxes and surcharges: Birmingham Emergency Communications District, Alabama; Clayton County, Cobb County, DeKalb County, Fulton County, Gwinnett County, Macon-Bibb County, Georgia and Columbus Consolidated Government, Georgia (collectively, the “Georgia Cases”); Cook County and Kane County Illinois; City of Chicago, Illinois; the State of Illinois (collectively, the “Illinois Case”); Beaver County, Berks County, Bucks County, Butler County, Chester Co., Clarion County, Cumberland County, Dauphin County, Delaware County, Lancaster County, Lebanon County, Mercer County, Somerset County, Washington County, Westmoreland County, and York County, Pennsylvania (collectively, the “Pennsylvania Cases”); and Charleston County, South Carolina. The complaints allege that we failed to bill, collect and remit certain taxes and surcharges associated with 911 service pursuant to applicable laws. The Georgia Cases have been closed administratively during the appeal of a related case in the Georgia courts; the Georgia Cases may be reopened. We understand that Augusta-Richmond County, Bartow County, Chatham County, Cherokee County, City of Atlanta, City of Savannah, Forsyth County, Houston County and Spalding County, Georgia each intends to initiate legal proceedings against us with allegations substantially similar to those in the Georgia Cases. The Pennsylvania Case in Butler County, Pennsylvania was dismissed in August 2016 and that dismissal is currently pending appeal; the remaining Pennsylvania Cases have been stayed until the appeal of the dismissal of the Butler County, Pennsylvania Case is resolved. The Illinois Case was dismissed in December 2016; Phone Recovery Services timely filed a notice of appeal and the appeal is underway.
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
On January 29, 2018, we entered into a settlement agreement with MCI Communications Services, Inc. d/b/a Verizon Business and Verizon Select Services, Inc. (collectively, "Verizon") to resolve an ongoing dispute and litigation with Verizon, which is a carrier access billing ("CABS") customer of ours. The settlement agreement also resolved Verizon’s counter-claims against us. Pursuant to the settlement agreement, Verizon made a lump sum payment to us on February 8, 2018 of $4,400. Following receipt of the $4,400 payment, we issued Verizon bill credits with respect to other CABS amounts previously billed to Verizon, which were previously reserved and comprised the majority of the allowance for CABS revenue as of year-end. The settlement agreement also specifies certain term for our CABS billings to Verizon prospectively.

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

Item 1A. Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline.
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
We, along with many other telecommunications companies and similar service providers, currently are subject to litigation and a civil investigation regarding our billing, collection and remittance of non-income-based taxes and other similar charges regarding 911 services alleged to apply in certain states, counties, and municipalities located in Alabama, Georgia, Illinois, Minnesota, North Carolina, Pennsylvania, Rhode Island, South Carolina and the District of Columbia. See the section titled “Item 1. Legal Proceedings.” We may face similar litigation in other jurisdictions in the future. While we are vigorously defending these lawsuits, litigation is inherently uncertain. Tax assessments, penalties and interest or future requirements arising from these lawsuits, or any other lawsuits that may arise in other jurisdictions, may adversely affect our business, results of operations and financial condition.
We face a risk of litigation resulting from customer misuse of our services and software to make or send unauthorized calls and/or text messages in violation of the Telephone Consumer Protection Act.
Calls and/or text messages originated by our customers may subject us to potential risks. For example, the Telephone Consumer Protection Act of 1991 (the "TCPA") restricts telemarketing and the use of technologies that enable automatic calling and/or SMS text messages without proper consent. This may result in civil claims against us and requests for information through third-party subpoenas or regulatory investigations. The scope and interpretation of the laws that are or may be applicable to the making and/or delivery of calls and/or text messages are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining proper consent, we could become subject to lawsuits, fines, civil penalties, potentially significant statutory damages, consent decrees, injunctions, adverse publicity, loss of user confidence in our services, loss of users and other adverse consequences, which could materially harm our business.
The communications industry faces significant regulatory uncertainties and the resolution of these uncertainties could harm our business, results of operations and financial condition.
If current or future regulations change, the Federal Communications Commission ("FCC") or state regulators may not grant us any required regulatory authorization or may take action against us if we are found to have provided services without obtaining the necessary authorizations, or to have violated other requirements of their rules and orders. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may slow our growth and have a material adverse effect on our business, results of operations and financial condition.
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
While the FCC has to date generally subjected IP-based service providers to less stringent regulatory oversight than traditional common carriers, the FCC has imposed certain regulatory obligations on providers of VoIP services, including the obligations to contribute to the Universal Service Fund, to provide 911 services and/or to comply with the Communications Assistance for Law Enforcement Act. Some states have imposed taxes, fees and/or surcharges on VoIP telephony services. The imposition of additional regulations could have a material adverse effect on our business.
We must obtain and maintain permits and licenses to operate our network.
If we are unable, on acceptable terms and on a timely basis, to obtain and maintain the permits and licenses needed to expand and operate our network, our business could be materially adversely affected. In addition, the cancellation or non-renewal of the permits or licenses that are obtained could materially adversely affect our business. In particular, although we have received approval from the FCC and almost all applicable state public utility commissions, we are currently awaiting approval from the state public utility commission of California in connection with our expected change of control (the “Necessary Approvals”). Holders of our Class B common stock are prohibited from converting their shares of Class B common stock to Class A common stock prior to the earlier of: (i) the receipt of the Necessary Approvals and (ii) the 181st day following our initial public offering (the “Conversion Commencement Date”). If we have not received all Necessary Approvals by the Conversion Commencement Date, we will not be able to restrict holders of our Class B common stock from converting their shares of Class B common stock to Class A common stock, which may result in a change of control. If a change of control occurs prior to receipt of regulatory approval in a jurisdiction, we may be subject to fines, penalties, enforcement actions or loss of our authorization in such jurisdiction. In the event we are the target of an acquisition, the regulatory agencies responsible for granting, renewing or transferring permits and licenses may delay or reject applications to transfer such permits or licenses and as a result these uncertainties, we may not be as attractive an acquisition target.
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
In January 2018, the FCC adopted an order largely repealing its network neutrality rules. Among other things, the pre-existing network neutrality rules prevented providers of broadband internet access services - like cable and telephone companies - from blocking, impairing and degrading service offerings from non-affiliated third parties like us. The repeal of the pre-existing rules is not yet effective and several state attorneys’ general and associations have appealed the FCC’s repeal of the pre-existing network neutrality rules. There are also efforts in Congress to repeal the FCC’s January 2018 order. We cannot predict whether either the appeals or Congress will be successful and result in restoring the pre-existing network neutrality rules that prevent broadband internet access service providers from blocking, impairing and degrading offerings from third parties like us. If broadband providers were to block, impair or degrade our internet-based services or services we offer through our Bandwidth Communications Platform, or if broadband internet access providers were to charge us or our customers to access and use our internet-based services or services offered through our Bandwidth Communications Platform, we could lose customers, our profitability could decrease, or we may have to raise prices making our service less competitive in the marketplace. Most of the major broadband internet access providers have publicly stated that they will not block, impair or degrade third party offerings. We cannot predict the potential impact of the January 2018 FCC network neutrality order on our offerings at this time.
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
The European Union’s General Data Protection Regulation ("GDPR") becomes effective on May 25, 2018. If we are found to be in non-compliance with the GDPR, we could be subject to substantial monetary forfeitures and other penalties. Our business reputation could also suffer.
The EU adopted the GDPR, which will become effective on May 25, 2018, replacing the Data Protection Directive 95/46/EC. The GDPR provides for far more significant forfeitures and penalties than the regulation it replaces for noncompliance. Much remains unknown with respect to how to interpret and implement the GDPR. Moreover, for our internet-based service offerings as well as those services we offer through the Bandwidth Communications Platform, there is substantial complexity associated with interpreting and implementing the GDPR. Should we be found to be not in compliance with the GDPR, we could be subject to substantial monetary forfeitures and other penalties that could negatively impact our operating results. Our business reputation could also suffer. We cannot evaluate our potential liability at this time.
Our business could suffer if we cannot obtain or retain local or toll-free numbers, are prohibited from obtaining local or toll-free numbers, or are limited to distributing local or toll-free numbers to only certain customers.
Our future success depends on our ability to procure large quantities of local and toll-free numbers to meet customer demands in the United States at reasonable cost and without undue restrictions. Our ability to procure and distribute numbers depends on factors outside of our control, such as applicable regulations, the practices of the communications carriers that provide numbers to us in certain jurisdictions, the cost of obtaining and managing numbers and the level of demand for new numbers. Due to their limited availability, there are certain popular area code prefixes and specialized “vanity” toll-free numbers that we may not be able to obtain in desired quantities or at all. Our inability to acquire or retain numbers for our operations would make our services, including our Bandwidth Communications Platform, less attractive to potential customers that desire assignments of particular numbering resources. In addition, future growth of our customer base, together with growth of customer bases of other providers of communications services, has increased, which increases our dependence on needing large quantities of local and toll-free numbers associated with desirable area codes or specific toll-free numbering resources at a reasonable cost and without undue restriction. If we are not able to obtain or retain adequate local and toll-free numbers, or attractive subsets of such resources, our business, results of operations and financial condition could be materially adversely affected.
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
Certain of our IP telephony offerings, as well as the 911 solutions that we offer are subject to FCC rules governing the delivery of emergency calling services. Similar to other providers of IP telephony services, our 911 service are different from those associated with traditional local telecommunications services. These differences may lead to an inability to make and complete calls that would not occur for users of traditional telephony services. For example, to provide the emergency calling services required by the FCC’s rules to our IP telephony consumers, we may use components of both the wireline and wireless infrastructure in unique ways that can result in failed connections and calls routed to incorrect emergency call centers. Routing emergency calls over the Internet may be adversely affected by power outages and network congestion that may not occur for users of traditional telephony services. Emergency call centers may not be equipped with appropriate hardware or software to accurately process and respond to emergency calls initiated by consumers of our IP telephony services, and calls routed to the incorrect emergency call center can significantly delay response times for first responders. Users of our interconnected VoIP telephony services from a fixed address are required to manually update their location information for use when calling 911, and failure to do so may result in dispatching of assistance to the wrong location. Even manual updates made appropriately require a certain amount of time before the updated address appears in the relevant databases which could result in misrouting emergency calls to the wrong emergency calling center, dispatching first responders to the wrong address, or both. Moreover, the relevant rules with respect to what address information should be provided to emergency call centers when the call originates from a mobile application are unsettled. As a result, we could be subject to enforcement action by the FCC or other entities-possibly exposing us to significant monetary penalties, cease and desist orders, civil liability, loss of user confidence in our services, loss of users, and other adverse consequences, which could materially harm our business. The FCC’s rules, and some states, also impose other obligations on us, such as properly recording our customers’ registered locations, obtaining affirmative acknowledgement from customers that they are aware of the differences between emergency calling services associated with IP telephony as compared with traditional telecommunications services, and distribution of appropriate warning labels to place on or near hardware used to place IP telephony calls. Failure to comply with these requirements, or failure of our Bandwidth Communications Platform such that 911 calls did not complete or were misrouted, may result in FCC enforcement action, state attorneys’ general investigations, potential exposure to significant monetary penalties, cease and desist orders, civil liability to our users and their customers, loss of user confidence in our services, loss of users, and other adverse consequences, which could materially harm our business.

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
The financial markets in the United States have experienced substantial uncertainty during recent years. This uncertainty has included, among other things, extreme volatility in securities prices, drastically reduced liquidity and credit availability, rating downgrades of certain investments and declining values with respect to others. If capital and credit markets continue to experience uncertainty and available funds remain limited, we may not be able to obtain debt or equity financing or to refinance our existing indebtedness on favorable terms or at all, which could affect our strategic operations and our financial performance and force modifications to our operations. These conditions currently have not precluded us from accessing credit markets or financing our operations, but there can be no assurance that financial markets and confidence in major economies will not deteriorate. An extended period of economic deterioration could materially adversely affect our results of operations and financial condition and exacerbate some of the other risk factors contained in this Quarterly Report on Form 10-Q. For example, our customers might defer or entirely decline purchases of our services due to tighter credit or negative financial news or reduce demand for our services.

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
We conduct operations in many tax jurisdictions throughout the United States. In many of these jurisdictions, non-income-based taxes such as sales, use and telecommunications taxes, including those associated with (or potentially associated with) VoIP telephony services or 911 services, are or may be assessed on our operations. The systems and procedures necessary to comply in these jurisdictions are complex to develop and challenging to implement. Additionally, we rely heavily on third parties to provide us with key software and services for compliance. If these third parties cease to provide those services to us for any reason, or fail to perform services accurately and completely, we may not be able to accurately bill, collect or remit applicable non-income-based taxes. Historically, we have not billed or collected certain of these taxes and, in accordance with GAAP, we have recorded a provision for our tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. These estimates include several key assumptions including, but not limited to, the taxability of our services, the jurisdictions in which we believe we have nexus, and the sourcing of revenue to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, our actual exposure could differ materially from our current estimates.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Our disclosure controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers, and we continue to evaluate how to improve controls. We are also continuing to improve our internal control over financial reporting. In order to develop, maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.
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
Prior to our initial public offering, there was no public market for shares of our Class A common stock. On November 10, 2017, we sold shares of our Class A common stock to the public at $20.00 per share. From November 10, 2017, the date that our Class A common stock began trading on the NASDAQ Global Select Market, through April 30, 2018, the trading price of our Class A common stock has ranged from $18.05 per share to $33.23 per share. The trading price of our Class A common stock may continue to be volatile and could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial public offering, including our directors, executive officers and significant stockholders and their respective affiliates who held in the aggregate 89.5% of the voting power of our capital as of March 31, 2018. This limits or precludes your ability to influence corporate matters, including the election of directors, amendments to our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class A common stock has one vote per share, and our Class B common stock has ten votes per share. As of March 31, 2018, our directors, executive officers and holders of more than 5% of our common stock, and their respective affiliates, hold in the aggregate 89.5% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments to our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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

Item 2. Unregistered Sales of Equity Securities

Unregistered Sales of Equity Securities

From January 1, 2018 through March 31, 2018, we sold 48,904 shares of Class B common stock upon the exercise of warrants, at exercise prices ranging from $0.0004 to $6.57 per share, for an aggregate exercise price of $0.1 million.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales and issuances of the above securities were exempt from registration under the Securities Act (or Regulation D) by virtue of Section 4(a)(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were applied. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Use of Proceeds from Public Offering of Common Stock

In November 2017, we sold 4,000,000 shares of our Class A common stock at a public offering price of $20.00 per share, including shares sold in connection with the exercise of the underwriters' option to purchase additional shares. The offer and sale of all the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-220945), which was declared effective by the SEC on November 9, 2017. We received proceeds of $74.4 million, after deducting underwriting discounts and commissions of $5.6 million. In addition, we incurred expenses of approximately $5.4 million; thus, the net offering proceeds, after deducting underwriting discounts and offering expenses, were approximately $69.0 million. Upon the initial public offering and in accordance with David Morken's employment agreement, the Chief Executive Officer received a cash bonus of $750,000. No other payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or any affiliates. We invested the funds received in accordance with our board-approved investment policy, which provides for investments in obligations of the U.S. government, money market instruments, registered money market funds and corporate bonds. The underwriters of our initial public offering were Morgan Stanley, KeyBank Capital Markets, Baird, Canaccord Genuity and JMP Securities.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on November 13, 2017 pursuant to Rule 424(b) under the Securities Act.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
10.1	Office lease, by and between Keystone-Centennial II, LLC and Bandwidth Inc., dated January 12, 2018.	10-K	001-38285	10.22	2/26/2018
31.1	Certificate of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
101.INS	XBRL Instance Document.				Filed herewith
101.SCH	XBRL Taxonomy Schema Document.				Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith

*
The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

BANDWIDTH INC.

Date:	May 4, 2018	By:	/s/ David A. Morken
David A. Morken
Chief Executive Officer
(Principal Executive Officer)

Date:	May 4, 2018	By:	/s/ Jeffrey A. Hoffman
Jeffrey A. Hoffman
Chief Financial Officer
(Principal Accounting and Financial Officer)