Form 10-Q
period 2018-06-30
Bandwidth Inc.
filed 2018-08-03
CIK 1514416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________________
FORM 10-Q
______________________________________________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, 11,793,127 shares of the registrant’s Class A common stock and 7,040,405 shares of registrant’s Class B common stock were outstanding, respectively.

BANDWIDTH INC.
Quarterly Report on Form 10-Q
For the Three Months Ended June 30, 2018

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Forward-looking statements generally can be identified by the words “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “estimate,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations strategy, plans or intentions. Forward looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our ability to attract and retain customers, including large enterprises;

•	our approach to identifying, attracting and keeping new and existing customers, as well as our expectations regarding customer turnover;

•	our beliefs regarding network traffic growth and other trends related to the usage of our products and services;

•	our expectations regarding revenue, costs, expenses, gross margin, dollar based net retention rate, adjusted EBITDA, Non-GAAP net income and capital expenditures;

•	our beliefs regarding the growth of our business and how that impacts our liquidity and capital resources requirements;

•	the sufficiency of our cash and cash equivalents to meet our liquidity needs;

•	our ability to attract, train, and retain qualified employees and key personnel;

•	our beliefs regarding the expense and productivity of and competition for our sales force;

•	our expectations regarding headcount;

•	our ability to maintain and benefit from our corporate culture;

•	our plans to further invest in and grow our business, and our ability to effectively manage our growth and associated investments;

•	our ability to introduce new products and services and enhance existing products and services;

•	our ability to compete successfully against current and future competitors;

•	the evolution of technology affecting our products, services and markets;

•	the impact of certain new accounting standards and guidance as well as the time and cost of continued compliance with existing rules and standards;

•	our beliefs regarding the use of non-generally accepted accounting principles (“GAAP”) financial measures;

•	our ability to maintain, protect and enhance our intellectual property;

•	our expectations regarding litigation and other pending or potential disputes;

•	our ability to comply with modified or new laws and regulations; and

•	the increased expenses associated with being a public company.
We caution you that the foregoing list may not contain all the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BANDWIDTH INC.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	December 31, 2017	June 30, 2018
Assets
Current assets:
Cash and cash equivalents	$37,627	$45,806
Marketable securities	—	10,992
Accounts receivable, net of allowance for doubtful accounts	21,225	23,001
Prepaid expenses and other current assets	6,400	7,395
Total current assets	65,252	87,194
Property and equipment, net	14,946	19,331
Intangible assets, net	7,643	7,348
Deferred costs, non-current	2,068	1,811
Other long-term assets	1,192	798
Goodwill	6,867	6,867
Deferred tax asset	6,526	13,204
Total assets	$104,494	$136,553
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,025	$1,786
Accrued expenses and other current liabilities	15,725	18,531
Current portion of deferred revenue and advanced billings	5,768	5,607
Total current liabilities	24,518	25,924
Other liabilities	716	2,392
Deferred revenue, net of current portion	2,549	6,851
Total liabilities	27,783	35,167
Stockholders’ equity:
Class A and Class B common stock	17	19
Additional paid-in capital	102,465	110,437
Accumulated deficit	(25,771)	(9,068)
Accumulated other comprehensive loss	—	(2)
Total stockholders’ equity	76,711	101,386
Total liabilities and stockholders’ equity	$104,494	$136,553
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018
Revenue	$39,526	$48,304	$79,151	$101,316
Cost of revenue	22,294	26,566	43,860	51,930
Gross profit	17,232	21,738	35,291	49,386
Operating expenses:
Research and development	2,409	4,435	5,091	8,216
Sales and marketing	2,413	4,654	4,971	9,176
General and administrative	8,257	11,490	15,894	22,059
Total operating expenses	13,079	20,579	25,956	39,451
Operating income	4,153	1,159	9,335	9,935
Other (expense) income, net	(991)	90	(1,412)	139
Income before taxes	3,162	1,249	7,923	10,074
Income tax (provision) benefit	(1,215)	9,263	(2,987)	6,629
Net income	$1,947	$10,512	$4,936	$16,703
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities, net of income tax benefit	$—	$4	$—	$(2)
Total comprehensive income	$1,947	$10,516	$4,936	$16,701
Earnings per share:
Net income	$1,947	$10,512	$4,936	$16,703
Less: net income allocated to participating securities	254	—	645	—
Net income attributable to common stockholders	$1,693	$10,512	$4,291	$16,703
Net income per share:
Basic	$0.14	$0.58	$0.36	$0.93
Diluted	$0.13	$0.50	$0.33	$0.80
Weighted average number of common shares outstanding:
Basic	11,814,584	18,154,964	11,806,619	17,908,159
Diluted	12,889,334	20,893,653	12,977,606	20,866,777
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2017	2018
Operating activities
Net income	$4,936	$16,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,821	2,683
Accretion of bond discount	—	(26)
Amortization of debt issuance costs	64	32
Stock-based compensation	490	1,255
Change in fair value of shareholders’ anti-dilutive arrangement	553	—
Deferred taxes	2,456	(6,677)
Loss on disposal of property and equipment	9	10
Changes in operating assets and liabilities:
Accounts receivable	(130)	(1,776)
Prepaid expenses and other assets	(1,180)	(620)
Deferred costs	(598)	225
Accounts payable	(2,997)	(2,375)
Accrued expenses and other liabilities	(2,229)	3,542
Deferred revenue and advanced billings	811	4,141
Net cash provided by operating activities	5,006	17,117
Investing activities
Purchase of property and equipment	(1,123)	(3,113)
Capitalized software development costs	(1,598)	(1,547)
Proceeds from sale of property and equipment	3	3
Purchase of marketable securities	—	(13,995)
Maturities of marketable securities	—	3,000
Net cash used in investing activities	(2,718)	(15,652)
Financing activities
Borrowings on line of credit	4,000	—
Repayments on line of credit	(6,500)	—
Payments on capital leases	(23)	(50)
Repayments on term loan	(1,000)	—
Payment of costs related to the initial public offering	—	(285)
Proceeds from issuances of common stock	109	7,004
Net cash (used in) provided by financing activities	(3,414)	6,669
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,126)	8,134
Cash, cash equivalents, and restricted cash, beginning of period	7,028	37,870
Cash, cash equivalents, and restricted cash, end of period	$5,902	$46,004
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$965	$45
Cash paid for taxes	$484	$155
Supplemental disclosure of noncash investing and financing activities
Purchase of property and equipment, accrued but not paid	$74	$2,126
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
The condensed consolidated balance sheet as of December 31, 2017, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis. Additionally, certain items in the prior period financial statements have been reclassified to conform with the current year presentation.
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

Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:
For the six months ended June 30, 2018:

	December 31, 2017	June 30, 2018
Cash and cash equivalents	$37,627	$45,806
Restricted cash	243	198
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$37,870	$46,004
For the six months ended June 30, 2017:

	December 31, 2016	June 30, 2017
Cash and cash equivalents	$6,788	$5,679
Restricted cash	240	223
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$7,028	$5,902
Restricted cash is for Automated Clearing House (“ACH”) availability, customer deposits and for credit card security. The Company has classified this asset as a long-term asset in order to match the expected period of restriction and is included in Other long-term assets in the condensed consolidated balance sheets.

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
With regard to customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As of December 31, 2017, one customer represented approximately 13% of the Company’s accounts receivable, net of allowance for doubtful accounts. As of June 30, 2018, no individual customer represented more than 10% of the Company’s accounts receivable, net of allowance for doubtful accounts.
For the three and six months ended June 30, 2017 and 2018, no individual customer represented more than 10% of the Company’s total revenue.
Recently Adopted Accounting Standards
In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718, Compensation-Stock Compensation. ASU 2017-09 was effective for fiscal years and interim periods within those years beginning after December 15, 2017. The adoption of this standard did not have a material impact on the Company’s financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business, which amends the guidance of FASB Accounting Standards Codification Topic 805, “Business Combinations”, adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. This guidance was effective for annual and interim periods beginning after December 15, 2017. The impact from the adoption of this standard is dependent upon future transactions.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, which requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 was effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. The adoption of this standard did not have a material impact on the Company’s financial statements.

In November 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires companies to account for the income tax effects of intercompany transfers of assets other than inventory (e.g., intangible assets) when the transfer occurs. This guidance was effective for fiscal years beginning after December 15, 2017. The adoption of this standard did not have a material impact on the Company’s financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. ASU 2016-15 was effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company adopted this standard retrospectively and it had no material impact on the Company’s financial statements.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands except share and per share amounts)

Recent Accounting Pronouncements Not Yet Adopted
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which addresses the income tax effects of items in accumulated other comprehensive income (“AOCI”) which were originally recognized in other comprehensive income, rather than in income from continuing operations. Specifically, it permits a reclassification from AOCI to retained earnings for the adjustment of deferred taxes due to the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate resulting from the U.S. tax law changes enacted in December 2017. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The new guidance must be applied either on a prospective basis in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the U.S. tax law changes are recognized. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment. The ASU requires impairment charges to be based on the first step in today’s two-step impairment test. ASU 2017-04 is effective for annual and interim impairment tests performed in periods beginning after December 15, 2021, and early adoption is permitted. Management does not expect the adoption of this guidance to have a significant impact on the Company’s financial statements.

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

The Company is in the process of completing its evaluation of the potential impacts of the new standard on its consolidated financial statements and has selected a modified retrospective transition method with cumulative effect adjustment. Additionally, the Company has engaged a third-party service provider to assist in the design of a new technology solution to comply with the requirements of ASU 2014-09. While the Company has not yet completed the full analysis of the impact of the new standard, based on the evaluation to date, the Company does not expect the adoption of the guidance to have a material impact on its financial results. The Company will continue to monitor and assess the impact of the changes of the new standard and the related interpretations of its application as they become available.

3. Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses approximate fair value as of December 31, 2017 and June 30, 2018 because of the relatively short duration of these instruments. Marketable securities consist of U.S. treasury securities not otherwise classified as cash equivalents. All marketable securities are considered to be available-for-sale and are recorded at their estimated fair values. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income (loss).
The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following table summarizes the assets measured at fair value as of December 31, 2017 and June 30, 2018:

	Fair value measurements on a recurring basis December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market account (included in cash and cash equivalents	$28,015	$—	$—	$28,015
Total financial assets	$28,015	$—	$—	$28,015
There were no marketable securities as of December 31, 2017.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands except share and per share amounts)

	Amortized cost or carrying value	Unrealized gains	Unrealized losses	Fair value measurements on a recurring basis June 30, 2018
				Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents:
Money market account	$15,177	$—	$—	$15,177	$—	$—	$15,177
U.S. Reverse repurchase agreements	17,000	—	—	—	17,000	—	17,000
Total included in cash and cash equivalents	32,177	—	—	15,177	17,000	—	32,177
Marketable securities:
U.S. treasury securities	10,995	—	(3)	—	10,992	—	10,992
Total marketable securities	10,995	—	(3)	—	10,992	—	10,992
Total financial assets	$43,172	$—	$(3)	$15,177	$27,992	$—	$43,169
The Company classifies its marketable securities as current assets as they are available for current operating needs. The following table summarizes the contractual maturities of marketable securities as of June 30, 2018:

	Amortized cost	Aggregate fair value
Financial assets:
Less than one year	$10,995	$10,992
Total	$10,995	$10,992
For fixed income securities that had unrealized losses as of June 30, 2018, the Company determined that no other-than-temporary impairment existed. As of June 30, 2018, all securities in an unrealized loss position have been in an unrealized loss position for less than one year. During the three and six months ended June 30, 2018, there were $3,000 in maturities of marketable securities. Interest earned on marketable securities in the three and six months ended June 30, 2018 was $32 and $48, respectively, and is recorded as other (expense) income, net, in the accompanying condensed consolidated statements of operations and comprehensive income.
4. Financial Statement Components
Accounts receivable, net of allowance for doubtful accounts consist of the following:

	December 31,	June 30,
	2017	2018
Trade accounts receivable	$44,692	$13,375
Unbilled accounts receivable	8,653	10,791
Allowance for doubtful accounts	(32,463)	(1,473)
Other accounts receivable	343	308
Total accounts receivable, net	$21,225	$23,001

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands except share and per share amounts)

Components of allowance for doubtful accounts are as follows:

	Three months ended June 30,		Six months ended June 30,
Allowance for doubtful accounts:	2017	2018	2017	2018
Balance, beginning of period	$88	$142	$255	$189
Charged to bad debt expense	55	209	12	210
Deductions (1)	(31)	(209)	(155)	(257)
Balance, end of period	$112	$142	$112	$142
________________________
(1) Write off of uncollectible accounts after all collection efforts have been exhausted.

	Three months ended June 30,		Six months ended June 30,
Allowance for CABS revenue:	2017	2018	2017	2018
Balance, beginning of period	$24,736	$1,148	$22,316	$32,274
Write-off of previously outstanding and fully reserved billings related to settlement	—	—	—	(24,968)
Billings deemed not probable of collection (1)	2,706	183	5,169	301
Revenue recognized from outstanding billings previously deemed uncollectible related to settlement	—	—	—	(6,268)
Deductions (2)	(41)	—	(84)	(8)
Balance, end of period	$27,401	$1,331	$27,401	$1,331
________________________
(1) Represents amounts billed in the period but where collectibility is not probable based on customers collection experience. Amounts were charged to a contra-revenue account.
(2) Write off of uncollectible accounts after all collection efforts have been exhausted.

	Three months ended June 30,		Six months ended June 30,
CABS revenue:	2017	2018	2017	2018
Billed	$4,939	$3,129	$9,550	$7,208
Revenue recognized from current billings (2)	2,233	2,946	4,381	6,907
Billings deemed not probable of collection (1)	$2,706	$183	$5,169	$301
________________________
(1) Represents amounts billed in the period but where collectibility is not probable based on customers collection experience. Amounts were charged to a contra-revenue account.
(2) Does not include $6,268 in revenue recognized as a result of a settlement agreement related to previously billed and outstanding and uncollectible invoices.

On January 29, 2018, the Company and Verizon entered into a settlement agreement to resolve an ongoing dispute and litigation with Verizon, which is a CABS customer of the Company. The settlement agreement also resolved Verizon’s counter-claims against the Company. Pursuant to the settlement agreement, Verizon made a lump sum payment to the Company on February 8, 2018 of $4,400, which was recognized as revenue during the three months ended March 31, 2018. Immediately following receipt of the $4,400 payment, the Company issued to Verizon bill credits with respect to other CABS amounts previously billed and reserved to Verizon of $24,968. The amount credited to Verizon comprised the majority of the allowance for CABS revenue as of December 31, 2017. During the three months ended March 31, 2018, the Company recognized as revenue $6,268, including the $4,400 payment made on February 8, 2018 and the remaining outstanding receivables which had been previously reserved as uncollectible, but for which collection was no longer in doubt as a result of the settlement. The settlement agreement also specifies certain terms for the Company’s CABS billings to Verizon prospectively.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands except share and per share amounts)

Accrued expenses and other current liabilities consisted of the following:

	December 31,	June 30,
	2017	2018
Accrued expense	$6,851	$9,955
Accrued compensation and benefits	5,237	4,121
Accrued sales, use, and telecom related taxes	3,030	3,525
Other accrued expenses	607	930
Total accrued expenses and other current liabilities	$15,725	$18,531

5. Property and Equipment
Property and equipment, net consisted of the following:

	December 31,	June 30,
	2017	2018
Furniture and fixtures	$863	$872
Computer and office equipment	7,545	7,028
Telecommunications equipment	19,985	22,758
Leasehold improvements	453	2,374
Software development costs	15,517	17,172
Automobile	10	10
Total cost	44,373	50,214
Less—accumulated depreciation	(29,427)	(30,883)
Total property and equipment, net	$14,946	$19,331
The Company capitalized $921 and $1,598 of software development costs in the three and six months ended June 30, 2017, respectively, and $1,106 and $1,547 in the three and six months ended June 30, 2018, respectively.

Amortization expense related to capitalized software development costs were $556 and $1,136 in the three and six months ended June 30, 2017, respectively, and $425 and $873 in the three and six months ended June 30, 2018, respectively.

The Company recognized depreciation expense, which includes amortization of capitalized software development costs, as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018
Cost of revenue	$1,036	$1,015	$2,083	$2,078
Research and development	13	31	23	61
Sales and marketing	6	12	13	22
General and administrative	180	108	282	227
Total depreciation expense	$1,235	$1,166	$2,401	$2,388

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands except share and per share amounts)

6. Intangible Assets
Intangible assets consisted of the following as of December 31, 2017:

	Gross amount	Accumulated amortization	Net carrying value	Amortization period
				(Years)
Customer relationships	$10,396	$(3,552)	$6,844	20
Domain name and related trademarks	2,678	(2,643)	35	3–7
Licenses, amortizable	341	(341)	—	2
Non-compete agreements	139	(139)	—	2–5
Developed technology	775	(775)	—	3
Licenses, indefinite lived	764	—	764	Indefinite
Total intangible assets, net	$15,093	$(7,450)	$7,643
Intangible assets consisted of the following as of June 30, 2018:

	Gross amount	Accumulated amortization	Net carrying value	Amortization period
				(Years)
Customer relationships	$10,396	$(3,812)	$6,584	20
Domain name and related trademarks	2,678	(2,678)	—	3–7
Licenses, amortizable	341	(341)	—	2
Non-compete agreements	139	(139)	—	2–5
Developed technology	775	(775)	—	3
Licenses, indefinite lived	764	—	764	Indefinite
Total intangible assets, net	$15,093	$(7,745)	$7,348
Amortization expense for definite lived intangible assets was $210 and $420 in the three and six months ended June 30, 2017, respectively, and $130 and $295 in the three and six months ended June 30, 2018, respectively.
Future estimated amortization expense for definite lived intangible assets subsequent to June 30, 2018 is as follows:

Amount
2018 (remaining)	$260
2019	520
2020	520
2021	520
2022	520
Thereafter	4,244
$6,584
7. Debt
Revolving Loan

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands except share and per share amounts)

As of December 31, 2017 and June 30, 2018, the Company had $0 outstanding on the revolving loan and was in compliance with all financial and non-financial covenants for all periods presented. The available borrowing capacity under the revolving loan was $25,000 as of June 30, 2018.

As of December 31, 2017 and June 30, 2018, the outstanding unamortized loan fees associated with the availability of the revolving loan were $175 and $143, respectively, and are included in other long-term assets.

Capital Leases

The Company leases various equipment under leases accounted for as capital leases with expiration dates ranging from October 2018 through December 2018. As of December 31, 2017, cost and accumulated depreciation of the assets under capital leases recorded by the Company were $1,951 and $1,832, respectively. As of June 30, 2018, cost and accumulated depreciation of the assets under capital leases recorded by the Company were $1,951 and $1,871, respectively.

Remaining payments due on the Company’s capital lease obligations as of June 30, 2018, are as follows:

Amount
2018 (remaining)	$42
Less amount representing interest	—
Current portion of long-term capital lease obligation (1)	42
Less current maturities	42
Long-term capital lease obligation	$—
______________________
(1) Included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

8. Segment and Geographic Information
The Company has two reportable segments, CPaaS and Other. Segments are primarily evaluated based on revenue and gross profit. The Company does not allocate operating expenses, interest expense or income tax expense to its segments. Accordingly, the Company does not report such information. Additionally, the Chief Operating Decision Maker does not evaluate the Company’s operating segments using discrete asset information. The segments share the majority of the Company’s assets. Therefore, no segment asset information is reported.

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018
CPaaS
Revenue	$31,547	$39,833	$63,194	$78,730
Cost of revenue	18,919	23,137	37,147	45,042
Gross profit	$12,628	$16,696	$26,047	$33,688
Other
Revenue	$7,979	$8,471	$15,957	$22,586
Cost of revenue	3,375	3,429	6,713	6,888
Gross profit	$4,604	$5,042	$9,244	$15,698
Consolidated
Revenue	$39,526	$48,304	$79,151	$101,316
Cost of revenue	22,294	26,566	43,860	51,930
Gross profit	$17,232	$21,738	$35,291	$49,386

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands except share and per share amounts)

All assets were held in the United States as of December 31, 2017 and June 30, 2018.

The Company generates its revenue primarily in the United States. Revenue by geographical area is detailed in the table below (which is determined based on the customer billing address):

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018
United States	$39,385	$48,154	$78,903	$100,978
International	141	150	248	338
Total	$39,526	$48,304	$79,151	$101,316
9. Stockholders’ Equity
Preferred Stock
As of December 31, 2017 and June 30, 2018, the Company had authorized 10,000,000 shares of undesignated preferred stock, par value $0.001, of which no shares were issued and outstanding.

Common Stock
As of December 31, 2017 and June 30, 2018, the Company had authorized 100,000,000 shares of Class A common stock with one vote per share and 20,000,000 shares of Class B common stock with ten votes per share, each par value $0.001. As of December 31, 2017, 4,197,831 and 13,440,724 shares of Class A and B common stock, respectively, were issued and outstanding. As of    June 30, 2018, 11,375,229 and 7,436,718 shares of Class A and B common stock, respectively, were issued and outstanding.
Shares of Class B common stock are convertible into shares of Class A common stock upon the stockholder’s voluntary written notice to the Company’s transfer agent or a transfer by the stockholder, subject to limited exceptions for transfers for estate planning purposes.

The Company had reserved shares of common stock for issuance under stock-based award agreements as follows:

	December 31,	June 30,
	2017	2018
Stock options issued and outstanding	3,659,791	2,545,717
Nonvested restricted stock units issued and outstanding	—	314,728
Stock purchase warrants issued and outstanding	51,350	—
Stock-based awards available for grant under the 2017 Plan	1,050,000	917,284
	4,761,141	3,777,729

10. Stock Based Compensation
2001 and 2010 Stock Option Plans
During 2001, the Company adopted the Bandwidth Inc. Stock Option Plan (the “2001 Plan”). As of July 26, 2010, the Company adopted the 2010 Equity Compensation Plan (the “2010 Plan”).

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands except share and per share amounts)

Following the effectiveness of the 2010 Plan, the Company did not make any further grants under the 2001 Plan. However, the 2001 Plan continues to govern the terms and conditions of the outstanding awards granted under it. On November 9, 2017, the 2010 Plan was terminated in connection with the Company’s IPO. Accordingly, no shares are available for future issuance under the 2010 Plan. However, the 2010 Plan continues to govern the terms and conditions of the outstanding awards granted thereunder.
2017 Incentive Award Plan
The Company’s 2017 Incentive Award Plan (the “2017 Plan”) became effective on November 9, 2017. The 2017 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, dividend equivalents, restricted stock units, and other stock or cash based awards to employees, consultants and directors of the Company. A total of 1,050,000 shares of the Company’s Class A common stock were originally reserved for issuance under the 2017 Plan. These available shares automatically increase each January 1, beginning on January 1, 2018, by 5% of the number of shares of the Company’s Class A common stock outstanding on the final day of the immediately preceding calendar year. On January 1, 2018, the shares available for grant under the 2017 Plan were automatically increased by 200,000 shares.
The terms of the stock option grants are determined by the Company’s Board of Directors. The Company’s stock options vest based on terms of the stock option agreements, which is generally over four years. The stock options have a contractual life of ten years.
RSUs granted under the 2017 Plan are subject to a time-based vesting condition. The compensation expense related to these awards is based on the grant date fair value of the RSUs and is recognized on a ratable basis over the applicable service period. The Company granted restricted stock units to its non-employee Board of Directors, some of which vested immediately while others vest 25% as of each calendar quarter immediately following the grant date. Other RSUs awarded to executives and employees are earned over a service period of four years.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands except share and per share amounts)

Stock options
The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below:

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018
Expected dividend yield	0%	N/A	0%	0%
Expected stock price volatility	47%	N/A	47%	47%
Average risk-free interest rate	1.9%	N/A	1.9%-2.3%	2.5%
Expected life	6.2 years	N/A	6.2 years	6.2 years
Fair value of common stock	$9.60	N/A	$9.60	$22.81
________________________
No options were granted in the three months ended June 30, 2018.

The following summarizes the stock option activity for the six months ended June 30, 2018:

	Number of options outstanding	Weighted- average exercise price (per share)	Weighted- average remaining contract life (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2017	3,659,791	$6.88	4.38	$59,436
Granted	17,988	22.81
Exercised	(1,117,646)	6.23		33,525
Forfeited or cancelled	(14,416)	12.07
Outstanding as of June 30, 2018	2,545,717	$7.25	4.35	$78,239

Options vested and exercisable at June 30, 2018	2,197,792	$6.46	3.74	$69,275
Aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the option exercise price and the estimated fair value of the Company’s common stock. Prior to the IPO, the fair value of the Company’s common stock was estimated by the Company’s board of directors. After the IPO, the fair value of the Company’s common stock is the Company’s Class A common stock price as reported on the NASDAQ Global Select Market.
The weighted average grant-date fair value of stock options granted was $4.30 and $4.34 for the three and six months ended June 30, 2017, respectively, and $11.10 for the six months ended June 30, 2018. No options were granted during the three months ended June 30, 2018.
The total estimated grant date fair value of options vested was $510 and $627 for the three and six months ended June 30, 2017, respectively, and $360 and $471 for the three and six months ended June 30, 2018, respectively.
As of June 30, 2018, total unrecognized compensation cost related to all non-vested stock options was $1,618, which will be amortized over a weighted-average period of 2.40 years.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands except share and per share amounts)

Restricted Stock Units
The following summarizes the restricted stock unit activity for the periods presented:

	Number of awards outstanding	Weighted-average grant date fair value (per share)
Nonvested RSUs as of December 31, 2017	—	$—
Granted	325,730	26.01
Vested	(6,512)	22.81
Forfeited or cancelled	(4,490)	28.89
Nonvested RSUs as of June 30, 2018	314,728	$26.03
As of June 30, 2018, total unrecognized compensation cost related to non-vested RSUs was $7,573, which will be amortized over a weighted-average period of 3.63 years.
Stock-Based Compensation Expense

The Company recognized total stock-based compensation expense in continuing operations as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018
Cost of revenue	$21	$32	$41	$49
Research and development	30	129	62	203
Sales and marketing	43	140	70	218
General and administrative	150	461	317	785
Total	$244	$762	$490	$1,255

11. Commitments and Contingencies
Operating Leases
The Company leases approximately 178,000 square feet of office space under operating lease agreements that expire at various dates beginning in 2021 and extend through 2025 in several locations within the United States including its headquarters, which is located in Raleigh, NC. On January 12, 2018, the Company entered into an 84-month operating lease agreement to provide 40,035 square feet of additional office space. This new lease is expected to be occupied in September 2018. On March 27, 2018, the Company entered into a 60-month operating lease agreement to provide 5,930 square feet of additional office space, which commenced in June 2018. The leases contain escalation clauses and various landlord concessions including tenant improvement allowances. The Company recognizes the total minimum lease payments on a straight-line basis over the term of the lease.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands except share and per share amounts)

Future minimum lease payments required under operating leases as of June 30, 2018 are as follows:

Amount
2018 (remaining)	$2,262
2019	5,004
2020	5,180
2021	5,254
2022	3,438
Thereafter	3,717
$24,855
The Company incurred rent expense of $868 and $1,380 for the three and six months ended June 30, 2017, respectively, and $1,022 and $1,955 for the three and six months ended June 30, 2018, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.
On April 20, 2015, the Company created a wholly owned subsidiary, Republic Wireless, Inc. (“Republic”), which was incorporated in Delaware. On November 30, 2016, the Company completed a pro-rata distribution of the common stock of Republic to its stockholders of record as of the close of business (the “Spin-Off”).
In conjunction with the Spin-Off, the Company signed a Facilities Service Agreement with Republic in which the Company agreed to sub-lease 40,657 square feet of office space to Republic. The sub-lease is non-cancellable and extends to May 2022. The Company recorded a reduction of rent expense of $217 and $446 for the three and six months ended June 30, 2017, respectively, and $251 and $502 for the three and six months ended June 30, 2018, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.

Future minimum sub-lease receipts required under the non-cancellable lease as of June 30, 2018 are as follows:

Amount
2018 (remaining)	$513
2019	1,042
2020	1,065
2021	1,089
2022	594
Thereafter	$4,303
Contractual Obligations
On October 25, 2015, the Company entered into an agreement with a telecommunications service provider. The service agreement requires the Company to pay a monthly recurring charge beginning on January 1, 2016 associated with the services received. The service agreement is non-cancellable and contains annual minimum commitments of $1,200 to be fulfilled over five years or for as long as the Company continues to receive services from this vendor. In addition, as of June 30, 2018 the Company has $4,590 in other non-cancellable purchase obligations, consisting of primarily network equipment maintenance and software license contracts.
Legal Matters

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
12. Employee Benefit Plan
The Company sponsors a defined contribution 401(k) plan which allows eligible employees to defer a portion of their compensation. The Company, at its discretion, may make matching contributions. The Company made matching contributions of $64 and $415 for the three and six months ended June 30, 2017, respectively, and $259 and $546 for the three and six months ended June 30, 2018, respectively.
13. Income Taxes
At the end of each interim reporting period, the Company determines the income tax provision by using an estimate of the annual effective tax rate, adjusted for discrete items occurring in the quarter. The effective income tax rate reflects the effect of federal and state income taxes, the benefit associated with research and development income tax credits and certain non-deductible items.

The Company’s effective tax rate was 38.4% and 37.7% for the three and six months ended June 30, 2017, respectively, and (741.6)% and (65.8)% for the three and six months ended June 30, 2018, respectively. The change in tax rate is primarily due to the decrease in the federal statutory tax rate under the Tax Cuts and Jobs Act from 35% to 21%, prior and current year research and development tax credits, as well as the impact of stock compensation tax deductions as a result of exercises, which occurred during the three months ended June 30, 2018.

The Company’s effective tax rate for the three and six months ended June 30, 2018, respectively, is lower than the U.S. federal statutory rate of 21.0% primarily due to the impact of stock compensation tax deductions.

There has been no material change to the Company’s SAB 118 assertion.

14. Related Parties
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

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands except share and per share amounts)

The Company received net compensation under the Transition Services Agreement of $160 and $511 for the three and six months ended June 30, 2017, respectively, and $22 and $50 for the three and six months ended June 30, 2018, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. In addition, there was approximately $15 and $6 due from Republic as of December 31, 2017 and June 30, 2018, respectively, which was recorded within accounts receivable in the accompanying condensed consolidated balance sheets.
The Company received rental payments under the Facilities Sharing Agreement of $216 and $446 for the three and six months ended June 30, 2017, respectively, and $251 and $502 for the three and six months ended June 30, 2018, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. No amounts were due to the Company under the Facilities Sharing Agreement as of December 31, 2017 and June 30, 2018.
The Tax Sharing Agreement governs rights and obligations after the Spin-Off regarding income taxes and other taxes, including tax liabilities and benefits, attributes, returns and contests. There are no amounts outstanding or payable under this agreement as of December 31, 2017 and June 30, 2018.
The Master Services Agreement specifies certain wholesale telecommunications services to be provided by the Company. The agreement is cancellable at any time by either party. The Company provided telecommunication services to Republic of $540 and $1,073 for the three and six months ended June 30, 2017, respectively, and $1,005 and $1,991 for the three and six months ended June 30, 2018, respectively. The Company recognized such amounts as revenue in the accompanying condensed consolidated statements of operations and comprehensive income. As of December 31, 2017 and June 30, 2018, the Company had a receivable of $311 and $343, respectively, under the Master Services Agreement.
Subsequent to the expiration of the 180-day blackout window on May 9, 2018, Republic employees that held Bandwidth stock options began exercising their options. Upon exercise, Bandwidth withholds the employee tax amounts due from the proceeds. For the three months ended June 30, 2018, Bandwidth had collected on behalf of and remitted withholding tax to Republic of $6,475 and had a related payable of $0 as of June 30, 2018.
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
As of January 1, 2018, the Company no longer had outstanding securities other than common stock, which required holders’ participation in dividends and earnings; therefore, the Company no longer was required to calculate EPS under the two-class method. Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by giving effect to all potential shares of common stock, including stock options, stock related to unvested restricted stock awards, and outstanding warrants to the extent dilutive.
The components of basic and diluted earnings per share, or EPS, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018
Earnings per share
Net income	$1,947	$10,512	$4,936	$16,703
Less: net income allocated to participating securities	254	—	645	—
Net income attributable to common stockholders	$1,693	$10,512	$4,291	$16,703
Net income per share:
Basic	$0.14	$0.58	$0.36	$0.93
Diluted	$0.13	$0.50	$0.33	$0.80
Weighted Average Number of Common Shares Outstanding
Basic	11,814,584	18,154,964	11,806,619	17,908,159
Dilutive effect of stock options, restricted stock units, and warrants	1,074,750	2,738,689	1,170,987	2,958,618
Diluted	12,889,334	20,893,653	12,977,606	20,866,777

The following common share equivalents have been excluded from the calculation of weighted-average common shares outstanding, because the effect is anti-dilutive for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018
Anti-dilutive Disclosure
Series A redeemable convertible preferred stock outstanding	1,775,000	—	1,775,000	—
Stock options issued and outstanding	747,581	—	648,788	15,603
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in this Quarterly Report on Form 10-Q. Our fiscal year ends on December 31.

Management’s Discussion and Analysis

Overview
We are a leading cloud-based communications platform for enterprises in the United States. Our solutions include a broad range of software application programming interfaces (“APIs”) for voice and text functionality and our owned and managed, purpose-built internet protocol (“IP”) voice network, one of the largest in the nation. Our sophisticated and easy-to-use software APIs allow enterprises to enhance their products and services by incorporating advanced voice and text capabilities. Companies use our platform to more frequently and seamlessly connect with their end users, add voice calling capabilities to residential Internet of Things (“IoT”) devices, offer end users new mobile application experiences and improve employee productivity, among other use cases. By owning and operating a capital-efficient, purpose-built IP voice network, we are able to offer advanced monitoring, reporting and analytics, superior customer service, dedicated operating teams, personalized support, and flexible cost structures. Over the last ten years, we have pioneered the communications platform-as-a-service (“CPaaS”) space through our innovation-rich culture and focus on empowering enterprises with end-to-end communications solutions.
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
For the three months ended June 30, 2017 and 2018, total revenue was $39.5 million and $48.3 million, respectively. CPaaS revenue for the three months ended June 30, 2017 and 2018 was $31.5 million and $39.8 million, respectively, representing an increase of 26%. Net income for the three months ended June 30, 2017 and 2018 was $1.9 million and $10.5 million, respectively. The number of active CPaaS customer accounts increased from 865 as of June 30, 2017, to 1,092 as of June 30, 2018, or 26%.
Key Performance Indicators
We monitor the following key performance indicators (“KPIs”) to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. We believe the following KPIs are useful in evaluating our business:

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018
	(Dollars in thousands)
Number of active CPaaS customers (as of period end)	865	1,092	865	1,092
Dollar-based net retention rate	105%	119%	107%	117%
Adjusted EBITDA	$5,842	$3,218	$12,655	$13,883
Free cash flow	$4,061	$2,616	$2,285	$12,457
Number of Active CPaaS Customer Accounts

Management’s Discussion and Analysis

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
For the three and six months ended June 2017 and 2018, revenue from active CPaaS customer accounts represented approximately 99% of total CPaaS revenue.
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

Key Components of Statements of Operations
Revenue
We generate a majority of our revenue from our CPaaS segment. CPaaS revenue is derived from voice usage, phone number services, 911-enabled phone number services, messaging services and other services. We generate a portion of our CPaaS revenue from usage-based fees which include voice calling and messaging services. For the three months ended June 30, 2017 and 2018, we generated 57% and 64% of our CPaaS revenue, respectively, from usage-based fees. We also earn monthly fees from services such as phone number services and 911 access service. For the three months ended June 30, 2017 and 2018, we generated 41% and 34% of our CPaaS revenue in each period from monthly per unit fees.

Management’s Discussion and Analysis

For the six months ended June 30, 2017 and 2018, we generated 57% and 64% of our CPaaS revenue, respectively, from usage-based fees. We also earn monthly fees from services such as phone number services and 911 access service. For the six months ended June 30, 2017 and 2018, we generated 41% and 35% of our CPaaS revenue in each period from monthly per unit fees.
The remainder of our revenue is generated by our Other segment. Other revenue is composed of revenue earned from our legacy services and indirect revenue. Other revenue as a percentage of total revenue is expected to continue to decline over time.
We recognize accounts receivable at the time the customer is invoiced. Additionally, we record a receivable and revenue for unbilled revenue if the services have been delivered and are billable in subsequent periods. Unbilled revenue made up 46% and 47% of outstanding accounts receivable, net of allowance for doubtful accounts as of June 30, 2017 and 2018, respectively.
Cost of Revenue and Gross Margin
CPaaS cost of revenue consists primarily of fees paid to other network service providers from whom we buy services such as minutes of use, phone numbers, messages, porting of customer numbers and network circuits. Cost of revenue also contains costs related to support of our IP voice network, web services, cloud infrastructure, capacity planning and management, rent for network facilities, software licenses, hardware and software maintenance fees and network engineering services. Personnel costs (including non-cash stock-based compensation expenses) associated with personnel who are responsible for the delivery of services, operation and maintenance of our communications network, and customer support, as well as, third-party support agreements and depreciation of network equipment, amortization of internally developed software and gain (loss) on disposal of property and equipment are also included in cost of revenue.
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
Research and Development
Research and development (“R&D”) consist primarily of personnel costs (including non-cash stock-based compensation expenses), outsourced software development and engineering service and cloud infrastructure fees for staging and development of outsourced engineering services. We capitalize the portion of our software development costs in instances where we invest resources to develop software for internal use. We plan to continue to invest in R&D to enhance current product offerings and develop new services.

Management’s Discussion and Analysis

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
Income Taxes
For the three months ended June 30, 2017 and 2018, our effective tax rate was 38.4% and (741.6)%, respectively. The decrease in our effective tax rate is primarily due to the impact of stock compensation tax deductions from stock option exercises, as well as the decrease in the federal statutory tax rate under the Tax Cuts and Jobs Act (the “Act”).
For the six months ended June 30, 2017 and 2018, our effective tax rate was 37.7% and (65.8)%, respectively. The decrease in our effective tax rate is primarily due to the impact of stock compensation tax deductions from stock option exercises, as well as, the decrease in the federal statutory tax rate under the Act.
Non-GAAP Financial Measures
We use Non-GAAP gross profit, Non-GAAP gross margin, Adjusted EBITDA, Non-GAAP net income and free cash flow for financial and operational decision making and to evaluate period-to-period differences in our performance. Non-GAAP gross profit, Non-GAAP gross margin, Adjusted EBITDA, Non-GAAP net income and free cash flow are non-GAAP financial measures, which we believe are useful for investors in evaluating our overall financial performance. We believe these measures provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key performance indicators used by management in its financial and operational decision making. For a reconciliation of each of the non-GAAP financial measures described below, see below.
Non-GAAP Gross Profit and Non-GAAP Gross Margin
GAAP defines gross profit as revenue less cost of revenue. Cost of revenue includes all expenses associated with our various service offerings as more fully described under the caption “Key Components of Statement of Operations-Cost of Revenue and Gross Margin.” We define Non-GAAP gross profit as gross profit after adding back the following items:

•	depreciation; and

•	stock-based compensation.

Management’s Discussion and Analysis

We add back depreciation and stock-based compensation because they are non-cash items. We eliminate the impact of these non-cash items because we do not consider them indicative of our core operating performance. Their exclusion facilitates comparisons of our operating performance on a period-to-period basis. Therefore, we believe that showing gross margin, as Non-GAAP to remove the impact of these non-cash expenses, such as depreciation, amortization and stock-based compensation, is helpful to investors in assessing our gross profit and gross margin performance in a way that is similar to how management assesses our performance.
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
Consolidated

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018
	(In thousands)
Consolidated Gross Profit	$17,232	$21,738	$35,291	$49,386
Depreciation	1,036	1,015	2,083	2,078
Stock-based compensation	21	32	41	49
Non-GAAP Gross Profit	$18,289	$22,785	$37,415	$51,513
Non-GAAP Gross Margin %	46%	47%	47%	51%
By Segment
CPaaS

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018
	(In thousands)
CPaaS Gross Profit	$12,628	$16,696	$26,047	$33,688
Depreciation	1,036	1,015	2,083	2,078
Stock-based compensation	21	32	41	49
Non-GAAP Gross Profit	$13,685	$17,743	$28,171	$35,815
Non-GAAP CPaaS Gross Margin %	43%	45%	45%	45%
Other
There are no Non-GAAP adjustments to gross profit for the Other segment.
Adjusted EBITDA
We define Adjusted EBITDA as net income adjusted to reflect the addition or elimination of certain income statement items including, but not limited to:

Management’s Discussion and Analysis

•	income tax provision (benefit);

•	interest expense (income), net;

•	depreciation and amortization expense;

•	stock-based compensation expense;

•	impairment of intangible assets, if any;

•	loss on disposal of property and equipment; and

•	change in fair value of financial instruments, including any change in shareholders’ anti-dilutive arrangements.

Adjusted EBITDA is a key measure used by management to understand and evaluate our core operating performance and trends, to generate future operating plans and to make strategic decisions regarding the allocation of capital. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis.

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018
	(In thousands)
Net income	$1,947	$10,512	$4,936	$16,703
Income tax provision (benefit) (2)	1,215	(9,263)	2,987	(6,629)
Interest expense (income), net	438	(90)	859	(139)
Depreciation	1,235	1,166	2,401	2,388
Amortization	210	130	420	295
Stock-based compensation	244	762	490	1,255
Loss on disposal of property and equipment	—	1	9	10
Change in fair value of shareholders' anti-dilutive arrangement (1)	553	—	553	—
Adjusted EBITDA	$5,842	$3,218	$12,655	$13,883
________________________
(1) Relates to an anti-dilutive agreement which allows certain principal non-founder shareholders the ability to purchase additional common shares. See Note 4, Fair Value of Financial Instruments, in the Annual Report on Form 10-K for further explanation.
(2) Includes $7,052 of excess tax benefits associated with the exercise of stock options in the three and six months ended June 30, 2018.

Non-GAAP Net Income
We define Non-GAAP net income as net income adjusted for certain items affecting period-to-period comparability. Non-GAAP net income excludes:

•	stock-based compensation;

•	change in fair value of shareholders’ antidilutive arrangement;

•	amortization of acquired intangible assets related to the acquisition of Dash Carrier Services, LLC;

•	impairment charges of intangibles assets, if any;

•	loss on disposal of property and equipment;

•	estimated tax impact of above adjustments;

•	income tax benefit resulting from excess tax benefits associated with the exercise of stock options;

Management’s Discussion and Analysis

•	benefit resulting from the release of the valuation allowance on our deferred tax assets (“DTA”); and

•	impact on remeasurement of DTA as a result of 2017 tax reform.

We calculate Non-GAAP basic and diluted shares by adding the weighted average of outstanding Series A redeemable convertible preferred stock, if any, to the weighted average number of outstanding basic and diluted shares, respectively.
We believe Non-GAAP net income is a meaningful measure because by removing certain non-cash and other expenses we are able to evaluate our operating results in a manner we believe is more indicative of the current period’s performance. We believe the use of Non-GAAP net income may be helpful to investors because it provides consistency and comparability with past financial performance, facilitates period-to-period comparisons of results of operations and assists in comparisons with other companies, many of which may use similar non-GAAP financial information to supplement their GAAP results.

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018
	(In thousands)
Net income	$1,947	$10,512	$4,936	$16,703
Stock-based compensation	244	762	490	1,255
Change in fair value of shareholders' anti-dilutive arrangement (1)	553	—	553	—
Amortization related to acquisitions	130	130	260	260
Loss on disposal of property and equipment	—	1	9	10
Estimated tax effects of adjustments	(355)	(229)	(501)	(391)
Income tax benefit of option exercises	—	(7,052)	—	(7,052)
Non-GAAP net income	$2,519	$4,124	$5,747	$10,785
Non-GAAP net income per Non-GAAP share
Basic	$0.19	$0.23	$0.42	$0.60
Diluted	$0.17	$0.20	$0.39	$0.52

Non-GAAP Weighted Average Number of Shares outstanding
Basic	11,814,584	18,154,964	11,806,619	17,908,159
Series A redeemable convertible preferred stock outstanding	1,775,000	—	1,775,000	—
Non-GAAP Basic Shares	13,589,584	18,154,964	13,581,619	17,908,159

Diluted	12,889,334	20,893,653	12,977,606	20,866,777
Series A redeemable convertible preferred stock outstanding	1,775,000	—	1,775,000	—
Non-GAAP Diluted Shares	14,664,334	20,893,653	14,752,606	20,866,777
________________________
(1) Relates to an anti-dilutive agreement which allowed certain principal non-founder shareholders the ability to purchase additional common shares. See Note 4, Fair Value of Financial Instruments, in the Annual Report on Form 10-K for further explanation.

Management’s Discussion and Analysis

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

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018
	(In thousands)
Net cash provided by operating activities	$5,975	$5,874	$5,006	$17,117
Net cash used in investing in capital assets (1)	(1,914)	(3,258)	(2,721)	(4,660)
Free cash flow	$4,061	$2,616	$2,285	$12,457
________________________
(1) Represents the acquisition cost of property, equipment and capitalized development costs for software for internal use.

Management’s Discussion and Analysis

Results of Operations
Consolidated Results of Operations

The following table sets forth the consolidated statements of operations for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018
	(In thousands)
Revenue:
CPaaS revenue	$31,547	$39,833	$63,194	$78,730
Other revenue	7,979	8,471	15,957	22,586
Total revenue	39,526	48,304	79,151	101,316
Cost of revenue:
CPaaS cost of revenue	18,919	23,137	37,147	45,042
Other cost of revenue	3,375	3,429	6,713	6,888
Total cost of revenue	22,294	26,566	43,860	51,930
Gross profit:
CPaaS	12,628	16,696	26,047	33,688
Other	4,604	5,042	9,244	15,698
Total gross profit	17,232	21,738	35,291	49,386
Operating expenses:
Research and development	2,409	4,435	5,091	8,216
Sales and marketing	2,413	4,654	4,971	9,176
General and administrative	8,257	11,490	15,894	22,059
Total operating expenses	13,079	20,579	25,956	39,451
Operating income	4,153	1,159	9,335	9,935
Other expense:
Interest (expense) income, net	(438)	90	(859)	139
Change in fair value of stockholders’ anti-dilutive arrangement	(553)	—	(553)	—
Income before income taxes	3,162	1,249	7,923	10,074
Income tax (provision) benefit	(1,215)	9,263	(2,987)	6,629
Net income	$1,947	$10,512	$4,936	$16,703

Management’s Discussion and Analysis

The following table sets forth our results of operations as a percentage of our total revenue for the periods presented. *

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018
Revenue:
CPaaS revenue	80%	82%	80%	78%
Other revenue	20%	18%	20%	22%
Total revenue	100%	100%	100%	100%
Cost of revenue:
CPaaS cost of revenue	48%	48%	47%	44%
Other cost of revenue	9%	7%	8%	7%
Total cost of revenue	57%	55%	55%	51%
Gross profit:
CPaaS	32%	35%	33%	33%
Other	12%	10%	12%	15%
Total gross profit	44%	45%	45%	48%
Operating expenses:
Research and development	6%	9%	6%	8%
Sales and marketing	6%	10%	6%	9%
General and administrative	21%	24%	20%	22%
Total operating expenses	33%	43%	32%	39%
Operating income	11%	2%	12%	10%
Other expense:
Interest (expense) income, net	(1)%	—%	(1)%	—%
Change in fair value of stockholders’ anti-dilutive arrangement	(1)%	—%	(1)%	—%
Income before income taxes	11%	6%	10%	10%
Income tax (provision) benefit	(3)%	19%	(4)%	7%
Net income	5%	22%	6%	16%
(*) Columns may not foot due to rounding.

Management’s Discussion and Analysis

Comparison of the Three Months Ended June 30, 2017 and 2018
Revenue

	Three months ended June 30,
	2017	2018	Change
	(Dollars in thousands)
CPaaS revenue	$31,547	$39,833	$8,286	26%
Other revenue	7,979	8,471	492	6%
Total revenue	$39,526	$48,304	$8,778	22%
For the three months ended June 30, 2018, total revenue increased by $8.8 million, or 22%, compared to the same period in 2017, and CPaaS revenue increased by $8.3 million, or 26%, compared to the same period in 2017. The increase in CPaaS revenue was primarily attributable to an increase in the usage of all our service offerings, particularly our voice and messaging usage, which accounted for $10.5 million of the increase in CPaaS revenue, and our phone number services and 911-enabled phone number services, which accounted for $1.7 million of the increase in CPaaS revenue. This overall increase in CPaaS revenue was partially offset by $3.9 million related to pricing decreases that we have implemented over time with our customers in the form of lower usage prices to increase the reach and scale of our platform. The changes in usage and price in the three months ended June 30, 2018 compared to the same period in 2017 were reflected in our dollar-based net retention rate of 119%. The increase in usage was also attributable to a 26% increase in the number of active CPaaS customer accounts, from 865 as of June 30, 2017 to 1,092 as of June 30, 2018. In addition, revenue from new CPaaS customers contributed $2.1 million, or 7%, to CPaaS revenue for the three months ended June 30, 2018 compared to $1.2 million, or 4% to CPaaS revenue in the same period in 2017. As a percentage of total revenue, CPaaS revenue increased from 80% to 82% from the three months ended June 30, 2017 to the same period in 2018. Other revenue increased by $0.5 million, or 6%, due to an increase in indirect revenue of $1.2 million, partially offset by the expected declines in our legacy services of $0.7 million.

Cost of Revenue and Gross Margin

	Three months ended June 30,
	2017	2018	Change
	(Dollars in thousands)
Cost of revenue:
CPaaS cost of revenue	$18,919	$23,137	$4,218	22%
Other cost of revenue	3,375	3,429	54	2%
Total cost of revenue	$22,294	$26,566	$4,272	19%
Gross profit	$17,232	$21,738	$4,506	26%
Gross margin:
CPaaS	40%	42%
Other	58%	60%
Total gross margin	44%	45%

Management’s Discussion and Analysis

For the three months ended June 30, 2018, total gross profit increased by $4.5 million, or 26%, compared to the same period in 2017. Total gross margin increased from 44% to 45% during the same period. In 2018, CPaaS cost of revenue increased by $4.2 million, or 22% compared to the same period in 2017. CPaaS cost of revenue increased primarily due to an increase in voice usage costs of $2.9 million due to growth in minutes used by customers, partially offset by a decrease in the cost per minute from vendors. Network costs also increased $1.5 million. Cost of messaging increased by $0.2 million due to growth in messages used by customers. Cost of phone numbers and 911 enabled numbers decreased by $0.2 million and $0.1 million respectfully due to a decrease in cost from vendors. For the three months ended June 30, 2018, CPaaS gross margin increased from 40% to 42% compared to the same period in 2017. Excluding depreciation and stock-based compensation of $1.1 million and $1.0 million for the three months ended June 30, 2017 and 2018, respectively, CPaaS Non-GAAP gross margin would have been 43% and 45% for the three months ended June 30, 2017 and 2018, respectively, and total Non-GAAP gross margin would have been 46% and 47% for the same periods.
Other cost of revenue increased by $0.1 million, which was due to a $0.4 million increase in cost of indirect revenue related to cost of carrier access revenue, partially offset by a $0.3 million decrease as a result of churn in legacy services.
Operating Expenses

	Three months ended June 30,
	2017	2018	Change
	(Dollars in thousands)
Research and development	$2,409	$4,435	$2,026	84%
Sales and marketing	2,413	4,654	2,241	93%
General and administrative	8,257	11,490	3,233	39%
Total operating expenses	$13,079	$20,579	$7,500	57%
For the three months ended June 30, 2018, research and development expenses increased by $2.0 million, or 84%, compared to the same period in 2017. This increase was primarily due to increased personnel costs of $1.8 million and other non-headcount costs of $0.2 million.
For the three months ended June 30, 2018, sales and marketing expenses increased by $2.2 million, or 93%, compared to the same period in 2017 primarily due to an overall increase in sales personnel costs of $2.0 million and other non-headcount costs of $0.3 million.
General and administrative expenses increased by $3.2 million for the three months ended June 30, 2018, or 39%, compared to the same period in 2017. This increase was due to higher personnel cost of $1.7 million. Professional expenses of $0.7 million, facilities expense of $0.3 million, hosted software costs of $0.3 million and other non-headcount costs of $0.3 million also contributed the overall increase in general and administrative expenses.
Interest Expense, Net
For the three months ended June 30, 2018, interest expense decreased by $0.5 million compared to the same period in 2017, due to a decrease in the outstanding balance as a result of the repayment of all outstanding debt in 2017 with the proceeds from the IPO.

Management’s Discussion and Analysis

Income Tax Expense
For the three months ended June 30, 2018, income tax expense decreased by $10.5 million compared to the same period in 2017. The effective tax rate for the three months ended June 30, 2018 was (741.6)% compared to 38.4% in the same period in 2017. The decrease in our effective tax rate is primarily due to the impact of stock compensation tax deductions from stock option exercises, as well as, the decrease in the federal statutory tax rate under the Act.
Comparison of the Six Months Ended June 30, 2017 and 2018
Revenue

	Six months ended June 30,
	2017	2018	Change
	(Dollars in thousands)
CPaaS revenue	$63,194	$78,730	$15,536	25%
Other revenue	15,957	22,586	6,629	42%
Total revenue	$79,151	$101,316	$22,165	28%
For the six months ended June 30, 2018, total revenue increased by $22.2 million, or 28%, compared to the same period in 2017, and CPaaS revenue increased by $15.5 million, or 25%, compared to the same period in 2017. The increase in CPaaS revenue was primarily attributable to an increase in the usage of all our service offerings, particularly our voice and messaging usage, which accounted for $20.6 million of the increase in CPaaS revenue, and our phone number services and 911-enabled phone number services, which accounted for $3.1 million of the increase in CPaaS revenue. This overall increase in CPaaS revenue was partially offset by $8.1 million related to pricing decreases that we have implemented over time with our customers in the form of lower usage prices to increase the reach and scale of our platform. The changes in usage and price in the six months ended June 30, 2018 compared to the same period in 2017 were reflected in our dollar-based net retention rate of 117%. The increase in usage was also attributable to a 26% increase in the number of active CPaaS customer accounts, from 865 as of June 30, 2017 to 1,092 as of June 30, 2018. In addition, revenue from new CPaaS customers contributed $4.5 million, or 7%, to CPaaS revenue for the six months ended June 30, 2018 compared to $2.6 million, or 5% to CPaaS revenue in the same period in 2017. As a percentage of total revenue, CPaaS revenue decreased from 80% to 78% from the six months ended June 30, 2017 to the same period in 2018. Other revenue increased by $6.6 million, or 42%, due to an increase in indirect revenue of $8.1 million resulting from the settlement of a dispute, partially offset by expected declines in our legacy services of $1.5 million.
Cost of Revenue and Gross Margin

	Six months ended June 30,
	2017	2018	Change
	(Dollars in thousands)
Cost of revenue:
CPaaS cost of revenue	$37,147	$45,042	$7,895	21%
Other cost of revenue	6,713	6,888	175	3%
Total cost of revenue	$43,860	$51,930	$8,070	18%
Gross profit	$35,291	$49,386	$14,095	40%
Gross margin:
CPaaS	41%	43%
Other	58%	70%
Total gross margin	45%	49%

Management’s Discussion and Analysis

For the six months ended June 30, 2018, total gross profit increased by $14.1 million, or 40%, compared to the same period in 2017. Total gross margin increased from 45% to 49% during the same period. In 2018, CPaaS cost of revenue increased by $7.9 million, or 21%, compared to the same period in 2017. CPaaS cost of revenue increased primarily due to an increase in voice usage costs of $5.9 million due to growth in minutes used by customers, partially offset by a decrease in the cost per minute from vendors. Network costs also increased $2.0 million. Cost of messaging increased by $0.2 million due to growth in messages used by customers. Cost of phone numbers and 911 enabled numbers decreased by $0.1 million and $0.1 million, respectively, due to a decrease in cost from vendors. For the six months ended June 30, 2018, CPaaS gross margin increased from 41% to 43% compared to the same period in 2017. Excluding depreciation and stock-based compensation of $2.1 million for both the six months ended June 30, 2017 and 2018, respectively, CPaaS Non-GAAP gross margin would have been 45% and 45% for the six months ended June 30, 2017 and 2018, respectively, and total Non-GAAP gross margin would have been 47% and 51% for the same periods.
Other cost of revenue increased by $0.2 million, which was due to a $0.8 million increase in cost of indirect revenue related to cost of carrier access revenue, partially offset by a $0.6 million decrease as a result of churn in legacy services.
Operating Expenses

	Six months ended June 30,
	2017	2018	Change
	(Dollars in thousands)
Research and development	$5,091	$8,216	$3,125	61%
Sales and marketing	4,971	9,176	4,205	85%
General and administrative	15,894	22,059	6,165	39%
Total operating expenses	$25,956	$39,451	$13,495	52%
For the six months ended June 30, 2018, research and development expenses increased by $3.1 million, or 61%, compared to the same period in 2017. This increase was primarily due to increased personnel costs of $2.8 million and other non-headcount costs of $0.3 million.
For the six months ended June 30, 2018, sales and marketing expenses increased by $4.2 million, or 85%, compared to the same period in 2017 primarily due to an overall increase in sales personnel costs of $3.4 million and other non-headcount costs of $0.8 million.
General and administrative expenses increased by $6.2 million for the six months ended June 30, 2018, or 39%, compared to the same period in 2017. This increase was due to higher personnel cost of $2.9 million, professional expenses of $1.4 million, facilities expense of $0.8 million and hosted software costs of $0.5 million also contributed the overall general and administrative expenses.
Interest Expense, Net
For the six months ended June 30, 2018, interest expense decreased by $1.0 million compared to the same period in 2017, due to repayment of all outstanding debt in 2017 with the proceeds from the IPO and increased interest income from investments in marketable securities.

Management’s Discussion and Analysis

Income Tax Expense
For the six months ended June 30, 2018, income tax expense decreased by $9.6 million compared to the same period in 2017. The effective tax rate for the six months ended June 30, 2018 was (65.8)% compared to 37.7% in the same period in 2017. The decrease in our effective tax rate is primarily due to the impact of stock compensation tax deductions from stock option exercises, as well as, the decrease in the federal statutory tax rate under the Act.
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

Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
	2017	2018
	(In thousands)
Net cash provided by operating activities	$5,006	$17,117
Net cash used in investing activities	(2,718)	(15,652)
Net cash (used in) provided by financing activities	(3,414)	6,669
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(1,126)	$8,134
Cash Flows from Operating Activities
For the six months ended June 30, 2018, cash provided by operating activities was $17.1 million, consisting of net income of $16.7 million adjusted for non-cash items. These non-cash items included depreciation and amortization expense of $2.7 million, stock-based compensation expenses of $1.3 million, deferred tax benefit of $6.7 million and cash provided by changes in operating assets and liabilities of $3.1 million. Cash generated from operating assets and liabilities included an increase in deferred revenue of $4.1 million, an increase in accrued expenses and other liabilities of $3.5 million and a decrease in deferred costs of $0.2 million. Offsetting these cash generating items in assets and liabilities were an increase in accounts receivable of $1.8 million, a decrease in accounts payable of $2.4 million and an increase in prepaid expenses and other assets of $0.6 million, respectively.

For the six months ended June 30, 2017, cash provided by operating activities was $5.0 million, consisting of net income of $4.9 million adjusted for non-cash items. These non-cash items included depreciation and amortization expense of $2.8 million, deferred tax expense of $2.5 million, stock-based compensation expenses of $0.5 million, and cash used for changes in operating assets and liabilities of $6.3 million. Cash outflows from operating assets and liabilities included increases in accounts receivable of $0.1 million, prepaid expenses and other assets of $1.2 million,

Management’s Discussion and Analysis

deferred costs of $0.6 million along with decreases in accounts payable of $3.0 million and accrued expenses of $2.2 million. Offsetting these cash outflows was an increase in deferred revenue and advanced billings of $0.8 million.
Cash Flows from Investing Activities
For the six months ended June 30, 2018, cash used in investing activities from continuing operations was $15.7 million from the investment in marketable securities of $14.0 million, the purchase of property and equipment of $3.1 million and capitalized internally developed software costs of $1.5 million, partially offset by maturities of marketable securities of $3.0 million.
For the six months ended June 30, 2017, cash used in investing activities from continuing operations was $2.7 million from the purchase of property and equipment of $1.1 million and capitalized internally developed software costs of $1.6 million.
Cash Flows from Financing Activities
For the six months ended June 30, 2018, cash provided by financing activities from continuing operations was $6.7 million consisting primarily of $7.0 million in proceeds from the exercises of stock options, partially offset by $0.3 million in payments related to the cost of the IPO.
For the six months ended June 30, 2017, cash used in financing activities from continuing operations was $3.4 million consisting primarily of $2.5 million in net repayments on our line of credit and $1.0 million in repayments on our term loan.
Debt
As of June 30, 2018, the Company had $0 outstanding on the revolving loan and was in compliance with all financial and non-financial covenants for all periods presented. The available borrowing capacity under our revolving credit facility loan was $25.0 million as of June 30, 2018.

As of June 30, 2018, the outstanding unamortized loan fees for the revolving loan was $0.1 million and were included in other long-term assets.
Contractual Obligations and Other Commitments
The following table summarizes our non-cancellable contractual obligations as of June 30, 2018:

	Total	Less than 1 Year	1 to 2 Years	3 to 5 Years	More than 5 years
	(In thousands)
Operating leases (1)	$24,855	$3,471	$10,261	$9,126	$1,997
Capital leases	42	42	—	—	—
Purchase obligations (2)	7,591	4,000	3,159	432	—
Total	$32,488	$7,513	$13,420	$9,558	$1,997
________________________
(1) Operating leases represent total future minimum rent payments under non-cancellable operating lease agreements.
(2) Purchase obligations represent total future minimum payments under contracts to various service providers. Purchase obligations exclude agreements that are cancellable without penalty.

Management’s Discussion and Analysis

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
There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 26, 2018.

Management’s Discussion and Analysis

Recently Issued Accounting Guidance
See Note 2, “Summary of Significant Accounting Policies,” to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for a summary of recently adopted accounting standards and recent accounting pronouncements not yet adopted.
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
Interest Rate Risk
Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents of $45.8 million and marketable securities of $11.0 million as of June 30, 2018, which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of interest bearing checking accounts and money market accounts. Marketable securities consist of U.S. treasury securities not otherwise classified as cash equivalents.
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
Our debt is comprised of a revolving line of credit account, which had no amount outstanding as of June 30, 2018. The revolving line of credit has an interest rate based on the 1-month LIBOR rate plus 225 basis points as of June 30, 2018. A one-eighth percentage point increase or decrease in the applicable rate for our credit facility (assuming the revolving portion of the credit facility is fully drawn) would have an annual impact of less than $0.1 million on cash interest expense.
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

Item 1A. Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline.

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
Some of our competitors and potential competitors are larger and have greater name recognition, longer operating histories, more established customer relationships, a larger global reach, larger budgets and significantly greater resources than we do. In addition, they have the operating flexibility to bundle competing products and services at little or no incremental cost, including offering them at a lower price as part of a larger sales transaction. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. In addition, some competitors may offer services that address one or a limited number of functions at lower prices, with greater depth than our services or in different geographies. Our current and potential competitors may develop and market new services with comparable functionality to our services, and this could lead to us having to decrease prices in order to remain competitive. In addition, some of our competitors have lower list prices than us, which may be attractive to certain customers even if those services have different or lesser functionality. If we are unable to maintain our current pricing due to the competitive pressures, our margins will be reduced and our business, results of operations and financial condition would be adversely affected. Customers utilize our services in many ways and use varying levels of functionality that our services offer or are capable of supporting or enabling within their applications. Customers that use many of the features of our services or use our services to support or enable core functionality for their applications may have difficulty or find it impractical to replace our services with a competitor’s services, while customers that use only limited functionality may be able to more easily replace our services with competitive offerings.
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
Calls and/or text messages originated by our customers may subject us to potential risks. For example, the Telephone Consumer Protection Act of 1991 (the “TCPA”) restricts telemarketing and the use of technologies that enable automatic calling and/or SMS text messages without proper consent. This may result in civil claims against us and requests for information through third-party subpoenas or regulatory investigations. The scope and interpretation of the laws that are or may be applicable to the making and/or delivery of calls and/or text messages are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining proper consent, we could become subject to lawsuits, fines, civil penalties, potentially significant statutory damages, consent decrees, injunctions, adverse publicity, loss of user confidence in our services, loss of users and other adverse consequences, which could materially harm our business.
The communications industry faces significant regulatory uncertainties and the resolution of these uncertainties could harm our business, results of operations and financial condition.
If current or future regulations change, the Federal Communications Commission (“FCC”) or state regulators may not grant us any required regulatory authorization or may take action against us if we are found to have provided services without obtaining the necessary authorizations, or to have violated other requirements of their rules and orders. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may slow our growth and have a material adverse effect on our business, results of operations and financial condition.
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
If we are unable, on acceptable terms and on a timely basis, to obtain and maintain the permits and licenses needed to expand and operate our network, our business could be materially adversely affected. In addition, the cancellation or non-renewal of the permits or licenses that are obtained could materially adversely affect our business. In particular, although we have received approval from the FCC and almost all applicable state public utility commissions, we are currently awaiting approval from the state public utility commission of California in connection with our expected change of control (the “Necessary Approvals”). We are not able to restrict holders of our Class B common stock from converting their shares of Class B common stock to Class A common stock, which may result in a change of control. If a change of control occurs prior to receipt of regulatory approval in a jurisdiction, we may be subject to fines, penalties, enforcement actions or loss of our authorization in such jurisdiction. In the event we are the target of an acquisition, the regulatory agencies responsible for granting, renewing or transferring permits and licenses may delay or reject applications to transfer such permits or licenses and as a result these uncertainties, we may not be as attractive an acquisition target.
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
Like many other companies operating in the European Union (“EU”) and the U.S., we rely on certain methods to transfer personal data from the EU to the U.S. There has been considerable litigation and legal uncertainty associated with all established methods for transferring personal data from the EU to the U.S. As a result, there is substantial uncertainty as to the state of law governing the transfer of personal data between the EU and the U.S. for all companies engaged in such transfers including us. We cannot predict when or how this issue will be resolved nor can we predict its impact on us at this time. We may be subject to fines or penalties if the existing data transfer methods are invalidated or we may have to restructure our business operations. Depending on what we may have to do to comply with the law when and if it is ultimately resolved, we could incur increased operating costs which may decrease our profitability or we may increase the price of our services that may result in our services being less competitive in the marketplace.
The European Union’s General Data Protection Regulation (“GDPR”) became effective on May 25, 2018. If we are found to be in non-compliance with the GDPR, we could be subject to substantial monetary forfeitures and other penalties. Our business reputation could also suffer.
The EU adopted the GDPR, which became effective on May 25, 2018, replacing the Data Protection Directive 95/46/EC. The GDPR provides for far more significant forfeitures and penalties than the regulation it replaces for noncompliance. Much remains unknown with respect to how to interpret and implement the GDPR. Moreover, for our internet-based service offerings as well as those services we offer through the Bandwidth Communications Platform, there is substantial complexity associated with interpreting and implementing the GDPR. Should we be found to be not in compliance with the GDPR, we could be subject to substantial monetary forfeitures and other penalties that could negatively impact our operating results. Our business reputation could also suffer. We cannot evaluate our potential liability at this time.
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
Our ability to compete effectively is dependent in large part upon the maintenance and protection of systems and software that we have developed internally, including some systems and software-based on open standards. While we have eight U.S. patents and three pending U.S. patent applications, we cannot patent much of the technology that is important to our business. In addition, our pending patent applications may not be granted, and any issued patent that we own may be challenged, narrowed, invalidated or circumvented. To date, we have relied on patent, copyright and trade secret laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our rights to our technology. While we typically enter into confidentiality agreements with our employees, consultants, customers, and vendors in an effort to control access to and distribution of technology, software, documentation and other information, these agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Despite these precautions, it may be possible for a third-party to copy or otherwise obtain and use our technology without authorization. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any rights against such party. Policing unauthorized use of our technology is difficult. The steps we take may not prevent misappropriation of the technology we rely on. In addition, effective protection may be unavailable or limited in some jurisdictions outside the United States. Litigation may be necessary in the future to enforce or protect our rights or to determine the validity and scope of the rights of others. That litigation could cause us to incur substantial costs and divert resources away from our daily business, which in turn could adversely affect our business, results of operations and financial condition.
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
Prior to our initial public offering, there was no public market for shares of our Class A common stock. On November 10, 2017, we sold shares of our Class A common stock to the public at $20.00 per share. From November 10, 2017, the date that our Class A common stock began trading on the NASDAQ Global Select Market, through July 31, 2018, the trading price of our Class A common stock has ranged from $18.05 per share to $40.83 per share. The trading price of our Class A common stock may continue to be volatile and could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial public offering, including our directors, executive officers and significant stockholders and their respective affiliates who held in the aggregate 62.4% of the voting power of our capital as of June 30, 2018. This limits or precludes your ability to influence corporate matters, including the election of directors, amendments to our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class A common stock has one vote per share, and our Class B common stock has ten votes per share. As of June 30, 2018, our directors, executive officers and holders of more than 5% of our common stock, and their respective affiliates, hold in the aggregate 62.4% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments to our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
If all or substantially all of the holders of our Class B common stock who may convert their shares into Class A common stock voluntarily or otherwise prior to December 1, 2018 actually convert, David A. Morken, our Cofounder and Chief Executive Officer may control approximately 53% of the combined voting power of our outstanding capital stock. If, after December 1, 2018, all or substantially all of the holders of our Class B common stock convert their shares into Class A common stock voluntarily or otherwise, Mr. Morken may control approximately 63.1% of the combined voting power of our outstanding capital stock. As a result, Mr. Morken may have the ability to control the appointment of our management, the entering into of mergers, sales of substantially all or all of our assets and other extraordinary transactions and influence amendments to our certificate of incorporation and bylaws. If Mr. Morken controls a majority of the voting power of our outstanding capital stock, he would have the ability to control the vote in any election of directors and would have the ability to prevent any transaction that requires shareholder approval regardless of whether other shareholders believe the transaction is in our best interests. In any of these matters, the interests of Mr. Morken may differ from or conflict with your interests. Moreover, this concentration of ownership may also adversely affect the trading price for our Class A common stock to the extent investors perceive disadvantages in owning stock of a company with a controlling shareholder.
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

None.

Use of Proceeds from Public Offering of Common Stock

In November 2017, we sold 4,000,000 shares of our Class A common stock at a public offering price of $20.00 per share, including shares sold in connection with the exercise of the underwriters’ option to purchase additional shares. The offer and sale of all the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-220945), which was declared effective by the SEC on November 9, 2017. We received proceeds of $74.4 million, after deducting underwriting discounts and commissions of $5.6 million. In addition, we incurred expenses of approximately $5.4 million; thus, the net offering proceeds, after deducting underwriting discounts and offering expenses, were approximately $69.0 million. Upon the initial public offering and in accordance with David Morken’s employment agreement, the Chief Executive Officer received a cash bonus of $750,000. No other payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or any affiliates. We invested the funds received in accordance with our board-approved investment policy, which provides for investments in obligations of the U.S. government, money market instruments, registered money market funds and corporate bonds. The underwriters of our initial public offering were Morgan Stanley, KeyBank Capital Markets, Baird, Canaccord Genuity and JMP Securities.

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

*
The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

BANDWIDTH INC.

Date:	August 3, 2018	By:	/s/ David A. Morken
David A. Morken
Chief Executive Officer
(Principal Executive Officer)

Date:	August 3, 2018	By:	/s/ Jeffrey A. Hoffman
Jeffrey A. Hoffman
Chief Financial Officer
(Principal Accounting and Financial Officer)