Form 10-Q
period 2018-09-30
Bandwidth Inc.
filed 2018-11-01
CIK 1514416

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________________

FORM 10-Q
___________________________________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 22, 2018, 12,655,226 shares of the registrant’s Class A common stock and 6,699,691 shares of registrant’s Class B common stock were outstanding, respectively.

BANDWIDTH INC.
Quarterly Report on Form 10-Q
For the Three Months Ended September 30, 2018

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
• our beliefs regarding the use of non-generally accepted accounting principles in the United States of America (“GAAP”) financial measures;
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BANDWIDTH INC.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	December 31, 2017	September 30, 2018
Assets
Current assets:
Cash and cash equivalents	$37,627	$48,574
Marketable securities	—	14,936
Accounts receivable, net of allowance for doubtful accounts	21,225	23,780
Prepaid expenses and other current assets	6,400	7,839
Total current assets	65,252	95,129
Property and equipment, net	14,946	21,770
Intangible assets, net	7,643	7,219
Deferred costs, non-current	2,068	1,771
Other long-term assets	1,192	769
Goodwill	6,867	6,867
Deferred tax asset	6,526	15,568
Total assets	$104,494	$149,093
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,025	$4,294
Accrued expenses and other current liabilities	15,725	20,294
Current portion of deferred revenue and advanced billings	5,768	7,052
Total current liabilities	24,518	31,640
Other liabilities	716	2,605
Deferred revenue, net of current portion	2,549	6,612
Total liabilities	27,783	40,857
Stockholders’ equity:
Class A and Class B common stock	17	19
Additional paid-in capital	102,465	114,778
Accumulated deficit	(25,771)	(6,558)
Accumulated other comprehensive loss	—	(3)
Total stockholders’ equity	76,711	108,236
Total liabilities and stockholders’ equity	$104,494	$149,093
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018

Revenue	$41,338	$50,454	$120,489	$151,770
Cost of revenue	22,571	27,474	66,431	79,404
Gross profit	18,767	22,980	54,058	72,366
Operating expenses:
Research and development	2,771	5,895	7,862	14,111
Sales and marketing	3,128	5,422	8,099	14,598
General and administrative	9,797	11,576	25,691	33,635
Total operating expenses	15,696	22,893	41,652	62,344
Operating income	3,071	87	12,406	10,022
Other (expense) income, net	(538)	103	(1,950)	242
Income before taxes	2,533	190	10,456	10,264
Income tax (provision) benefit	(899)	2,320	(3,886)	8,949
Net income	$1,634	$2,510	$6,570	$19,213
Other comprehensive loss
Unrealized loss on marketable securities, net of income tax benefit	$—	$(1)	$—	$(3)
Total comprehensive income	$1,634	$2,509	$6,570	$19,210
Earnings per share:
Net income	$1,634	$2,510	$6,570	$19,213
Less: net income allocated to participating securities	213	—	858	—
Net income attributable to common stockholders	$1,421	$2,510	$5,712	$19,213
Net income per share:
Basic	$0.12	$0.13	$0.48	$1.05
Diluted	$0.11	$0.12	$0.42	$0.91
Weighted average number of common shares outstanding:
Basic	11,828,657	19,072,196	11,814,045	18,300,435
Diluted	13,252,737	21,146,124	13,487,649	21,065,802
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2017	2018
Operating activities
Net income	$6,570	$19,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,272	4,109
Accretion of bond discount	—	(80)
Amortization of debt issuance costs	96	48
Stock-based compensation	1,102	2,017
Change in fair value of shareholders’ anti-dilutive arrangement	689	—
Deferred taxes	3,450	(9,041)
Loss on disposal of property and equipment	55	27
Changes in operating assets and liabilities:
Accounts receivable	(1,864)	(2,555)
Prepaid expenses and other assets	(1,470)	(1,122)
Deferred costs	(3,556)	345
Accounts payable	(2,339)	(778)
Accrued expenses and other liabilities	1,267	6,471
Deferred revenue and advanced billings	1,405	5,347
Net cash provided by operating activities	9,677	24,001
Investing activities
Purchase of property and equipment	(2,155)	(4,921)
Capitalized software development costs	(2,586)	(3,511)
Proceeds from sale of property and equipment	3	3
Purchase of marketable securities	—	(23,860)
Maturities of marketable securities	—	9,000
Net cash used in investing activities	(4,738)	(23,289)
Financing activities
Borrowings on line of credit	4,000	—
Repayments on line of credit	(9,000)	—
Payments on capital leases	(49)	(74)
Repayments on term loan	(1,500)	—
Payment of costs related to the initial public offering	—	(285)
Proceeds from issuances of common stock	174	10,584
Net cash (used in) provided by financing activities	(6,375)	10,225
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,436)	10,937
Cash, cash equivalents, and restricted cash, beginning of period	7,028	37,870
Cash, cash equivalents, and restricted cash, end of period	$5,592	$48,807
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$1,346	$74
Cash paid for taxes	$691	$155
Supplemental disclosure of noncash investing and financing activities
Purchase of property and equipment, accrued but not paid	$168	$2,107
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

Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:
For the nine months ended September 30, 2018:

	December 31, 2017	September 30, 2018
Cash and cash equivalents	$37,627	$48,574
Restricted cash	243	233
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$37,870	$48,807
For the nine months ended September 30, 2017:

	December 31, 2016	September 30, 2017
Cash and cash equivalents	$6,788	$5,366
Restricted cash	240	226
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$7,028	$5,592
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
With regard to customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As of December 31, 2017, one customer represented approximately 13% of the Company’s accounts receivable, net of allowance for doubtful accounts. As of September 30, 2018, one customer represented approximately 11% of the Company’s accounts receivable, net of allowance for doubtful accounts.
For the three and nine months ended September 30, 2017 and 2018, no individual customer represented more than 10% of the Company’s total revenue.
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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business, which amends the guidance of FASB Accounting Standards Codification Topic 805, “Business Combinations,” adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. This guidance was effective for annual and interim periods beginning after December 15, 2017. The impact from the adoption of this standard is dependent upon future transactions.

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

In February 2016, the FASB issued ASU 2016-02, Leases. The standard will affect all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short- term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee. For lessors, accounting for leases is substantially the same as in prior periods. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, to give entities another option for transition and to provide lessors with a practical expedient to reduce the cost and complexity of implementing the new standard. The transition option allows entities to not apply the new leases standard in the comparative periods they present in their financial statements in the year of adoption. ASU 2016-02 is effective for fiscal years beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020, and early adoption is permitted. For leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. While the Company expects the adoption of this standard to result in an increase to the reported assets and liabilities, it has not yet determined the full impact the adoption of this standard will have on its financial statements and related disclosures.

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

The Company has selected the modified retrospective transition method of adoption and is in the process of completing its evaluation of the potential impacts of the new standard on its consolidated financial statements. While the Company has not yet completed the full analysis of the impact of the new standard, based on the Company’s evaluation to date, the Company does not believe there will be material changes to its revenue recognition. The Company expects that its revenue will continue to be recognized based on the usage by its customers, in the period the traffic traverses the Company’s network. The Company is still assessing the impact of the new standard on its accounting for sales commissions.

3. Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses approximate fair value as of December 31, 2017 and September 30, 2018 because of the relatively short duration of these instruments. Marketable securities consist of U.S. treasury securities not otherwise classified as cash equivalents. All marketable securities are considered to be available-for-sale and are recorded at their estimated fair values. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive loss.
The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following table summarizes the assets measured at fair value as of December 31, 2017 and September 30, 2018:

	Fair value measurements on a recurring basis December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market account (included in cash and cash equivalents	$28,015	$—	$—	$28,015
Total financial assets	$28,015	$—	$—	$28,015
There were no marketable securities as of December 31, 2017.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands except share and per share amounts)

	Amortized cost or carrying value	Unrealized gains	Unrealized losses	Fair value measurements on a recurring basis September 30, 2018
				Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents:
Money market account	$15,406	$—	$—	$15,406	$—	$—	$15,406
U.S. Reverse repurchase agreements	21,000	—	—	—	21,000	—	21,000
Total included in cash and cash equivalents	36,406	—	—	15,406	21,000	—	36,406
Marketable securities:
U.S. treasury securities	14,940	—	(4)	14,936		—	14,936
Total marketable securities	14,940	—	(4)	14,936	—	—	14,936
Total financial assets	$51,346	$—	$(4)	$30,342	$21,000	$—	$51,342
The Company classifies its marketable securities as current assets as they are available for current operating needs. The following table summarizes the contractual maturities of marketable securities as of September 30, 2018:

	Amortized cost	Aggregate fair value
Financial assets:
Less than one year	$14,940	$14,936
Total	$14,940	$14,936
For fixed income securities that had unrealized losses as of September 30, 2018, the Company determined that no other-than-temporary impairment existed. As of September 30, 2018, all securities in an unrealized loss position have been in an unrealized loss position for less than one year. During the three and nine months ended September 30, 2018, there were $6,000 and $9,000, respectively, in maturities of marketable securities. Interest earned on marketable securities in the three and nine months ended September 30, 2018 was $22 and $70, respectively, and is recorded as other (expense) income, net, in the accompanying condensed consolidated statements of operations and comprehensive income.

4. Financial Statement Components
Accounts receivable, net of allowance for doubtful accounts consist of the following:

	December 31,	September 30,
	2017	2018
Trade accounts receivable	$44,692	$12,374
Unbilled accounts receivable	8,653	11,831
Allowance for doubtful accounts	(32,463)	(786)
Other accounts receivable	343	361
Total accounts receivable, net	$21,225	$23,780

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands except share and per share amounts)
Components of allowance for doubtful accounts are as follows:

	Three months ended September 30,		Nine months ended September 30,
Allowance for doubtful accounts:	2017	2018	2017	2018
Balance, beginning of period	$112	$142	$255	$189
Charged to bad debt expense	83	73	95	283
Deductions (1)	(19)	(102)	(174)	(359)
Balance, end of period	$176	$113	$176	$113

________________________
(1) Write off of uncollectible accounts after all collection efforts have been exhausted.

	Three months ended September 30,		Nine months ended September 30,
Allowance for CABS revenue:	2017	2018	2017	2018
Balance, beginning of period	$27,401	$1,331	$22,316	$32,274
Charged to bad debt expense	—	42	—	42
Write-off of previously outstanding and fully reserved billings related to settlement	—	—	—	(24,968)
Billings deemed not probable of collection (1)	2,485	9	7,613	310
Revenue recognized from outstanding billings previously deemed uncollectible related to settlement	—	—	—	(6,268)
Deductions (2)	(22)	(709)	(65)	(717)
Balance, end of period	$29,864	$673	$29,864	$673
________________________
(1) Represents amounts billed in the period but where collectibility is not probable based on customers collection experience. Amounts were charged to a contra-revenue account.
(2) Write off of uncollectible accounts after all collection efforts have been exhausted.

	Three months ended September 30,		Nine months ended September 30,
CABS revenue:	2017	2018	2017	2018
Billed	$4,992	$3,105	$14,501	$10,313
Revenue recognized from current billings (2)	2,507	3,096	6,888	10,003
Billings deemed not probable of collection (1)	$2,485	$9	$7,613	$310
________________________
(1) Represents amounts billed in the period but where collectibility is not probable based on customers collection experience. Amounts were charged to a contra-revenue account.
(2) Does not include $6,268 in revenue recognized in the nine months ended September 30, 2018, as a result of a settlement agreement related to previously billed and outstanding and uncollectible invoices.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands except share and per share amounts)
On January 29, 2018, the Company and Verizon entered into a settlement agreement to resolve an ongoing dispute and litigation with Verizon, which is a CABS customer of the Company. The settlement agreement also resolved Verizon’s counter-claims against the Company. Pursuant to the settlement agreement, Verizon made a lump sum payment to the Company on February 8, 2018 of $4,400, which was recognized as revenue. Immediately following receipt of the $4,400 payment, the Company issued to Verizon bill credits with respect to other CABS amounts previously billed and reserved to Verizon of $24,968. The amount credited to Verizon comprised the majority of the allowance for CABS revenue as of December 31, 2017. The Company recognized as revenue $6,268, including the $4,400 payment made on February 8, 2018 and the other current outstanding Verizon CABS receivables which had been previously reserved as uncollectible, but for which collection was no longer in doubt as a result of the settlement. The settlement agreement also specifies certain terms for the Company’s CABS billings to Verizon prospectively.

Accrued expenses and other current liabilities consisted of the following:

	December 31,	September 30,
	2017	2018
Accrued expense	$6,851	$11,003
Accrued compensation and benefits	5,237	5,243
Accrued sales, use, and telecom related taxes	3,030	3,102
Other accrued expenses	607	946
Total accrued expenses and other current liabilities	$15,725	$20,294

5. Property and Equipment
Property and equipment, net consisted of the following:

	December 31,	September 30,
	2017	2018
Furniture and fixtures	$863	$1,338
Computer and office equipment	7,545	7,342
Telecommunications equipment	19,985	24,181
Leasehold improvements	453	1,917
Software development costs	15,517	19,121
Automobile	10	10
Total cost	44,373	53,909
Less—accumulated depreciation	(29,427)	(32,139)
Total property and equipment, net	$14,946	$21,770
The Company capitalized $988 and $2,586 of software development costs in the three and nine months ended September 30, 2017, respectively, and $1,964 and $3,511 in the three and nine months ended September 30, 2018, respectively.

Amortization expense related to capitalized software development costs were $524 and $1,659 in the three and nine months ended September 30, 2017, respectively, and $432 and $1,305 in the three and nine months ended September 30, 2018, respectively.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands except share and per share amounts)
The Company recognized depreciation expense, which includes amortization of capitalized software development costs, as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018
Cost of revenue	$1,161	$1,135	$3,245	$3,214
Research and development	29	47	51	108
Sales and marketing	6	13	20	35
General and administrative	45	101	327	328
Total depreciation expense	$1,241	$1,296	$3,643	$3,685

6. Intangible Assets
Intangible assets consisted of the following as of December 31, 2017:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Amortization Period
				(Years)
Customer relationships	$10,396	$(3,552)	$6,844	20
Domain name and related trademarks	2,678	(2,643)	35	3–7
Licenses, amortizable	341	(341)	—	2
Non-compete agreements	139	(139)	—	2–5
Developed technology	775	(775)	—	3
Licenses, indefinite lived	764	—	764	Indefinite
Total intangible assets, net	$15,093	$(7,450)	$7,643
Intangible assets consisted of the following as of September 30, 2018:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Amortization Period
				(Years)
Customer relationships	$10,396	$(3,941)	$6,455	20
Domain name and related trademarks	2,678	(2,678)	—	3–7
Licenses, amortizable	341	(341)	—	2
Non-compete agreements	139	(139)	—	2–5
Developed technology	775	(775)	—	3
Licenses, indefinite lived	764	—	764	Indefinite
Total intangible assets, net	$15,093	$(7,874)	$7,219
Amortization expense for definite lived intangible assets was $210 and $629 in the three and nine months ended September 30, 2017, respectively, and $130 and $424 in the three and nine months ended September 30, 2018, respectively.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands except share and per share amounts)
Future estimated amortization expense for definite lived intangible assets subsequent to September 30, 2018 is as follows:

Amount
2018 (remaining)	$130
2019	520
2020	520
2021	520
2022	520
Thereafter	4,245
$6,455

7. Debt
Revolving Loan

As of December 31, 2017 and September 30, 2018, the Company had $0 outstanding on the revolving loan and was in compliance with all financial and non-financial covenants for all periods presented. The available borrowing capacity under the revolving loan was $25,000 as of September 30, 2018.

As of December 31, 2017 and September 30, 2018, the outstanding unamortized loan fees associated with the availability of the revolving loan were $175 and $127, respectively, and are included in other long-term assets.

Capital Leases

The Company leases various equipment under leases accounted for as capital leases with expiration dates through December 2018. As of December 31, 2017, cost and accumulated depreciation of the assets under capital leases recorded by the Company were $1,951 and $1,855, respectively. As of September 30, 2018, cost and accumulated depreciation of the assets under capital leases recorded by the Company were $1,951 and $1,879, respectively.

Remaining payments due on the Company’s capital lease obligations as of September 30, 2018, are as follows:

Amount
2018 (remaining)	$17
Less amount representing interest	—
Current portion of long-term capital lease obligation (1)	17
Less current maturities	17
Long-term capital lease obligation	$—
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

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018
CPaaS
Revenue	$33,397	$41,537	$96,591	$120,267
Cost of revenue	19,247	23,996	56,394	69,038
Gross profit	$14,150	$17,541	$40,197	$51,229
Other
Revenue	$7,941	$8,917	$23,898	$31,503
Cost of revenue	3,324	3,478	10,037	10,366
Gross profit	$4,617	$5,439	$13,861	$21,137
Consolidated
Revenue	$41,338	$50,454	$120,489	$151,770
Cost of revenue	22,571	27,474	66,431	79,404
Gross profit	$18,767	$22,980	$54,058	$72,366
All assets were held in the United States as of December 31, 2017 and September 30, 2018.

The Company generates its revenue primarily in the United States. Revenue by geographical area is detailed in the table below (which is determined based on the customer billing address):

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018
United States	$41,188	$50,325	$120,090	$151,303
International	150	129	399	467
Total	$41,338	$50,454	$120,489	$151,770

9. Stockholders’ Equity
Preferred Stock
As of December 31, 2017 and September 30, 2018, the Company had authorized 10,000,000 shares of undesignated preferred stock, par value $0.001, of which no shares were issued and outstanding.

Common Stock
As of December 31, 2017 and September 30, 2018, the Company had authorized 100,000,000 shares of Class A common stock with one vote per share and 20,000,000 shares of Class B common stock with ten votes per share, each par value $0.001. As of December 31, 2017, 4,197,831 and 13,440,724 shares of Class A and B common stock, respectively, were issued and outstanding. As of September 30, 2018, 12,347,482 and 7,001,405 shares of Class A and B common stock, respectively, were issued and outstanding.
Shares of Class B common stock are convertible into shares of Class A common stock upon the stockholder’s voluntary written notice to the Company’s transfer agent or a transfer by the stockholder, subject to limited exceptions for transfers for estate planning purposes.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands except share and per share amounts)
The Company had reserved shares of common stock for issuance under stock-based award agreements as follows:

	December 31,	September 30,
	2017	2018
Stock options issued and outstanding	3,659,791	2,010,666
Nonvested restricted stock units issued and outstanding	—	320,482
Stock purchase warrants issued and outstanding	51,350	—
Stock-based awards available for grant under the 2017 Plan	1,050,000	902,552
	4,761,141	3,233,700

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

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands except share and per share amounts)
Stock options
The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018
Expected dividend yield	—%	N/A	—%	—%
Expected stock price volatility	47%-49%	N/A	44%-49%	47%
Average risk-free interest rate	1.9%	N/A	1.9%–2.3%	2.5%
Expected life	6.2 years	N/A	6.2 years	6.2 years
Fair value of common stock	$18.40-$20.83	N/A	$9.60-$20.83	$22.81

No options were granted in the three months ended September 30, 2018.

The following summarizes the stock option activity for the nine months ended September 30, 2018:

	Number of options outstanding	Weighted-average exercise price (per share)	Weighted-average remaining contract life (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2017	3,659,791	$6.88	4.38	$59,436
Granted	17,988	22.81
Exercised	(1,652,120)	6.38		53,332
Forfeited or cancelled	(14,993)	11.97
Outstanding as of September 30, 2018	2,010,666	$7.39	4.22	$92,849

Options vested and exercisable at September 30, 2018	1,702,652	$6.55	3.55	$80,065
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
The weighted average grant-date fair value of stock options granted was $9.45 and $7.48 for the three and nine months ended September 30, 2017, respectively, and $11.10 for the nine months ended September 30, 2018. No options were granted during the three months ended September 30, 2018.
The total estimated grant date fair value of options vested was $443 and $1,070 for the three and nine months ended September 30, 2017, respectively, and $246 and $716 for the three and nine months ended September 30, 2018, respectively.
As of September 30, 2018, total unrecognized compensation cost related to all non-vested stock options was $1,402, which will be amortized over a weighted-average period of 2.21 years.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands except share and per share amounts)
Restricted Stock Units
The following summarizes the restricted stock unit activity for the periods presented:

	Number of awards outstanding	Weighted-average grant date fair value (per share)
Nonvested RSUs as of December 31, 2017	—	$—
Granted	335,089	26.40
Vested	(8,978)	22.81
Forfeited or cancelled	(5,629)	29.35
Nonvested RSUs as of September 30, 2018	320,482	$26.44
As of September 30, 2018, total unrecognized compensation cost related to non-vested RSUs was $7,360, which will be amortized over a weighted-average period of 3.42 years.
Stock-Based Compensation Expense

The Company recognized total stock-based compensation expense in continuing operations as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018
Cost of revenue	$17	$30	$57	$79
Research and development	38	173	100	376
Sales and marketing	54	146	124	364
General and administrative	503	413	821	1,198
Total	$612	$762	$1,102	$2,017

11. Commitments and Contingencies
Operating Leases
The Company leases approximately 181,000 square feet of office space under operating lease agreements that expire at various dates beginning in 2021 and extend through 2025 in several locations within the United States including its headquarters, which is located in Raleigh, NC. On January 12, 2018, the Company entered into an 84-month operating lease agreement to provide 40,035 square feet of additional office space, which was occupied in September 2018. On March 27, 2018, the Company entered into a 60-month operating lease agreement to provide 5,930 square feet of additional office space, which commenced in June 2018. On July 20, 2018, the Company entered into a 12-month operating lease agreement to provide 2,605 square feet of additional office space, which commenced in July 2018. The leases contain escalation clauses and various landlord concessions including tenant improvement allowances. The Company recognizes the total minimum lease payments on a straight-line basis over the term of the lease.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands except share and per share amounts)
Future minimum lease payments required under operating leases as of September 30, 2018 are as follows:

Amount
2018 (remaining)	$1,247
2019	5,044
2020	5,180
2021	5,254
2022	3,438
Thereafter	3,742
$23,905
The Company incurred rent expense of $1,034 and $2,414 for the three and nine months ended September 30, 2017, respectively, and $1,173 and $3,128 for the three and nine months ended September 30, 2018, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.
On April 20, 2015, the Company created a wholly owned subsidiary, Republic Wireless, Inc. (“Republic”), which was incorporated in Delaware. On November 30, 2016, the Company completed a pro-rata distribution of the common stock of Republic to its stockholders of record as of the close of business (the “Spin-Off”).
In conjunction with the Spin-Off, the Company signed a Facilities Service Agreement with Republic in which the Company agreed to sub-lease 40,657 square feet of office space to Republic. The sub-lease is non-cancellable and extends to May 2022. The Company recorded a reduction of rent expense of $251 and $697 for the three and nine months ended September 30, 2017, respectively, and $251 and $753 for the three and nine months ended September 30, 2018, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.

Future minimum sub-lease receipts required under the non-cancellable lease as of September 30, 2018 are as follows:

Amount
2018 (remaining)	$257
2019	1,042
2020	1,065
2021	1,089
2022	594
$4,047
Contractual Obligations
On October 25, 2015, the Company entered into an agreement with a telecommunications service provider. The service agreement requires the Company to pay a monthly recurring charge beginning on January 1, 2016 associated with the services received. The service agreement is non-cancellable and contains annual minimum commitments of $1,200 to be fulfilled over five years or for as long as the Company continues to receive services from this vendor. In addition, as of September 30, 2018 the Company has $3,933 in other non-cancellable purchase obligations, consisting of primarily network equipment maintenance and software license contracts.

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

12. Employee Benefit Plan
The Company sponsors a defined contribution 401(k) plan which allows eligible employees to defer a portion of their compensation. The Company, at its discretion, may make matching contributions. The Company made matching contributions of $181 and $596 for the three and nine months ended September 30, 2017, respectively, and $261 and $807 for the three and nine months ended September 30, 2018, respectively.

13. Income Taxes
At the end of each interim reporting period, the Company determines the income tax provision by using an estimate of the annual effective tax rate, adjusted for discrete items occurring in the quarter. The effective income tax rate reflects the effect of federal and state income taxes and certain non-deductible items.

The Company’s effective tax rate was 35.5% and 37.2% for the three and nine months ended September 30, 2017, respectively, and (1,221.1)% and (87.2)% for the three and nine months ended September 30, 2018, respectively. The change in tax rate is primarily due to the decrease in the federal statutory tax rate under the Tax Cuts and Jobs Act from 35.0% to 21.0%, as well as the impact of stock compensation tax deductions as a result of stock option exercises, which occurred during the three and nine months ended September 30, 2018.

The Company’s effective tax rate for the three and nine months ended September 30, 2018, respectively, is lower than the U.S. federal statutory rate of 21.0% primarily due to the impact of stock compensation tax deductions.

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
The Company received net compensation under the Transition Services Agreement of $37 and $548 for the three and nine months ended September 30, 2017, respectively, and $19 and $69 for the three and nine months ended September 30, 2018, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. In addition, there was approximately $15 and $6 due from Republic as of December 31, 2017 and September 30, 2018, respectively, which was recorded within accounts receivable in the accompanying condensed consolidated balance sheets.
The Company received rental payments under the Facilities Sharing Agreement of $251 and $697 for the three and nine months ended September 30, 2017, respectively, and $251 and $753 for the three and nine months ended September 30, 2018, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. No amounts were due to the Company under the Facilities Sharing Agreement as of December 31, 2017 and September 30, 2018.
The Tax Sharing Agreement governs rights and obligations after the Spin-Off regarding income taxes and other taxes, including tax liabilities and benefits, attributes, returns and contests. There are no amounts outstanding or payable under this agreement as of December 31, 2017 and September 30, 2018.
The Master Services Agreement specifies certain wholesale telecommunications services to be provided by the Company. The agreement is cancellable at any time by either party. The Company provided telecommunication services to Republic of $550 and $1,623 for the three and nine months ended September 30, 2017, respectively, and $994 and $2,985 for the three and nine months ended September 30, 2018, respectively. The Company recognized such amounts as revenue in the accompanying condensed consolidated statements of operations and comprehensive income. As of December 31, 2017 and September 30, 2018, the Company had a receivable of $311 and $332, respectively, under the Master Services Agreement.
Subsequent to the expiration of the 180-day blackout window on May 9, 2018, Republic employees that held Bandwidth stock options began exercising their options. Upon exercise, Bandwidth withholds the employee tax amounts due from the proceeds. For the three and nine months ended September 30, 2018, Bandwidth had collected on behalf of and remitted withholding tax to Republic of $2,691 and $9,166, respectively, and had a related payable of $0 as of September 30, 2018.

15. Basic and Diluted Income per Common Share
During the year ended December 31, 2017, the Company used the two-class method to compute net income per common share, because it had issued securities, other than common stock, that contractually entitled the holders to participate in dividends and earnings. These participating securities included the Company’s redeemable convertible preferred stock which had non-forfeitable rights to participate in any dividends declared on the Company’s common stock. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings.
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
The components of basic and diluted earnings per share, or EPS, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018
Earnings per share
Net income	$1,634	$2,510	$6,570	$19,213
Less: net income allocated to participating securities	213	—	858	—
Net income attributable to common stockholders	$1,421	$2,510	$5,712	$19,213
Net income per share:
Basic	$0.12	$0.13	$0.48	$1.05
Diluted	$0.11	$0.12	$0.42	$0.91
Weighted Average Number of Common Shares Outstanding
Basic	11,828,657	19,072,196	11,814,045	18,300,435
Dilutive effect of stock options, restricted stock units, and warrants	1,424,080	2,073,928	1,673,604	2,765,367
Diluted	13,252,737	21,146,124	13,487,649	21,065,802
The following common share equivalents have been excluded from the calculation of weighted-average common shares outstanding, because the effect is anti-dilutive for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018
Anti-dilutive Disclosure
Series A redeemable convertible preferred stock outstanding	1,775,000	—	1,775,000	—
Stock options issued and outstanding	110,125	—	110,125	—

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands except share and per share amounts)
16. Subsequent Events
On October 30, 2018, Bandwidth Inc. announced the resignation of its co-founder and director, Henry R. Kaestner, effective as of October 30, 2018.
The Company also announced that the Board of Directors (the “Board”) appointed Luke Roush to fill the vacancy resulting from Mr. Kaestner’s resignation, effective as of October 30, 2018. Mr. Roush will serve as a Class I Director and will serve until the 2021 annual meeting of the Company’s stockholders. Mr. Roush will also serve on the Board’s Audit Committee and Compensation Committee.
Mr. Roush co-founded Sovereign’s Capital in 2012 and is a Managing Partner for Sovereign’s Capital. Prior to Sovereign’s Capital, Mr. Roush served as Vice President for Sales, Marketing, and Business Development at TransEnterix, a medical device company that developed and commercialized a minimally invasive surgical system in the United States, Europe, and Asia. Prior to joining TransEnterix, Mr. Roush served as Chief Operating Officer at Liquidia Technologies, a nanotechnology company focused on biopharmaceutical applications. Mr. Roush previously served as global marketing manager for the neurovascular stroke business at Boston Scientific. Mr. Roush graduated summa cum laude from Duke University, and later earned his MBA from The Fuqua School of Business.
Mr. Roush will receive the standard compensation provided to the Company’s independent directors. Mr. Roush will receive the following compensation in connection with his service on the Board:
• an annual retainer of $50,000 for service as a Board member;
• an annual retainer of $5,000 for service as an Audit Committee member; and
• an annual retainer of $2,500 for service as a Compensation Committee member.
The Company also provides that each of the Company’s independent directors, on an annual basis, will be granted restricted stock units having a grant date value of $75,000. Mr. Roush was awarded 378 restricted stock units, which represents a pro-rated grant date value of $18,750 for the year ending December 31, 2018. The grant will vest on December 31, 2018, subject to Mr. Roush’s continued service as a director.
In addition, Mr. Roush and the Company will enter into the Company’s standard indemnification agreement, the terms of which are described in the Company’s Registration Statement on Form S-1 (File No. 333-220945) (the “Registration Statement”) and a form of such agreement was filed as Exhibit 10.2 to the Registration Statement.
Effective as of October 30, 2018, the Board’s Audit Committee consists of Brian D. Bailey, Luke Roush, and Douglas A. Suriano.
Effective as of October 30, 2018, the Board’s Compensation Committee consists of Brian D. Bailey, Luke Roush, and Douglas A Suriano.

Management's Discussion and Analysis
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
For the three months ended September 30, 2017 and 2018, total revenue was $41.3 million and $50.5 million, respectively. CPaaS revenue for the three months ended September 30, 2017 and 2018 was $33.4 million and $41.5 million, respectively, representing an increase of 24%. Net income for the three months ended September 30, 2017 and 2018 was $1.6 million and $2.5 million, respectively. The number of active CPaaS customer accounts increased from 918 as of September 30, 2017, to 1,155 as of September 30, 2018, which represents a 26% increase.

Management's Discussion and Analysis
Key Performance Indicators
We monitor the following key performance indicators (“KPIs”) to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. We believe the following KPIs are useful in evaluating our business:

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018

	(Dollars in thousands)
Number of active CPaaS customers (as of period end)	918	1,155	918	1,155
Dollar-based net retention rate	105%	117%	106%	117%
Adjusted EBITDA	$5,180	$2,292	$17,835	$16,175
Free cash flow	$2,652	$3,112	$4,936	$15,569
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
For the three and nine months ended September 30, 2017 and 2018, revenue from active CPaaS customer accounts represented approximately 99% of total CPaaS revenue.
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

Management's Discussion and Analysis
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
For the three months ended September 30, 2017 and 2018, we generated 58% and 65% of our CPaaS revenue, respectively, from usage-based fees. We also earn monthly fees from services such as phone number services and 911 access service. For the three months ended September 30, 2017 and 2018, we generated 40% and 34% of our CPaaS revenue, respectively, in each period from monthly per unit fees.
For the nine months ended September 30, 2017 and 2018, we generated 57% and 64% of our CPaaS revenue, respectively, from usage-based fees. We also earn monthly fees from services such as phone number services and 911 access service. For the nine months ended September 30, 2017 and 2018, we generated 40% and 34% of our CPaaS revenue, respectively, in each period from monthly per unit fees. The remaining 2-3% of our CPaaS revenue is generated from other miscellaneous services.
The remainder of our revenue is generated by our Other segment. Other revenue is composed of revenue earned from our legacy services and indirect revenue. Other revenue as a percentage of total revenue is expected to continue to decline over time.
We recognize accounts receivable at the time the customer is invoiced. Additionally, we record a receivable and revenue for unbilled revenue if the services have been delivered and are billable in subsequent periods. Unbilled revenue made up 42% and 50% of outstanding accounts receivable, net of allowance for doubtful accounts as of September 30, 2017 and 2018, respectively.
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

Management's Discussion and Analysis
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

Management's Discussion and Analysis
Income Taxes
For the three months ended September 30, 2017 and 2018, our effective tax rate was 35.5% and (1,221.1)%, respectively. The decrease in our effective tax rate is primarily due to the impact of stock compensation tax deductions from stock option exercises, as well as the decrease in the federal statutory tax rate under the Tax Cuts and Jobs Act (the “Act”).
For the nine months ended September 30, 2017 and 2018, our effective tax rate was 37.2% and (87.2)%, respectively. The decrease in our effective tax rate is primarily due to the impact of stock compensation tax deductions from stock option exercises, as well as, the decrease in the federal statutory tax rate under the Act.

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
Non-GAAP Gross Profit and Non-GAAP Gross Margin
GAAP defines gross profit as revenue less cost of revenue. Cost of revenue includes all expenses associated with our various service offerings as more fully described under the caption “Key Components of Statement of Operations-Cost of Revenue and Gross Margin.” We define Non-GAAP gross profit as gross profit after adding back the following items:
• depreciation; and
• stock-based compensation.

We add back depreciation and stock-based compensation because they are non-cash items. We eliminate the impact of these non-cash items because we do not consider them indicative of our core operating performance. Their exclusion facilitates comparisons of our operating performance on a period-to-period basis. Therefore, we believe that showing gross margin, as Non-GAAP to remove the impact of these non-cash expenses, such as depreciation and stock-based compensation, is helpful to investors in assessing our gross profit and gross margin performance in a way that is similar to how management assesses our performance.
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

Management's Discussion and Analysis
Consolidated

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018
	(In thousands)
Consolidated Gross Profit	$18,767	$22,980	$54,058	$72,366
Depreciation	1,161	1,135	3,245	3,214
Stock-based compensation	17	30	57	79
Non-GAAP Gross Profit	$19,945	$24,145	$57,360	$75,659
Non-GAAP Gross Margin %	48%	48%	48%	50%
By Segment
CPaaS

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018
	(In thousands)
CPaaS Gross Profit	$14,150	$17,541	$40,197	$51,229
Depreciation	1,161	1,135	3,245	3,214
Stock-based compensation	17	30	57	79
Non-GAAP Gross Profit	$15,328	$18,706	$43,499	$54,522
Non-GAAP CPaaS Gross Margin %	46%	45%	45%	45%
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

Management's Discussion and Analysis

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018
	(In thousands)
Net income	$1,634	$2,510	$6,570	$19,213
Income tax provision (benefit) (1)	899	(2,320)	3,886	(8,949)
Interest expense (income), net	402	(103)	1,261	(242)
Depreciation	1,241	1,296	3,643	3,685
Amortization	210	130	629	424
Stock-based compensation	612	762	1,102	2,017
Loss on disposal of property and equipment	46	17	55	27
Change in fair value of shareholders' anti-dilutive arrangement (2)	136	—	689	—
Adjusted EBITDA	$5,180	$2,292	$17,835	$16,175
________________________
(1) Includes $4,163 and $11,215 of excess tax benefits associated with the exercise of stock options in the three and nine months ended September 30, 2018, respectively.
(2) Relates to an anti-dilutive agreement which allows certain principal non-founder shareholders the ability to purchase additional common shares. See Note 4, Fair Value of Financial Instruments, in the Annual Report on Form 10-K for further explanation.

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

Management's Discussion and Analysis
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

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018
	(In thousands)
Net income	$1,634	$2,510	$6,570	$19,213
Stock-based compensation	612	762	1,102	2,017
Change in fair value of shareholders' anti-dilutive arrangement (1)	136	—	689	—
Amortization related to acquisitions	130	130	390	390
Loss on disposal of property and equipment	46	17	55	27
Estimated tax effects of adjustments	(351)	(233)	(852)	(625)
Income tax benefit of option exercises	—	(4,163)	—	(11,215)
Non-GAAP net income (loss)	$2,207	$(977)	$7,954	$9,807
Non-GAAP net income (loss) per Non-GAAP share
Basic	$0.16	$(0.05)	$0.59	$0.54
Diluted	$0.15	$(0.05)	$0.52	$0.47

Non-GAAP Weighted Average Number of Shares outstanding
Basic	11,828,657	19,072,196	11,814,045	18,300,435
Series A redeemable convertible preferred stock outstanding	1,775,000	—	1,775,000	—
Non-GAAP Basic Shares	13,603,657	19,072,196	13,589,045	18,300,435

Diluted	13,252,737	21,146,124	13,487,649	21,065,802
Series A redeemable convertible preferred stock outstanding	1,775,000	—	1,775,000	—
Non-GAAP Diluted Shares	15,027,737	21,146,124	15,262,649	21,065,802
________________________
(1) Relates to an anti-dilutive agreement which allowed certain principal non-founder shareholders the ability to purchase additional common shares. See Note 4, Fair Value of Financial Instruments, in the Annual Report on Form 10-K for further explanation.

Free Cash Flow
Free cash flow represents net cash provided by or used in operating activities less net cash used in the acquisition of property and equipment and capitalized development costs of software for internal use. We believe free cash flow is a useful indicator of liquidity and provides information to management and investors about the amount of cash generated from our core operations that can be used for investing in our business. Free cash flow has certain limitations in that it does not represent the total increase or decrease in the cash balance for the period, it does not take into consideration investment in long-term securities, nor does it represent the residual cash flows available for discretionary expenditures. Therefore, it is important to evaluate free cash flow along with our condensed consolidated statements of cash flows.

Management's Discussion and Analysis

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018
	(In thousands)
Net cash provided by operating activities	$4,671	$6,884	$9,677	$24,001
Net cash used in investing in capital assets (1)	(2,020)	(3,772)	(4,741)	(8,432)
Free cash flow	$2,651	$3,112	$4,936	$15,569
________________________
(1) Represents the acquisition cost of property, equipment and capitalized development costs for software for internal use.

Results of Operations
Consolidated Results of Operations

The following table sets forth the consolidated statements of operations for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018
	(In thousands)
Revenue:
CPaaS revenue	$33,397	$41,537	$96,591	$120,267
Other revenue	7,941	8,917	23,898	31,503
Total revenue	41,338	50,454	120,489	151,770
Cost of revenue:
CPaaS cost of revenue	19,247	23,996	56,394	69,038
Other cost of revenue	3,324	3,478	10,037	10,366
Total cost of revenue	22,571	27,474	66,431	79,404
Gross profit:
CPaaS	14,150	17,541	40,197	51,229
Other	4,617	5,439	13,861	21,137
Total gross profit	18,767	22,980	54,058	72,366
Operating expenses:
Research and development	2,771	5,895	7,862	14,111
Sales and marketing	3,128	5,422	8,099	14,598
General and administrative	9,797	11,576	25,691	33,635
Total operating expenses	15,696	22,893	41,652	62,344
Operating income	3,071	87	12,406	10,022
Other expense:
Interest (expense) income, net	(402)	103	(1,261)	242
Change in fair value of stockholders’ anti-dilutive arrangement	(136)	—	(689)	—
Income before income taxes	2,533	190	10,456	10,264
Income tax (provision) benefit	(899)	2,320	(3,886)	8,949
Net income	$1,634	$2,510	$6,570	$19,213

Management's Discussion and Analysis
The following table sets forth our results of operations as a percentage of our total revenue for the periods presented. *

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018
Revenue:
CPaaS revenue	81%	82%	80%	79%
Other revenue	19%	18%	20%	21%
Total revenue	100%	100%	100%	100%
Cost of revenue:
CPaaS cost of revenue	47%	48%	47%	45%
Other cost of revenue	8%	7%	8%	7%
Total cost of revenue	55%	55%	55%	52%
Gross profit:
CPaaS	34%	35%	33%	34%
Other	11%	11%	12%	14%
Total gross profit	45%	46%	45%	48%
Operating expenses:
Research and development	7%	12%	7%	9%
Sales and marketing	8%	11%	7%	10%
General and administrative	24%	23%	21%	22%
Total operating expenses	39%	46%	35%	41%
Operating income	7%	—%	10%	7%
Other expense:
Interest (expense) income, net	(1)%	—%	(1)%	—%
Change in fair value of stockholders’ anti-dilutive arrangement	—%	—%	(1)%	—%
Income before income taxes	6%	—%	9%	7%
Income tax (provision) benefit	(2)%	5%	(3)%	6%
Net income	4%	5%	5%	13%
(*) Columns may not foot due to rounding.

Management's Discussion and Analysis
Comparison of the Three Months Ended September 30, 2017 and 2018
Revenue

	Three months ended September 30,
	2017	2018	Change
	(Dollars in thousands)
CPaaS revenue	$33,397	$41,537	$8,140	24%
Other revenue	7,941	8,917	976	12%
Total revenue	$41,338	$50,454	$9,116	22%
For the three months ended September 30, 2018, total revenue increased by $9.1 million, or 22%, compared to the same period in 2017, and CPaaS revenue increased by $8.1 million, or 24%, compared to the same period in 2017. The increase in CPaaS revenue was primarily attributable to an increase in the usage of all our service offerings, particularly our voice and messaging usage, which accounted for $9.1 million of the increase in CPaaS revenue, and our phone number services and 911-enabled phone number services, which accounted for $1.4 million of the increase in CPaaS revenue. This overall increase in CPaaS revenue was partially offset by $2.4 million related to pricing decreases that we have implemented over time with our customers in the form of lower usage prices to increase the reach and scale of our platform. The changes in usage and price in the three months ended September 30, 2018 compared to the same period in 2017 were reflected in our dollar-based net retention rate of 117%. The increase in usage was also attributable to a 26% increase in the number of active CPaaS customer accounts, from 918 as of September 30, 2017 to 1,155 as of September 30, 2018. In addition, revenue from new CPaaS customers contributed $2.4 million, or 7%, to CPaaS revenue for the three months ended September 30, 2018 compared to $1.5 million, or 5% to CPaaS revenue in the same period in 2017. As a percentage of total revenue, CPaaS revenue increased from 81% to 82% from the three months ended September 30, 2017 to the same period in 2018. Other revenue increased by $1.0 million, or 12%, due to a higher than usual amount of indirect revenue, which increased by $1.7 million. This increase was partially offset by the expected declines in our legacy services of $0.7 million.
Cost of Revenue and Gross Margin

	Three months ended September 30,
	2017	2018	Change
	(Dollars in thousands)
Cost of revenue:
CPaaS cost of revenue	$19,247	$23,996	$4,749	25%
Other cost of revenue	3,324	3,478	154	5%
Total cost of revenue	$22,571	$27,474	$4,903	22%
Gross profit	$18,767	$22,980	$4,213	22%
Gross margin:
CPaaS	42%	42%
Other	58%	61%
Total gross margin	45%	46%

Management's Discussion and Analysis
For the three months ended September 30, 2018, total gross profit increased by $4.2 million, or 22%, compared to the same period in 2017. Total gross margin increased from 45% to 46% during the same period. In 2018, CPaaS cost of revenue increased by $4.7 million, or 25% compared to the same period in 2017. CPaaS cost of revenue increased primarily due to an increase in voice usage costs of $2.7 million due to growth in minutes used by customers, partially offset by a decrease in the cost per minute from vendors. Network costs also increased $1.6 million due to network expansions. Cost of messaging increased by $0.4 million due to growth in messages used by customers. Cost of phone numbers increased by $0.1 million, partially offset by a $0.03 million decrease in 911 enabled numbers costs. For the three months ended September 30, 2017 and 2018, CPaaS gross margin remained flat at 42%. Excluding depreciation and stock-based compensation of $1.2 million for both the three months ended September 30, 2017 and 2018, CPaaS Non-GAAP gross margin would have been 46% and 45% for the three months ended September 30, 2017 and 2018, respectively, and total Non-GAAP gross margin would have been 48% for the same periods.
Other cost of revenue increased by $0.2 million, which was due to a $0.4 million increase in cost of indirect revenue related to cost of carrier access revenue, partially offset by a $0.2 million decrease as a result of churn in legacy services.
Operating Expenses

	Three months ended September 30,
	2017	2018	Change
	(Dollars in thousands)
Research and development	$2,771	$5,895	$3,124	113%
Sales and marketing	3,128	5,422	2,294	73%
General and administrative	9,797	11,576	1,779	18%
Total operating expenses	$15,696	$22,893	$7,197	46%
For the three months ended September 30, 2018, research and development expenses increased by $3.1 million, or 113%, compared to the same period in 2017. This increase was primarily due to increased personnel costs of $2.7 million and other non-headcount costs of $0.4 million.
For the three months ended September 30, 2018, sales and marketing expenses increased by $2.3 million, or 73%, compared to the same period in 2017 primarily due to an overall increase in sales personnel costs of $1.9 million and other non-headcount costs of $0.4 million.
For the three months ended September 30, 2018, general and administrative expenses increased by $1.8 million, or 18%, compared to the same period in 2017. This increase was due to higher professional expenses of $0.6 million, hosted software costs of $0.5 million facilities expense of $0.4 million, personnel cost of $0.1 million, and other non-headcount costs of $0.2 million also contributed the overall increase in general and administrative expenses.
Interest Expense, Net
For the three months ended September 30, 2018, interest expense decreased by $0.5 million compared to the same period in 2017, due to the repayment of all outstanding debt in 2017 with the proceeds from the IPO and increased interest income from investments in marketable securities.

Management's Discussion and Analysis
Income Tax Expense
For the three months ended September 30, 2018, income tax expense decreased by $3.2 million compared to the same period in 2017. The effective tax rate for the three months ended September 30, 2018 was (1,221)% compared to 35% in the same period in 2017. The decrease in our effective tax rate is primarily due to the impact of stock compensation tax deductions from stock option exercises, as well as, the decrease in the federal statutory tax rate under the Act.
Comparison of the Nine Months Ended September 30, 2017 and 2018
Revenue

	Nine months ended September 30,
	2017	2018	Change
	(Dollars in thousands)
CPaaS revenue	$96,591	$120,267	$23,676	25%
Other revenue	23,898	31,503	7,605	32%
Total revenue	$120,489	$151,770	$31,281	26%
For the nine months ended September 30, 2018, total revenue increased by $31.3 million, or 26%, compared to the same period in 2017, and CPaaS revenue increased by $23.7 million, or 25%, compared to the same period in 2017. The increase in CPaaS revenue was primarily attributable to an increase in the usage of all our service offerings, particularly our voice and messaging usage, which accounted for $29.6 million of the increase in CPaaS revenue, and our phone number services and 911-enabled phone number services, which accounted for $4.6 million of the increase in CPaaS revenue. This overall increase in CPaaS revenue was partially offset by $10.4 million related to pricing decreases that we have implemented over time with our customers in the form of lower usage prices to increase the reach and scale of our platform. The changes in usage and price in the nine months ended September 30, 2018 compared to the same period in 2017 were reflected in our dollar-based net retention rate of 117%. The increase in usage was also attributable to a 26% increase in the number of active CPaaS customer accounts, from 918 as of September 30, 2017 to 1,155 as of September 30, 2018. In addition, revenue from new CPaaS customers contributed $6.9 million, or 7%, to CPaaS revenue for the nine months ended September 30, 2018 compared to $4.0 million, or 5% to CPaaS revenue in the same period in 2017. As a percentage of total revenue, CPaaS revenue decreased from 80% to 79% from the nine months ended September 30, 2017 to the same period in 2018. Other revenue increased by $7.6 million, or 32%, for the nine months ended September 30, 2018, due to an increase in indirect revenue of $9.8 million resulting from the settlement of a dispute and higher than expected other revenue for the three months ended September 30, 2018. This increase was partially offset by expected declines in our legacy services of $2.2 million.

Management's Discussion and Analysis
Cost of Revenue and Gross Margin

	Nine months ended September 30,
	2017	2018	Change
	(Dollars in thousands)
Cost of revenue:
CPaaS cost of revenue	$56,394	$69,038	$12,644	22%
Other cost of revenue	10,037	10,366	329	3%
Total cost of revenue	$66,431	$79,404	$12,973	20%
Gross profit	$54,058	$72,366	$18,308	34%
Gross margin:
CPaaS	42%	43%
Other	58%	67%
Total gross margin	45%	48%
For the nine months ended September 30, 2018, total gross profit increased by $18.3 million, or 34%, compared to the same period in 2017. Total gross margin increased from 45% to 48% during the same period. In 2018, CPaaS cost of revenue increased by $12.6 million, or 22%, compared to the same period in 2017. CPaaS cost of revenue increased primarily due to an increase in voice usage costs of $8.6 million due to growth in minutes used by customers, partially offset by a decrease in the cost per minute from vendors. Network costs also increased $3.6 million due to network expansion. Cost of messaging increased by $0.6 million due to growth in messages used by customers. Cost of 911 enabled numbers decreased by $0.2 million due to a decrease in cost from vendors. For the nine months ended September 30, 2018, CPaaS gross margin increased from 42% to 43% compared to the same period in 2017. Excluding depreciation and stock-based compensation of $3.3 million for both the nine months ended September 30, 2017 and 2018, respectively, CPaaS Non-GAAP gross margin would have been 45% for the nine months ended September 30, 2017 and 2018, and total Non-GAAP gross margin would have been 48% and 50% for the same periods.
Other cost of revenue increased by $0.3 million, which was due to a $1.2 million increase in cost of indirect revenue related to cost of carrier access revenue, partially offset by a $0.8 million decrease as a result of churn in legacy services.
Operating Expenses

	Nine months ended September 30,
	2017	2018	Change
	(Dollars in thousands)
Research and development	$7,862	$14,111	$6,249	79%
Sales and marketing	8,099	14,598	6,499	80%
General and administrative	25,691	33,635	7,944	31%
Total operating expenses	$41,652	$62,344	$20,692	50%
For the nine months ended September 30, 2018, research and development expenses increased by $6.2 million, or 79%, compared to the same period in 2017. This increase was primarily due to increased personnel costs of $5.5 million and other non-headcount costs of $0.7 million.
For the nine months ended September 30, 2018, sales and marketing expenses increased by $6.5 million, or 80%, compared to the same period in 2017 primarily due to an overall increase in sales personnel costs of $5.3 million and other non-headcount costs of $1.2 million.

Management's Discussion and Analysis
For the nine months ended September 30, 2018, general and administrative expenses increased by $7.9 million, or 31%, compared to the same period in 2017. This increase was due to higher personnel cost of $3.1 million. Professional expenses of $2.0 million, facilities expense of $1.1 million mainly as a result of additional office space, hosted software costs of $1.0 million and other non-headcount costs of $0.7 million also contributed the overall general and administrative expenses.
Interest Expense, Net
For the nine months ended September 30, 2018, interest expense decreased by $1.5 million compared to the same period in 2017, due to repayment of all outstanding debt in 2017 with the proceeds from the IPO and increased interest income from investments in marketable securities.
Income Tax Expense
For the nine months ended September 30, 2018, income tax expense decreased by $12.8 million compared to the same period in 2017. The effective tax rate for the nine months ended September 30, 2018 was (87)% compared to 37% in the same period in 2017. The decrease in our effective tax rate is primarily due to the impact of stock compensation tax deductions from stock option exercises, as well as, the decrease in the federal statutory tax rate under the Act.
Liquidity and Capital Resources

To date, our principal sources of liquidity have been the proceeds of $74.4 million, net of underwriting discounts and commissions, from our initial public offering in November 2017, in addition to free cash flow driven by payments received from customers using our services. We believe that our cash and cash equivalents balances, our marketable securities portfolio, our credit facility and the cash flows generated by our operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our belief may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors.” We may be required to seek additional equity or debt financing in order to meet these future capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.

Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
	2017	2018

Net cash provided by operating activities	$9,677	$24,001
Net cash used in investing activities	(4,738)	(23,289)
Net cash (used in) provided by financing activities	(6,375)	10,225
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(1,436)	$10,937
Cash Flows from Operating Activities
For the nine months ended September 30, 2018, cash provided by operating activities was $24.0 million, consisting of net income of $19.2 million adjusted for non-cash items. These non-cash items included depreciation and amortization expense of $4.1 million, stock-based compensation expenses of $2.0 million, deferred tax benefit

Management's Discussion and Analysis
of $9.0 million and cash provided by changes in operating assets and liabilities of $7.7 million. Cash generated from operating assets and liabilities included an increase in deferred revenue of $5.3 million, an increase in accrued expenses and other liabilities of $6.5 million and a decrease in deferred costs of $0.3 million. Offsetting these cash generating items in assets and liabilities were an increase in accounts receivable of $2.6 million, an increase in prepaid expenses and other assets of $1.1 million and a decrease in accounts payable of $0.8 million, respectively.

For the nine months ended September 30, 2017, cash provided by operating activities was $9.7 million, consisting of net income of $6.6 million adjusted for non-cash items. These non-cash items included depreciation and amortization expense of $4.3 million, deferred tax expense of $3.5 million, stock-based compensation expenses of $1.1 million, change in fair value of stockholder's anti-dilutive arrangement of $0.7 million and cash used for changes in operating assets and liabilities of $6.6 million. Cash outflows from operating assets and liabilities included increases in accounts receivable of $1.9 million, prepaid expenses and other assets of $1.5 million, deferred costs of $3.6 million along with a decrease in accounts payable of $2.3 million.  Offsetting these cash outflows was an increase in deferred revenue and advanced billings of $1.4 million and an increase in accrued expenses and other liabilities of $1.3 million.
Cash Flows from Investing Activities
For the nine months ended September 30, 2018, cash used in investing activities from continuing operations was $23.3 million from the investment in marketable securities of $23.9 million, the purchase of property and equipment of $4.9 million and capitalized internally developed software costs of $3.5 million, partially offset by maturities of marketable securities of $9.0 million.
For the nine months ended September 30, 2017, cash used in investing activities from continuing operations was $4.7 million from the purchase of property and equipment of $2.2 million and capitalized internally developed software costs of $2.6 million.
Cash Flows from Financing Activities
For the nine months ended September 30, 2018, cash provided by financing activities from continuing operations was $10.2 million consisting primarily of $10.6 million in proceeds from the exercises of stock options, partially offset by $0.3 million in payments related to the cost of the IPO.
For the nine months ended September 30, 2017, cash used in financing activities from continuing operations was $6.4 million consisting primarily of $5.0 million in net repayments on our line of credit and $1.5 million in repayments on our term loan.
Debt
As of September 30, 2018, the Company had $0 outstanding on the revolving loan and was in compliance with all financial and non-financial covenants for all periods presented. The available borrowing capacity under our revolving credit facility loan was $25.0 million as of September 30, 2018.

As of September 30, 2018, the outstanding unamortized loan fees for the revolving loan was $0.1 million and were included in other long-term assets.

Management's Discussion and Analysis
Contractual Obligations and Other Commitments
The following table summarizes our non-cancellable contractual obligations as of September 30, 2018:

	Total	Less than 1 year	1 to 2 Years	3 to 5 Years	More than 5 years
	(In thousands)
Operating leases (1)	$23,905	$5,028	$10,399	$5,790	$2,688
Capital leases	17	17	—	—	—
Purchase obligations (2)	6,633	3,995	2,373	265	—
Total	$30,555	$9,040	$12,772	$6,055	$2,688
________________________
(1) Operating leases represent total future minimum rent payments under non-cancellable operating lease agreements.
(2) Purchase obligations represent total future minimum payments under contracts to various service providers, and exclude agreements that are cancellable without penalty.
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
Interest Rate Risk
Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents of $48.6 million and marketable securities of $14.9 million as of September 30, 2018, which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of interest bearing checking accounts and money market accounts. Marketable securities consist of U.S. treasury securities not otherwise classified as cash equivalents.
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
Our debt is comprised of a revolving line of credit account, which had no amount outstanding as of September 30, 2018. The revolving line of credit has an interest rate based on the 1-month LIBOR rate plus 225 basis points as of September 30, 2018. A one-eighth percentage point increase or decrease in the applicable rate for our credit facility (assuming the revolving portion of the credit facility is fully drawn) would have an annual impact of less than $0.1 million on cash interest expense.
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
Phone Recovery Services, acting or purporting to act on behalf of applicable jurisdictions, or the applicable county or city itself, has filed similar lawsuits against us and/or one of our subsidiaries in the Superior Court of the State of Rhode Island, the Court of Common Pleas of Allegheny County, Pennsylvania and the District Court of Ramsey County, Minnesota that are currently in various stages of litigation. The case in Ramsey County, Minnesota was dismissed in November 2016; in August 2017, the Minnesota Court of Appeals affirmed that dismissal. On September 5, 2017, Phone Recovery Services filed a notice of appeal to the Minnesota Supreme Court. To date, we have not received any material adverse decision in connection with those matters. The case in Allegheny County, Pennsylvania has been stayed pending the outcome of a related proceeding before the FCC.
We face similar lawsuits brought directly by various state and local governments alleging underpayment of 911 taxes and surcharges, although we understand that Phone Recovery Services may be working in conjunction with each state or local government as a consultant on a contingency basis. The following county or municipal governments have named us in lawsuits associated with the collection and remittance of 911 taxes and surcharges: Birmingham Emergency Communications District, Alabama; Clayton County, Cobb County, DeKalb County, Fulton County, Gwinnett County, Macon-Bibb County, Georgia and Columbus Consolidated Government, Georgia (collectively, the “Georgia Cases”); Cook County and Kane County Illinois; City of Chicago, Illinois; the State of Illinois (collectively, the “Illinois Case”); Beaver County, Berks County, Bucks County, Butler County, Chester County, Clarion County, Cumberland County, Dauphin County, Delaware County, Lancaster County, Lebanon County, Mercer County, Somerset County, Washington County, Westmoreland County, and York County, Pennsylvania (collectively, the “Pennsylvania Cases”); and Richland County, Charleston County, Dorchester County, and Town of Summerville, South Carolina. The complaints allege that we failed to bill, collect and remit certain taxes and surcharges associated with 911 service pursuant to applicable laws. The Georgia Cases have been closed administratively during the appeal of a related case in the Georgia courts; the Georgia Cases may be reopened. We understand that Augusta-Richmond County, Bartow County, Chatham County, Cherokee County, City of Atlanta, City of Savannah, Forsyth County, Houston County and Spalding County, Georgia each intends to initiate legal proceedings against us with allegations substantially similar to those in the Georgia Cases. The Pennsylvania Case in Butler County, Pennsylvania was dismissed in August 2016 and that dismissal is currently pending appeal; the remaining Pennsylvania Cases have been stayed until the appeal of the dismissal of the Butler County, Pennsylvania Case is resolved. The Illinois Case was dismissed in December 2016; Phone Recovery Services timely filed a notice of appeal and the appeal is underway.
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
We plan to expand our operations internationally, which will expose us to significant risks.
As part of our growth strategy, we are planning to expand our operations to include international offerings. We expect, in the future, to hire employees to provide international support to our existing U.S.-based customers and may, in the future, open foreign offices in order to reach new customers and further support our existing U.S.-based customers. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. Because of our limited experience with international operations, our international expansion efforts may not be successful.
In addition, we may face risks in doing business internationally that could adversely affect our business, including:
• exposure to political developments in the United Kingdom (“U.K.”), including the outcome of the U.K. referendum on membership in the European Union (“EU”), which has created an uncertain political and economic environment, instability for businesses and volatility in global financial markets;
• difficulties in managing and staffing international operations, including difficulties related to the increased operations, travel, infrastructure and legal compliance costs associated with numerous international locations;
• our ability to effectively price our products in competitive international markets;
• new and different sources of competition;
• costs associated with network service provider fees outside of the United States;
• the need to adapt and localize our products for specific countries;
• difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions, particularly in the areas of data privacy and personal privacy;
• difficulties related to differing technical standards, data privacy and telecommunications regulations and certification requirements outside the United States, which could prevent customers from deploying our products or limit their usage;
• export controls and economic sanctions administered by the Bureau of Industry and Security of the U.S. Department of Commerce and the Office of Foreign Assets Control of the U.S. Department of the Treasury;
• compliance with various anti-bribery and anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and United Kingdom Bribery Act 2010;
• tariffs and other non-tariff barriers, such as quotas;
• more limited protection for intellectual property rights in some countries;
• adverse tax consequences;

• fluctuations in currency exchange rates, which could increase the price of our products outside of the United States, increase the expenses of our international operations and expose us to foreign currency exchange rate risk;
• currency control regulations, which might restrict or prohibit our conversion of other currencies into U.S. dollars;
• restrictions on the transfer of funds;
• deterioration of political relations between the United States and other countries; and
• political or social unrest or economic instability in a specific country or region in which we operate, which could have an adverse impact on our operations in that location.
In addition, due to potential costs from our international expansion efforts and network service provider fees outside of the United States, our gross margin for international customers may be lower than our gross margin for domestic customers. As a result, our gross margin may fluctuate as we expand our operations and customer base internationally.
Our failure to manage any of these risks successfully could delay our planned international expansion or, once developed, harm our international operations, and adversely affect our business, results of operations and financial condition.
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
If we are unable, on acceptable terms and on a timely basis, to obtain and maintain the permits and licenses needed to expand and operate our network, our business could be materially adversely affected. In addition, the cancellation or non-renewal of the permits or licenses that are obtained could materially adversely affect our business. In particular, although we have received approval from the FCC and almost all applicable state public utility commissions, we are currently awaiting approval from the state public utility commission of California (the “California commission”) in connection with our expected change of control. The California commission has issued a proposed decision that would, if approved by the California commission, deny the proposed transfer of control to our Chief Executive Officer and Chairman David A. Morken, revoke our current California license, and require us to apply for a new California license. The California commission’s proposed decision would provide that our current California license would remain effective during the pendency of our application for a new California license. We continue to work to correct both legal and factual errors in the California commission’s proposed decision and to obtain approval of our application from the California commission. An unfavorable resolution of our application could affect our ability to continue our California operations in the same manner that we historically have operated, but should not affect our ability to continue operations in California. We are not able to restrict holders of our Class B common stock from converting their shares of Class B common stock to Class A common stock, which may result in a change of control. If a change of control occurs prior to receipt of regulatory approval in California, we may be subject to fines, penalties, enforcement actions or loss of our authorization in California. In the event we are the target of an acquisition, the regulatory agencies responsible for granting, renewing or transferring permits and licenses may delay or reject applications to transfer such permits or licenses and as a result these uncertainties, we may not be as attractive an acquisition target.
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

Our operations are subject to regulation at the national level and, often, at the state and local levels. Our operations may become subject to regulation by other countries if we expand to international markets. Changes to existing regulations or rules, or the failure to regulate going forward in areas historically regulated on matters such as network neutrality, licensing fees, environmental, health and safety, privacy, intercarrier compensation, emergency 911 services interconnection and other areas, in general or particular to our industry, may increase costs, restrict operations or decrease revenue. Our inability or failure to comply with telecommunications and other laws and regulations could cause the temporary or permanent suspension of our operations, and if we cannot provide emergency calling functionality through our Bandwidth Communications Platform to meet any new federal or state requirements, or any applicable requirements from other countries, the competitive advantages that we currently have may not persist, adversely affecting our ability to obtain and to retain enterprise customers which could have an adverse impact on our business.
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
Our business is subject to complex and evolving foreign laws and regulations regarding privacy, data protection and other matters relating to information collection.
There are numerous foreign laws, regulations and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure and protection of personally identifiable information (“PII”) and other personal or customer data, the scope of which is continually evolving and subject to differing interpretations. We must comply with such laws, regulations and directives and we may be subject to significant consequences, including penalties and fines, for our failure to comply.

For example, as of May 25, 2018, the General Data Protection Regulation (“GDPR”), has replaced the Data Protection Directive with respect to the processing of personal data in the European Union. The GDPR imposes several stringent requirements for controllers and processors of personal data (including non-EU processors who process personal data on behalf of European Union (“EU”) controllers), including, for example, more robust internal accountability controls, a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention and secondary use of information and additional obligations when we contract with third parties in connection with the processing of the personal data. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. To comply with the new data protection rules imposed by GDPR, we may be required to put in place additional mechanisms ensuring compliance. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

In addition, recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of information from the European Union to the United States. For example, the Privacy Shield Framework is under review and there is currently litigation challenging other EU mechanisms for adequate data transfers (i.e., the standard contractual clauses). It is uncertain whether the Privacy Shield Framework and/or the standard contractual clauses will be invalidated by the European courts or legislature. We rely on a mixture of mechanisms to transfer personal data from our EU business to the United States, and could be impacted by changes in law as a result of a future review of these transfer mechanisms by European regulators under the GDPR, as well as current challenges to these mechanisms in the European courts. If one or more of the legal bases for transferring PII from Europe to the United States is invalidated, or if we are unable to transfer PII between and among countries and regions in which we may operate in the future, it could affect the manner in which we provide our services or could adversely affect our financial results.

Furthermore, any failure, or perceived failure, by us to comply with or make effective modifications to our policies, or to comply with any federal, state or international privacy, data-retention or data-protection-related laws, regulations, orders or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, a loss of customer confidence, damage to our brand and reputation or a loss of customers, any of which could have an adverse effect on our business. In addition, various federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data-retention and data-protection issues, including laws or regulations mandating disclosure to domestic or international law enforcement bodies, which could adversely impact our business, our brand or our reputation with customers. For example, some countries have adopted laws mandating that PII regarding customers in their country be maintained solely in their country. Having to maintain local data centers and redesign product, service and business operations to limit PII processing to within individual countries could increase our operating costs significantly.
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
Our ability to compete effectively is dependent in large part upon the maintenance and protection of systems and software that we have developed internally, including some systems and software-based on open standards. While we have eight U.S. patents and two pending U.S. patent applications, we cannot patent much of the technology that is important to our business. In addition, our pending patent applications may not be granted, and any issued patent that we own may be challenged, narrowed, invalidated or circumvented. To date, we have relied on patent, copyright and trade secret laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our rights to our technology. While we typically enter into confidentiality agreements with our employees, consultants, customers, and vendors in an effort to control access to and distribution of technology, software, documentation and other information, these agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Despite these precautions, it may be possible for a third-party to copy or otherwise obtain and use our technology without authorization. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any rights against such party. Policing unauthorized use of our technology is difficult. The steps we take may not prevent misappropriation of the technology we rely on. In addition, effective protection may be unavailable or limited in some jurisdictions outside the United States. Litigation may be necessary in the future to enforce or protect our rights or to determine the validity and scope of the rights of others. That litigation could cause us to incur substantial costs and divert resources away from our daily business, which in turn could adversely affect our business, results of operations and financial condition.
The unlicensed use of our brands by third parties could harm our reputation, cause confusion among our customers or impair our ability to market our services. Accordingly, we have registered numerous trademarks and service marks and have applied for registration of our trademarks and service marks in the United States to establish and protect our brand names as part of our intellectual property strategy. We do not currently have any registered trademarks in any jurisdiction outside of the United States. We cannot assure you that our pending or future trademark applications will be approved. Although we anticipate that we would be given an opportunity to respond to any such rejections, we may be unable to overcome any such rejections. In addition, in proceedings before the United States Patent and Trademark Office third parties are given an opportunity to oppose pending trademark applications and seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. In the event that our trademarks are successfully challenged, we could be forced to rebrand our services, which could result in loss of brand name recognition. Moreover, successful opposition to our applications might encourage third parties to make additional oppositions or commence trademark infringement proceedings against us, which could be costly and time consuming to defend against. If we decide to take limited or no action to protect our trademarks, our trademark rights may be diluted and subject to challenge or invalidation, which could materially and adversely affect our brand in the marketplace. Certain of the trademarks we may use may become so well known by the public that their use becomes generic and they lose trademark protection. Over the long term, if we are unable to establish name recognition based on our trademark and tradenames, then we may not be able to compete effectively and our business may be adversely affected. Further, we cannot assure you that competitors will not infringe our trademarks or that we will have adequate resources to enforce our trademarks.
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
The FCC’s rules also require that we timely report certain 911 service outages. The FCC may make inquiries regarding matters related to any reported 911 service outage. Any inquiry could result in FCC enforcement action, potential monetary penalties and other adverse consequences.
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
We are an “emerging growth company,” as defined in the JOBS Act, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions for so long as we are an “emerging growth company.” We cannot predict if investors will find our Class A common stock less attractive because we will rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and the trading price of our Class A common stock may be more volatile.
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
Prior to our initial public offering, there was no public market for shares of our Class A common stock. On November 10, 2017, we sold shares of our Class A common stock to the public at $20.00 per share. From November 10, 2017, the date that our Class A common stock began trading on the NASDAQ Global Select Market, through October 22, 2018, the trading price of our Class A common stock has ranged from $18.05 per share to $57.00 per share. The trading price of our Class A common stock may continue to be volatile and could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial public offering, including our directors, executive officers and significant stockholders and their respective affiliates. This limits or precludes your ability to influence corporate matters, including the election of directors, amendments to our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
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
We may become controlled by David A. Morken, our Co-Founder and Chief Executive Officer, whose interests may differ from other stockholders.
If all or substantially all of the holders of our Class B common stock who may convert their shares into Class A common stock voluntarily or otherwise prior to December 1, 2018 actually convert, David A. Morken, our Cofounder and Chief Executive Officer may control approximately 53% of the combined voting power of our outstanding capital stock. If, after December 1, 2018, all or substantially all of the holders of our Class B common stock convert their shares into Class A common stock voluntarily or otherwise, Mr. Morken may control approximately 63% of the combined voting power of our outstanding capital stock. As a result, Mr. Morken may have the ability to control the appointment of our management, the entering into of mergers, sales of substantially all or all of our assets and other extraordinary transactions and influence amendments to our certificate of incorporation and bylaws. If Mr. Morken controls a majority of the voting power of our outstanding capital stock, he would have the ability to control the vote in any election of directors and would have the ability to prevent any transaction that requires shareholder approval regardless of whether other shareholders believe the transaction is in our best interests. In any of these matters, the interests of Mr. Morken may differ from or conflict with your interests. Moreover, this concentration of ownership may also adversely affect the trading price for our Class A common stock to the extent investors perceive disadvantages in owning stock of a company with a controlling shareholder.
To the extent we become a “controlled company,” we may take advantage of the applicable exemption to the corporate governance rules for NASDAQ-listed companies, which could make our Class A common stock less attractive to some investors or otherwise harm our stock price.
We may qualify as a “controlled company” under the corporate governance rules for NASDAQ-listed companies if all of our holders of Class B common stock other than Mr. Morken convert their shares of Class B common stock to Class A common stock. If we qualify as a "controlled company," we may take advantage of related exemptions to the corporate governance rules. As a result, we may not (i) have a majority of our board of directors that are independent or (ii) have a compensation committee or an independent nominating function. Accordingly, should the interests of our controlling stockholder differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for NASDAQ-listed companies. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise harm our stock price.
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
Our second amended and restated bylaws provide, subject to certain exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.
Our second amended and restated bylaws provide, subject to limited exceptions, that the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or stockholder to us or our stockholders; (iii) any action asserting a claim against us that is governed by the internal affairs doctrine; or (iv) any action arising pursuant to any provision of the Delaware General Corporation Law, our second amended and restated certificate of incorporation or our second amended and restated bylaws. If a stockholder files an action within the scope of the preceding sentence in any other court than a court located in Delaware, the stockholder shall be deemed to have consented to the provisions of our second amended and restated bylaws described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our second amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations.
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
∗ The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

BANDWIDTH INC.

Date:	November 1, 2018	By:	/s/ David A. Morken
David A. Morken
Chief Executive Officer
(Principal Executive Officer)

Date:	November 1, 2018	By:	/s/ Jeffrey A. Hoffman
Jeffrey A. Hoffman
Chief Financial Officer
(Principal Accounting and Financial Officer)