Form 10-K
period 2018-12-31
Bandwidth Inc.
filed 2019-02-15
CIK 1514416

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________________

FORM 10-K
___________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from     to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $416 million based upon the closing price reported for such date on the NASDAQ Global Select Market.

As of January 31, 2019,  13,287,851 shares of the registrant’s Class A common stock and  6,510,731 shares of registrant’s Class B common stock were outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated herein by reference in Part II and Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2018.

Bandwidth Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2018

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. Forward-looking statements generally can be identified by the words “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “estimate,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations strategy, plans or intentions. Forward looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•our ability to attract and retain customers, including large enterprises;
•our approach to identifying, attracting and keeping new and existing customers, as well as our expectations regarding customer turnover;
•our beliefs regarding network traffic growth and other trends related to the usage of our products and services;
•our expectations regarding revenue, costs, expenses, gross margin, dollar based net retention rate, adjusted EBITDA, non-generally accepted accounting principles in the United States of America (“GAAP”) net income and capital expenditures;
•our beliefs regarding the growth of our business and how that impacts our liquidity and capital resources requirements;
•the sufficiency of our cash and cash equivalents to meet our liquidity needs;
•our ability to attract, train, and retain qualified employees and key personnel;
•our beliefs regarding the expense and productivity of and competition for our sales force;
•our expectations regarding headcount;
•our ability to maintain and benefit from our corporate culture;
•our plans to further invest in and grow our business, and our ability to effectively manage our growth and associated investments;
•our ability to introduce new products and services and enhance existing products and services;
•our ability to compete successfully against current and future competitors;
•the evolution of technology affecting our products, services and markets;
•the impact of certain new accounting standards and guidance as well as the time and cost of continued compliance with existing rules and standards;
•our beliefs regarding the use of Non-GAAP financial measures;
•our ability to maintain, protect and enhance our intellectual property;
•our expectations regarding litigation and other pending or potential disputes;

•our ability to comply with modified or new laws and regulations; and
•the increased expenses associated with being a public company.
We caution you that the foregoing list may not contain all the forward-looking statements made in this Annual Report on Form 10-K.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

PART I

Item 1. Business

Overview
We are a leading cloud-based communications platform for enterprises in the United States. Our solutions include a broad range of software Application Programming Interfaces (“APIs”) for voice and text functionality and our owned and managed, purpose-built Internet Protocol (“IP”) voice network, one of the largest in the nation. Our sophisticated and easy-to-use software APIs allow enterprises to enhance their products and services by incorporating advanced voice and text capabilities. Companies use our platform to more frequently and seamlessly connect with their end users, add voice calling capabilities to residential Internet of Things (“IoT”) devices, offer end users new mobile application experiences and improve employee productivity, among other use cases. By owning and operating a capital-efficient, purpose-built IP voice network, we are able to offer advanced monitoring, reporting and analytics, superior customer service, dedicated operating teams, personalized support, and flexible cost structures. For more than a decade, we have pioneered the Communications Platform-as-a-Service (“CPaaS”) space through our innovation-rich culture and focus on empowering enterprises with end-to-end communications solutions.
As technologies evolve and new mobile applications and connected devices proliferate, enterprises must adapt and innovate their communications solutions to create a “connected” experience anywhere, anytime, on any device. Enterprises looking to capitalize on trends such as voice as an interface and Application-to-Person (“A2P”) messaging need solutions that are reliable, secure, scalable and cost-efficient. Most software-powered communications providers rely heavily on leased networks and cannot provide enterprise-grade service and support. We believe traditional large-scale network providers lack the capabilities to build robust software platforms for agile development of communications solutions. Enterprises focus on their core businesses and lack the technical know-how or strategic flexibility to build the customized solutions they require in-house. As a result, enterprises need a third-party, end-to-end, cloud-based software solution that eliminates the complexity and expense of building and maintaining their own communications platform.
Our solutions address enterprises’ communications needs and we believe they are shaping the future of how enterprises connect through embedded voice and text for applications and devices. At the core of our solutions are our communications software APIs, which allow companies to build products and services on top of our cloud-based, out-of-the-box software. Our software APIs include pre-defined functions that are easily customizable for specific use cases without the challenge and expense of building and deploying complex code. Moreover, our platform collects and analyzes terabytes of call and messaging data records in real-time and provide a seamless integration to CRM and Business Intelligence analytics tools to provide meaningful data driven actionable insights for critical business decisions. Customers can then launch and scale applications and solutions with reliability using our own nationwide IP voice network. Our voice software APIs allow enterprises to make and receive phone calls and create advanced voice experiences. Integration with our purpose-built IP voice network ensures enterprise-grade functionality and secure, high-quality connections. Our messaging software APIs provide enterprises with advanced tools to connect with end users via messaging. Our customers also use our solutions to enable 911 response capabilities, real-time provisioning and activation of phone numbers, and toll-free number messaging.
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
Our usage-based revenue model allows us to grow with our customers and increase our revenue base as our customers expand their usage of our solutions. Our dollar-based net retention rate, which measures our customers’ increased utilization of our platform, was 111%, 107% and 118% for the years ended December 31, 2016, 2017 and 2018, respectively.
We have continued growing our business in recent periods. For the years ended December 31, 2016, 2017 and 2018, our revenue was $152.1 million, $163.0 million and $204.1 million, respectively, and our net income was $22.4 million, $6.0 million and $17.9 million, respectively.
Segments
We have two reportable segments, CPaaS and Other. Segments are evaluated based on revenue and gross profit. We do not allocate operating expenses, interest expense or income tax expense to our segments. Accordingly, we do not report such information. We generate a majority of our revenue from our CPaaS segment. CPaaS revenue is derived from voice usage, phone number services, 911-enabled phone number services, messaging services and other services. We generate a portion of our CPaaS revenue from usage-based fees which include voice calling and messaging services. The remainder of our revenue is generated by our Other segment. Other revenue is composed of revenue earned from our legacy services and indirect revenue. See Note 9, “Segment and Geographic Information,” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for additional information about our segments.
Our Platform
Our Bandwidth Communications Platform empowers enterprises to create and scale voice, messaging and 911 communications services across any application and device. Our software platform and IP voice network enable our enterprise customers to rapidly develop and deploy real-time and mission-critical, software-powered communications solutions. Our sophisticated and easy-to-use software APIs allow enterprises to enhance their products and services by incorporating advanced voice and text capabilities. By owning and operating a capital-efficient, purpose-built IP voice network, we are able to offer advanced monitoring, reporting and analytics, superior customer service, dedicated operating teams, personalized support and flexible cost structures.
Our cloud-based platform is a proprietary CPaaS offering consisting of voice and messaging solutions:
Voice Software API. We provide flexible software APIs that are used to build voice calling within applications, innovative call flows between users or machines, call recording, text-to-speech for interactive voice response, call detail records, conference calling or bridging and more. We provide the ability to have customized high-quality call routing for business voice use cases and global reach. Our voice quality monitoring service provides tools and processes for network quality tests and proactive tuning. While we provide a wide range of functionalities, some of the common use cases are:
•Enabling local and toll-free numbers via software API: Our platform empowers enterprises with a capability to activate and manage phone numbers instantly and at scale. Using our easy to use software APIs, our enterprise customers can easily add additional lines to their business as well as for their end users.

•Automating voice communication while preserving privacy: Our software APIs enable voice communication capabilities from a mobile application to an individual or a group with or without disclosing personal identity.
•Embedding ‘click-to-call’ communication feature: We enhance our enterprise customers’ mobile and web marketing capabilities by embedding click-to-call functionality in their customer outreach, including advertising campaigns, that enables them to connect with consumers instantly.
•Real-time call analytics: We provide our enterprise customers with real-time call analytics through our dashboard that correlates the raw data from calls with CRM records, including the call duration, customer sentiment and other attributes, in order to provide meaningful contextual sales and other business insights.
Messaging Software API. Our software APIs for messaging deliver a complete wireless experience for both P2P and A2P messaging including: delivery receipts, SMS, MMS, long text support, emoji support and bi-directional unicode (international characters) and short codes interoperability. Bandwidth’s messaging services are enabled for both local and toll-free phone numbers. While we provide a wide range of functionalities, some of the common use cases are:
•Automated real-time notification and alerts: Our software APIs empower our enterprise customers with predefined functionalities to send and receive text messages to and from an application to an individual or a group. Our customers often build more customized use cases on top of our predefined use cases. For instance, ZipRecruiter uses this functionality to update job seekers of available jobs in real time via automated text alerts.
•Two-factor authentication: We enable enterprises to verify the identity and maintain security of end users through our software-based SMS verification service that sends unique codes to end users in order to log in to mobile and web applications.
•Group messaging: Enterprises utilize our platform to collaborate with their end users on a real-time basis by enabling group messaging within their user community to share messages, videos, carry out polls and surveys amongst other uses without leaving the application.
911 Software API. We are the only software platform that provides complete communications solutions with integrated 911 services. We can instantly connect numbers or applications to emergency services with reliable and accurate emergency routing. Our Dynamic Geospatial Routing uses geocoding to enable real-time routing based on X,Y coordinates of the caller and defined Public Safety Access Point boundaries. Our Advanced “Next Generation 911” “i3”-ready NENA i2 “Enhanced” service network covers approximately 99% of the United States.
Key Benefits of Our Software Platform
Our Bandwidth Communications Platform provides the following benefits to the enterprises we serve:
•Easy to Build and Deploy. Our easy-to-use, intuitive software APIs are ready to launch and scale from day one. We enable enterprises to rapidly and easily scale communications functionalities to a vast range of applications and devices. Our technology requires minimal lines of code to build customized applications, which allows for rapid composition of customized solutions and seamless embedding within other applications.

•Easy to Scale. We enable enterprises to easily scale nationwide at launch, without sacrificing quality, while meeting the most stringent requirements. We can deliver full end-to-end automation for even the largest of enterprises using our IP voice network, which is the largest of any CPaaS provider based on the number of rate centers, a measure for the footprint covered by our IP voice network. We are able to support high user volumes without impacting deliverability. Our software, built on our own IP voice network, removes complexity, eliminates performance degradation and increases cost efficiencies at scale.
•Flexibility. Our software APIs are easy to deploy and use and allow for the creation of solutions to address a broad array of use cases. Our software can be implemented directly into product workflow for a variety of custom solutions such as creation of virtual call centers, group messaging and dynamic call location routing. We enable developers to easily and rapidly innovate with our platform.
Key Benefits of Our Network
Our owned and managed IP voice network provides the following benefits to the enterprises we serve:
•Enhanced Quality and Reliability. We offer greater levels of quality and delivery assurance than providers offering services across the public Internet or through partnerships. As a result, the enterprises we serve have enjoyed 99.9% network uptime in 2018 and we have not experienced any material system failures in the past three years.
•Total Accountability. The ability to vertically integrate our software platform with our own IP voice network provides us with a differentiated ability to continuously monitor, report and resolve any software- or network-related issues on a real-time basis. For our enterprise customers, having a single platform solution for their entire communications requirements, including software and network, provides tremendous value with respect to time and financial resources. Our service-level agreements with our enterprise customers assure that we provide high quality service and give them peace of mind and confidence in our service.
•Lower Total Cost to Our Customers. The differentiated pairing of our software combined with owning the delivery capability through our IP voice network leads to significant savings for the enterprises we serve as compared to our competitors. Our IP voice network lowers total cost to our customers as compared to our competitors because of our reduced capital expenditure requirements and lower marginal costs at scale, which we are able to pass on to our customers.
Our Competitive Strengths
In our 20 years of business, we have prided ourselves on maintaining a start-up culture and our focus on continuous innovation. We have innovated on our CPaaS offerings to empower our enterprise customers with the most comprehensive software-powered communications platform that integrates seamlessly with one of the largest IP voice networks in the United States that we have built and operate. Our innovation-rich culture, customer-centric solutions and track record of successful execution provide us with the following competitive strengths:
•Highly Scalable Platform Built for the Enterprise. We built our Bandwidth Communications Platform from the ground up as an enterprise-grade cloud application. As a result, our deployment is fast, our software APIs are flexible and easy-to-use, and we enable enterprises to launch and scale on day one. Our software APIs allow the enterprise customers we serve to grow with flexibility and seamlessly embed communications in their applications or devices. Our scalable platform allows us to serve large-scale Internet companies and cloud service providers.
•Broadest, Most Complete Solutions in the Industry. We provide enterprises the broadest, most complete communications services solutions in the industry through our integrated software and IP voice network. Our large library of voice and text APIs enables our customers to incorporate into their products and services a broad range of capabilities not otherwise attainable.

•Purpose-Built IP Voice Network. Our Bandwidth Communications Platform’s IP voice network, which we own and operate nationwide, supports our ability to scale at a reliable and consistent quality for the enterprises we serve. The control and scale we have over our own IP voice network integrated with our Bandwidth Communications Platform provides us distinct competitive advantages that include consistent high quality, in-depth enterprise support, real-time network visibility and economies of scale.
•Deep Experience and Expertise in Voice and Messaging. The combination of our versatile software API platform and our IP voice network control allows us to offer not just best efforts, but best-in-class voice and messaging solutions for enterprises. Our senior leadership team has a combined 132 years of industry experience and an average tenure with Bandwidth of 11 years.
•Growing, Long-Term Relationships with Low Customer Churn. We deliver comprehensive solutions that address the unique and complex needs of the enterprises we serve. As a result, these enterprises have continued to innovate and grow with our platform over extended timeframes. Our relationship with each of the enterprises we serve often expands across different product suites, divisions and use cases over time. Our customers include large enterprises and small and medium-sized businesses across various industries, and we rarely lose customers that have been on our platform for more than three months. For example, our largest enterprise customer has been on our platform for more than ten years. Based on surveys conducted after customer interactions in 2018, our customers have expressed a 97% satisfaction rate.
•CPaaS-Based 911 Network Capabilities. We believe we are the only CPaaS software provider with 911 capabilities. We believe our 911 capabilities provide a significant advantage as compared to software platform providers that are enabling residential voice services through new connected device experiences. Moreover, our dynamic geospatial routing capability routes 911 calls based on a real-time location of the caller to produce industry-leading results.
Our Growth Strategy
•Expand Existing Enterprise Relationships. We will continue to expand our relationships with our existing enterprise customers. For example, enterprises often initially purchase only our voice solution and later expand to also purchase our messaging and 911 services. Additionally, we are able to help enterprises scale efficiently and offer their solutions to more of their customers as they grow.
•Grow Our Enterprise Customer Base. We believe there is a substantial opportunity to increase our enterprise customer base across a broad range of industries and companies. We plan to continue to grow and invest in our direct sales force and marketing to increase our enterprise customer base.
•Continue to Innovate Our Platform. We are committed to building on our track record of leveraging our innovative product capabilities to meet our customers’ needs, just as we have done throughout our history, through dramatic waves of change in communications technology. We were early to deploy software-based networks and to offer hosted cloud-based voice services, while building out one of the fastest growing IP voice networks over the last ten years. Our team has continued to adapt to a dynamic environment to grow our business, and we intend to invest in continued development of our platform and product features to support new use cases and help our enterprise customers succeed as communications technologies evolve.
•Continue Our Focus on Enterprise Customer Satisfaction. We intend to continue focusing on delivering world-class services and support to the enterprises we serve to ensure a high level of satisfaction. We believe that satisfied customers provide vital product feedback, purchase additional services, renew contracts at a high rate and provide broad advocacy and new customer referrals for our business.

•Explore the Development and Growth of Our International Offerings. Today, our international services are limited to outbound international calling and outbound international messaging. Some of our enterprise customers operate globally or have plans to do so. Accordingly, we are actively exploring international expansion opportunities, including those where we might have a cost or quality advantage in serving our customers.
•Pursue Acquisitions and Strategic Investments Selectively. We may selectively pursue acquisitions and strategic investments in businesses and technologies that strengthen our platform.
Our Customers
We have a broad and diversified customer base. We benefit from longstanding relationships with well-recognized enterprise customers, as well as small and medium-sized businesses. Many of our customers have multi-year contracts, with no single customer representing 10% of CPaaS revenue for the year ended December 31, 2018.
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
As of December 31, 2018, we had 150 employees in our sales and marketing organization.
Research and Development
Our ability to compete depends in large part on our continuous commitment to research and development (“R&D”). We also seek to continuously enhance our existing services and develop new products and services. Our product and network teams are responsible for the design, development, testing and release of our platform. These teams closely coordinate with our executive management, which is responsible for creating a vision for our platform, and with our sales and marketing teams, which relay enterprise demands and possible new use cases or enhancements. Our development efforts focus on the availability and resiliency of our Bandwidth Communications Platform and our IP voice network, including infrastructure, ease-of-use and flexibility, end-user experience and ability to integrate with other enterprise systems.

As of December 31, 2018, we had 156 employees in our R&D organization.
Competition
The CPaaS market is rapidly evolving and increasingly competitive. We believe that the principal competitive factors in our market are:
•platform scalability, reliability and performance;
•network control and quality;
•completeness of offering;
•ease of integration and programmability;
•product features;
•customer support;
•ability to deliver measurable value and savings;
•the cost of deploying and using our service offerings;
•the strength of sales and marketing efforts;
•brand awareness and reputation; and
•credibility with product executives and developers.
We believe that we compete favorably based on the factors listed above and believe that none of our  competitors currently competes directly with us across all our product offerings.
Our competitors fall into two primary categories:
•CPaaS companies that offer a narrower set of software APIs, less robust customer support and fewer other features while relying on third-party networks and physical infrastructure; and
•network service providers that offer limited developer functionality on top of their own networks and physical infrastructure, such as AT&T, CenturyLink and Verizon.
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
As of December 31, 2018, we had eight U.S. patents and two U.S. patent applications pending. In addition, as of December 31, 2018, we had fifteen registered trademarks.
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
Employees
As of December 31, 2018, we had a total of 611 employees, all of whom are located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Regulatory
General
We and the communications services that we provide through our software APIs are subject to many U.S. federal and state and foreign laws and regulations. These laws and regulations may involve telecommunications, as well as privacy, data protection, intellectual property, competition, consumer protection, taxation or other subjects. Many of the laws and regulations to which we and the communications services that we provide through our software APIs are subject are still evolving and being tested in courts and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. Because laws and regulations have continued to develop and evolve rapidly, it is possible that we may not be, or may not have been, compliant with each such applicable law or regulation.
Federal Telecommunications Regulation
The Federal Communications Commission (“FCC”) has jurisdiction over interstate and international telecommunications services. We have obtained FCC authorization to provide services on a facilities and resale basis, as well as via a wireless telecommunications license.
Under the Communications Act of 1934, as amended by the Telecommunications Act of 1996 (the “1996 Act”), any entity, including cable television companies and electric and gas utilities, may enter any telecommunications market, subject to reasonable state regulation of safety, quality and consumer protection. The industry continues to evolve toward new services built upon IP technologies. With these technological advances, there have been challenges to the traditional regulatory structure under the 1996 Act. One of the challenges that has arisen is fraud and abuse in the form of illegal robocalling and unwanted text messaging. The FCC has initiated several proceedings to understand and address fraud and abuse, illegal robocalling and unwanted text messaging. Much of the FCC’s efforts to thwart illegal robocalling involve or relate to the Telephone Consumer Protection Act of 1991 (the “TCPA”), which restricts telemarketing calls and the use of automatic text messages without the recipient’s proper consent. The scope and interpretation of these laws and regulations continue to evolve and develop. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining the recipient’s proper consent, we could face direct liability.
VoIP Regulation. Some of our communications services provided through our software APIs may qualify as Voice-over Internet Protocol (“VoIP”). The FCC has imposed various regulatory requirements on VoIP providers that previously applied only to traditional telecommunications providers, such as obligations to provide 911 functionality, to contribute to the federal universal service fund, to comply with regulations relating to local number portability, to abide by the FCC’s service discontinuance rules, to contribute to the Telecommunications Relay Services fund and to abide by the regulations concerning Customer Proprietary Network Information, outage reporting, access for persons with disabilities and the Communications Assistance for Law Enforcement Act. In some instances, these regulations indirectly affect us because they directly apply to our customers. Several state public utility commissions are conducting regulatory proceedings that could affect our rights and obligations, or the rights and obligations of our customers, with respect to IP-based voice applications. Specifically, some states have taken the position that the “local” component of VoIP service is subject to traditional regulations applicable to local telecommunications services, such as the obligation to pay intrastate universal service fees. We cannot predict whether the FCC or state public utility commissions will impose additional requirements, regulations or charges upon our provision of services related to IP communications.
Universal Service. Some of our services are subject to federal and state regulations that implement universal service support for access to communications services in rural and high-cost areas and to low-income consumers at reasonable rates; and access to advanced communications services by schools, libraries and rural health care providers. In some instances, these regulations indirectly affect us because they directly apply to our customers. The FCC assesses us a percentage of interstate and international revenue we receive from certain customers as our contribution to the Federal Universal Service Fund, which assessments we generally pass on to our customers. Additionally, the FCC has ruled that states may assess contributions to their state Universal Service Funds on VoIP providers’ intrastate revenue. Any change in the assessment methodology may affect our revenue and expenses, but at this time it is not possible to predict the extent we would be affected, if at all.
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
In November 2011, the FCC released its Universal Service Fund/Intercarrier Compensation Transformation Order (the “USF/ICC Transformation Order”). Along with addressing other matters, the USF/ICC Transformation Order established a prospective intercarrier compensation framework for terminating switched access and VoIP traffic. Under the USF/ICC Transformation Order and subsequent related FCC orders, most terminating switched access charges and all reciprocal compensation charges were capped at then-current levels, and were reduced to zero over, as relevant to us, generally a six-year transition period that began July 1, 2012.
Pursuant to the USF/ICC Transformation Order, VoIP, while remaining unclassified as either an information or a telecommunications service, was prospectively categorized as either local or non-local traffic. If “local,” then VoIP traffic is subject to reciprocal compensation; if “non-local,” then it is subject to interstate rates, thus eliminating any intrastate access rate applicable to VoIP. The USF/ICC Transformation Order did not address the treatment of VoIP retroactively. During 2015, the FCC issued clarifications concerning the rating of VoIP traffic that were favorable to us. Those clarifications were appealed, and in November 2016 the appellate court vacated the FCC’s 2015 clarification and ruled that additional action by the FCC is required. At this time, we cannot predict the outcome of the FCC actions.
State Telecommunications Regulation
The 1996 Act intended to increase competition in the telecommunications industry, especially in the local market. With respect to local services, incumbent local exchange carriers (“ILECs”) such as AT&T are required to allow interconnection to their incumbent networks and to provide access to network facilities, as well as several other pro-competitive measures.
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
Corporate Information
Bandwidth Inc. was founded in July 2000 and incorporated in Delaware on March 29, 2001. Our principal executive offices are located at 900 Main Campus Drive, Raleigh, NC 27606, and our telephone number is (800) 808-5150. Our website address is www.bandwidth.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K.
Available Information
The following information can be found, free of charge, on our corporate website at https://www.bandwidth.com/:
•our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”);
•our policies related to corporate governance, including our Code of Business Conduct and Ethics applicable to our directors, officers and employees (including our principal executive officer and principal financial and accounting officer), that we have adopted to meet applicable rules and regulations; and
•the charters of the Audit and Compensation Committees of our Board of Directors.
In addition, copies of our annual report will be made available, free of charge, upon written request.
We intend to satisfy the applicable disclosure requirements regarding amendments to, or waivers from, provisions of our Code of Business Conduct and Ethics by posting such information on our website. The information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.

Item 1A. Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline.

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
We have grown our business considerably over the last several years. We cannot guarantee that we will be able to maintain our growth or that we will choose to target the same pace of growth in the future. Our success in achieving continued growth depends upon several factors including:
•the availability and retention of qualified and effective personnel with the expertise required to sell and operate effectively or successfully;
•the overall economic health of new and existing markets;
•the number and effectiveness of competitors;
•the pricing structure under which we will be able to purchase services required to serve our customers;
•the availability to us of technologies needed to remain competitive; and
•federal and state and regulatory conditions, including the maintenance of state regulation that protects us from unfair business practices by traditional network service providers or others with greater market power who have relationships with us as both competitors and suppliers.

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
The market for cloud communications is rapidly evolving, significantly fragmented and highly competitive, with relatively low barriers to entry in some segments. The principal competitive factors in our market include completeness of offering, credibility with developers, global reach, ease of integration and programmability, product features, platform scalability, reliability, security and performance, brand awareness and reputation, the strength of sales and marketing efforts, customer support, as well as the cost of deploying and using our services. Our competitors fall into two primary categories:
•CPaaS companies that offer a narrower set of software APIs, less robust customer support and fewer other features while relying on third-party networks and physical infrastructure; and
•network service providers that offer limited developer functionality on top of their own networks and physical infrastructure.
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
We must increase the network traffic and resulting revenue from our inbound and outbound voice calling, text messaging, emergency voice functions, telephone numbers and related services at acceptable margins to realize our targets for anticipated revenue growth, cash flow and operating performance. If:
•we do not maintain or improve our current relationships with existing key customers;
•we are not able to expand the available capacity on our network to meet our customers’ demands in a timely manner;
•we do not develop new large enterprise customers; or
•our customers determine to obtain these services from either their own network or from one of our competitors, then we may be unable to increase or maintain our revenue at acceptable margins.

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
We depend on our ability to continue to develop effective business support systems. This complicated undertaking requires significant resources and expertise and support from third-party vendors. Following the development of the business support systems, the data migration must be completed for the full benefit of the systems to be realized. Business support systems are needed for:
•quoting, accepting and inputting customer orders for services;
•provisioning, installing and delivering services;
•providing customers with direct access to the information systems included in our Bandwidth Communications Platform so that they can manage the services they purchase from us, generally through web-based customer portals; and
•billing for services.
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
As part of our growth strategy, we are planning to expand our operations to include international offerings. We expect, in the future, to hire additional employees to provide international support to our existing U.S.-based customers and may, in the future, open foreign offices in order to reach new customers and further support our existing U.S.-based customers. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. We have limited experience with international operations, and our international expansion efforts may not be successful.
In addition, we may face risks in doing business internationally that could adversely affect our business, including:
•exposure to political developments in the United Kingdom (“U.K.”), including the impact of the U.K. referendum on membership in the European Union (“EU”), which has created an uncertain political and economic environment, instability for businesses and volatility in global financial markets;
•difficulties in managing and staffing international operations, including difficulties related to the increased operations, travel, infrastructure and legal compliance costs associated with numerous international locations;
•our ability to effectively price our products in competitive international markets;
•new and different sources of competition;

•costs associated with network service provider fees outside of the United States;
•the need to adapt and localize our products for specific countries;
•difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions, particularly in the areas of data privacy and personal privacy;
•difficulties related to differing technical standards, data privacy and telecommunications regulations and certification requirements outside the United States, which could prevent customers from deploying our products or limit their usage;
•export controls and economic sanctions administered by the Bureau of Industry and Security of the U.S. Department of Commerce and the Office of Foreign Assets Control of the U.S. Department of the Treasury;
•compliance with various anti-bribery and anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and U.K. Bribery Act 2010;
•tariffs and other non-tariff barriers, such as quotas;
•more limited protection for intellectual property rights in some countries;
•adverse tax consequences;
•fluctuations in currency exchange rates, which could increase the price of our products outside of the United States, increase the expenses of our international operations and expose us to foreign currency exchange rate risk;
•currency control regulations, which might restrict or prohibit our conversion of other currencies into U.S. dollars;
•restrictions on the transfer of funds;
•deterioration of political relations between the United States and other countries; and
•political or social unrest or economic instability in a specific country or region in which we operate, which could have an adverse impact on our operations in that location.
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
Proceedings before the FCC could limit our access to various network services or further increase the rates we must pay for such services. Likewise, proceedings before the FCC could impact the availability and price of special access facilities. Other proceedings before the FCC could result in an increase in the amount we pay to other carriers or a reduction in the revenue we derive from other carriers in, or retroactive liability for, access charges and reciprocal compensation. Additionally, other proceedings before the FCC could result in increases in the cost of regulatory compliance. For example, the FCC has opened a proceeding to examine how to improve the delivery of emergency 911 services and whether to expand requirements to include communications services not currently subject to emergency calling obligations. A number of states also have proceedings pending that could impact our access to and the rates we pay for network services. Other state proceedings could limit our pricing and billing flexibility. Our business would be substantially impaired if the FCC, the courts or state commissions eliminated our access to the facilities and services we use to serve our customers, substantially increased the rates we pay for facilities and services, increased the costs or complexity associated with providing emergency 911 services or adversely affected the revenue we receive from other carriers or our customers. In addition, congressional legislative efforts to rewrite the 1996 Act or enact other telecommunications legislation, as well as various state legislative initiatives, may cause major industry and regulatory changes. We cannot predict the outcome of these proceedings or legislative initiatives or the effects, if any, that these proceedings or legislative initiatives may have on our business and operations.
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
Our operations are subject to regulation at the national level and, often, at the state and local levels. Our operations may become subject to additional regulation by other countries if we expand to international markets. Changes to existing regulations or rules, or the failure to regulate going forward in areas historically regulated on matters such as network neutrality, licensing fees, environmental, health and safety, privacy, intercarrier compensation, emergency 911 services interconnection and other areas, in general or particular to our industry, may increase costs, restrict operations or decrease revenue. Our inability or failure to comply with telecommunications and other laws and regulations could cause the temporary or permanent suspension of our operations, and if we cannot provide emergency calling functionality through our Bandwidth Communications Platform to meet any new federal or state requirements, or any applicable requirements from other countries, the competitive advantages that we currently have may not persist, adversely affecting our ability to obtain and to retain enterprise customers which could have an adverse impact on our business.

In January 2018, the FCC repealed its Network Neutrality Rules. Our business could suffer with respect to the quality of the services we offer, our ability to maintain our internet-based services and our services offered through our Bandwidth Communications Platform, decrease our profitability or increase the price of our services making our offerings less competitive in the marketplace.
In January 2018, the FCC adopted an order largely repealing its network neutrality rules. Among other things, the pre-existing network neutrality rules prevented providers of broadband internet access services — like cable and telephone companies — from blocking, impairing and degrading service offerings from non-affiliated third parties like us. The FCC’s order repealing the pre-existing network neutrality rules was appealed by a number of parties. We cannot predict whether the appeal will be successful and result in restoring the pre-existing network neutrality rules that prevent broadband internet access service providers from blocking, impairing and degrading offerings from third parties like us. If broadband providers were to block, impair or degrade our internet-based services or services we offer through our Bandwidth Communications Platform, or if broadband internet access providers were to charge us or our customers to access and use our internet-based services or services offered through our Bandwidth Communications Platform, we could lose customers, our profitability could decrease, or we may have to raise prices, making our service less competitive in the marketplace. Most of the major broadband internet access providers have publicly stated that they will not block, impair or degrade third party offerings. We cannot predict the potential impact of the January 2018 FCC network neutrality order on our offerings at this time.

We are subject to privacy and data security obligations in the United States. The FCC, other Federal agencies or state attorneys’ general could fine or subject us to other adverse actions that may negatively impact our business reputation. If we are subject to an investigation or suffer a breach, we may incur costs or be subject to forfeitures and penalties that could reduce our profitability.
For certain of our internet-based and Bandwidth Communications Platform offerings, we are subject to individual or joint jurisdiction of the FCC, the Federal Trade Commission, and state attorneys’ general with respect to privacy and data security obligations. If we were to suffer or if one of our customers were to suffer a breach, we may be subject to the jurisdiction of a variety of federal agencies’ jurisdictions as well as state attorneys’ general. We may have to comply with a variety of data breach laws at the federal and state levels, comply with any resulting investigations, as well as offer mitigation to customers and potential end users of certain customers to which we provide services. We could also be subject to fines, forfeitures and other penalties that may adversely impact our business.

Our business is subject to complex and evolving foreign laws and regulations regarding privacy, data protection and other matters relating to information collection.
There are numerous foreign laws, regulations and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure and protection of personally identifiable information (“PII”) and other personal or customer data, the scope of which is continually evolving and subject to differing interpretations. We must comply with applicable laws, regulations and directives and we may be subject to significant consequences, including penalties and fines, for our failure to comply.
For example, as of May 25, 2018, the General Data Protection Regulation (“GDPR”), has replaced the Data Protection Directive with respect to the processing of PII in the EU. The GDPR imposes several stringent requirements for controllers and processors of PII (including non-EU processors who process personal data on behalf of EU controllers), including, for example, more robust internal accountability controls, a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention and secondary use of information and additional obligations when we contract with third parties in connection with the processing of the PII. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20 million or up to 4% of the total worldwide annual revenue for the preceding financial year, whichever is higher, and other administrative penalties. Complying with the GDPR has required us to implement additional mechanisms. As we continue to operate under the GDPR, compliance may become onerous and adversely affect our business, financial condition, results of operations and prospects.
In addition, recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of information from the EU to the United States. For example, the Privacy Shield Framework, to the extent applicable to us, is under review and there is currently litigation challenging other EU mechanisms for adequate data transfers (i.e., the standard contractual clauses). It is uncertain whether the Privacy Shield Framework and/or the standard contractual clauses will be invalidated by European courts or legislatures. We rely, or intend to rely, on a mixture of mechanisms to transfer PII from the EU to the United States, and we could be impacted by changes in law as a result of a future review of these transfer mechanisms by European regulators under the GDPR, as well as current challenges to these mechanisms in European courts. If one or more of the legal bases for transferring PII from Europe to the United States is invalidated, or if we are unable to transfer PII between and among countries and regions in which we may operate in the future, it could affect the manner in which we provide our services or could adversely affect our financial results.
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
Our ability to compete effectively is dependent in large part upon the maintenance and protection of systems and software that we have developed internally, including some systems and software based on open standards. While we have eight U.S. patents and two pending U.S. patent applications, we cannot patent much of the technology that is important to our business. In addition, our pending patent applications may not be granted, and any issued patent that we own may be challenged, narrowed, invalidated or circumvented. To date, we have relied on patent, copyright and trade secret laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our rights to our technology. While we typically enter into confidentiality agreements with our employees, consultants, customers, and vendors in an effort to control access to and distribution of technology, software, documentation and other information, these agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Despite these precautions, it may be possible for a third-party to copy or otherwise obtain and use our technology without authorization. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any rights against such party. Policing unauthorized use of our technology is difficult. The steps we take may not prevent misappropriation of the technology we rely on. In addition, effective protection may be unavailable or limited in some jurisdictions outside the United States. Litigation may be necessary in the future to enforce or protect our rights or to determine the validity and scope of the rights of others. That litigation could cause us to incur substantial costs and divert resources away from our daily business, which in turn could adversely affect our business, results of operations and financial condition.
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
Our customers may have been subject to “phishing,” which occurs when a third party calls or sends an email or pop-up message to a customer that claims to be from a business or organization that provides services to the customer. The purpose of the inquiry is typically to encourage the customer to visit a bogus website designed to look like a website operated by the legitimate business or organization or provide information to the operator. At the bogus website, the operator attempts to trick the customer into divulging customer account or other personal information such as credit card information or to introduce viruses through “Trojan horse” programs to the customers’ computers. This could result in identity theft from our customers and the unauthorized use of our services. Third parties also have used our communications services to commit fraud. If we are unable to detect and prevent “phishing” and other similar methods, use of our services for fraud and similar activities, our brand reputation and growth may suffer and we may incur additional costs, including costs to increase security, or be required to credit significant amounts to customers.
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
Aspects of our services based on VoIP, including our Bandwidth Communications Platform, are not the same as traditional network service providers. Our continued growth is dependent on the adoption of our services by mainstream customers and their end users, so these differences are important. For example:
•Our 911 calling services are different, in significant respects, from the 911 service associated with traditional wireline and wireless telephone providers and, in certain cases, with other VoIP providers.
•In the event of a power loss or Internet access interruption experienced by a customer, our service may be interrupted.
•Our customers’ end users may experience lower call quality than they are used to from traditional wireline or wireless telephone companies, including static, echoes and delays in transmissions.
•Our customers’ end users may not be able to call premium-rate telephone numbers such as 1-900 numbers and 976 numbers.

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
The failure of any equipment or facility on our network, including our network operations control centers and network data storage locations, could interrupt customer service and other corporate functions until we complete necessary repairs or install replacement equipment. Our business continuity plans also may be inadequate to address a particular failure that we experience. Delays, errors or network equipment or facility failures could result from natural disasters, disease, accidents, terrorist acts, power losses, security breaches, vandalism or other illegal acts, computer viruses or other causes. These delays, errors or failures could significantly impair our business due to:

•service interruptions;
•malfunction of our Bandwidth Communications Platform on which our enterprise users rely for voice, messaging or 911 functionality;
•exposure to customer liability;
•the inability to install new service;
•the unavailability of employees necessary to provide services;
•the delay in the completion of other corporate functions such as issuing bills and the preparation of financial statements; or
•the need for expensive modifications to our systems and infrastructure.

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
Certain of our IP telephony offerings, as well as the 911 solutions that we offer are subject to FCC rules governing the delivery of emergency calling services. Similar to other providers of IP telephony services, our 911 service are different from those associated with traditional local telecommunications services. These differences may lead to an inability to make and complete calls that would not occur for users of traditional telephony services. For example, to provide the emergency calling services required by the FCC’s rules to our IP telephony consumers, we may use components of both the wireline and wireless infrastructure in unique ways that can result in failed connections and calls routed to incorrect emergency call centers. Routing emergency calls over the Internet may be adversely affected by power outages and network congestion that may not occur for users of traditional telephony services. Emergency call centers may not be equipped with appropriate hardware or software to accurately process and respond to emergency calls initiated by consumers of our IP telephony services, and calls routed to the incorrect emergency call center can significantly delay response times for first responders. Users of our interconnected VoIP telephony services from a fixed address are required to manually update their location information for use when calling 911, and failure to do so may result in dispatching of assistance to the wrong location. Even manual updates made appropriately require a certain amount of time before the updated address appears in the relevant databases which could result in misrouting emergency calls to the wrong emergency calling center, dispatching first responders to the wrong address, or both. Moreover, the relevant rules with respect to what address information should be provided to emergency call centers when the call originates from a mobile application are unsettled. As a result, we could be subject to enforcement action by the FCC or other entities — possibly exposing us to significant monetary penalties, cease and desist orders, civil liability, loss of user confidence in our services, loss of users, and other adverse consequences, which could materially harm our business. The FCC’s rules, and some states, also impose other obligations on us, such as properly recording our customers’ registered locations, obtaining affirmative acknowledgement from customers that they are aware of the differences between emergency calling services associated with IP telephony as compared with traditional telecommunications services, and distribution of appropriate warning labels to place on or near hardware used to place IP telephony calls. Failure to comply with these requirements, or failure of our Bandwidth Communications Platform such that 911 calls did not complete or were misrouted, may result in FCC enforcement action, state attorneys’ general investigations, potential exposure to significant monetary penalties, cease and desist orders, civil liability to our users and their customers, loss of user confidence in our services, loss of users, and other adverse consequences, which could materially harm our business.
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
Market prices for certain of our services have decreased over recent years. These decreases resulted from downward market pressure and other factors including:
•technological changes and network expansions, which have resulted in increased transmission capacity available for sale by us and by our competitors; and
•some of our competitors have been willing to accept smaller operating margins in the short term in an attempt to increase long-term revenue.
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
We lease all of our IP circuits from third parties nationwide. We could incur material expenses if we were required to locate alternative IP circuits. We may not be able to obtain reasonable alternative IP circuits if needed. Failure to obtain usage of alternative IP circuits, if necessary, could have a material adverse effect on our ability to carry on business operations. In addition, some of our agreements with other providers require the payment of amounts for services whether or not those services are used. Our reliance on third-party providers may reduce our operating flexibility, ability to make timely service changes and ability to control quality of service.
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
Our future performance depends on the continued services and contributions of our senior management and other key employees to execute on our business plan, to develop our platform, to deliver our services to customers, to attract and retain customers and to identify and pursue opportunities. The loss of services of senior management or other key employees could significantly delay or prevent the achievement of our development and strategic objectives. In particular, we depend to a considerable degree on the vision, skills, experience and effort of our Co-Founder, Chief Executive Officer and Chairman, David A. Morken. The replacement of any of our senior management personnel would likely involve significant time and costs, and such loss could significantly delay or prevent the achievement of our business objectives. The loss of the services of our senior management or other key employees for any reason could adversely affect our business, results of operations and financial condition.

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

We may be subject to significant U.S. federal income tax-related liabilities and indemnity obligations if there is a determination that the Spin-Off is taxable for U.S. federal income tax purposes.

We may be subject to significant U.S. federal income tax-related liabilities with respect to our prior distribution of all of the issued and outstanding shares of the common stock of Republic Wireless, Inc. (“Republic Wireless”), our former subsidiary, to our stockholders as of and on November 30, 2016 (the “Spin-Off”), if there is a determination that the Spin-Off is taxable for U.S. federal income tax purposes. In that regard, even if the Spin-Off otherwise qualified as a tax-free transaction to us and our stockholders under Section 355, Section 368(a)(1)(D) and related provisions of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) at the time of the Spin-Off, we would be subject to corporate-level taxable gain under Section 355(e) of the Code (“Section 355(e)”) if there was a 50% or greater change in ownership, by vote or value, of shares of our stock or Republic Wireless’s stock that occurred after the Spin-Off as part of a plan or series of related transactions that included the Spin-Off. For purposes of Section 355(e), any acquisitions or issuances of our stock, including pursuant to our initial public offering and pursuant to the reorganizations undertaken and arrangements entered into in connection with our initial public offering, or Republic Wireless’s stock, in each case, that occurred within two years after the Spin-Off are generally presumed to be part of a plan or series of related transactions with respect to the Spin-Off.

In connection with the Spin-Off, we received an opinion from Skadden, Arps, Slate, Meagher & Flom LLP substantially to the effect that, among other things, the Spin-Off should qualify as a tax-free transaction for U.S. federal income tax purposes under Section 355 and Section 368(a)(1)(D) of the Code. In addition, in light of the implications that would arise for us if Section 355(e) applied to the Spin-Off, we received an opinion from Kilpatrick Townsend & Stockton LLP in connection with our initial public offering substantially to the effect that (i) as of the date of the initial public offering, we would not be required to recognize gain with respect to the Spin-Off pursuant to Section 355(e), and (ii) any increases in voting power attributable to conversions of our Class B common stock to Class A common stock by those who held our Class B common stock as of the date of the initial public offering would not cause us to recognize gain with respect to the Spin-Off pursuant to Section 355(e) (together with the opinion from Skadden, Arps, Slate, Meagher & Flom LLP with respect to the Spin-Off, the “Tax Opinions”). Neither of the Tax Opinions is binding on the Internal Revenue Service (the “IRS”) or the courts, however, and the IRS or the courts may not agree with the conclusions reached in the Tax Opinions. Moreover, the Tax Opinions were based upon, among other things, the laws in effect at the time of each of the Tax Opinions and certain assumptions and representations as to factual matters made by us. Any change in applicable law, which may be retroactive, or the failure of any such assumptions or representations to be true, could adversely affect the validity of the conclusions reached in the Tax Opinions.

If the conclusions of the Tax Opinions are not correct, or if the Spin-Off is otherwise ultimately determined to be a taxable transaction, we would be liable for significant U.S. federal income tax related liabilities. In addition, pursuant to the Tax Sharing Agreement, dated November 30, 2016, between us and Republic Wireless (the “Tax Sharing Agreement”), we must generally indemnify Republic Wireless for any taxes or losses incurred by it (or its respective subsidiaries) resulting from the Spin-Off failing to qualify as a tax-free transaction for U.S. federal income tax purposes (including due to the application of Section 355(e)) as a result of subsequent actions we take or fail to take. The amount of any indemnity obligations we may have under the Tax Sharing Agreement in such case may be material.

Even if Section 355(e) does not apply to the Spin-Off as of the date of our initial public offering or as a result of an increase in voting power attributable to conversions of our Class B common stock by those who held such stock as of our initial public offering, subsequent acquisitions or issuances of our stock could be treated as part of a plan or series of related transactions with respect to the Spin-Off. Accordingly, in light of the requirements of Section 355(e), we might forego share repurchases, stock issuances and other strategic transactions for some period of time following our initial public offering. Notwithstanding the foregoing, it is possible that we, Republic Wireless or the holders of our respective stock might inadvertently cause, permit or otherwise not prevent a change in the ownership of our stock or Republic Wireless’s stock to occur, which would cause Section 355(e) to apply to the Spin-Off, thereby triggering significant U.S. federal income tax-related liabilities and indemnity obligations under the Tax Sharing Agreement of approximately $50 million. This approximation is based on our current expectations and the tax laws in effect as of our initial public offering. However, we cannot provide any assurance that this estimate will prove to be accurate in the event that Section 355(e) were to apply.

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

Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS” Act). At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business, results of operations and financial condition and could cause a decline in the trading price of our Class A common stock.

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
We are an “emerging growth company,” as defined in the JOBS Act, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions for so long as we are an “emerging growth company.” We cannot predict if investors will find our Class A common stock less attractive because we rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and the trading price of our Class A common stock may be more volatile.

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
Achieving the anticipated benefits of any acquisitions depends in part upon whether we can integrate new businesses in an efficient and effective manner. The integration of any acquired businesses involves a number of risks, including, but not limited to:
•demands on management related to any significant increase in size after the acquisition;
•the disruption of ongoing business and the diversion of management’s attention from the management of daily operations to management of integration activities;
•failure to fully achieve expected synergies and costs savings;
•unanticipated impediments in the integration of departments, systems, including accounting systems, technologies, books and records and procedures, as well as in maintaining uniform standards, controls, including internal control over financial reporting required by the Sarbanes-Oxley Act, procedures and policies;
•loss of customers or the failure of customers to order incremental services that we expect them to order;
•failure to provision services that are ordered by customers during the integration period;
•higher integration costs than anticipated; and
•difficulties in the assimilation and retention of highly qualified, experienced employees, many of whom may be geographically dispersed.
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
Prior to our initial public offering, there was no public market for shares of our Class A common stock. On November 10, 2017, we sold shares of our Class A common stock to the public at $20.00 per share. From November 10, 2017, the date that our Class A common stock began trading on the NASDAQ Global Select Market, through January 31, 2019, the trading price of our Class A common stock has ranged from $18.05 per share to $57.50 per share. The trading price of our Class A common stock may continue to be volatile and could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•price and volume fluctuations in the overall stock market from time to time;
•volatility in the trading prices and trading volumes of technology stocks;
•volatility in the trading volumes of our Class A common stock;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•sales of shares of our Class A common stock by us or our stockholders;
•failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;
•announcements by us or our competitors of new products or services;
•the public’s reaction to our press releases, other public announcements and filings with the SEC;

•rumors and market speculation involving us or other companies in our industry;
•actual or anticipated changes in our results of operations or fluctuations in our results of operations;
•actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
•litigation involving us, our industry or both;
•regulatory actions or developments affecting our operations, those of our competitors or our industry more broadly;
•developments or disputes concerning our intellectual property or other proprietary rights;
•announced or completed acquisitions of businesses, products, services or technologies by us or our competitors;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business, including the impact of changes in the tax code as a result of federal tax legislation enacted at the end of 2017 and uncertainty as to how some of those changes may be applied;
•changes in accounting standards, policies, guidelines, interpretations or principles;
•new rules adopted by certain index providers, such as S&P Dow Jones, that limit or preclude inclusion of companies with multi-class capital structures in certain of their indices;
•any significant change in our management; and
•general economic conditions and slow or negative growth of our markets.
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

The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial public offering, including our directors, executive officers and significant stockholders and their respective affiliates who held in the aggregate 83% of the voting power of our capital as of December 31, 2018. This limits or precludes your ability to influence corporate matters, including the election of directors, amendments to our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class A common stock has one vote per share, and our Class B common stock has ten votes per share. As of December 31, 2018, our directors, executive officers and holders of more than 5% of our common stock, and their respective affiliates, hold in the aggregate 83% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments to our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
In July 2017, S&P Dow Jones, a provider of widely followed stock indices, announced that companies with multiple share classes, such as ours, will not be eligible for inclusion in certain of their indices. As a result, our Class A common stock will likely not be eligible for these stock indices. Additionally, FTSE Russell, another provider of widely followed stock indices, announced plans in July 2017 to require new constituents of its indices to have at least five percent of their voting rights in the hands of public stockholders. Many investment funds are precluded from investing in companies that are not included in such indices, and these funds would be unable to purchase our Class A common stock if we were not included in such indices. We cannot assure you that other stock indices will not take a similar approach to S&P Dow Jones or FTSE Russell in the future. Exclusion from indices could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.

We may become controlled by David A. Morken, our Co-Founder and Chief Executive Officer, whose interests may differ from other stockholders.
If all or substantially all of the holders of our Class B common stock convert their shares into Class A common stock voluntarily or otherwise, Mr. Morken may control approximately 62% of the combined voting power of our outstanding capital stock. As a result, Mr. Morken may have the ability to control the appointment of our management, the entering into of mergers, sales of substantially all or all of our assets and other extraordinary transactions and influence amendments to our certificate of incorporation and bylaws. If Mr. Morken controls a majority of the voting power of our outstanding capital stock, he would have the ability to control the vote in any election of directors and would have the ability to prevent any transaction that requires shareholder approval regardless of whether other shareholders believe the transaction is in our best interests. In any of these matters, the interests of Mr. Morken may differ from or conflict with your interests. Moreover, this concentration of ownership may also adversely affect the trading price for our Class A common stock to the extent investors perceive disadvantages in owning stock of a company with a controlling shareholder.

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
Our second amended and restated certificate of incorporation, second amended and restated bylaws and Delaware law contain provisions which could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors. Among other things, our second amended and restated certificate of incorporation and second amended and restated bylaws include provisions:
•authorizing “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our Class A and Class B common stock;
•limiting the liability of, and providing indemnification to, our directors and officers;
•limiting the ability of our stockholders to call and bring business before special meetings;
•providing for a dual class common stock structure in which holders of our Class B common stock have the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the outstanding shares of our Class A and Class B common stock, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets;
•providing that our board of directors is classified into three classes of directors with staggered three-year terms;
•prohibiting stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•requiring super-majority voting to amend some provisions in our second amended and restated certificate of incorporation and second amended and restated bylaws;
•requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors; and
•controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters is located in Raleigh, North Carolina, where we lease approximately 87,605 square feet of office space at 900 Main Campus Drive and 40,035 square feet of additional office space on the Centennial Campus of North Carolina State University in Raleigh, North Carolina. On January 1, 2019, we entered into an amended lease agreement with landlord for adding approximately 30,114 square feet of additional office space to the lease governing the Centennial Campus of North Carolina State University in Raleigh, North Carolina, which is expected to commence in April 2019. The amended lease agreement also extends the lease term until January 31, 2024.
We also lease approximately 40,657 square feet of space subject to a facilities sharing agreement with Republic Wireless. This operating space expires in 2022.
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

Item 3. Legal Proceedings
In April 2014, Phone Recovery Services, LLC (“Phone Recovery Services”) filed a complaint against us in the Superior Court of the District of Columbia. The complaint alleges that we failed to bill, collect and remit certain taxes and surcharges associated with the provision of 911 services pursuant to applicable laws of the District of Columbia. In November 2015, the Superior Court of the District of Columbia dismissed Phone Recovery Services’ complaint with prejudice. Phone Recovery Services subsequently appealed. In August 2018, the District of Columbia Court of Appeals affirmed the dismissal. Phone Recovery Services has since filed a motion to amend its complaint, which we have opposed as foreclosed by the appellate court’s decision. We are awaiting a ruling on that motion.
Phone Recovery Services, acting or purporting to act on behalf of applicable jurisdictions, or the applicable county or city itself, has filed similar lawsuits against us and/or one of our subsidiaries in the Superior Court of the State of Rhode Island, the Court of Common Pleas of Allegheny County, Pennsylvania and the District Court of Ramsey County, Minnesota. To date, we have not received any material adverse decision in connection with those matters. The case in Ramsey County, Minnesota was dismissed in November 2016. Upon appeals by Phone Recovery Services, the dismissal was affirmed by the Minnesota Court of Appeals in August 2017, and by the Minnesota Supreme Court in October 2018. The case in Allegheny County, Pennsylvania has been stayed pending the outcome of a related proceeding before the FCC.
We face similar lawsuits brought directly by various state and local governments alleging underpayment of 911 taxes and surcharges, although we understand that Phone Recovery Services may be working in conjunction with each state or local government as a consultant on a contingency basis. The following county or municipal governments have named us in lawsuits associated with the collection and remittance of 911 taxes and surcharges: Birmingham Emergency Communications District, Alabama; Clayton County, Cobb County, DeKalb County, Fulton County, Gwinnett County, Macon-Bibb County, Georgia and Columbus Consolidated Government, Georgia (collectively, the “Georgia Cases”); Cook County and Kane County Illinois; City of Chicago, Illinois; the State of Illinois (collectively, the “Illinois Case”); Beaver County, Berks County, Bucks County, Butler County, Chester County, Clarion County, Cumberland County, Dauphin County, Delaware County, Lancaster County, Lebanon County, Mercer County, Somerset County, Washington County, Westmoreland County, and York County, Pennsylvania (collectively, the “Pennsylvania Cases”); and Richland County, Charleston County, Dorchester County, and Town of Summerville, South Carolina. The complaints allege that we failed to bill, collect and remit certain taxes and surcharges associated with 911 service pursuant to applicable laws. The Georgia Cases have been closed administratively during the appeal of a related case in the Georgia courts; the Georgia Cases may be reopened. We understand that Augusta-Richmond County, Bartow County, Chatham County, Cherokee County, City of Atlanta, City of Savannah, Forsyth County, Houston County and Spalding County, Georgia each intends to initiate legal proceedings against us with allegations substantially similar to those in the Georgia Cases. The Pennsylvania Case in Butler County, Pennsylvania was dismissed in August 2016 and that dismissal is currently on appeal; the remaining Pennsylvania Cases have been stayed until the appeal of the dismissal of the Butler County, Pennsylvania Case is resolved. The Illinois Case was dismissed in December 2016; Phone Recovery Services timely filed a notice of appeal, the Illinois appellate court reversed the December 2016 dismissal, and in January 2019, the Illinois Supreme Court declined to review the Illinois appellate court’s reversal of the December 2016 dismissal of the Illinois Case.
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

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Class A Common Stock
Our Class A common stock has been listed on the NASDAQ Global Select Market under the symbol “BAND” since November 10, 2017. Prior to that date, there was no public trading market for our Class A common stock.

Stockholders
As of January 31, 2019, we had 69 holders of record of our Class A and Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Bandwidth Inc. under the Securities Act or the Exchange Act.
The graph below compares the cumulative total return to our stockholders between November 10, 2017 (the date our Class A common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2018 in comparison to the NASDAQ Composite Index and the S&P 500 Information Technology Index. The graph assumes $100 was invested in the Class A common stock of Bandwidth Inc., the NASDAQ Composite Index and the S&P 500 Information Technology Index, and assumes reinvestment of any dividends.
The comparisons in the graph below are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

$300
$250
$200
$150
$100
$50
11/10/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
Bandwidth Inc.
NASDAQ Composite Index
S&P 500 Information Technology Index

Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2019 Annual Meeting of Shareholders. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

Recent Sales of Unregistered Securities
        From January 1, 2018 through December 31, 2018, we sold the following securities on an unregistered basis:
•On January 16, 2018, we sold 1,252 shares of Class B common stock pursuant to the cash exercise of a warrant at $6.57 per share resulting in gross proceeds of $8,228.
•On February 15, 2018, we sold 4,927 shares of Class B common stock pursuant to the cash exercise of a warrant at $5.80 per share resulting in gross proceeds of $28,577.
•On February 20, 2018, we sold 3,725 shares of Class B common stock pursuant to the net exercise of a warrant at $5.80 per share and utilizing a then-current fair market value per share of $23.91, which net exercise did not result in any gross proceeds.
•On March 2, 2018, we sold 39,000 shares of Class B common stock pursuant to the cash exercise of a warrant at $0.0004 per share resulting in gross proceeds of $15.60.
We did not utilize any underwriters for any of the sales of securities on an unregistered basis. We relied on an exemption to the registration requirements of the federal securities laws pursuant to Section 4(2) for each of the sales of securities on an unregistered basis.

Use of Proceeds from Public Offering of Common Stock
In November 2017, we sold 4,000,000 shares of our Class A common stock at a public offering price of $20.00 per share, including shares sold in connection with the exercise of the underwriters’ option to purchase additional shares. The offer and sale of all the shares in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-220945), which was declared effective by the SEC on November 9, 2017. We received proceeds of $74.4 million, after deducting underwriting discounts and commissions of $5.6 million. In addition, we incurred expenses of approximately $5.4 million; thus, the net offering proceeds, after deducting underwriting discounts and offering expenses, were approximately $69.0 million. Upon the initial public offering and in accordance with David Morken’s employment agreement, the Chief Executive Officer received a cash bonus of $750,000. No other payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or any affiliates, other than payments in the ordinary course of business to officers for salaries. The underwriters of our initial public offering were Morgan Stanley, KeyBank Capital Markets, Baird, Canaccord Genuity and JMP Securities.
There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on November 13, 2017 pursuant to Rule 424(b) under the Securities Act.

Item 6. Selected Financial Data
The consolidated statements of operations data for the years ended December 31, 2016, 2017 and 2018 and the consolidated balance sheets as of December 31, 2017 and 2018, are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the year ended December 31, 2015 and the consolidated balance sheet data as of December 31, 2016 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data,” within this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below.

	Year ended December 31,
Consolidated Statements of Operations Data:	2015	2016	2017	2018

	(In thousands, except share and per share amounts)
Revenue:
CPaaS revenue	$101,502	$117,078	$131,572	$164,415
Other revenue	36,299	35,057	31,383	39,698
Total revenue	137,801	152,135	162,955	204,113
Cost of revenue:
CPaaS cost of revenue	64,760	71,218	75,859	94,296
Other cost of revenue	14,482	14,000	13,403	13,849
Total cost of revenue (1)	79,242	85,218	89,262	108,145

Gross profit	58,559	66,917	73,693	95,968
Operating expenses:
Research and development (1)	7,375	8,520	10,789	20,897
Sales and marketing (1)	8,620	9,294	11,218	20,731
General and administrative (1)	34,602	33,859	37,069	47,588
Total operating expenses	50,597	51,673	59,076	89,216

Operating income	7,962	15,244	14,617	6,752
Other (expense) income:
Interest (expense) income, net	(589)	(908)	(1,728)	301
Total other (expense) income	(589)	(908)	(1,728)	301

Income from continuing operations before income taxes	7,373	14,336	12,889	7,053
Income tax (provision) benefit (2) (3) (4)	(408)	11,094	(6,918)	10,870
Income from continuing operations	6,965	25,430	5,971	17,923

Loss from discontinued operations, net of income taxes	(13,665)	(3,072)	—	—
Net (loss) income	$(6,700)	$22,358	$5,971	$17,923
Other Comprehensive (loss) income
Unrealized loss on marketable securities, net of income tax benefit	—	—	—	(1)
Total comprehensive (loss) income	$(6,700)	$22,358	$5,971	$17,922
Earnings per share:
Income from continuing operations	$6,965	$25,430	$5,971	$17,923
Less: net income allocated to participating securities	931	3,355	644	—

Income from continuing operations attributable to common stockholders	$6,034	$22,075	$5,327	$17,923
Income from continuing operations per share
Basic	$0.52	$1.89	$0.42	$0.96
Diluted	$0.48	$1.72	$0.37	$0.85

Net (loss) income	$(6,700)	$22,358	$5,971	$17,923
Less: income allocated to participating securities	(896)	2,950	644	—
Net (loss) income attributable to common stockholders	$(5,804)	$19,408	$5,327	$17,923

Net (loss) income per share:
Basic	$(0.50)	$1.66	$0.42	$0.96
Diluted	$(0.47)	$1.51	$0.37	$0.85

Weighted average number of common shares outstanding:
Basic	11,497,727	11,678,568	12,590,221	18,573,067
Diluted	12,456,540	12,870,632	14,543,170	21,140,382
________________________
(1) Includes stock-based compensation expense as shown below.
(2) Includes $11,887 of excess tax benefits associated with the exercise of stock options and vesting of restricted stock units in the year ended December 31, 2018.
(3) The Company recognized a tax benefit of $14,138 due to the release of the deferred tax asset valuation allowance subsequent to the spin-off of Republic Wireless for the year ended December 31, 2016.
(4) On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted into law. As a result of this change in tax law, the Company recorded a remeasurement of its DTA, which resulted in additional income tax expense of $2,073.

	Year ended December 31,
Stock-based compensation expense:	2015	2016	2017	2018

	(In thousands)
Cost of revenue	$45	$61	$80	$114
Research and development	189	138	155	555
Sales and marketing	239	182	172	511
General and administrative	3,020	989	1,396	2,159
Total	$3,493	$1,370	$1,803	$3,339

	As of December 31,
Consolidated Balance Sheets Data:	2016	2017	2018

	(In thousands)
Cash and cash equivalents	$6,788	$37,627	$41,261
Working capital	(2,427)	40,734	58,691
Total assets	69,973	104,494	150,420
Long-term debt and capital lease obligations, net of current portion	37,738	—	—
Series A redeemable convertible preferred stock	21,818	—	—
Total stockholders’ (deficit) equity	(22,374)	76,711	108,770

Non-GAAP Financial Measures
We use Non-GAAP gross profit, Non-GAAP gross margin, Adjusted EBITDA, Non-GAAP net income and free cash flow for financial and operational decision making and to evaluate period-to-period differences in our performance. Non-GAAP gross profit, Non-GAAP gross margin, Adjusted EBITDA, Non-GAAP net income and free cash flow are non-GAAP financial measures, which we believe are useful for investors in evaluating our overall financial performance. We believe these measures provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key performance indicators used by management in its financial and operational decision making. See below for a reconciliation of each of the non-GAAP financial measures described below.

Non-GAAP Gross Profit and Non-GAAP Gross Margin
GAAP defines gross profit as revenue less cost of revenue. Cost of revenue includes all expenses associated with our various service offerings as more fully described under the caption “Key Components of Statement of Operations-Cost of Revenue and Gross Margin.” We define Non-GAAP gross profit as gross profit after adding back the following items:
•depreciation and amortization; and
•stock-based compensation.
We add back depreciation and amortization, and stock-based compensation, because they are non-cash items. We eliminate the impact of these non-cash items because we do not consider them indicative of our core operating performance. Their exclusion facilitates comparisons of our operating performance on a period-to-period basis. Therefore, we believe showing gross margin, as Non-GAAP to remove the impact of these non-cash expenses, such as depreciation and stock-based compensation, is helpful to investors in assessing our gross profit and gross margin performance in a way that is similar to how management assesses our performance.
We calculate Non-GAAP gross margin by dividing Non-GAAP gross profit by revenue, expressed as a percentage of revenue.
Management uses Non-GAAP gross profit and Non-GAAP gross margin to evaluate operating performance and to determine resource allocation among our various service offerings. We believe Non-GAAP gross profit and Non-GAAP gross margin provide useful information to investors and others to understand and evaluate our operating results in the same manner as our management and board of directors and allows for better comparison of financial results among our competitors. Non-GAAP gross profit and Non-GAAP gross margin may not be comparable to similarly titled measures of other companies because other companies may not calculate Non-GAAP gross profit and Non-GAAP gross margin or similarly titled measures in the same manner as we do.

Consolidated

	Year ended December 31,
	2016	2017	2018

	(In thousands)
Consolidated Gross Profit	$66,917	$73,693	$95,968
Depreciation	4,574	4,315	4,490
Stock-based compensation	61	80	114
Non-GAAP Gross Profit	$71,552	$78,088	$100,572
Non-GAAP Gross Margin %	47%	48%	49%

By Segment
CPaaS

	Year ended December 31,
	2016	2017	2018

	(In thousands)
CPaaS Gross Profit	$45,860	$55,713	$70,119
Depreciation	4,574	4,315	4,490
Stock-based compensation	61	80	114
Non-GAAP Gross Profit	$50,495	$60,108	$74,723
Non-GAAP CPaaS Gross Margin %	43%	46%	45%
Other
There are no Non-GAAP adjustments to gross profit for the Other segment.
Adjusted EBITDA
We define Adjusted EBITDA as net income or losses from continuing operations, adjusted to reflect the addition or elimination of certain income statement items including, but not limited to:
•income tax provision (benefit);
•interest expense (income), net;
•depreciation and amortization expense;
•stock-based compensation expense;
•impairment of intangible assets, if any;
•loss (gain) on disposal of property and equipment, if any; and
•change in fair value of financial instruments, including any change in shareholders’ anti-dilutive arrangements.
Adjusted EBITDA is a key measure used by management to understand and evaluate our core operating performance and trends, to generate future operating plans and to make strategic decisions regarding the allocation of capital. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis.

	Year ended December 31,
	2016	2017	2018

	(In thousands)
Income from continuing operations	$25,430	$5,971	$17,923
Income tax (benefit) provision (1)	(11,094)	6,918	(10,870)
Interest expense (income), net	908	1,728	(301)
Depreciation	5,251	4,873	5,270
Amortization	891	839	554
Stock-based compensation	1,370	1,803	3,339
Impairment of intangible asset	695	—	—
Loss on disposal of property and equipment	19	91	191
Adjusted EBITDA	$23,470	$22,223	$16,106
________________________
(1) Includes $11,887 of excess tax benefits associated with the exercise of stock options and vesting of restricted stock units in the year ended December 31, 2018.

Non-GAAP Net Income
We define Non-GAAP net income as net income adjusted for certain items affecting period-to-period comparability. Non-GAAP net income excludes:
•stock-based compensation;
•change in fair value of shareholders’ anti-dilutive arrangement;
•amortization of acquired intangible assets related to the acquisition of Dash Carrier Services, LLC;
•impairment charges of intangibles assets, if any;
•loss (gain) on disposal of property and equipment;
•estimated tax impact of above adjustments;
•income tax benefit resulting from excess tax benefits associated with the exercise of stock options and vesting of restricted stock units;
•benefit resulting from the release of the valuation allowance on our deferred tax assets (“DTA”); and
•impact on remeasurement of DTA as a result of 2017 tax reform.

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

	Year ended December 31,
	2016	2017	2018

	(In thousands)
Net income	$22,358	$5,971	$17,923
Stock-based compensation	1,370	1,803	3,339
Amortization related to acquisitions	520	520	520
Impairment of intangible asset	695	—	—
Loss on disposal of property and equipment	19	91	191
Estimated tax effects of adjustments	(994)	(921)	(1,038)
Release of valuation allowance (1)	(14,138)	—	—
Income tax benefit of option exercises	—	—	(11,887)
Remeasurement of DTA associated with tax rate change (2)	—	2,073	—
Non-GAAP net income	$9,830	$9,537	$9,048
Non-GAAP net income per Non-GAAP share
Basic	$0.73	$0.68	$0.49
Diluted	$0.67	$0.59	$0.43

Non-GAAP Weighted Average Number of Shares outstanding
Basic	11,678,568	12,590,221	18,573,067
Series A redeemable convertible preferred stock outstanding	1,775,000	1,522,123	—
Non-GAAP Basic Shares	13,453,568	14,112,344	18,573,067

Diluted	12,870,632	14,543,170	21,140,382
Series A redeemable convertible preferred stock outstanding	1,775,000	1,522,123	—
Non-GAAP Diluted Shares	14,645,632	16,065,293	21,140,382
________________________
(1) The Company recognized a tax benefit of $14,138 due to the release of the deferred tax asset valuation allowance subsequent to the spin-off of Republic Wireless for the year ended December 31, 2016.
(2) On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted into law. As a result of this change in tax law, the Company recorded a remeasurement of its DTA, which resulted in additional income tax expense of $2,073.

Free Cash Flow
Free cash flow represents net cash provided by or used in operating activities less net cash used in the acquisition of property and equipment and capitalized development costs of software for internal use. We believe that free cash flow is a useful indicator of liquidity and provides information to management and investors about the amount of cash generated from our core operations that can be used for investing in our business. Free cash flow has certain limitations in that it does not represent the total increase or decrease in the cash balance for the period, it does not take into consideration investment in long-term securities, nor does it represent the residual cash flows available for discretionary expenditures. Therefore, it is important to evaluate free cash flow along with our consolidated statements of cash flows.

	Year ended December 31,
	2016	2017	2018

	(In thousands)
Net cash provided by operating activities	$16,942	$14,623	$24,633
Net cash used in investing in capital assets (1)	(6,061)	(7,963)	(14,447)
Free cash flow	$10,881	$6,660	$10,186
________________________
(1) Represents the acquisition cost of property, equipment and capitalized development costs for software for internal use.

Management’s Discussion and Analysis
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in this Annual Report on Form 10-K. Our fiscal year ends on December 31.

Overview
We are a leading cloud-based communications platform for enterprises in the United States. Our solutions include a broad range of software APIs for voice and text functionality and our owned and managed, purpose-built IP voice network, one of the largest in the nation. Our sophisticated and easy-to-use software APIs allow enterprises to enhance their products and services by incorporating advanced voice and text capabilities. Companies use our platform to more frequently and seamlessly connect with their end users, add voice calling capabilities to residential IoT devices, offer end users new mobile application experiences and improve employee productivity, among other use cases. By owning and operating a capital-efficient, purpose-built IP voice network, we are able to offer advanced monitoring, reporting and analytics, superior customer service, dedicated operating teams, personalized support, and flexible cost structures. Over the last ten years, we have pioneered the CPaaS space through our innovation-rich culture and focus on empowering enterprises with end-to-end communications solutions.
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
For the years ended December 31, 2016, 2017 and 2018, total revenue was $152.1 million, $163.0 million and $204.1 million, respectively. CPaaS revenue for the years ended December 31, 2016, 2017 and 2018 was $117.1 million, $131.6 million and $164.4 million, respectively, representing an increase of 12% in 2017 and 25% in 2018. Net income for the years ended December 31, 2016, 2017 and 2018 was $22.4 million, $6.0 million and $17.9 million, respectively. For the years ended December 31, 2016, 2017 and 2018 the number of active CPaaS customer accounts was 798, 965 and 1,230, respectively, representing a year over year increase of 21% in 2017 and 27% in 2018.

Management’s Discussion and Analysis
Key Performance Indicators
We monitor the following key performance indicators (“KPIs”) to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. We believe the following KPIs are useful in evaluating our business:

	Year ended December 31,
	2016	2017	2018

	(Dollars in thousands)
Number of active CPaaS customers (as of period end)	798	965	1,230
Dollar-based net retention rate	111%	107%	118%
Adjusted EBITDA	$23,470	$22,223	$16,106
Free cash flow	$10,881	$6,660	$10,186
Number of Active CPaaS Customer Accounts
We believe the number of active CPaaS customer accounts is an important indicator of the growth of our business, the market acceptance of our platform and our future revenue trends. We define an active CPaaS customer account at the end of any period as an individual account, as identified by a unique account identifier, for which we have recognized at least $100 of revenue in the last month of the period. We believe that the use of our platform by active CPaaS customer accounts at or above the $100 per month threshold is a stronger indicator of potential future engagement than trial usage of our platform at levels below $100 per month. A single organization may constitute multiple unique active CPaaS customer accounts if it has multiple unique account identifiers, each of which is treated as a separate active CPaaS customer account. Customers who pay after using our platform and customers that have credit balances are included in the number of active CPaaS customer accounts. Customers from our Other segment are excluded in the number of active CPaaS customer accounts, unless they are also CPaaS customers.
In the years ended December 31, 2016, 2017 and 2018, revenue from active CPaaS customer accounts represented approximately 99% of total CPaaS revenue.

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

Management’s Discussion and Analysis
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
For the years ended December 31, 2016, 2017 and 2018, we generated 56%, 58% and 64% of our CPaaS revenue, respectively, from usage-based fees. We also earn monthly fees from services such as phone number services and 911 access service. For the years ended December 31, 2016, 2017 and 2018, we generated 41%, 40% and 34% of our CPaaS revenue, respectively, in each period from monthly per unit fees. The remaining 2-3% of our CPaaS revenue is generated from other miscellaneous services.
The remainder of our revenue is generated by our Other segment. Other revenue is composed of revenue earned from our legacy services and indirect revenue. Other revenue as a percentage of total revenue is expected to continue to decline over time.
We recognize accounts receivable at the time the customer is invoiced. Additionally, we record a receivable and revenue for unbilled revenue if the services have been delivered and are billable in subsequent periods. Unbilled revenue made up 44%, 41% and 47% of outstanding accounts receivable, net of allowance for doubtful accounts as of December 31, 2016, 2017 and 2018, respectively.
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

Management’s Discussion and Analysis
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

Research and Development
R&D consists primarily of personnel costs (including non-cash stock-based compensation expenses), outsourced software development and engineering service and cloud infrastructure fees for staging and development of outsourced engineering services. We capitalize the portion of our software development costs in instances where we invest resources to develop software for internal use. We plan to continue to invest in R&D to enhance current product offerings and develop new services.

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
Income Taxes
For the years ended December 31, 2016, 2017 and 2018, our effective tax rate was (77.4)%, 53.7% and (154.1)%, respectively. The decrease in our effective tax rate is primarily due to the impact of stock compensation tax deductions from stock option exercises, as well as the decrease in the federal statutory tax rate under the Act.
On December 22, 2017, the Act was enacted into law. The income tax effects of changes in tax laws are recognized in the period when enacted. Among its numerous changes to the Internal Revenue Code, the Act reduces U.S. corporate rates from 35% to 21% for periods beginning on or after January 1, 2018.

Management’s Discussion and Analysis
Results of Operations

Consolidated Results of Operations

The following table sets forth the consolidated statements of operations for the periods indicated.

	Year ended December 31,
	2016	2017	2018

	(In thousands)
Revenue:
CPaaS revenue	$117,078	$131,572	$164,415
Other revenue	35,057	31,383	39,698
Total revenue	152,135	162,955	204,113
Cost of revenue:
CPaaS cost of revenue	71,218	75,859	94,296
Other cost of revenue	14,000	13,403	13,849
Total cost of revenue	85,218	89,262	108,145
Gross profit:
CPaaS	45,860	55,713	70,119
Other	21,057	17,980	25,849
Total gross profit	66,917	73,693	95,968
Operating expenses:
Research and development	8,520	10,789	20,897
Sales and marketing	9,294	11,218	20,731
General and administrative	33,859	37,069	47,588
Total operating expenses	51,673	59,076	89,216
Operating income	15,244	14,617	6,752
Other (expense) income:
Interest (expense) income, net	(908)	(1,728)	301
Income from continuing operations before income taxes	14,336	12,889	7,053
Income tax benefit (provision)	11,094	(6,918)	10,870
Income from continuing operations	25,430	$5,971	$17,923
Loss from discontinued operations, net of income taxes	(3,072)	—	—
Net income	$22,358	$5,971	$17,923

Management’s Discussion and Analysis
The following table sets forth our results of operations as a percentage of our total revenue for the periods presented. *

	Year ended December 31,
	2016	2017	2018
Revenue:
CPaaS revenue	77%	81%	81%
Other revenue	23%	19%	19%
Total revenue	100%	100%	100%
Cost of revenue:
CPaaS cost of revenue	47%	47%	46%
Other cost of revenue	9%	8%	7%
Total cost of revenue	56%	55%	53%
Gross profit:
CPaaS	30%	34%	34%
Other	14%	11%	13%
Total gross profit	44%	45%	47%
Operating expenses:
Research and development	6%	7%	10%
Sales and marketing	6%	7%	10%
General and administrative	22%	23%	23%
Total operating expenses	34%	37%	43%
Operating income	10%	9%	3%
Other (expense) income:
Interest (expense) income, net	(1)%	(1)%	—%
Income from continuing operations before income taxes	9%	8%	3%
Income tax benefit (provision)	7%	(4)%	5%
Income from continuing operations	17%	4%	9%
Loss from discontinued operations, net of income taxes	(2)%	—%	—%
Net income	15%	4%	9%
(*) Columns may not foot due to rounding.

Management’s Discussion and Analysis
Comparison of the Years Ended December 31, 2017 and 2018
Revenue

	Year ended December 31,
	2017	2018	Change

	(Dollars in thousands)
CPaaS revenue	$131,572	$164,415	$32,843	25%
Other revenue	31,383	39,698	8,315	26%
Total revenue	$162,955	$204,113	$41,158	25%
In 2018, total revenue increased by $41.2 million, or 25%, compared to the same period in 2017, and CPaaS revenue increased by $32.8 million, or 25%, compared to the same period in 2017. The increase in CPaaS revenue was primarily attributable to an increase in the usage of all our service offerings, particularly our voice and messaging usage, which accounted for $38.2 million of the increase in CPaaS revenue, and our phone number services and 911-enabled phone number services, which accounted for $6.2 million of the increase in CPaaS revenue. This increase in CPaaS revenue was partially offset by $11.6 million related to pricing decreases that we have implemented over time with our customers in the form of lower usage prices to increase the reach and scale of our platform. The changes in usage and price in 2018 compared to the same period in 2017 were reflected in our dollar-based net retention rate of 118%. The increase in usage was also attributable to a 27% increase in the number of active CPaaS customer accounts, from 965 as of December 31, 2017 to 1,230 as of December 31, 2018. In addition, revenue from new CPaaS customers contributed $8.7 million, or 7%, to CPaaS revenue for 2018 compared to $5.5 million, or 5% to CPaaS revenue in the same period in 2017. As a percentage of total revenue, CPaaS revenue remained flat at 81% from 2018 to the same period in 2017. Other revenue increased by $8.3 million, or 26%, primarily due to the settlement of a dispute and a higher than usual amount of indirect revenue, which increased by $11.1 million. This increase was partially offset by the expected declines in our legacy services of $2.8 million.

Cost of Revenue and Gross Margin

	Year ended December 31,
	2017	2018	Change

	(Dollars in thousands)
Cost of revenue:
CPaaS cost of revenue	$75,859	$94,296	$18,437	24%
Other cost of revenue	13,403	13,849	446	3%
Total cost of revenue	$89,262	$108,145	$18,883	21%
Gross profit	$73,693	$95,968	$22,275	30%
Gross margin:
CPaaS	42%	43%
Other	57%	65%
Total gross margin	45%	47%

Management’s Discussion and Analysis
In 2018, total gross profit increased by $22.3 million, or 30%, compared to the same period in 2017. Total gross margin increased from 45% to 47% during the same period. In 2018, CPaaS cost of revenue increased by $18.4 million, or 24% compared to the same period in 2017. CPaaS cost of revenue increased primarily due to an increase in voice usage costs of $11.7 million due to growth in minutes used by customers, partially offset by a decrease in the cost per minute from vendors. Network costs also increased $5.6 million due to network expansions. Cost of messaging increased by $1.3 million due to growth in messages used by customers and increased cost per message from vendors. Cost of phone numbers increased by $0.1 million, offset by a $0.3 million decrease in 911 enabled numbers costs. CPaaS gross margin was 42% and 43% for 2017 and 2018, respectively. Excluding depreciation and stock-based compensation of $4.4 million in 2017 and $4.6 million 2018, CPaaS Non-GAAP gross margin was 46% and 45% for 2017 and 2018, respectively, and total Non-GAAP gross margin was 48% and 49% for the same periods.
Other cost of revenue increased by $0.4 million, which was due to a $1.6 million increase in cost of indirect revenue related to cost of carrier access revenue, partially offset by a $1.2 million decrease as a result of churn in legacy services.

Operating Expenses

	Year ended December 31,
	2017	2018	Change

	(Dollars in thousands)
Research and development	$10,789	$20,897	$10,108	94%
Sales and marketing	11,218	20,731	9,513	85%
General and administrative	37,069	47,588	10,519	28%
Total operating expenses	$59,076	$89,216	$30,140	51%
In 2018, R&D expenses increased by $10.1 million, or 94%, compared to the same period in 2017. This increase was primarily due to increased personnel costs of $8.8 million and other non-headcount costs of $1.3 million.
In 2018, sales and marketing expenses increased by $9.5 million, or 85%, compared to the same period in 2017 primarily due to an overall increase in sales personnel costs of $8.1 million and other non-headcount costs of $1.4 million.
In 2018, general and administrative expenses increased by $10.5 million, or 28%, compared to the same period in 2017. This increase was due to higher personnel cost of $4.5 million, professional expenses of $2.3 million, hosted software costs of $1.4 million, facilities expense of $1.3 million, and other non-headcount costs of $1.0 million, which contributed to the overall increase in general and administrative expenses.

Interest (Expense) Income, Net
In 2018, interest income increased by $2.0 million compared to the same period in 2017, due to the repayment of all outstanding debt in 2017 with the proceeds from our initial public offering and increased interest income from investments in marketable securities.

Income Tax Benefit (Provision)
In 2018, income tax expense decreased by $17.8 million compared to the same period in 2017. The effective tax rate for 2018 was (154.1)% compared to 53.7% in the same period in 2017. The decrease in our effective tax rate is primarily due to the impact of tax deductions from stock option exercises, as well as the decrease in the federal statutory tax rate under the Act.

Management’s Discussion and Analysis
In 2017 we incurred additional income tax expense of $2,073 due to the re-measurement of our deferred tax assets at the lower corporate tax rate. In accordance with SAB118, all accounting related to the Act was completed in Q4 of 2018. There was no change to the provisional re-measurement of our deferreds that was recorded in Q4 of 2017.

Comparison of the Years Ended December 31, 2016 and 2017
Revenue

	Year ended December 31,
	2016	2017	Change

	(Dollars in thousands)
CPaaS revenue	$117,078	$131,572	$14,494	12%
Other revenue	35,057	31,383	(3,674)	(10)%
Total revenue	$152,135	$162,955	$10,820	7%
In 2017, total revenue increased by $10.8 million, or 7%, compared to 2016, and CPaaS revenue increased by $14.5 million, or 12%. As a percentage of total revenue, CPaaS revenue increased from 77% to 81% from 2016 to 2017. The increase in CPaaS revenue was primarily attributable to an increase in the usage of all our service offerings, particularly our voice and messaging usage, which accounted for $21.4 million of the increase in CPaaS revenue, and our phone number services and 911-enabled phone number services, which accounted for $4.1 million of the increase in CPaaS revenue. This overall increase in CPaaS revenue was partially offset by $11.1 million related to pricing decreases that we have implemented over time with our customers in the form of lower usage prices to increase the reach and scale of our platform. The changes in usage and price in 2017 were reflected in our dollar-based net retention rate of 107%. The increase in usage was also attributable to a 21% increase in the number of active CPaaS customer accounts, from 798 as of December 31, 2016 to 965 as of December 31, 2017. In addition, revenue from new CPaaS customers contributed $5.7 million, or 5%, to CPaaS revenue for 2017 compared to $4.2 million, or 4%, to CPaaS revenue in 2016. Other revenue decreased by $3.7 million, or 10%, due to expected declines in our legacy services of $3.1 million and a decrease in indirect revenue of $0.6 million.

Cost of Revenue and Gross Margin

	Year ended December 31,
	2016	2017	Change

	(Dollars in thousands)
Cost of revenue:
CPaaS cost of revenue	$71,218	$75,859	$4,641	7%
Other cost of revenue	14,000	13,403	(597)	(4)%
Total cost of revenue	$85,218	$89,262	$4,044	5%
Gross profit	$66,917	$73,693	$6,776	10%
Gross margin:
CPaaS	39%	42%
Other	60%	57%
Total gross margin	44%	45%

Management’s Discussion and Analysis
In 2017, total gross profit increased by $6.8 million, or 10%, compared to 2016. Total gross margin increased from 44% to 45% during the same period. In 2017, CPaaS cost of revenue increased by $4.6 million, or 7%, compared to 2016. CPaaS cost of revenue increased primarily due to an increase in voice usage costs of $1.9 million due to growth in minutes used by customers, partially offset by a decrease in the cost per minute from vendors. Cost of phone numbers increased by $0.8 million due to an increase in phone numbers used by customers. Cost of messaging increased by $0.6 million due to an increase in number of messages used by customers and a slight increase in the cost per message. Additional increases were due to network costs and 911 services which increased $1.0 million and $0.2 million, respectively. CPaaS gross margin increased from 39% in 2016 to 42% in 2017. Excluding depreciation and stock-based compensation of $4.6 million and $4.4 million for 2016 and 2017, respectively, CPaaS Non-GAAP gross margin was 43% and 46% for 2016 and 2017, respectively, and total Non-GAAP gross margin was 47% and 48% for the same periods.
Other cost of revenue decreased by $0.6 million, which was due to a $1.3 million decrease as a result of churn in legacy services, partially offset by a $0.7 million increase in cost of indirect revenue related to an increase in cost of carrier access revenue and toll-free number registration fees.

Operating Expenses

	Year ended December 31,
	2016	2017	Change

	(Dollars in thousands)
Research and development	$8,520	$10,789	$2,269	27%
Sales and marketing	9,294	11,218	1,924	21%
General and administrative	33,859	37,069	3,210	9%
Total operating expenses	$51,673	$59,076	$7,403	14%
In 2017, R&D expenses increased by $2.3 million, or 27%, compared to 2016. This increase was primarily due to increased personnel costs of $2.2 million and professional fees of $0.1 million.
In 2017, sales and marketing expenses increased by $1.9 million, or 21%, compared to 2016 primarily due to an overall increase in sales personnel costs of $1.9 million.
In 2017, general and administrative expenses increased by $3.2 million, or 9%, compared to 2016. This increase was due to increases of $1.2 million in facilities expenses, $1.0 million for hosted software costs, $0.4 million for professional expenses, partially offset by a $0.9 million decrease in depreciation and amortization expenses. An increase in personnel cost of $1.5 million also contributed to the overall general and administrative expenses.

Interest (Expense) Income, Net
In 2017, interest expense increased by $0.8 million compared to 2016, due to an increased balance outstanding of our credit facility that we entered into in November 2016. The balance of the credit facility was paid off in full in November 2017 with proceeds from our initial public offering.

Income Tax Benefit (Provision)
In 2017, income tax expense increased by $18.0 million compared to 2016. The effective tax rate for 2017 was 53.7% compared to (77.4)% in 2016. During 2016, we had a full valuation against our DTA. The valuation allowance was released in December 2016 subsequent to the Spin-Off.

Loss from Discontinued Operations, Net of Income Tax

Management’s Discussion and Analysis
In 2017, loss from discontinued operations decreased by $3.1 million compared to 2016. The Spin-Off of Republic took place on November 30, 2016.

Management’s Discussion and Analysis
Quarterly Results of Operations
The following tables set forth our unaudited quarterly statements of operations data for each of the eight quarters ended December 31, 2018. The information for each quarter has been prepared on a basis consistent with our audited consolidated financial statements included in this Annual Report on Form 10-K, and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for a fair presentation of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following quarterly financial data should be read in conjunction with our audited consolidated financial statements included in this Annual Report on Form 10-K.

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018

	(Unaudited, in thousands)
Revenue:
CPaaS revenue	$31,647	$31,547	$33,397	$34,981	$38,897	$39,833	$41,537	$44,148
Other revenue	7,978	7,979	7,941	7,485	14,115	8,471	8,917	8,195
Total revenue	39,625	39,526	41,338	42,466	53,012	48,304	50,454	52,343

Cost of revenue:
CPaaS cost of revenue	18,228	18,919	19,247	19,465	21,905	23,137	23,996	25,258
Other cost of revenue	3,338	3,375	3,324	3,366	3,459	3,429	3,478	3,483
Total cost of revenue	21,566	22,294	22,571	22,831	25,364	26,566	27,474	28,741

Gross profit:	18,059	17,232	18,767	19,635	27,648	21,738	22,980	23,602

Operating expenses:
Research and development	2,682	2,409	2,771	2,927	3,781	4,435	5,895	6,786
Sales and marketing	2,558	2,413	3,128	3,119	4,522	4,654	5,422	6,133
General and administrative	7,637	8,257	9,797	11,378	10,569	11,490	11,576	13,953
Total operating expenses	12,877	13,079	15,696	17,424	18,872	20,579	22,893	26,872

Operating income (loss)	5,182	4,153	3,071	2,211	8,776	1,159	87	(3,270)

Other (expense) income:
Interest (expense) income, net	(421)	(438)	(402)	(467)	49	90	103	59
Change in fair value of stockholders’ anti-dilutive arrangement	—	(553)	(136)	689	—	—	—	—
Total other (expense) income	(421)	(991)	(538)	222	49	90	103	59

Income from continuing operations before income taxes	4,761	3,162	2,533	2,433	8,825	1,249	190	(3,211)
Income tax (provision) benefit	(1,772)	(1,215)	(899)	(3,032)	(2,634)	9,263	2,320	1,921
Income (loss) from continuing operations	2,989	1,947	1,634	(599)	6,191	10,512	2,510	(1,290)
Net income (loss)	$2,989	$1,947	$1,634	$(599)	$6,191	$10,512	$2,510	$(1,290)
Unrealized loss on marketable securities, net of income tax benefit	—	—	—	—	(6)	4	(1)	2
Total comprehensive income (loss), net of income tax	$2,989	$1,947	$1,634	$(599)	$6,185	$10,516	$2,509	$(1,288)

Net income (loss) per share:
Basic	$0.22	$0.14	$0.12	$(0.04)	$0.35	$0.58	$0.13	$(0.07)
Diluted	$0.20	$0.13	$0.11	$(0.04)	$0.30	$0.50	$0.12	$(0.07)

Management’s Discussion and Analysis
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

Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
	2016	2017	2018

	(In thousands)
Net cash provided by operating activities	$16,942	$14,623	$24,633
Net cash used in investing activities	(6,061)	(7,963)	(31,683)
Net cash (used in) provided by financing activities	(1,532)	24,182	10,681
Net increase in cash, cash equivalents, and restricted cash	$9,349	$30,842	$3,631
Cash Flows from Operating Activities
In 2018, cash provided by operating activities was $24.6 million, consisting of net income of $17.9 million adjusted for non-cash items. These non-cash items included depreciation and amortization expense of $5.8 million, stock-based compensation expenses of $3.3 million, deferred tax benefit of $10.8 million and cash provided by changes in operating assets and liabilities of $8.3 million. Cash generated from operating assets and liabilities included an increase in deferred revenue of $6.0 million, an increase in accrued expenses and other liabilities of $4.8 million, increase in deferred rent of $2.1 million and a decrease in deferred costs of $0.2 million. Offsetting these cash generating items in assets and liabilities were an increase in accounts receivable of $2.8 million, an increase in prepaid expenses and other assets of $1.9 million and a decrease in accounts payable of $0.2 million, respectively.
In 2017, cash provided by operating activities was $14.6 million, consisting of net income of $6.0 million adjusted for non-cash items. These non-cash items included depreciation and amortization expense of $5.7 million, deferred tax expense of $6.2 million, stock-based compensation expenses of $1.8 million and cash used for changes in operating assets and liabilities of $5.7 million. Cash outflows from operating assets and liabilities included increases in accounts receivable of $4.4 million, prepaid expenses and other assets of $1.6 million, deferred costs of $0.9 million along with a decrease in accounts payable of $2.4 million. Offsetting these cash outflows was an increase in deferred revenue, increase in deferred rent of $0.2 million and advanced billings of $2.6 million and an increase in accrued expenses and other liabilities of $1.0 million.
In 2016, cash provided by operating activities from continuing operations was $16.9 million, which primarily consisted of net income from continuing operations of $22.4 million that includes $3.1 million net loss by discontinued operations, depreciation and amortization of $6.1 million, amortization of debt issuance costs of $0.1

Management’s Discussion and Analysis
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
Cash Flows from Investing Activities
In 2018, cash used in investing activities from continuing operations was $31.7 million from the investment in marketable securities of $35.2 million, the purchase of property and equipment of $12.4 million and capitalized internally developed software costs of $2.0 million, partially offset by maturities of marketable securities of $18.0 million.
In 2017, cash used in investing activities from continuing operations was $8.0 million from the purchase of property and equipment of $5.0 million and capitalized internally developed software costs of $2.9 million.
In 2016, cash used in investing activities from continuing operations was $6.1 million, of which $3.8 million was used to purchase property, plant and equipment and $2.2 million for capitalized internally developed software costs.
Cash Flows from Financing Activities
In 2018, cash provided by financing activities from continuing operations was $10.7 million consisting primarily of $11.1 million in proceeds from the exercises of stock options, partially offset by $0.3 million in payments related to the cost of our initial public offering and $0.1 million in payments on capital leases.
In 2017, cash provided by financing activities from continuing operations was $24.2 million consisting primarily of $74.4 million in net proceeds from our initial public offering, $0.2 million in proceeds from the issuances of common stock as a result of options exercised, and $0.1 million in proceeds from exercise of warrants, partially offset by net repayments of $9.0 million  on our line of credit, $0.1 million in payments on capital leases, and $40.0 million in repayments on our term loan.
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
As of December 31, 2018, we had $0 outstanding on the revolving loan and were in compliance with all financial and non-financial covenants for all periods presented. The available borrowing capacity under our revolving credit facility loan was $25.0 million as of December 31, 2018.

Management’s Discussion and Analysis
As of December 31, 2018, the outstanding unamortized loan fees for the revolving loan were $0.1 million and were included in other long-term assets.

Contractual Obligations and Other Commitments
The following table summarizes our non-cancellable contractual obligations as of December 31, 2018:

	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	More than 5 years

	(In thousands)
Operating leases (1)	$22,658	$5,044	$10,434	$6,232	$948
Capital leases	—	—	—	—	—
Purchase obligations (2)	7,182	5,270	1,727	185	—
Total	$29,840	$10,314	$12,161	$6,417	$948
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

Management’s Discussion and Analysis
Stock-Based Compensation
Stock options awarded to employees, directors and non-employee third parties are measured at fair value on each grant date. Options subject to service-based vesting generally vest annually over a four-year period. The determination of the fair value of stock-based compensation arrangements on the grant date requires judgment. We recognize stock-based compensation expense using the Black-Scholes option-pricing model, net of estimated forfeitures, in order to determine the fair value of stock options, the output of which is affected by a number of variables. These variables include the fair value of our common stock, expected term of the options, expected stock price volatility, risk-free interest rate and expected dividends, which are estimated as follows:
•Fair value of our common stock. The fair value of the shares of our common stock underlying stock options had historically been determined by our board of directors with the assistance of an independent third-party valuation firm. Because there had been no public market for our common stock, our board of directors had relied on this independent valuation and other factors to establish the fair value of our common stock at the time of grant of the option. The determination of the fair value of our common stock is discussed further below.
•Expected term. The expected term was estimated using the simplified method allowed under SEC guidance as we do not have sufficient historical data to use any other method to estimate the expected term.
•Expected volatility. The expected volatility is derived from an average of the historical volatilities of the common stock of several entities with characteristics similar to ours, such as the size, and operational and economic similarities to our principle business operations. We use this method because we have limited information on the volatility of our common stock.
•Risk-free interest rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.
•Expected dividends. The expected dividend is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock.
In addition to the assumptions used in the Black-Scholes option-pricing model, we must also determine a forfeiture rate to calculate the stock-based compensation for awards. Through December 31, 2018, we recognized compensation for only the portion of options expected to vest using an estimated forfeiture rate that was derived from historical employee termination behavior.

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
•contemporaneous unrelated third-party valuations of our common stock;
•the rights, preferences and privileges of our redeemable convertible preferred stock relative to those of our common stock;
•our results of operations, financial position and capital resources;

Management’s Discussion and Analysis
•current business conditions and projections;
•the lack of marketability of our common stock;
•the hiring of key personnel and the experience of our management;
•the introduction of new products;
•the risk inherent in the development and expansion of our products;
•the fact that the option grants involve illiquid securities in a private company;
•the likelihood of achieving a liquidity event, such as an initial public offering or a sale of our company, given the prevailing market conditions;
•industry trends and competitive environment; and
•overall economic indicators, including gross domestic product, employment, inflation and interest rates.
In valuing our common stock, we had historically determined the equity value of our Company using both the income and the market approach valuation methods:
•The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate derived from an analysis of the cost of capital of comparable publicly traded companies in our industry as of each valuation date and is adjusted to reflect the risks inherent in our cash flows.
•The market approach estimates value based on a comparison of the subject company to comparable public companies in a similar line of business. From the comparable companies, a representative market value multiple is determined and then applied to the subject. The estimated value for our common stock is then discounted by a non-marketability factor (discount for lack of marketability) due to the fact that stockholders of private companies do not have access to trading markets similar to those enjoyed by stockholders of public companies, which affects liquidity.
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

Management’s Discussion and Analysis
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

Goodwill and Intangible Assets

Goodwill
Goodwill represents the excess of the aggregate fair value of consideration transferred in a business combination, over the fair value of assets acquired, net of liabilities assumed. Goodwill is not amortized, but is subject to an annual impairment test. We test goodwill for impairment annually on December 31 of each calendar year or more frequently if events or changes in business circumstances indicate the asset might be impaired. Goodwill is tested for impairment at the reporting unit level. In evaluating the recoverability of goodwill, we perform a qualitative analysis to determine whether events and circumstances exist that indicate that it is more likely than not that goodwill is impaired. The qualitative factors we consider include but are not limited to, macroeconomic conditions, industry and market conditions, company-specific events and changes in circumstances. We completed our annual goodwill impairment analysis in each of the years ended December 31, 2016, 2017 and 2018 and no impairment charges were recorded. As of December 31, 2018 goodwill was $6.9 million.

Long-Lived Assets
Long-lived assets, including intangible assets with definite lives, are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise.
We evaluate the recoverability of our long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of long-lived assets are measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. As of December 31, 2018, intangible assets, net of accumulated amortization, were $7.1 million, which consists primarily of client relationships and client contracts. As part of our annual evaluation of intangibles during the year ended December 31, 2016, we re-evaluated our marketing and trade name assets and concluded that there was no further benefit to a trade name acquired in the Dash acquisition. As a result, we impaired the intangible asset and recognized a loss of $0.7 million in 2016. No indicators of impairment were identified for the years ended December 31, 2017 and 2018.

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
Capitalized costs of platform and other software applications are included in property and equipment. These costs are amortized over the estimated useful life of the software on a straight-line basis over three years, which is

Management’s Discussion and Analysis
recorded in cost of revenue in the statement of operations. We evaluate the useful life of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

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
We conduct operations in many tax jurisdictions throughout the United States. In many of these jurisdictions, non-income-based taxes and fees, such as sales and use taxes, telecommunications taxes, and regulatory fees including those associated with (or potentially associated with) VoIP telephony services or 911 services, are assessed or may be assessed on our operations. We are subject to indirect taxes, and may be subject to certain other taxes and surcharges in some of these jurisdictions. We generally bill and collect from our customers these taxes and surcharges. We record a liability for tax collected from customers but not yet paid to the appropriate jurisdiction. In addition, we record a provision for non-income based taxes and fees in jurisdictions where it is both probable that liability has been incurred and the amount of the exposure can be reasonably estimated. As a result, we have recorded a liability of 2.8 million, $3.0 and $4.7 million as of December 31, 2016, 2017 and 2018, respectively. These estimates are based on several key assumptions, including the taxability of our services, the jurisdictions in which we believe we have nexus and the sourcing of revenue to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, our actual exposure could differ materially from our current estimates.

Management’s Discussion and Analysis
Recently Issued Accounting Guidance
See Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for a summary of recently adopted accounting standards and recent accounting pronouncements not yet adopted.

JOBS Act Accounting Election
We are an “emerging growth company,” as defined in the JOBS Act.
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

Interest Rate Risk
Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents of $41.3 million and marketable securities of $17.4 million as of December 31, 2018, which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of interest bearing checking accounts and money market accounts. Marketable securities consist of U.S. treasury securities not otherwise classified as cash equivalents.

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
Our debt is comprised of a revolving line of credit account, which had no amount outstanding as of December 31, 2018. The revolving line of credit has an interest rate based on the 1-month LIBOR rate plus 225 basis points as of December 31, 2018. A one-eighth percentage point increase or decrease in the applicable rate for our credit facility (assuming the revolving portion of the credit facility is fully drawn) would have an annual impact of less than $0.1 million on cash interest expense.

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

Item 8. Financial Statements and Supplementary Data

Bandwidth Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Bandwidth Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bandwidth Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, changes in redeemable convertible preferred stock and stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
Raleigh, North Carolina
February 15, 2019

Bandwidth Inc.

Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	As of December 31,
	2017	2018
Assets
Current assets:
Cash and cash equivalents	$37,627	$41,261
Marketable securities	—	17,400
Accounts receivable, net of allowance for doubtful accounts	21,225	24,009
Prepaid expenses and other current assets	3,767	6,114
Deferred costs	2,633	2,630
Total current assets	65,252	91,414

Property and equipment, net	14,946	25,136
Intangible assets, net	7,643	7,089
Deferred costs, non-current	2,068	1,828
Other long-term assets	1,192	727
Goodwill	6,867	6,867
Deferred tax asset	6,526	17,359
Total assets	$104,494	$150,420
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,025	$3,418
Accrued expenses and other current liabilities	15,725	21,393
Current portion of deferred revenue and advanced billings	5,768	7,912
Total current liabilities	24,518	32,723

Deferred rent, net of current portion	716	2,503
Deferred revenue, net of current portion	2,549	6,424
Total liabilities	27,783	41,650
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued	—	—
Class A voting common stock; $0.001 par value; 100,000,000 shares authorized as of December 31, 2017 and 2018; 4,197,831 and 12,912,747 shares issued and outstanding as of December 31, 2017 and 2018, respectively	4	13
Class B voting common stock, $0.001 par value; 20,000,000 shares authorized as of December 31, 2017 and 2018; 13,440,725 and 6,510,732 shares issued and outstanding as of December 31, 2017 and 2018, respectively	13	6
Additional paid-in capital	102,465	116,600
Accumulated deficit	(25,771)	(7,848)
Accumulated other comprehensive loss	—	(1)
Total stockholders’ equity	76,711	108,770
Total liabilities and stockholders’ equity	$104,494	$150,420
See accompanying notes.

Bandwidth Inc.

Consolidated Statements of Operations and Comprehensive Income
(In thousands, except share and per share amounts)

	Year ended December 31,
	2016	2017	2018
Revenue:
CPaaS revenue	$117,078	$131,572	$164,415
Other revenue	35,057	31,383	39,698
Total revenue	152,135	162,955	204,113
Cost of revenue:
CPaaS cost of revenue	71,218	75,859	94,296
Other cost of revenue	14,000	13,403	13,849
Total cost of revenue	85,218	89,262	108,145

Gross profit	66,917	73,693	95,968
Operating expenses:
Research and development	8,520	10,789	20,897
Sales and marketing	9,294	11,218	20,731
General and administrative	33,859	37,069	47,588
Total operating expenses	51,673	59,076	89,216

Operating income	15,244	14,617	6,752
Other (expense) income:
Interest (expense) income, net	(908)	(1,728)	301
Total other (expense) income	(908)	(1,728)	301

Income from continuing operations before income taxes	14,336	12,889	7,053
Income tax benefit (provision)	11,094	(6,918)	10,870
Income from continuing operations	25,430	5,971	17,923

Loss from discontinued operations, net of income taxes	(3,072)	—	—
Net income	$22,358	$5,971	$17,923
Other Comprehensive income
Unrealized loss on marketable securities, net of income tax benefit	—	—	(1)
Total comprehensive income	$22,358	$5,971	$17,922
Earnings per share:
Income from continuing operations	$25,430	$5,971	$17,923
Less: net income allocated to participating securities	3,355	644	—
Income from continuing operations attributable to common stockholders	$22,075	$5,327	$17,923
Income from continuing operations per share:
Basic	$1.89	$0.42	$0.96
Diluted	$1.72	$0.37	$0.85

Net Income	$22,358	$5,971	$17,923

Bandwidth Inc.

Consolidated Statements of Operations and Comprehensive Income
(In thousands, except share and per share amounts)

Less: income allocated to participating securities	2,950	644	—
Net income attributable to common stockholders	$19,408	$5,327	$17,923

Net income per share:
Basic	$1.66	$0.42	$0.96
Diluted	$1.51	$0.37	$0.85

Weighted average number of common shares outstanding:
Basic	11,678,568	12,590,221	18,573,067
Diluted	12,870,632	14,543,170	21,140,382
See accompanying notes.

Bandwidth Inc.
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
(In thousands, except share and per share amounts)

	Series A redeemable convertible preferred stock		Class A voting common Stock		Class B voting common Stock		Old Class A voting common Stock		Old Class B non-voting common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ (deficit) equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2015	710,000	$21,818	—	$—	—	$—	11,542,158	$12	18,590	$—	$35,434	$—	$(54,520)	$(19,074)
Issuance of Old Class A voting common stock	—	—	—	—	—	—	218,345	—	—	—	1,111	—	—	1,111
Exercise of warrants to purchase common stock	—	—	—	—	—	—	19,472	—	—	—	150	—	—	150
Distribution of Republic	—	—	—	—	—	—	—	—	—	—	(28,899)	—	—	(28,899)
Shareholders’ anti-dilutive arrangement	—	—	—	—	—	—	—	—	—	—	(324)	—	—	(324)
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—	—	—	—	—	420	420
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,884	—	—	1,884
Net income	—	—	—	—	—	—	—	—	—	—	—	—	22,358	22,358
Balance at December 31, 2016	710,000	21,818	—	—	—	—	11,779,975	12	18,590	—	9,356	—	(31,742)	(22,374)
Issuance of Old Class A voting common stock	—	—	—	—	—	—	31,510	—	—		94	—	—	94
Issuance of Old Class B non-voting common stock	—	—	—	—	—	—	—	—	16,250	—	109	—	—	109
Exercise of warrants to purchase common stock	—	—	—	—	17,260	—	—	—	—	—	91	—	—	91
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,803	—	—	1,803
Purchase of common stock	—	—	—	—	(29)	—	—	—	—	—	—	—	—	—
Conversion of Series A preferred stock to Old Class A voting common stock	(710,000)	(21,818)	—	—	—	—	1,775,000	1	—	—	21,817	—	—	21,818
Conversion of Old Class A voting common stock to Class B voting common stock	—	—	—	—	13,586,485	13	(13,586,485)	(13)	—	—	—	—	—	—
Conversion of Old Class B non-voting common stock to Class A voting common stock	—	—	34,840	—	—	—	—	—	(34,840)	—	—	—	—	—
Issuance of common stock in connection with initial public offering, net of underwriting discounts	—	—	4,000,000	4	—	—	—	—	—	—	74,396	—	—	74,400
Costs in connection with initial public offering	—	—	—	—	—	—	—	—	—	—	(5,385)	—	—	(5,385)

Bandwidth Inc.
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
(In thousands, except share and per share amounts)

Conversion of Class B voting common stock to Class A voting common stock	—	—	162,991	—	(162,991)	—	—	—	—	—	—	—	—	—
Termination of Shareholders’ anti-dilutive arrangement	—	—	—	—	—	—	—	—	—	—	184	—	—	184
Net income	—	—	—	—	—	—	—	—	—	—	—	—	5,971	5,971
Balance at December 31, 2017	—	—	4,197,831	4	13,440,725	13	—	—	—	—	102,465	—	(25,771)	76,711
Exercises of vested stock options	—	—	1,724,689	2	—	—	—	—	—	—	11,044	—	—	11,046
Vesting of restricted stock units	—	—	11,000	—	—	—	—	—	—	—	—	—	—	—
Exercise of warrants to purchase common stock	—	—	48,904	—	—	—	—	—	—	—	37	—	—	37
Conversion of Class B voting common stock to Class A voting common stock	—	—	6,929,993	7	(6,929,993)	(7)	—	—	—	—	—	—	—	—
Issuance of Class A voting common stock	—	—	330	—	—	—	—	—	—	—	11	—	—	11
Costs in connection with initial public offering	—	—	—	—	—	—	—	—	—	—	(285)	—	—	(285)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	(1)	—	(1)
Stock based compensation	—	—	—	—	—	—	—	—	—	—	3,328	—	—	3,328
Net income	—	—	—	—	—	—	—	—	—	—	—	—	17,923	17,923
Balance at December 31, 2018	—	$—	12,912,747	$13	6,510,732	$6	—	$—	—	$—	$116,600	$(1)	$(7,848)	$108,770
See accompanying notes.

Bandwidth Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2016	2017	2018
Operating activities
Net income	$22,358	$5,971	$17,923
Loss from discontinued operations, net of income taxes	3,072	—	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,142	5,712	5,824
Accretion of bond discount	—	—	(164)
Amortization of debt issuance costs	52	376	64
Stock-based compensation	1,370	1,803	3,339
Deferred taxes	(11,086)	6,168	(10,833)
Loss on disposal of property and equipment	19	91	191
Impairment of intangible asset	695	—	—
Changes in operating assets and liabilities:
Accounts receivable	(4,043)	(4,387)	(2,784)
Prepaid expenses and other assets	(848)	(1,622)	(1,926)
Deferred costs	(975)	(906)	243
Accounts payable	243	(2,429)	(169)
Accrued expenses and other liabilities	(813)	1,040	4,826
Deferred revenue and advanced billings	510	2,573	6,019
Deferred rent	246	233	2,080
Net cash provided by operating activities from continuing operations	16,942	14,623	24,633
Net cash used in operating activities from discontinued operations	(11,788)	—	—
Net cash provided by operating activities	5,154	14,623	24,633
Investing activities
Purchase of property and equipment	(3,831)	(5,021)	(12,419)
Capitalized software development costs	(2,230)	(2,942)	(2,028)
Purchase of marketable securities	—	—	(35,236)
Maturities of marketable securities	—	—	18,000
Net cash used in investing activities from continuing operations	(6,061)	(7,963)	(31,683)
Net cash used in investing activities from discontinued operations	(1,311)	—	—
Net cash used in investing activities	(7,372)	(7,963)	(31,683)
Financing activities
Borrowings on line of credit	56,950	4,000	—
Repayments on line of credit	(68,950)	(9,000)	—
Payments on capital leases	(102)	(73)	(92)
Borrowings on term loan	40,000	—	—
Repayments on term loan	—	(40,000)	—
Payment of debt issuance costs	(554)	(25)	(25)
Payment of costs related to the initial public offering	—	(5,385)	(285)
Proceeds from the initial public offering, net of underwriting discounts	—	74,400	—
Proceeds from issuances of common stock	974	174	11,046
Proceeds from exercises of warrants	150	91	37
Cash distribution to Republic	(30,000)	—	—
Net cash (used in) provided by financing activities	(1,532)	24,182	10,681
Net (decrease) increase in cash, cash equivalents, and restricted cash	(3,750)	30,842	3,631

Bandwidth Inc.

Consolidated Statements of Cash Flows
(In thousands)

Cash, cash equivalents, and restricted cash, beginning of period	10,778	7,028	37,870
Cash, cash equivalents, and restricted cash, end of period	$7,028	$37,870	$41,501
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$1,314	$1,535	$107
Cash paid for taxes	$6	$855	$155
Supplemental disclosure of noncash investing and financing activities
Non-cash distribution of net liabilities to Spin-Off	$1,101	$—	$—
Acquisition of equipment through capital leases	$132	$—	$—
See accompanying notes.

Bandwidth Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

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

Initial Public Offering

On November 9, 2017, the Company’s Registration Statement on Form S-1 relating to the initial public offering (“IPO”) of its Class A common stock was declared effective by the SEC. Immediately prior to the closing of the IPO, the Company’s certificate of incorporation was amended such that (i) each share of the Company’s then-outstanding Class A voting common stock (“Old Class A common stock”) was reclassified as one share of Class B voting common stock (“Class B common stock”), which has ten votes per share, (ii) each share of the Company’s then-outstanding Class B non-voting common stock (“Old Class B common stock”) was reclassified as one share of Class A voting common stock (“Class A common stock”), which has one vote per share and (iii) options and warrants exercisable into the Company’s Old Class A common stock and Old Class B common stock became exercisable into Class B common stock and Class A common stock, respectively. In addition, immediately prior to pricing of the IPO, all shares of the Company’s then-outstanding Series A redeemable convertible preferred stock were converted into Old Class A common stock, which then converted into Class B common stock. In connection with the Company’s IPO, 4,000,000 shares of the Company’s Class A common stock were sold at an initial public offering price of $20.00 per share for proceeds of approximately $74,400, net of underwriting discounts and commissions of $5,600. On November 14, 2017, the outstanding term loan of $38,500 was paid in full with proceeds from the IPO.

2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Reclassification
The Company reclassified certain prior year amounts to conform to the current year presentation. These reclassifications had no impact on the previously reported total assets, liabilities, stockholder’s deficit or net income.

Notes to Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

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
Revenue Recognition
Revenue consists primarily of the sale of communications services offered through API software solutions to large enterprise, as well as small and medium-sized business, customers and are generally derived from usage and monthly service fees for both the CPaaS and Other segments. Usage revenue includes voice communication (primarily driven by inbound minutes, outbound minutes, toll-free minutes) and messaging communication (driven by the number of messages) that traverse the platform and network. Revenue for these services is recognized in the period the usage occurs. Monthly service fees include the provision and management of phone numbers and emergency services access, which is recognized as the service is provided. In addition, the Company earns Carrier Access Billings (“CABS”) revenue by allowing interconnected telecommunication carriers to pass traffic through its network and, as such the Company is the principal in delivering communication services to such carriers. Revenue for these services is recognized in the period the usage occurs.
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

Notes to Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Operating Expenses

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

Cash and Cash Equivalents
The Company classifies all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months from the date of purchase as current marketable securities. The Company has a policy of making investments only with commercial institutions that have at least an investment grade credit rating. The Company invests its cash primarily in government securities and obligations, corporate debt securities, money market funds and reverse repurchase agreements (“RRAs”). RRAs are collateralized by deposits in the form of Government Securities and Obligations for an amount not less than 102% of their value. The Company does not record an asset or liability as the Company is not permitted to sell or repledge the associated collateral. The Company has a policy that the collateral has at least an “A” (or equivalent) credit rating. The Company utilizes a third party custodian to manage the exchange of funds and ensure that collateral received is maintained at 102% of the value of the RRAs on a daily basis. RRAs with stated maturities of greater than three months from the date of purchase are classified as marketable securities.

Notes to Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	As of December 31,
	2016	2017	2018
Cash and cash equivalents	$6,788	$37,627	$41,261
Restricted cash	240	243	240
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$7,028	$37,870	$41,501
Restricted cash is for Automated Clearing House (“ACH”) availability, customer deposits and for credit card security. The Company has classified this asset as a long-term asset in order to match the expected period of restriction and is included in Other long-term assets in the consolidated balance sheets.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on management’s assessment of the collectability of its customer accounts. The Company regularly reviews the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness and current economic trends. If the financial condition of customers were to deteriorate, resulting in their inability to make required payments, additional provisions for doubtful accounts would be required and would increase bad debt expense. Management has evaluated the collectability of trade accounts receivable and determined that allowances of approximately $32,463 and $906 for uncollectible accounts and customer balances that are disputed were required as of December 31, 2017 and 2018, respectively. The allowance for doubtful accounts as of December 31, 2017 primarily relates to billings for CABS services where collectability was deemed not probable due to prior period customer disputes. Refer to Note 5, “Financial Statement Components,” for a rollforward of the components of the allowance for doubtful accounts as of December 31, 2017 and 2018, and for discussion of the settlement agreement that was entered into in 2018 that resolved the ongoing dispute and litigation with MCI Communications Services, Inc. d/b/a Verizon Business and Verizon Select Services, Inc. (collectively, “Verizon”), which is a CABS customer of the Company.

The Company includes unbilled receivables in its accounts receivable balance. Generally, these receivables represent services provided to customers, which will be billed in the next billing cycle. All amounts are considered collectible and billable. As of December 31, 2017 and 2018, unbilled receivables were $8,653 and $11,174, respectively.

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

Notes to Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

With regard to customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As of December 31, 2017, one customer represented approximately 13% of the Company’s accounts receivable, net of allowance for doubtful accounts. As of December 31, 2018, one customer represented approximately 18% of the Company’s accounts receivable, net of allowance for doubtful accounts.
For the years ended December 31, 2016, 2017 and 2018, no individual customer represented more than 10% of the Company’s total revenue.
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

Debt Issuance Costs

The Company incurred debt issuance costs associated with obtaining and entering into a five-year Credit and Security Agreement in November 2016, which includes a revolving credit facility and a term loan. These costs include non-refundable structuring fees, commitment fees, up-front fees and syndication expenses, which have been

Notes to Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

deferred and are being amortized based on the effective interest method over the term of the Credit and Security Agreement. The debt issuance costs associated with the revolving credit facility are recorded as a deferred cost in the accompanying consolidated balance sheets. The unamortized debt issuance costs, which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets, were $175 and $136 as of December 31, 2017 and 2018, respectively. Debt issuance costs associated with the term loan were recognized as an adjustment of the yield of the loan and were reflected as a reduction of the long-term debt balance. On November 14, 2017, the term loan was paid in full and $260 of unamortized debt issuance costs were recorded as interest expense. As of December 31, 2017 and 2018, unamortized debt issuance costs were $0.

Goodwill

The Company reviews goodwill and indefinite-lived intangible assets at least annually, as of December 31, for possible impairment. Goodwill and indefinite-lived intangible assets are reviewed for possible impairment at an interim date if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit or indefinite-lived intangible asset below its carrying value. The Company tests goodwill at the reporting unit level and has determined that it has two-reporting units, CPaaS and Other. All Goodwill is allocated to the CPaaS reporting unit. Management may first evaluate qualitative factors to assess if it is more likely than not that the fair value of a reporting unit is less than its carrying amount and to determine if a two-step impairment test is necessary. Management may choose to proceed directly to the two-step evaluation, bypassing the initial qualitative assessment. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the carrying value exceeds its fair value, then the Company would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The impairment loss would be calculated by comparing the implied fair value of the goodwill to its carrying value. In calculating the implied fair value of goodwill, the fair value of the entity would be allocated to all of the other assets and liabilities based on their fair values. The excess of the fair value of the entity over the amount assigned to other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

The Company makes assumptions regarding estimated future cash flows, discount rates, long-term growth rates and market values to determine each reporting unit’s and indefinite-lived intangible asset’s estimated fair value. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge. As of December 31, 2017 and 2018, the Company has recorded goodwill of $6,867. No goodwill impairment charges were recorded for the years ended December 31, 2016, 2017 and 2018.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, including property and equipment and definite lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If such evaluation indicates that the carrying amount of the asset or the asset group is not recoverable, any impairment loss would be equal to the amount the carrying value exceeds the fair value.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs totaled $197, $464 and $953 for the years ended December 31, 2016, 2017 and 2018, respectively, which are included in sales and marketing expenses in the accompanying consolidated statements of operations.

Notes to Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Commissions

Commissions consist of variable compensation earned by sales personnel and third-party resellers. Sales commissions associated with the acquisition of a new customer contract are paid over time, based on monthly revenues, and are recognized as sales and marketing expense in the period incurred.

Stock-Based Compensation

The Company accounts for stock-based compensation expense related to all stock-based awards based on the fair value of the award on the grant date. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, which is generally four years. The fair value of the restricted stock units is determined using the fair value of the Company’s Class A common stock on the date of grant. The Company uses the Black-Scholes option pricing model, net of estimated forfeitures, to measure the fair value of its stock options.

The Black-Scholes option pricing model requires the use of objective and subjective assumptions, which determine the fair-value of stock-based awards. These assumptions include:

•Fair value of our common stock. Prior to the Company’s IPO, the fair value of the shares of the Company’s common stock underlying stock options has historically been established by the board of directors. Numerous objective and subjective factors that were considered included, but were not limited to, the following: i) contemporaneous independent, third-party valuations of the Company’s common stock; ii) the rights, preferences and privileges of the Company’s redeemable convertible preferred stock relative to those of the Company’s common stock; iii) the Company’s results of operations, financial position and capital resources; iv) current business conditions and projections; v) the lack of marketability of the Company’s common stock; vi) the hiring of key personnel and the experience of the Company’s management; vi) the introduction of new products; vii) the risk inherent in the development and expansion of the Company’s products; viii) the fact that the option grants involve illiquid securities in a private company; ix) the likelihood of achieving a liquidity event, such as an initial public offering or a sale of the Company, given the prevailing market conditions; x) industry trends and competitive environment; and xi) overall economic indicators, including gross domestic product, employment, inflation and interest rates. After the IPO, the Company uses the market closing price of its Class A common stock as reported on the NASDAQ Global Select Market for the fair value.

•Expected term. The expected term was estimated using the simplified method allowed under SEC guidance as the Company does not have sufficient historical data to use any other method to estimate the expected term.

•Expected volatility. The expected volatility is derived from an average of the historical volatilities of the common stock of several entities with characteristics similar to those of the Company, such as the size, and operational and economic similarities to its principle business operations. The Company uses this method because it has limited information on the volatility of its common stock.

•Risk-free interest rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group as of the grant date.

•Expected dividends. The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.

The Company has elected to estimate expected forfeitures, and, as such, the Company must also determine a forfeiture rate to calculate the stock-based compensation for awards. Through December 31, 2018, the Company recognized compensation for only the portion of options expected to vest using an estimated forfeiture rate that was

Notes to Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

derived from historical employee termination behavior. If any of the assumptions used in the Black-Scholes option pricing model change, stock-based compensation for future options may differ materially compared to that associated with previous grants.

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

Operating Segments

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to make operating decisions, allocate resources and in assessing performance. The Company has two operating segments, CPaaS and Other, which are deemed to be reportable segments. The Company’s CODM is its Chief Executive Officer. The CODM evaluates the performance of the Company’s operating segments primarily based on revenue and gross profit. The Company does not analyze discrete segment balance sheet information related to long-term assets, all of which are located in the United States. All other financial information is evaluated on a consolidated basis.

Earnings per Share

Basic earnings per share attributable to common stockholders is calculated by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted net income per share is calculated by giving effect to all potentially dilutive common stock when determining the weighted-average number of common shares outstanding. For purposes of the diluted net income (loss) per share calculation, options and warrants to purchase common stock and redeemable convertible preferred stock are considered to be potential common stock.

Historically, the Company issued securities other than common stock that participate in dividends (“Participating Securities”), and therefore utilizes the two-class method to calculate net income per share. These Participating Securities include the Series A redeemable convertible preferred stock. The two-class method requires

Notes to Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

a portion of net income to be allocated to the Participating Securities to determine the net income attributable to common stockholders. Net income attributable to the common stockholders is equal to the net income less dividends paid on preferred stock with any remaining earnings allocated in accordance with the bylaws between the outstanding common and redeemable convertible preferred stock as of the end of each period. On November 9, 2017, the Participating Securities were converted into shares of Old Class A common stock, which converted to Class B common stock immediately prior to the IPO.

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

Notes to Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Recent Accounting Pronouncements Not Yet Adopted
In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810), Targeted Improvements to Related Party Guidance for Variable Interest Entities, which addresses the cost and complexity of financial reporting associated with consolidation of variable interest entities (“VIE”). ASU 2018-17 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The new guidance must be applied on a retrospective basis as a cumulative-effect adjustment as of the date of adoption. Management does not expect the adoption of this guidance to have a significant impact on the Company’s financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. This ASU is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, and early adoption is permitted. An entity is permitted to early adopt either the entire standard or only the provisions that eliminate or modify requirements. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases. The standard will affect all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short- term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee. For lessors, accounting for leases is substantially the same as in prior periods. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, to give entities another option for transition and to provide lessors with a practical expedient to reduce the cost and complexity of implementing the new standard. The transition option allows entities to not apply the new leases standard in the comparative periods they present in their financial statements in the year of adoption. ASU 2016-02 is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020, and early adoption is permitted. For leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition

Notes to Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

approach. While the Company expects the adoption of this standard to result in an increase to the reported assets and liabilities, it has not yet determined the full impact the adoption of this standard will have on its financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This new guidance will replace most existing GAAP guidance on this topic. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers: Deferral of the effective date,” which deferred by one year the effective date for the new revenue reporting standard for entities reporting under GAAP. In accordance with the deferral, this guidance will be effective for the Company beginning in the year ended December 31, 2019. This guidance can be applied either retrospectively to each period presented or as a cumulative effect adjustment as of the date of adoption. In December 2016, the FASB issued ASU 2016-20, “Revenue from Contracts with Customers, Technical Corrections and Improvements to Topic 606,” which made 12 additional technical corrections and improvements to the new revenue standard. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing”, clarifying the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments reduce the cost and complexity of identifying promised goods or services and improve the guidance for determining whether promises are separately identifiable. The amendments also provide implementation guidance on accounting for an entity’s promise to grant a license. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients,” clarifying guidance on assessing collectability, presentation of sales taxes, noncash consideration, completed contracts and contract modifications. The effective date and transition requirements for ASU 2016-20, ASU 2016-08 and ASU 2016-10 are the same as the effective date and transition requirements for ASU 2014-09, which will be effective for the year ended December 31, 2019. The Company has elected to early adopt this guidance on January 1, 2019.

The Company has selected the modified retrospective transition method of adoption and is in the process of completing its evaluation of the potential impacts of the new standard on its consolidated financial statements and disclosures.

The Company does not expect there will be material changes to its revenue recognition. The Company expects that its revenue will continue to be recognized based on the usage by its customers, in the period the traffic traverses the Company’s network. Based on the Company’s evaluation to date, it expects the revenue related impact will not be material to the Company's consolidated financial statements.

Based on the Company’s analysis of incremental contract acquisition costs, the Company does not expect any material changes to its accounting for sales commissions, which are currently expensed. The Company pays commissions over time and a corresponding requisite substantive service condition exists for the employee to receive the commission. The Company determined that the timing of the commission payments and the underlying service performed by the employee were commensurate.

3. Discontinued Operations

On April 20, 2015, the Company created a wholly owned subsidiary, Republic Wireless, Inc. (“Republic”), which was incorporated in Delaware. On November 30, 2016, the Company completed a pro-rata distribution of the common stock of Republic to its stockholders of record as of the close of business (the “Spin-Off”). Each of its

Notes to Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

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

        Given the nature of the Spin-Off transaction, the equity holders of Bandwidth are comprised of substantially the same individuals and entities that are the equity owners of Republic. The Company determined the equity owners of Republic are related parties of Bandwidth. As described in Note 15, the Company has certain involvement with Republic via ongoing services arrangements, with these ongoing services arrangements creating a variable interest in Republic. The Company assessed the relationship with Republic under guidance for variable interest entities, and because investors in Republic have disproportionate voting rights, the Company concluded that Republic is a VIE.

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

The Company’s maximum exposure to loss relating to this variable interest entity is limited to amounts due under the service agreements between Bandwidth and Republic as described in Notes 12, “Commitments and Contingencies” and 15, “Related Parties”.
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

The table below provides the operating results of the discontinued operations through the date of the Spin-Off for the year ended December 31, 2016:

Year ended December 31, 2016
Revenue	$83,156
Direct costs of network services and equipment	(61,582)
Operating expense	(25,502)
Depreciation and interest	(949)
Income tax benefit	1,805
Loss from discontinued operations	$(3,072)

Notes to Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

4. Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses approximate fair value as of December 31, 2017 and 2018 because of the relatively short duration of these instruments. Marketable securities consist of U.S. treasury securities not otherwise classified as cash equivalents. All marketable securities are considered to be available-for-sale and are recorded at their estimated fair values. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive loss.
The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires use of observable inputs when available, and to minimize the use of unobservable inputs when determining fair value. The three tiers are defined as follows:
•Level 1. Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities;
•Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
•Level 3. Unobservable inputs for which there is little or no market data, which requires the Company to develop its own assumptions.

The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following table summarizes the assets measured at fair value as of December 31, 2017 and 2018:

	Fair value measurements on a recurring basis December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market account (included in cash and cash equivalents	$28,015	$—	$—	$28,015
Total financial assets	$28,015	$—	$—	$28,015
There were no marketable securities as of December 31, 2017.

	Amortized cost or carrying value	Unrealized gains	Unrealized losses	Fair value measurements on a recurring basis December 31, 2018
				Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents:
Money market account	$8,194	$—	$—	$8,194	$—	$—	$8,194
U.S. Reverse repurchase agreements	26,000	—	—	—	26,000	—	26,000
Total included in cash and cash equivalents	34,194	—	—	8,194	26,000	—	34,194
Marketable securities:
U.S. treasury securities	17,402	—	(2)	17,400		—	17,400
Total marketable securities	17,402	—	(2)	17,400	—	—	17,400
Total financial assets	$51,596	$—	$(2)	$25,594	$26,000	$—	$51,594

Notes to Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The Company classifies its marketable securities as current assets as they are available for current operating needs. The following table summarizes the contractual maturities of marketable securities as of December 31, 2018:

	Amortized cost	Aggregate fair value
Financial assets:
Less than one year	$17,402	$17,400
Total	$17,402	$17,400
The Company monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2017 and 2018.

The money market account is included in cash and cash equivalents in the consolidated balance sheets as of December 31, 2017 and 2018.

For fixed income securities that had unrealized losses as of December 31, 2018, the Company determined that no other-than-temporary impairment existed. As of December 31, 2018, all securities in an unrealized loss position have been in an unrealized loss position for less than one year. During the years ended December 31, 2017 and 2018, there were $0 and $18,000, respectively, in maturities of marketable securities. Interest earned on marketable securities in the years ended December 31, 2017 and 2018 was $0 and $77, respectively, and is recorded as other (expense) income, net, in the accompanying consolidated statements of operations and comprehensive income.

5. Financial Statement Components
Accounts receivable, net of allowance for doubtful accounts consist of the following:

	As of December 31,
	2017	2018
Trade accounts receivable	$44,692	$13,620
Unbilled accounts receivable	8,653	11,174
Allowance for doubtful accounts	(32,463)	(906)
Other accounts receivable	343	121
Total accounts receivable, net	$21,225	$24,009

Components of allowance for doubtful accounts are as follows:

	Year Ended December 31,
Allowance for doubtful accounts:	2017	2018
Balance, beginning of period	$255	$189
Charged to bad debt expense	176	454
Deductions (1)	(242)	(421)
Balance, end of period	$189	$222

Notes to Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

________________________
(1) Write off of uncollectible accounts after all collection efforts have been exhausted.

	Year ended December 31,
Allowance for CABS revenue:	2017	2018
Balance, beginning of period	$22,316	$32,274
Charged to bad debt expense	—	6
Write-off of previously outstanding and fully reserved billings related to settlement	—	(24,968)
Billings deemed not probable of collection (1)	10,024	357
Revenue recognized from outstanding billings previously deemed uncollectible related to settlement	—	(6,268)
Deductions (2)	(66)	(717)
Balance, end of period	$32,274	$684
________________________
(1) Represents amounts billed in the period but where collectibility is not probable based on customers collection experience. Amounts were charged to a contra-revenue account.
(2) Write off of uncollectible accounts after all collection efforts have been exhausted.

	Year ended December 31,
CABS revenue:	2016	2017	2018
Billed	$19,838	$19,147	$13,325
Revenue recognized from current billings (2)	9,344	9,123	12,968
Billings deemed not probable of collection (1)	$10,494	$10,024	$357
________________________
(1) Represents amounts billed in the period but where collectibility is not probable based on customers collection experience. Amounts were charged to a contra-revenue account.
(2) Does not include $6,268 in revenue recognized in the year ended December 31, 2018, as a result of a settlement agreement related to previously billed and outstanding and uncollectible invoices.

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

Accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2017	2018
Accrued expense	$6,851	$8,292
Accrued compensation and benefits	5,237	7,323
Accrued sales, use, and telecom related taxes	3,030	4,742
Deferred rent, current portion	5	298
Other accrued expenses	602	738
Total accrued expenses and other current liabilities	$15,725	$21,393

Notes to Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

6. Property and Equipment
Property and equipment, net consisted of the following:

	As of December 31,
	2017	2018
Furniture and fixtures	$863	$1,741
Computer and office equipment	7,545	7,662
Telecommunications equipment	19,985	30,694
Leasehold improvements	453	2,438
Software development costs	15,517	16,293
Automobile	10	10
Total cost	44,373	58,838
Less—accumulated depreciation	(29,427)	(33,702)
Total property and equipment, net	$14,946	$25,136
The Company capitalizes the costs to design software for internal use related to the development of its platform during the application development stage of the projects. The costs are primarily comprised of salaries and benefits of the projects’ engineers and product development teams. Internally developed software is reported at cost less accumulated amortization. Amortization begins once the project is substantially complete and ready for its intended use. The Company amortizes the asset on a straight-line basis over the useful life, which is estimated to be three years. Costs incurred prior to the application development stage, maintenance activities or minor upgrades are expensed in the period incurred. Unamortized software development costs were approximately $3,795 and $3,271 as of December 31, 2017 and 2018, respectively.

Amortization expense related to capitalized software development costs were $2,820, $2,133 and $1,801 for the years ended December 31, 2016, 2017 and 2018, respectively.

The Company recognized an impairment of $91, $81 and $158 during the years ended December 31, 2016, 2017 and 2018, respectively, related to capitalized software development costs that provided no future benefit and therefore were impaired. This expense is reflected within cost of revenue in the accompanying consolidated statements of operations.

The Company capitalized $2,230, $2,942 and $2,028 of software development costs in the December 31, 2016, 2017 and 2018, respectively.

The Company recognized depreciation expense, which includes amortization of capitalized software development costs, as follows:

	Year ended December 31,
	2016	2017	2018
Cost of revenue	$4,574	$4,315	$4,490
Research and development	29	81	161
Sales and marketing	21	27	51
General and administrative	627	450	568
Total depreciation expense	$5,251	$4,873	$5,270

Notes to Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

7. Intangible Assets
Intangible assets consisted of the following as of December 31, 2017:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Amortization Period
				(Years)
Customer relationships	$10,396	$(3,552)	$6,844	20
Domain name and related trademarks	2,678	(2,643)	35	3–7
Licenses, amortizable	341	(341)	—	2
Non-compete agreements	139	(139)	—	2–5
Developed technology	775	(775)	—	3
Licenses, indefinite lived	764	—	764	Indefinite
Total intangible assets, net	$15,093	$(7,450)	$7,643
Intangible assets consisted of the following as of December 31, 2018:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Amortization Period
				(Years)
Customer relationships	$10,396	$(4,071)	$6,325	20
Domain name and related trademarks	2,678	(2,678)	—	3–7
Licenses, amortizable	341	(341)	—	2
Non-compete agreements	139	(139)	—	2–5
Developed technology	775	(775)	—	3
Licenses, indefinite lived	764	—	764	Indefinite
Total intangible assets, net	$15,093	$(8,004)	$7,089
Amortization expense for definite lived intangible assets was $891, $839 and $554 for the years ended December 31, 2016, 2017 and 2018, respectively. The weighted average amortization period for all definite lived intangible assets is 19 years.
Future estimated amortization expense for definite lived intangible assets is as follows:

As of December 31, 2018
2019	$520
2020	520
2021	520
2022	520
2023	520
Thereafter	3,725
$6,325

Notes to Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Costs associated with the acquisition and transfer of the CLEC perpetual licenses from other entities have been capitalized and have an indefinite life. The Company evaluates these indefinite lived intangible assets on an annual basis to assess if any impairment exists. The Company performed its annual assessment on December 31, 2017 and 2018 and concluded no impairment exists.

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

8. Debt
On November 4, 2016, the Company entered into a Credit and Security Agreement with a syndicate of four banks. The agreement includes a $40,000 term loan, and a $25,000 revolving loan, which includes a swing line of up to $1,000 and limits letters of credit commitments to a maximum of $2,500. Substantially all assets of the Company are pledged as security to the Credit and Security Agreement. The term of the Credit and Security Agreement is five years and matures on November 3, 2021. The interest rate used for the debt is based, at the Company’s election, on either the Federal Funds Effective Rate or LIBOR plus a stated margin, as defined in the Credit and Security Agreement. Once the Company repays any portion of the term loan, it cannot be re-borrowed. The Company is entitled to borrow and repay and borrow under the revolving loan at any time during the term of the Credit and Security Agreement. This agreement requires the Company to meet a certain leverage ratio and minimum debt service coverage ratio each quarter on a trailing 12-month basis.

On November 14, 2017, the term loan was paid in full with proceeds from the IPO. As of December 31, 2017 and 2018, the Company had $0 outstanding on the term loan and revolving loan and was in compliance with all financial and non-financial covenants for all periods presented. The available borrowing capacity under the Credit and Security Agreement revolving loan was $25,000 as of December 31, 2018.

Capital Leases
The Company leased various equipment under leases accounted for as capital leases with expiration dates through December 2018. As of December 31, 2017, cost and accumulated depreciation of the assets under capital leases recorded by the Company were $1,951 and $1,855, respectively. As of December 31, 2018, cost and accumulated depreciation of the assets under capital leases recorded by the Company were $1,951 and $1,884, respectively. There were no remaining payments due on the Company’s capital lease obligations as of December 31, 2018.

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

Notes to Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

	Year ended December 31,
	2016	2017	2018
CPaaS
Revenue	$117,078	$131,572	$164,415
Cost of revenue	71,218	75,859	94,296
Gross profit	$45,860	$55,713	$70,119
Other
Revenue	$35,057	$31,383	$39,698
Cost of revenue	14,000	13,403	13,849
Gross profit	$21,057	$17,980	$25,849
Consolidated
Revenue	$152,135	$162,955	$204,113
Cost of revenue	85,218	89,262	108,145
Gross profit	$66,917	$73,693	$95,968
All assets were held in the United States as of December 31, 2017 and 2018.

The Company generates its revenue primarily in the United States. Revenue by geographical area is detailed in the table below (which is determined based on the customer billing address):

	Year ended December 31,
	2016	2017	2018
United States	$151,618	$162,393	$203,567
International	517	562	546
Total	$152,135	$162,955	$204,113

10. Stockholders’ (Deficit) Equity
Prior to the IPO, the Company had three classes of stock: 1) Series A redeemable convertible preferred stock (“Series A preferred stock”), 2) Old Class A common stock, and 3) Old Class B common stock.
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

Notes to Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

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

On November 9, 2017, each share of Series A preferred stock converted into 2.5 shares of Old Class A common stock at the stockholders’ option resulting in the issuance of 1,775,000 shares of Old Class A common stock.

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

Redemption

Shares of Series A preferred stock were redeemable by the Company out of funds lawfully available at a price equal to the Series A original issue price per share, plus all declared but unpaid dividends thereon, in three annual installments commencing not more than 60 days after receipt by the Company at any time on or after December 31, 2020, from the holders of a majority of the then-outstanding shares of Series A preferred stock. At each redemption date, shares of Series A Preferred stock were redeemable, on a pro-rata basis in accordance with the number of shares of Series A preferred stock owned by each holder, that number of outstanding shares of Series A preferred stock determined by dividing the total number of shares of Series A preferred stock outstanding by the number of remaining redemption dates (including the redemption date to which such calculation applies).

Voting Rights

The holders of Series A preferred stock were entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Series A preferred stock are convertible as of the record date for determining stockholders entitled to vote on such matter. Holders of Series A preferred stock shall vote together

Notes to Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

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

Dividends

The amount of any dividend on an outstanding share of Series A preferred stock is determinable based upon the number of shares of common stock into which such Series A preferred stock is then convertible based upon the original issuance price of a share of Series A preferred stock of $30.8358 per share, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series A preferred stock. During the years ended December 31, 2016, 2017 and 2018, no dividends were declared.

Preferred Stock

On November 9, 2017, the Company filed its second amended and restated certificate of incorporation and authorized 10,000,000 shares of undesignated preferred stock, par value $0.001, of which no shares were issued and outstanding as of December 31, 2017 and 2018.

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

On November 9, 2017, the Company filed its second amended and restated certificate of incorporation. Upon the effectiveness of the Company’s second amended and restated certificate of incorporation and the effectiveness of the Company’s second amended and restated bylaws, i) each share of Old Class A common stock was reclassified as one share of Class B common stock with ten votes per share, ii) each share of Old Class B common stock was reclassified as one share of Class A common stock with one vote per share. Consequently, the Series A preferred stock, that had previously converted into 2.5 shares of the Old Class A common stock, at the option of the holder, was converted into 1,775,000 shares of Class B common stock.
Subsequent to the effectiveness of the Company’s second amended and restated certificate of incorporation, the Company’s common stock consists of 120,000,000 authorized shares, par value $0.001 per share, of which the authorized Class A common stock consists of 100,000,000 shares and the authorized Class B common stock consists of 20,000,000 shares as of December 31, 2017 and 2018.

As of December 31, 2017 and 2018, there were 4,197,831 and 12,912,747 shares, respectively, of Class A common stock issued and outstanding at $0.001 par value per share.

Notes to Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

As of December 31, 2017 and 2018, there were 13,440,725 and 6,510,732 shares, respectively, of Class B common stock issued and outstanding at $0.001 par value per share.

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

Dividends

Any dividends or distributions paid or payable to the holders of shares of Class A common stock and Class B common stock shall be paid pro rata, on an equal priority. During the year ended December 31, 2018, no dividends were declared.

Dividend payments are subject to a restriction by the Company’s Credit and Security Agreement prohibiting the Company to pay any dividends or any other distribution or payment on account of or in redemption, retirement or purchase of any capital stock through the term of the agreement.

Option to Purchase Additional Shares

On November 28, 2017, the Underwriters exercised their option to purchase 162,991 of Class B common stock held by certain selling shareholders. Immediately upon transfer, the shares converted into Class A common stock in accordance with the Company’s second amendment and restated certificate of incorporation.
Stock Purchase Warrants

In connection with four notes payable issued December 20, 2010, the Company granted stock purchase warrants to the previous debt holders. The warrants were exercisable for 30,470 shares of the Company’s Old Class A common stock at an exercise price of $5.80 per share. 15,844 of these warrants were exercised in 2017, resulting in none outstanding at December 31, 2017 and 2018.

The Company granted other stock purchase warrants in 2011 that were exercisable for 43,847 shares of the Company’s Old Class A common stock at an exercise price of $0.001 per share. Warrants outstanding to purchase shares of the Company’s Old Class A common stock were 39,000 and 0, respectively, at December 31, 2017 and 2018.

Additional warrants to purchase 9,846 shares of the Company’s Old Class A common stock were granted in 2011 at an exercise price of $5.80 per share. These warrants outstanding at December 31, 2017 and 2018 were 9,846 and 0, respectively.

Warrants to purchase 4,531 shares of the Company’s Old Class A common stock were granted in 2017 at an exercise price of $6.57 per share. These warrants outstanding at December 31, 2017 and 2018 were 2,504 and 0, respectively.
Pursuant to the Spin-Off, each holder of a warrant to purchase common stock was issued a warrant to purchase shares of Republic Class A voting common stock with equivalent economic terms. A total of 51,350 and 0

Notes to Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

shares of common stock were reserved for the issuance of stock purchase warrants at December 31, 2017 and 2018, respectively.

On November 9, 2017, the Company filed its second amended and restated certificate of incorporation. Upon the effectiveness of the Company’s second amended and restated certificate of incorporation and the effectiveness of the Company’s second amended and restated bylaws, warrants exercisable for shares of Old Class A common stock became exercisable into shares of Class B common stock.
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

Reserved Shares

The Company had reserved shares of Class A common stock for issuance under stock-based award agreements as follows:

	As of December 31,
	2017	2018
Stock options issued and outstanding	3,659,791	1,937,370
Nonvested restricted stock units issued and outstanding	—	324,252
Stock purchase warrants issued and outstanding	51,350	—
Stock-based awards available for grant under the 2017 Plan	1,050,000	896,760
	4,761,141	3,158,382

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

On November 9, 2017, the Company filed its second amended and restated certificate of incorporation. Upon the effectiveness of the Company’s second amended and restated certificate of incorporation and the effectiveness of the Company’s second amended and restated bylaws, options exercisable into shares of Old Class A

Notes to Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

common stock and Old Class B common stock became exercisable into shares of Class B common stock and Class A common stock, respectively.
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

Restricted stock units (“RSU”) granted under the 2017 Plan are subject to a time-based vesting condition. The compensation expense related to these awards is based on the grant date fair value of the RSUs and is recognized on a ratable basis over the applicable service period. The Company granted restricted stock units to its non-employee Board of Directors, some of which vested immediately while others vest 25% as of each calendar quarter immediately following the grant date. Other RSUs awarded to executives and employees generally are earned over a service period of four years.

Stock options
The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below:

	Year ended December 31,
	2016	2017	2018
Expected dividend yield	—%	—%	—%
Expected stock price volatility	44%	44%-49%	47%
Average risk-free interest rate	1.3%-2.0%	1.9%-2.3%	2.5%
Expected life	6.2 years	6.2 years	6.2 years
Fair value of common stock	$9.57-$9.60	$9.60-$20.83	$22.81

Notes to Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The following summarizes the stock option activity for the year ended December 31, 2018:

	Number of options outstanding	Weighted- average exercise price (per share)	Weighted- average remaining contract life (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2017	3,659,791	$6.88	4.38	$59,436
Granted	17,988	22.81
Exercised	(1,724,689)	6.40		56,313
Forfeited or cancelled	(15,720)	12.10
Outstanding as of December 31, 2018	1,937,370	$7.41	4.00	$64,596

Options vested and exercisable at December 31, 2018	1,684,575	$6.66	3.44	$57,421
Options vested and expected to vest as of December 31, 2018	1,931,004	$7.39	3.99	$64,422
Aggregate intrinsic value is computed based on the difference between the option exercise price and the estimated fair value of the Company’s common stock as of December 31, 2018. Prior to the IPO, the fair value of the Company’s common stock was estimated by the Company’s board of directors. After the IPO, the fair value of the Company’s common stock is the Company’s Class A common stock price as reported on the NASDAQ Global Select Market.
The weighted average grant-date fair value of stock options granted was $4.06, $7.72 and $11.10 for the years ended December 31, 2016, 2017 and 2018, respectively.
The total estimated grant date fair value of options vested was $2,082, $1,299 and $979 for the years ended December 31, 2016, 2017 and 2018, respectively.
As of December 31, 2018, total unrecognized compensation cost related to all non-vested stock options was $1,197, which will be amortized over a weighted-average period of 2.04 years.
Restricted Stock Units
The following summarizes the restricted stock unit activity for the periods presented:

	Number of awards outstanding	Weighted-average grant date fair value (per share)
Nonvested RSUs as of December 31, 2017	—	$—
Granted	342,423	26.89
Vested	(11,000)	23.73
Forfeited or cancelled	(7,171)	28.74
Nonvested RSUs as of December 31, 2018	324,252	$26.95
As of December 31, 2018, total unrecognized compensation cost related to non-vested RSUs was $6,769, which will be amortized over a weighted-average period of 3.22 years.

Notes to Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Stock-Based Compensation Expense

The Company recognized total stock-based compensation expense in continuing operations as follows:

	Year ended December 31,
	2016	2017	2018
Cost of revenue	$61	$80	$114
Research and development	138	155	555
Sales and marketing	182	172	511
General and administrative (1) (2)	989	1,396	2,159
Total	$1,370	$1,803	$3,339
________________________
(1) On September 1, 2017, the Company reached a separation agreement with an executive. The agreement resulted in a modification of the former employee’s 194,234 outstanding options to purchase common stock, which accelerated the vesting period and extended the exercise period, resulting in the recognition of $394 of additional stock compensation expense for the year ended December 31, 2017.
(2) On December 21, 2018, the Company reached a separation agreement with an executive. The agreement resulted in a modification of the former employee’s 17,725 non-vested restricted stock units, which accelerated the vesting period, resulting in the recognition of $535 of additional stock compensation expense for the year ended December 31, 2018.

12. Commitments and Contingencies
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
Future minimum lease payments required under operating leases are as follows:

As of December 31, 2018
2019	$5,044
2020	5,180
2021	5,254
2022	3,438
2023	1,399
Thereafter	2,343
$22,658
The Company incurred rent expense of $2,003, $3,327 and $4,331 for the years ended December 31, 2016, 2017 and 2018, respectively, which is included in general and administrative expenses in the consolidated statements of operations and comprehensive income.
In conjunction with the Spin-Off, the Company signed a Facilities Service Agreement with Republic in which the Company agreed to sub-lease 40,657 square feet of office space to Republic. The sub-lease is non

Notes to Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

-cancellable and extends to May 2022. The Company recorded a reduction of rent expense of $47, $949 and $1,005 for the years ended December 31, 2016, 2017 and 2018 respectively, which is included in general and administrative expenses in the consolidated statements of operations and comprehensive income.

Future minimum sub-lease receipts required under the non-cancellable lease are as follows:

As of December 31, 2018
2019	$1,042
2020	1,065
2021	1,089
2022	594
$3,790
Contractual Obligations
On October 25, 2015, the Company entered into an agreement with a telecommunications service provider. The service agreement requires the Company to pay a monthly recurring charge beginning on January 1, 2016 associated with the services received. The service agreement is non-cancellable and contains annual minimum commitments of $1,200, to be fulfilled over five years or for as long as the Company continues to receive services from this vendor. In addition, as of December 31, 2018 the Company has $4,782 in other non-cancellable purchase obligations, consisting of primarily network equipment maintenance and software license contracts, of which $4,070 will be fulfilled within a year.
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

13. Employee Benefit Plan
The Company sponsors a defined contribution 401(k) plan which allows eligible employees to defer a portion of their compensation. The Company, at its discretion, may make matching contributions. The Company made matching contributions of $716, $806 and $1,117 for the years ended December 31, 2016, 2017 and 2018, respectively.

Notes to Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

14. Income Taxes
Benefit (provision) for income taxes from continuing operations consists of the following:

	Year ended December 31,
	2016	2017	2018
Current:
Federal	$66	$(448)	$162
State	(58)	(302)	(125)
Total	8	(750)	37
Deferred:
Federal	9,999	(5,983)	8,945
State	1,087	(185)	1,888
Total	11,086	(6,168)	10,833
Total benefit (provision) for income taxes	$11,094	$(6,918)	$10,870

The following table presents a reconciliation of the statutory federal tax rate and the Company’s effective tax rate for the years ended December 31, 2016, 2017 and 2018:

	Year ended December 31,
	2016	2017	2018
Federal Tax Rate	34.0%	34.0%	21.0%
State Tax Rate	4.2	4.7	6.3
Non-deductible expenses	5.0	1.2	1.7
Research credit	(2.3)	(1.5)	(13.6)
Stock-based compensation	(24.5)	0.1	(168.0)
Change in valuation allowance	(98.6)	—	—
Deferred tax rate change	0.8	16.1	(0.7)
Other	4.0	(0.9)	(0.8)
Total	(77.4)%	53.7%	(154.1)%

Notes to Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The following table presents the significant components of the Company’s net deferred tax assets:

	As of December 31,
	2017	2018
Deferred tax assets:
Allowance for doubtful accounts	$48	$57
Accrued liabilities	1,687	2,755
Deferred revenue	395	734
Intangibles	166	85
Stock-based compensation - deferred tax asset	4,668	3,486
Tax credits	2,071	2,690
Net operating losses	26	11,359
Other deferred tax assets	37	61
Total deferred tax assets	9,098	21,227
Less: valuation allowance	—	—
Net deferred tax assets	9,098	21,227
Deferred tax liability:
Property and equipment	1,797	2,993
Goodwill	582	729
Other liability	193	146
Total deferred tax liabilities	2,572	3,868
Net deferred tax asset	$6,526	$17,359

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company primarily considered the historic performance of Bandwidth, the nature of the Company’s deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. Based on an analysis of these factors, the Company determined that in 2018 no valuation allowance against deferred tax assets was required.
As of December 31, 2018, the Company had approximately $45,148 in federal net operating loss carryforwards and $3,691 in federal tax credits. All federal net operating loss carryforwards were generated after the enactment of the Tax Cuts and Jobs Act (the “Act”) and as such do not expire, but can only be utilized to offset up to 80% of taxable income in any given year. The federal tax credits start to expire at various dates beginning in 2032.
As of December 31, 2018, the Company had approximately $36,499 in state net operating loss carryforwards. If not utilized, some state net operating loss carryforwards will expire at various dates beginning in 2023.
In accordance with SEC Staff Accounting Bulletin (“SAB”) 118, the Company completed all accounting related to the Act in the fourth quarter of 2018. There was no change made to the provisional re-measurement of the deferred tax balance, which was recorded in the fourth quarter of 2017.

Notes to Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year ended December 31,
	2017	2018
Unrecognized tax benefits—January 1,	$671	$731
Gross increases—tax positions in prior period	—	56
Gross increases—tax positions in current period	64	287
Lapse of statute of limitations	(4)	(28)
Unrecognized tax benefits—December 31,	$731	$1,046

If the $1,046 of unrecognized tax benefit is recognized, it would impact the effective tax rate.

The Company has not incurred any material tax interest or penalties with respect to income taxes in the years ended December 31, 2017 and 2018.

The Company expects no material changes in the twelve months following December 31, 2018 in its uncertain tax positions.

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
The Transition Services Agreement specifies certain services to be provided by the Company for a period of up to two years from the Spin-Off. These services include insurance administration, billing and collections, and other technical support as well as legal services related to intellectual property. The Company is compensated by Republic for these services based on costs incurred by the Company. The Company received net compensation under the Transition Services Agreement of $134, $575 and $80 for the years ended December 31, 2016, 2017 and 2018, respectively, which is included in general and administrative expenses in the consolidated statements of operations and comprehensive income. In addition, there was approximately $15 and $0 due from Republic as of December 31, 2017 and 2018, respectively, which was recorded within accounts receivable in the accompanying consolidated balance sheets.
The Facilities Sharing Agreement specifies that the Company will sublet office space to Republic for at least 63 months. The Company received rental payments under the Facilities Sharing Agreement of $47, $949 and $1,005 for the years ended December 31, 2016, 2017 and 2018, respectively, which is included in general and

Notes to Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

administrative expenses in the consolidated statements of operations and comprehensive income. No amounts were due to the Company under the Facilities Sharing Agreement as of December 31, 2017 and 2018.
The Tax Sharing Agreement governs rights and obligations after the Spin-Off regarding income taxes and other taxes, including tax liabilities and benefits, attributes, returns and contests. There are no amounts outstanding or payable under this agreement as of December 31, 2017 and 2018.
The Master Services Agreement specifies certain wholesale telecommunications services to be provided by the Company. The agreement is cancellable at any time by either party. The Company provided telecommunication services to Republic of $173, $2,451 and $3,884 for the years ended December 31, 2016, 2017 and 2018, respectively. The Company recognized such amounts as revenue in the accompanying consolidated statements of operations and comprehensive income. As of December 31, 2017 and 2018, the Company had a receivable of $311 and $327, respectively, under the Master Services Agreement.
Subsequent to the expiration of the 180-day blackout window on May 9, 2018, Republic employees that held Bandwidth stock options began exercising their options. Upon exercise, Bandwidth withholds the employee tax amounts due from the proceeds. For the year ended December 31, 2018 Bandwidth had collected on behalf of, and remitted withholding tax to, Republic of $9,213, and had a related payable of $0 as of December 31, 2018.

16. Basic and Diluted Income per Common Share
During the year ended December 31, 2017, the Company used the two-class method to compute net income per common share, because it had issued securities, other than common stock, that contractually entitled the holders to participate in dividends and earnings. These participating securities included the Company’s redeemable convertible preferred stock which had non-forfeitable rights to participate in any dividends declared on the Company’s common stock. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings.
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

Notes to Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The components of basic and diluted earnings per share, or EPS, are as follows:

	Year ended December 31,
	2016	2017	2018
Income from Continuing Operations
Income from continuing operations	$25,430	$5,971	$17,923
Less: net income allocated to participating securities	3,355	644	—
Income from continuing operations attributable to common stockholders	$22,075	$5,327	$17,923
Income from continuing operations per share:
Basic	$1.89	$0.42	$0.96
Diluted	$1.72	$0.37	$0.85
Loss from Discontinued Operations
Loss from discontinued operations, net of income taxes	$(3,072)	$—	$—
Less: loss allocated to participating securities	(405)	—	—
Loss from discontinued operations attributable to common stockholders	$(2,667)	$—	$—
Loss from discontinued operations per share attributable to stockholders:
Basic	$(0.23)	$—	$—
Diluted	$(0.21)	$—	$—
Net income
Net income	$22,358	$5,971	$17,923
Less: income allocated to participating securities	2,950	644	—
Net income attributable to common stockholders	$19,408	$5,327	$17,923
Net income per share:
Basic	$1.66	$0.42	$0.96
Diluted	$1.51	$0.37	$0.85
Weighted Average Number of Common Shares Outstanding
Basic	11,678,568	12,590,221	18,573,067
Dilutive effect of stock options, restricted stock units, and warrants	1,192,064	1,952,949	2,567,315
Diluted	12,870,632	14,543,170	21,140,382
The following common share equivalents have been excluded from the calculation of weighted-average common shares outstanding, because the effect is anti-dilutive for the periods presented:

	Year ended December 31,
	2016	2017	2018
Anti-dilutive Disclosure
Series A redeemable convertible preferred stock outstanding	1,775,000	1,522,123	—
Stock options issued and outstanding	237,185	50,604	—

17. Subsequent Events
On January 1, 2019, the Company entered into an amendment to an office building lease relating to 117,719 square feet of office space, which includes the Company’s headquarters.
This amendment adds an additional 30,114 square feet and extends the lease term until January 31, 2024. In addition, this amendment gives the Company the option to extend the lease for an additional five-year term, with

Notes to Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

certain increases in the annual base rent. The amendment to the office building lease is expected to commence in April 2019. Future expected minimum payments under the amended lease are as follows:

Amount
2019	$2,402
2020	3,543
2021	3,627
2022	3,845
2023	4,120
Thereafter	345
$17,882
On January 1, 2019, the Company entered into an amendment to an office building lease relating to 40,657 square feet of office space in conjunction with the Spin-Off. The amendment gives the Company the options to extend the lease for an additional period of approximately 18 months and a subsequent additional five-year term. The amendment to the office building lease commenced in January 2019.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2019 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2018.

Codes of Business Conduct and Ethics
Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees, which is available on our website at (https://investors.bandwidth.com/corporate-governance/governance-overview) under “Governance Documents”. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our Code of Business Conduct and Ethics and by posting such information on the website address and location specified above.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2019 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2019 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2018.

Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2019 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2018.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2019 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2018.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:
1.Financial Statements
See Index to Financial Statements at Item 8 herein.
2.Financial Statement Schedules
Schedules not listed above have been omitted because they are not required, not applicable, or the required information is otherwise included.
3.Exhibits

EXHIBIT INDEX

Exhibit number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
2.1	Reorganization Agreement, dated as of November 30, 2016, by and between Bandwidth.com, Inc. and Republic Wireless, Inc.	S-1	333-220945	2.1	10/13/2017
3.1	Second Amended and Restated Certificate of Incorporation.	Q3 10-Q	001-38285	3.1	12/14/2017
3.2	Second Amended and Restated Bylaws.	Q3 10-Q	001-38285	3.2	12/14/2017
4.1	Investors’ Rights Agreement.	S-1	333-220945	4.2	10/13/2017
4.2	Form of Buy-Sell Agreement.	S-1	333-220945	4.3	10/13/2017
10.1	Credit and Security Agreement among Bandwidth.com, Inc., Keybank National Association, Keybanc Capital Markets Inc., Pacific Western Bank, Fifth Third Bank and Silicon Valley Bank, dated as of November 4, 2016.	S-1	333-220945	10.1	10/13/2017
10.2	Form of Indemnification Agreement between Bandwidth Inc. and each of its Executive Officers and Directors.	S-1A	333-220945	10.2	10/30/2017
10.3	2001 Stock Option Plan and forms of awards thereunder.	S-1	333-220945	10.3	10/13/2017
10.4	2010 Equity Compensation Plan and forms of awards thereunder.	S-1	333-220945	10.4	10/13/2017
10.5	Employment Agreement, dated as of October 1, 2008, by and between Bandwidth.com, Inc. and John Murdock.	S-1	333-220945	10.5	10/13/2017
10.6	Employment Agreement, dated as of May 3, 2010, by and between Bandwidth.com, Inc. and W. Christopher Matton.	S-1	333-220945	10.6	10/13/2017
10.7	Employment Agreement, dated as of September 16, 2011, by and between Bandwidth.com, Inc. and Jeff Hoffman.	S-1	333-220945	10.7	10/13/2017
10.8	Employment Agreement, dated as of January 1, 2015, as amended on March 9, 2017, by and between Bandwidth.com, Inc. and David A. Morken.	S-1	333-220945	10.8	10/13/2017
10.9	Employment Agreement, dated as of March 1, 2017, by and between Bandwidth.com, Inc. and Henry R. Kaestner.	S-1	333-220945	10.9	10/13/2017
10.10	Consulting Agreement, dated as of February 22, 2010, by and between Bandwidth.com, Inc. and Carmichael Investment Partners, LLC.	S-1	333-220945	10.10	10/13/2017
10.11	Office Lease, by and between Venture Center LLC and Bandwidth.com, Inc., dated January 22, 2013, as amended to date.	S-1	333-220945	10.11	10/13/2017
10.12	Sublease, by and between Allied Telesis Capital Corporation and Bandwidth.com, Inc., dated December 1, 2015.	S-1	333-220945	10.12	10/13/2017
10.13	Facilities Sharing Agreement, by and between Bandwidth.com, Inc. and Republic Wireless, Inc., dated November 30, 2016.	S-1	333-220945	10.13	10/13/2017
10.14	Transition Services Agreement, by and between Bandwidth.com, Inc. and Republic Wireless, Inc., dated November 30, 2016.	S-1	333-220945	10.14	10/13/2017
10.15	Transition Services Agreement, by and between Republic Wireless, Inc. and Bandwidth.com, Inc., dated November 30, 2016.	S-1	333-220945	10.15	10/13/2017
10.16	Tax Sharing Agreement, by and between Bandwidth.com, Inc. and Republic Wireless, Inc., dated November 30, 2016.	S-1	333-220945	10.16	10/13/2017
10.17	Employee Matters Agreement, by and between Bandwidth.com, Inc. and Republic Wireless, Inc., dated November 30, 2016.	S-1	333-220945	10.17	10/13/2017

10.18	Master Services Agreement, by and between Bandwidth.com, Inc. and Republic Wireless, Inc., dated November 30, 2016.	S-1	333-220945	10.18	10/13/2017
10.19	Master Service Agreement, by and between Level 3 Communications, LLC and Bandwidth.com, Inc, dated March 14, 2008, as amended to date.	S-1	333-220945	10.19	10/13/2017
10.20	Form of Conversion Lock-up Agreement between Bandwidth Inc. and the Key Holders.	S-1A	333-220945	10.20	10/30/2017
10.21	2017 Incentive Award Plan, and forms of award agreements thereunder.	S-1A	333-220945	10.21	10/30/2017
10.22	Office Lease, by and between Keystone-Centennial II, LLC and Bandwidth.com, Inc., dated January 12, 2018.	2017 10-K	001-38285	10.22	2/26/2018
10.23	Office Lease, by and between WP Propco III, LLC and Bandwidth Inc., dated January 1, 2019, Venture III amendment.				Filed herewith
10.24	Office Lease, by and between WP Propco III, LLC and Bandwidth Inc., dated January 1, 2019, Venture I amendment.				Filed herewith
21.1	List of subsidiaries of Bandwidth Inc.				Filed herewith
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.				Filed herewith.
31.1	Certificate of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
101.INS	XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.				Filed herewith
101.SCH	XBRL Taxonomy Schema Document.				Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith
∗The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BANDWIDTH INC.

Date:	February 15, 2019	By:	/s/ David A. Morken
David A. Morken
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date:	February 15, 2019	By:	/s/ Jeffrey A. Hoffman
Jeffrey A. Hoffman
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date:	February 15, 2019	By:	/s/ John C. Murdock
John C. Murdock
Director

Date:	February 15, 2019	By:	/s/ Brian D. Bailey
Brian D. Bailey
Director

Date:	February 15, 2019	By:	/s/ Lukas M. Roush
Lukas M. Roush
Director

Date:	February 15, 2019	By:	/s/ Douglas A. Suriano
Douglas A. Suriano
Director