Form 10-Q
period 2019-03-31
Bandwidth Inc.
filed 2019-05-03
CIK 1514416

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________________

FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

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

(800) 808-5150
(Registrant’s telephone number, including area code)
_____________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.001 per share	BAND	NASDAQ Global Select Market
_____________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2019, 16,546,956 shares of the registrant’s Class A common stock and 6,453,501 shares of registrant’s Class B common stock were outstanding, respectively.

Bandwidth Inc.
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2019

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Forward-looking statements generally can be identified by the words “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “estimate,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our ability to attract and retain customers, including large enterprises;
•our approach to identifying, attracting and keeping new and existing customers, as well as our expectations regarding customer turnover;
•our beliefs regarding network traffic growth and other trends related to the usage of our products and services;
•our expectations regarding revenue, costs, expenses, gross margin, dollar based net retention rate, adjusted EBITDA, other non-generally accepted accounting principles in the United States of America (“GAAP”) net income and capital expenditures;our beliefs regarding the growth of our business and how that impacts our liquidity and capital resources requirements;
•the sufficiency of our cash and cash equivalents to meet our liquidity needs;
•our ability to attract, train, and retain qualified employees and key personnel;
•our beliefs regarding the expense and productivity of, and competition for, our sales force;
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
•the impact of certain new accounting standards and guidance, as well as the time and cost of continued compliance with existing rules and standards;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Bandwidth Inc.

Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	December 31,	March 31,
	2018	2019
Assets
Current assets:
Cash and cash equivalents	$41,261	$138,871
Marketable securities	17,400	59,520
Accounts receivable, net of allowance for doubtful accounts	24,009	27,898
Prepaid expenses and other current assets	6,114	6,971
Deferred costs	2,630	2,344
Total current assets	91,414	235,604
Property and equipment, net	25,136	26,363
Intangible assets, net	7,089	6,959
Deferred costs, non-current	1,828	1,433
Other long-term assets	727	1,409
Goodwill	6,867	6,867
Deferred tax asset	17,359	25,020
Total assets	$150,420	$303,655
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,418	$3,369
Accrued expenses and other current liabilities	21,393	21,768
Current portion of deferred revenue	5,324	5,421
Advanced billings	2,588	2,203
Total current liabilities	32,723	32,761
Deferred rent, net of current portion	2,503	2,660
Deferred revenue, net of current portion	6,424	6,359
Total liabilities	41,650	41,780
Stockholders’ equity:
Class A and Class B common stock	19	23
Additional paid-in capital	116,600	267,875
Accumulated deficit	(7,848)	(6,030)
Accumulated other comprehensive (loss) income	(1)	7
Total stockholders’ equity	108,770	261,875
Total liabilities and stockholders’ equity	$150,420	$303,655
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bandwidth Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31,
	2018	2019
Revenue	$53,012	$53,321
Cost of revenue	25,364	28,766
Gross profit	27,648	24,555
Operating expenses:
Research and development	3,781	7,717
Sales and marketing	4,522	8,349
General and administrative	10,569	14,333
Total operating expenses	18,872	30,399
Operating income (loss)	8,776	(5,844)
Other income, net	49	201
Income (loss) before income taxes	8,825	(5,643)
Income tax (provision) benefit	(2,634)	7,635
Net income	$6,191	$1,992
Other Comprehensive income
Unrealized (loss) gain on marketable securities, net of income taxes	$(6)	$8
Total comprehensive income	$6,185	$2,000
Earnings per share:
Net income attributable to common stockholders	$6,191	$1,992
Net income per share:
Basic	$0.35	$0.10
Diluted	$0.30	$0.09
Weighted average number of common shares outstanding:
Basic	17,658,611	20,498,104
Diluted	20,484,753	21,975,944
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bandwidth Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Class A voting common Stock		Class B voting common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	4,197,831	$4	13,440,725	$13	$102,465	$—	$(25,771)	$76,711
Exercises of vested stock options	5,000	1	—	—	34	—	—	35
Exercise of warrants to purchase common stock	—	—	48,904	—	36	—	—	36
Costs in connection with initial public offering	—	—	—	—	(285)	—	—	(285)
Unrealized loss on marketable securities	—	—	—	—	—	(6)	—	(6)
Stock based compensation	—	—	—	—	493	—	—	493
Net income	—	—	—	—	—	—	6,191	6,191
Balance at March 31, 2018	4,202,831	5	13,489,629	13	102,743	(6)	(19,580)	83,175
Exercises of vested stock options	1,112,646	1	—	—	6,932	—	—	6,933
Vesting of restricted stock units	6,512	—	—	—	—	—	—	—
Conversion of Class B voting common stock to Class A voting common stock	6,052,910	6	(6,052,910)	(6)	—	—	—	—
Issuance of Class A voting common stock	330	—	—	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	—	4	—	4
Stock based compensation	—	—	—	—	762	—	—	762
Net income	—	—	—	—	—	—	10,512	10,512
Balance at June 30, 2018	11,375,229	12	7,436,719	7	110,437	(2)	(9,068)	101,386
Exercises of vested stock options	534,474	—	—	—	3,579	—	—	3,579
Vesting of restricted stock units	2,466	—	—	—	—	—	—	—
Conversion of Class B voting common stock to Class A voting common stock	435,313	—	(435,313)	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	(1)	—	(1)
Stock based compensation	—	—	—	—	762	—	—	762
Net income	—	—	—	—	—	—	2,510	2,510
Balance at September 30, 2018	12,347,482	12	7,001,406	7	114,778	(3)	(6,558)	108,236
Exercises of vested stock options	72,569	—	—	—	500	—	—	500
Vesting of restricted stock units	2,022	—	—	—	—	—	—	—
Conversion of Class B voting common stock to Class A voting common stock	490,674	1	(490,674)	(1)	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	—	2	—	2

Bandwidth Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

Stock based compensation	—	—	—	—	1,322	—	—	1,322
Net income	—	—	—	—	—	—	(1,290)	(1,290)
Balance at December 31, 2018	12,912,747	13	6,510,732	6	116,600	(1)	(7,848)	108,770
Issuance of common stock in connection with follow on public offering, net of underwriting discounts	2,875,000	3	—	—	147,388	—	—	147,391
Costs in connection with public offering	—	—	—	—	(785)	—	—	(785)
Exercises of vested stock options	589,510	1	—	—	3,934	—	—	3,935
Vesting of restricted stock units	105,367	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(16,585)	—	—	—	(938)	—	—	(938)
Conversion of Class B voting common stock to Class A voting common stock	57,230	—	(57,230)	—	—	—	—	—
Adjustment to opening retained earnings due to adoption of ASC 606	—	—	—	—	—	—	(174)	(174)
Unrealized gain on marketable securities	—	—	—	—	—	8	—	8
Stock based compensation	—	—	—	—	1,676	—	—	1,676
Net income	—	—	—	—	—	—	1,992	1,992
Balance at March 31, 2019	16,523,269	$17	6,453,502	$6	$267,875	$7	$(6,030)	$261,875
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bandwidth Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2018	2019
Operating activities
Net income	$6,191	$1,992
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,387	2,209
Accretion of bond discount	(6)	(119)
Amortization of debt issuance costs	16	122
Stock-based compensation	493	1,676
Deferred taxes	2,611	(7,664)
Loss on disposal of property and equipment	9	296
Changes in operating assets and liabilities:
Accounts receivable	(3,179)	(3,889)
Prepaid expenses and other assets	(471)	(1,552)
Deferred costs	146	604
Accounts payable	(656)	(435)
Accrued expenses and other liabilities	(1,165)	(1,729)
Deferred revenue and advanced billings	5,876	(527)
Deferred rent	(9)	(19)
Net cash provided by (used in) operating activities	11,243	(9,035)
Investing activities
Purchase of property and equipment	(961)	(1,239)
Capitalized software development costs	(441)	(595)
Purchase of marketable securities	(8,498)	(50,990)
Maturities of marketable securities	—	9,000
Net cash used in investing activities	(9,900)	(43,824)
Financing activities
Proceeds from the follow-on public offering, net of underwriting discounts	—	147,391
Payment of costs related to the follow-on public offering	—	(159)
Payment of costs related to the initial public offering	(285)	—
Payments on capital leases	(25)	—
Payment of debt issuance costs	—	(125)
Proceeds from exercises of stock options	34	3,935
Proceeds from exercises of warrants	36	—
Equity awards withheld and paid for tax liabilities	—	(589)
Net cash (used in) provided by financing activities	(240)	150,453
Net increase in cash, cash equivalents, and restricted cash	1,103	97,594
Cash, cash equivalents, and restricted cash, beginning of period	37,870	41,501
Cash, cash equivalents, and restricted cash, end of period	$38,973	$139,095

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$19	$33
Cash paid for taxes	$90	$114

Bandwidth Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Supplemental disclosure of noncash investing and financing activities
Purchase of property and equipment, accrued but not paid	$785	$1,768
Costs related to the follow-on public offering, accrued but not paid	$—	$549
Equity awards withheld for tax liabilities, accrued but not paid	$—	$349
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bandwidth Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts)
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
Follow-on Public Offering
On March 11, 2019, the Company completed a follow-on public offering in which the Company sold 2,875,000 shares of its Class A common stock, including 375,000 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $54.25 per share. The Company received aggregate proceeds of $146,597, after deducting underwriting discounts and offering expenses paid and payable by the Company.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K filed with the SEC on February 15, 2019.
The condensed consolidated balance sheet as of December 31, 2018, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis. Additionally, certain items in the prior period financial statements have been reclassified to conform with the current year presentation.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2019 or any future period.
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
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	December 31,	March 31,
	2018	2019
Cash and cash equivalents	$41,261	$138,871
Restricted cash	240	224
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$41,501	$139,095
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

Notes to Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

With regard to customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As of December 31, 2018, one customer represented approximately 18% of the Company’s accounts receivable, net of allowance for doubtful accounts. As of March 31, 2019, one customer represented approximately 16% of the Company’s accounts receivable, net of allowance for doubtful accounts.
For the three months ended March 31, 2018 and 2019, no individual customer represented more than 10% of the Company’s total revenue.
Recently Adopted Accounting Standards
On January 1, 2019, the Company adopted the guidance of ASC 606, Revenue from Contracts with Customers, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2019. The Company’s results for reporting periods beginning after January 1, 2019 are presented in accordance with the provisions under ASC 606 and prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s revenue recognition policy as further described in Note 2, Summary of Significant Accounting Policies, to its Annual Report on Form 10-K for the year ended December 31, 2018.
In connection with the adoption of ASC 606, the Company recognized a net increase to its opening accumulated deficit of $174 as of January 1, 2019, related to a discount present in one of its contracts.
Prior to the adoption of ASC 606, the Company recognized the majority of its revenue based on the usage of its customers in the period the traffic traversed the Company’s network. The Company determined that ASC 606 continues to support the recognition of revenue over time for the majority of the Company’s contracts due to the continuous transfer of control to the customer.
The adoption of ASC 606 did not result in a change in the Company’s accounting for its commission costs, which will continue to be expensed as incurred. The Company pays commissions over time and a corresponding requisite substantive service condition exists for the employee to receive the commission. The Company determined the timing of the commission payments and the underlying service performed by the employee were commensurate.
The impact on the Company’s balance sheet presentation includes separately presenting customer refundable prepayments as advanced billings, whereas under ASC 605 these were included in the current portion of deferred revenue and advanced billings.
Revenue Recognition
Revenue recognition commences upon transfer of control of promised goods or services to customers in an amount that the Company expects to receive in exchange for those products or services.
The Company determines revenue recognition through the following steps:
•identification of the contract, or contracts, with a customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue, when, or as, the Company satisfies a performance obligation.

Notes to Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Nature of Products and Services
Revenue consists primarily of the sale of communications services offered through Application Programming Interface (“API”) software solutions to large enterprise, as well as small and medium-sized business, customers and is generally derived from usage and service fees in both the CPaaS and Other segments. Usage revenue includes voice communication (primarily driven by inbound minutes, outbound minutes and toll-free minutes) and messaging communication (driven by the number of messages) that traverse the platform and network. Service fees include the provision and management of phone numbers and emergency services access.
The majority of the Company’s revenue is generated from usage-based fees earned from customers accessing the Company’s communications platform. Access to the Company’s communication platform is considered a series of distinct services, with continuous transfer of control to the customer, comprising one performance obligation and usage-based fees are recognized in revenue in the period the traffic traverses the Company’s network. For the three months ended March 31, 2018, the revenue from usage-based fees represented $24,568 of CPaaS revenue and $12,164 of Other revenue. For the three months ended March 31, 2019, the revenue from usage-based fees represented $29,050 of CPaaS revenue and $6,792 of Other revenue.
Revenue from service fees is recognized on a ratable basis as the service is provided, which is typically one month. For the three months ended March 31, 2018, the revenue from service fees represented $13,685 of CPaaS revenue and $1,951 of Other revenue. For the three months ended March 31, 2019, the revenue from service fees represented $14,754 of CPaaS revenue and $1,516 of Other revenue.
The remaining $644 and $1,209 for the three months ended March 31, 2018 and 2019, respectively, are generated from other miscellaneous services.
Infrequently, Bandwidth’s contracts with customers may include multiple performance obligations. For such arrangements, revenues are allocated to each performance obligation based on its relative standalone selling price. Generally, standalone selling prices are determined based on the prices charged to similar customers for similar services.
When required as part of providing service, revenues and associated expenses related to nonrefundable, upfront service activation and setup fees are deferred and recognized over the longer of the associated service contract period or estimated customer life.
The Company’s contracts do not contain general rights of return. However, occasionally credits may be issued. The Company’s contracts do not provide customers with the right to take possession of the software supporting the applications. Amounts that have been invoiced are recorded in accounts receivable and in revenue or deferred revenue depending on whether the revenue recognition criteria have been met.
The Company maintains a reserve for sales credits. Credits are accounted for as variable consideration and are estimated based on several inputs including historical experience and current trends of credit issuances. Adjustments to the reserve are recorded against revenue.
The Company has various sales commission plans for which eligible employees can earn commissions from the sale of products and services to customers. Eligible employees must be employed at the time of payment in order to receive a commission. The Company pays commissions over time and a corresponding requisite substantive service condition exists for the employee to receive the commission. The Company determined that the timing of the commission payments and the underlying service performed by the employee were commensurate. Accordingly, sales commissions are generally expensed as incurred. These costs are recorded within sales and marketing expenses.

Notes to Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Contract Assets and Liabilities
The following table provides information about receivables and contract liabilities from contracts with customers:

March 31, 2019
Receivables (1)	$27,898
Contract liabilities (2)	11,780
________________________
(1) Included in accounts receivable, net of allowance on the consolidated balance sheet.
(2) Included in current portion of deferred revenue and deferred revenue, net of current portion on the consolidated balance sheet.
Deferred revenue is recorded when cash payments are received in advance of future usage on contracts. Customer refundable payments are recorded as advanced billings. Revenue is typically recognized in the month following when service is rendered or, in the case of nonrefundable upfront fees, over the estimated period of benefit. During the three months ended March 31, 2019, the Company recognized revenue of $2,218, related to its contract liabilities. The Company expects to recognize $5,421 in revenue over the next twelve months related to its deferred revenue as of March 31, 2019.
Other than adoption of ASC 606, there were no changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the year ended December 31, 2018.
Recent Accounting Pronouncements Not Yet Adopted
In October 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-17, Consolidation (Topic 810), Targeted Improvements to Related Party Guidance for Variable Interest Entities, which addresses the cost and complexity of financial reporting associated with consolidation of variable interest entities (“VIE”). ASU 2018-17 is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020, with early adoption permitted. The new guidance must be applied on a retrospective basis as a cumulative-effect adjustment as of the date of adoption. Management does not expect the adoption of this guidance to have a significant impact on the Company’s financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, and early adoption is permitted. An entity is permitted to early adopt either the entire standard or only the provisions that eliminate or modify requirements. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s financial statements.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment. The ASU requires impairment charges to be based on the first step in today’s two-step impairment test. ASU 2017-04 is effective for public business entities that are U.S. SEC

Notes to Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

filers for annual and interim impairment tests performed in periods beginning after December 15, 2021, and early adoption is permitted. Management does not expect the adoption of this guidance to have a significant impact on the Company’s financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of Topic 326, Financial Instruments – Credit Losses. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. These ASUs are effective for public business entities that are SEC filers for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company is evaluating the impact of this guidance on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases. The standard will affect all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee. For lessors, accounting for leases is substantially the same as in prior periods. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, to give entities another option for transition and to provide lessors with a practical expedient to reduce the cost and complexity of implementing the new standard. The transition option allows entities to not apply the new leases standard in the comparative periods they present in their financial statements in the year of adoption. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements, to clarify how to apply certain aspects of the new lease standard. ASU 2016-02 is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020, and early adoption is permitted. For leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. While the Company expects the adoption of this standard to result in an increase to the reported assets and liabilities, it has not yet determined the full impact the adoption of this standard will have on its financial statements and related disclosures.

3. Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses approximate fair value as of December 31, 2018 and March 31, 2019 because of the relatively short duration of these instruments. Marketable securities consist of U.S. treasury securities not otherwise classified as cash equivalents. All marketable securities are considered to be available-for-sale and are recorded at their estimated fair values. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income.
The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following table summarizes the assets measured at fair value as of December 31, 2018 and March 31, 2019:

Notes to Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

	Amortized cost or carrying value	Unrealized gains	Unrealized losses	Fair value measurements on a recurring basis December 31, 2018
				Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents:
Money market account	$8,194	$—	$—	$8,194	$—	$—	$8,194
U.S. Reverse repurchase agreements	26,000	—	—	—	26,000	—	26,000
Total included in cash and cash equivalents	34,194	—	—	8,194	26,000	—	34,194
Marketable securities:
U.S. treasury securities	17,402	—	(2)	17,400	—	—	17,400
Total marketable securities	17,402	—	(2)	17,400	—	—	17,400
Total financial assets	$51,596	$—	$(2)	$25,594	$26,000	$—	$51,594

	Amortized cost or carrying value	Unrealized gains	Unrealized losses	Fair value measurements on a recurring basis March 31, 2019
				Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents:
Money market account	$17,380	$—	$—	$17,380	$—	$—	$17,380
U.S. Reverse repurchase agreements	115,000	—	—	—	115,000	—	115,000
Total included in cash and cash equivalents	132,380	—	—	17,380	115,000	—	132,380
Marketable securities:
U.S. treasury securities	59,509	11	—	59,520	—	—	59,520
Total marketable securities	59,509	11	—	59,520	—	—	59,520
Total financial assets	$191,889	$11	$—	$76,900	$115,000	$—	$191,900
The Company classifies its marketable securities as current assets as they are available for current operating needs. The following table summarizes the contractual maturities of marketable securities as of March 31, 2019:

	Amortized cost	Aggregate fair value
Financial assets:
Less than one year	$59,509	$59,520
Total	$59,509	$59,520
As of March 31, 2019, there were no securities in an unrealized loss position. During the three months ended March 31, 2018 and 2019, there were $0 and $9,000, respectively, in maturities of marketable securities. Interest earned on marketable securities in the three months ended March 31, 2018 and 2019 was $16 and $3, respectively, and is recorded as other income, net, in the accompanying condensed consolidated statements of operations and comprehensive income.

Notes to Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

4. Financial Statement Components
Accounts receivable, net of allowance for doubtful accounts consist of the following:

	December 31,	March 31,
	2018	2019
Trade accounts receivable	$13,620	$15,559
Unbilled accounts receivable	11,174	13,231
Allowance for doubtful accounts	(906)	(1,018)
Other accounts receivable	121	126
Total accounts receivable, net	$24,009	$27,898
Components of allowance for doubtful accounts are as follows:

	Three months ended March 31,
Allowance for doubtful accounts:	2018	2019
Balance, beginning of period	$(32,463)	$(906)
Charged to bad debt expense	(1)	(132)
Deductions (1)	56	20
Billings deemed not probable of collection (2)	(118)	—
Write-off of previously outstanding and fully reserved billings related to settlement (3)	24,968	—
Revenue recognized from outstanding billings previously deemed uncollectible related to settlement (3)	6,268	—
Balance, end of period	$(1,290)	$(1,018)

________________________
(1) Write off of uncollectible accounts after all collection efforts have been exhausted.
(2) Represents amounts billed in the period but where collectability is not probable based on customers collection experience. Amounts were charged to a contra-revenue account.
(3) On January 29, 2018, the Company and Verizon entered into a settlement agreement to resolve an ongoing dispute and litigation with Verizon, which is a CABS customer of the Company. The settlement agreement also resolved Verizon’s counter-claims against the Company. Pursuant to the settlement agreement, Verizon made a lump sum payment to the Company on February 8, 2018 of $4,400, which was recognized as revenue. Immediately following receipt of the $4,400 payment, the Company issued to Verizon bill credits with respect to other CABS amounts previously billed and reserved to Verizon of $24,968. The amount credited to Verizon comprised the majority of the allowance for CABS revenue as of December 31, 2017. As of the three months ended March 31, 2018, the Company recognized as revenue $6,268, including the $4,400 payment made on February 8, 2018 and the other current outstanding Verizon CABS receivables which had been previously reserved as uncollectible, but for which collection was no longer in doubt as a result of the settlement. The settlement agreement also specifies certain terms for the Company’s CABS billings to Verizon prospectively.
Accrued expenses and other current liabilities consisted of the following:

	December 31,	March 31,
	2018	2019
Accrued expense	$8,292	$11,440
Accrued compensation and benefits	7,323	4,337
Accrued sales, use, and telecom related taxes	4,742	5,074
Deferred rent, current portion	298	123
Other accrued expenses	738	794
Total accrued expenses and other current liabilities	$21,393	$21,768

Notes to Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

5. Property and Equipment
Property and equipment, net consisted of the following:

	December 31,	March 31,
	2018	2019
Furniture and fixtures	$1,741	$1,793
Computer and office equipment	7,662	7,827
Telecommunications equipment	30,694	31,170
Leasehold improvements	2,438	2,388
Software development costs	16,293	18,728
Automobile	10	10
Total cost	58,838	61,916
Less—accumulated depreciation	(33,702)	(35,553)
Total property and equipment, net	$25,136	$26,363
The Company capitalized $441 and $595 of software development costs in the three months ended March 31, 2018 and 2019, respectively.
Amortization expense related to capitalized software development costs were $448 and $789 for the three months ended March 31, 2018 and 2019, respectively.
The Company recognized depreciation expense, which includes amortization of capitalized software development costs, as follows:

	Three months ended March 31,
	2018	2019
Cost of revenue	$1,064	$1,293
Research and development	29	69
Sales and marketing	10	28
General and administrative	119	689
Total depreciation expense	$1,222	$2,079

6. Intangible Assets
Intangible assets, net consisted of the following as of December 31, 2018:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Amortization Period
				(Years)
Customer relationships	$10,396	$(4,071)	$6,325	20
Domain name and related trademarks	2,678	(2,678)	—	3–7
Licenses, amortizable	341	(341)	—	2
Non-compete agreements	139	(139)	—	2–5
Developed technology	775	(775)	—	3
Licenses, indefinite lived	764	—	764	Indefinite
Total intangible assets, net	$15,093	$(8,004)	$7,089

Notes to Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Intangible assets, net consisted of the following as of March 31, 2019:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Amortization Period
				(Years)
Customer relationships	$10,396	$(4,201)	$6,195	20
Domain name and related trademarks	2,678	(2,678)	—	3–7
Licenses, amortizable	341	(341)	—	2
Non-compete agreements	139	(139)	—	2–5
Developed technology	775	(775)	—	3
Licenses, indefinite lived	764	—	764	Indefinite
Total intangible assets, net	$15,093	$(8,134)	$6,959
Amortization expense for definite lived intangible assets was $165 and $130 for the three months ended March 31, 2018 and 2019, respectively. The remaining amortization period for definite lived intangible assets is 12 years.
Future estimated amortization expense for definite lived intangible assets is as follows:

As of March 31, 2019
2019 (remaining)	$390
2020	520
2021	520
2022	520
2023	520
Thereafter	3,725
$6,195

7. Debt
On March 1, 2019, the Company amended and restated its Credit and Security Agreement with KeyBank National Association. The agreement is for a $25,000 revolving loan, which includes a swing line of up to $1,000 and limits letters of credit commitments to a maximum of $2,500. The term of the amended and restated Credit and Security Agreement is three years and matures on March 1, 2022. Loans under the Credit Agreement will bear interest at the highest of (i) the bank’s prime rate, (ii) the federal funds effective rate plus 0.5 percent, and (iii) the London Interbank Offered Rate plus 1.00 percent. This agreement requires that a specified minimum liquidity amount must be maintained in cash and cash equivalents at all times and that the Company meet a minimum revenue clause on a quarterly basis.
As of December 31, 2018 and March 31, 2019, the Company had $0 outstanding on the revolving loan and was in compliance with all financial and non-financial covenants for all periods presented. The available borrowing capacity under the revolving loan was $25,000 as of March 31, 2019.
As of December 31, 2018 and March 31, 2019, the outstanding unamortized loan fees associated with the revolving loan were $136 and $138, respectively, and were included in other long-term assets. On March 1, 2019, previous unamortized loan fees of $125 associated with the Credit and Security agreement prior to the amendment and restatement were expensed to interest expense, which is included in other income, net on the condensed consolidated statements of operations and comprehensive income.

Notes to Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Capital Leases
The Company leased various equipment under leases accounted for as capital leases with expiration dates through December 2018. As of December 31, 2018, cost and accumulated depreciation of the assets under capital leases recorded by the Company were $1,951 and $1,884, respectively. As of March 31, 2019, cost and accumulated depreciation of the assets under capital leases recorded by the Company were $1,951 and $1,889, respectively. There were no remaining payments due on the Company’s capital lease obligations as of March 31, 2019.

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

	Three months ended March 31,
	2018	2019
CPaaS
Revenue	$38,897	$45,013
Cost of revenue	21,905	25,300
Gross profit	$16,992	$19,713
Other
Revenue	$14,115	$8,308
Cost of revenue	3,459	3,466
Gross profit	$10,656	$4,842
Consolidated
Revenue	$53,012	$53,321
Cost of revenue	25,364	28,766
Gross profit	$27,648	$24,555
All assets were held in the United States as of December 31, 2018 and March 31, 2019.
The Company generates its revenue primarily in the United States. Revenue by geographic area is detailed in the table below (which is determined based on the customer billing address):

	Three months ended March 31,
	2018	2019
CPaaS
United States	$38,779	$44,944
International	118	69
Total	$38,897	$45,013

Other
United States	$14,045	$8,229
International	70	79
Total	$14,115	$8,308

Notes to Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

9. Stockholders’ Equity
Preferred Stock
As of December 31, 2018 and March 31, 2019, the Company had authorized 10,000,000 shares of undesignated preferred stock, par value $0.001, of which no shares were issued and outstanding.
Common Stock
As of December 31, 2018 and March 31, 2019, the Company had authorized 100,000,000 shares of Class A common stock with one vote per share and 20,000,000 shares of Class B common stock with ten votes per share, each par value $0.001. As of December 31, 2018, 12,912,747 and 6,510,732 shares of Class A and B common stock, respectively, were issued and outstanding. As of March 31, 2019, 16,523,269 and 6,453,502 shares of Class A and B common stock, respectively, were issued and outstanding.
Shares of Class B common stock are convertible into shares of Class A common stock upon the stockholder’s voluntary written notice to the Company’s transfer agent or a transfer by the stockholder, subject to limited exceptions for transfers for estate planning purposes.
The Company had reserved shares of Class A common stock for issuance as follows:

	December 31,	March 31,
	2018	2019
Stock options issued and outstanding	1,937,370	1,346,119
Nonvested restricted stock units issued and outstanding	324,252	432,240
Stock-based awards available for grant under the 2017 Plan	896,760	1,329,042
	3,158,382	3,107,401

10. Stock Based Compensation
2001 and 2010 Stock Option Plans
During 2001, the Company adopted the Bandwidth Inc. Stock Option Plan (the “2001 Plan”). As of July 26, 2010, the Company adopted the 2010 Equity Compensation Plan (the “2010 Plan”).
Following the effectiveness of the 2010 Plan, the Company did not make any further grants under the 2001 Plan. On November 9, 2017, the 2010 Plan was terminated in connection with the Company’s initial public offering. Accordingly, no shares are available for future issuance under the 2010 Plan. However, the 2010 Plan continues to govern the terms and conditions of the outstanding awards granted thereunder.
2017 Incentive Award Plan
The Company’s 2017 Incentive Award Plan (the “2017 Plan”) became effective on November 9, 2017. The 2017 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, dividend equivalents, restricted stock units, and other stock or cash based awards to employees, consultants and directors of the Company. A total of 1,050,000 shares of the Company’s Class A common stock were originally reserved for issuance under the 2017 Plan. These available shares automatically increase each January 1, beginning on January 1, 2018, by 5% of the number of shares of the Company’s Class A common stock outstanding on the final day of the immediately preceding calendar year. On January 1, 2019, the shares available for grant under the 2017 Plan were automatically increased by 645,637 shares.

Notes to Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The terms of the stock option grants are determined by the Company’s Board of Directors. The Company’s stock options vest based on terms of the stock option agreements, which is generally over four years. The stock options have a contractual life of ten years.
Restricted stock units (“RSU”) granted under the 2017 Plan are subject to a time-based vesting condition. The compensation expense related to these awards is based on the grant date fair value of the RSUs and is recognized on a ratable basis over the applicable service period. The Company granted restricted stock units to its non-employee Board of Directors, some of which vested immediately while others vest 25% as of each calendar quarter immediately following the grant date. Certain RSUs awarded to executives vest over four years with 50% vesting in the first year in 12.5% increments on each calendar quarter immediately following the grant date and the remaining 50% earned over years two, three and four. Other RSUs awarded to executives and employees generally are earned over a service period of four years.
Stock options

The following summarizes the stock option activity for the periods presented:

	Number of options outstanding	Weighted- average exercise price (per share)	Weighted- average remaining contract life (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2018	1,937,370	$7.41	4	$64,596
Granted	—	—
Exercised	(589,510)	6.68		23,804
Forfeited or cancelled	(1,741)	11.91
Outstanding as of March 31, 2019	1,346,119	$7.72	3.89	$79,740

Options vested and exercisable at March 31, 2019	1,107,396	$6.69	3.11	$66,741
Options vested and expected to vest as of March 31, 2019	1,341,197	$7.70	3.87	$79,477
Aggregate intrinsic value is computed based on the difference between the option exercise price and the estimated fair value of the Company’s common stock as of March 31, 2019. Prior to the initial public offering, the fair value of the Company’s common stock was estimated by the Company’s board of directors. After the initial public offering, the fair value of the Company’s common stock is the Company’s Class A common stock price as reported on the NASDAQ Global Select Market.
No options were granted for the three months ended March 31, 2019. The weighted average grant-date fair value of stock options granted was $11.10 for the three months ended March 31, 2018.
The total estimated grant date fair value of options vested was $111 and $57 for the three months ended March 31, 2018 and 2019, respectively.
As of March 31, 2019, total unrecognized compensation cost related to all non-vested stock options was $1,012, which will be amortized over a weighted-average period of 1.87 years.

Notes to Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Restricted Stock Units
The following summarizes the restricted stock unit activity for the periods presented:

	Number of awards outstanding	Weighted-average grant date fair value (per share)
Nonvested RSUs as of December 31, 2018	324,252	$26.95
Granted	214,915	41.42
Vested	(105,367)	28.07
Forfeited or cancelled	(1,560)	35.06
Nonvested RSUs as of March 31, 2019	432,240	$33.84
As of March 31, 2019, total unrecognized compensation cost related to non-vested RSUs was $14,118, which will be amortized over a weighted-average period of 3.37 years.
Stock-Based Compensation Expense
The Company recognized total stock-based compensation expense in continuing operations as follows:

	Three months ended March 31,
	2018	2019
Cost of revenue	$18	$56
Research and development	74	372
Sales and marketing	78	320
General and administrative	323	928
Total	$493	$1,676

11. Commitments and Contingencies
Operating Leases
The Company leases office space under operating lease agreements that expire at various dates beginning in 2021 and extend through 2025 in several locations within the United States including its headquarters, which is located in Raleigh, NC. On January 1, 2019, the Company entered into an amendment to an office building lease relating to 117,719 square feet of office space, which includes the Company’s headquarters. The amendment provides an additional 30,114 square feet and extends the lease term to January 31, 2024. In addition, this amendment gives the Company the option to extend the lease for an additional five-year term. The amendment to the office building lease commenced in April 2019. The leases contain escalation clauses and various landlord concessions, including a tenant improvement allowance. The Company recognizes the total minimum lease payments on a straight-line basis over the term of the lease.

Notes to Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Future minimum lease payments required under operating leases are as follows:

As of March 31, 2019
2019 (remaining)	$4,402
2020	6,342
2021	6,497
2022	6,210
2023	5,833
Thereafter	2,848
$32,132
The Company incurred rent expense of $933 and $1,218 for the three months ended March 31, 2018 and 2019, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.
On January 1, 2019, the Company entered into an amendment to an office building lease relating to 40,657 square feet of office space, which the Company sub-leases to a related party, Republic Wireless, Inc. (“Republic”). The amendment gives the Company the options to extend the lease for an additional period of approximately 18 months and a subsequent additional five-year term. The amendment to the office building lease commenced in January 2019. The Company recorded a reduction of rent expense of $251 related to the sublease agreement for the three months ended March 31, 2018 and 2019, which is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.
Future minimum sub-lease receipts required under the non-cancellable lease are as follows:

As of March 31, 2019
2019 (remaining)	$785
2020	1,065
2021	1,089
2022	594
$3,533
Contractual Obligations
On October 25, 2015, the Company entered into an agreement with a telecommunications service provider. The service agreement requires the Company to pay a monthly recurring charge beginning on January 1, 2016 associated with the services received. The service agreement is non-cancellable and contains annual minimum commitments of $1,200, to be fulfilled over five years or for as long as the Company continues to receive services from this vendor. In addition, as of March 31, 2019 the Company has $6,353 in other non-cancellable purchase obligations, consisting of primarily network equipment maintenance and software license contracts, of which $5,448 will be fulfilled within a year.

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

12. Employee Benefit Plan
The Company sponsors a defined contribution 401(k) plan which allows eligible employees to defer a portion of their compensation. The Company, at its discretion, may make matching contributions. The Company made matching contributions of $287 and $513 for the three months ended March 31, 2018 and 2019, respectively.

13. Income Taxes
At the end of each interim reporting period, the Company determines the income tax provision by using an estimate of the annual effective tax rate, adjusted for discrete items occurring in the quarter. The Company’s effective tax rate was 29.8% and 135.2% for the three months ended March 31, 2018 and 2019, respectively. The change in tax rate is primarily due to the impact of stock compensation deductions for tax. The effective income tax rate reflects the effect of federal and state income taxes and the permanent impacts of differences in book and tax accounting.
The Company’s effective tax rate for this period is higher than the U.S. federal statutory rate of 21% primarily due to the impact of stock compensation tax deductions.

14. Related Parties
On April 20, 2015, the Company created a wholly owned subsidiary, Republic, which was incorporated in Delaware. On November 30, 2016, the Company completed a pro-rata distribution of the common stock of Republic to its stockholders of record as of the close of business (the “Spin-Off”). In connection with the Spin-Off on November 30, 2016, the Company and Republic entered into certain agreements in order to govern the ongoing relationships between the two companies after the Spin-Off and to provide for an orderly transition. The agreements include a Transition Services Agreement, Facilities Sharing Agreement, Tax Sharing Agreement, and Master Services Agreement. The equity holders of Bandwidth pre-IPO are comprised of substantially the same individuals and entities that are the equity owners of Republic. The Company has determined the equity owners of Republic are related parties of Bandwidth. The Company has certain involvement with Republic via ongoing services arrangements, with these ongoing services arrangements creating a variable interest in Republic. The Company assessed the relationship with Republic under guidance for variable interest entities. Because investors in Republic have disproportionate voting rights, the Company concluded that Republic is a VIE, but Bandwidth is not a primary beneficiary. The Company’s maximum exposure to loss relating to this variable interest entity is limited to amounts due under the service agreements between the Company and Republic.
For the three months ended March 31, 2018 and 2019, the Company received compensation of $28 and $0, respectively, which is included in general and administrative expenses in the condensed consolidated statements of

Notes to Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

operations and comprehensive income. No amounts were due to the Company under the Transition Services Agreement as of December 31, 2018 and March 31, 2019.
For the three months ended March 31, 2018 and 2019, the Company received rental payments under the Facilities Sharing Agreement of $251, which is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. No amounts were due to the Company under the Facilities Sharing Agreement as of December 31, 2018 and March 31, 2019.
The Tax Sharing Agreement governs rights and obligations after the Spin-Off regarding income taxes and other taxes, including tax liabilities and benefits, attributes, returns and contests. There are no amounts outstanding or payable under this agreement as of December 31, 2018 and March 31, 2019.
The Master Services Agreement specifies certain wholesale telecommunications services to be provided by the Company. The agreement is cancellable at any time by either party. During the three months ended March 31, 2018 and 2019, the Company provided telecommunication services to Republic of $986 and $892, respectively. The Company recognized such amounts as revenue in the accompanying condensed consolidated statements of operations and comprehensive income. As of December 31, 2018 and March 31, 2019, the Company had a receivable of $310 and $284, respectively, under the Master Services Agreement.
On March 1, 2019 an amendment to the current Master Services Agreement was executed. Pursuant to the terms of the new agreement, Republic receives reduced pricing on its messaging services, effective April 1, 2019. All other terms and conditions of the existing agreement remain.
Subsequent to the expiration of the 180-day blackout window on May 9, 2018, Republic employees that held Bandwidth stock options began exercising their options. Upon exercise, Bandwidth withholds the employee tax amounts due from the proceeds. For the three months ended March 31, 2019, Bandwidth had collected on behalf of, and remitted withholding tax to, Republic of $613, and had a related payable of $0 as of March 31, 2019.

15. Basic and Diluted Income per Common Share
Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by giving effect to all potential shares of common stock, including stock options, stock related to unvested restricted stock awards, and outstanding warrants to the extent dilutive.
The components of basic and diluted earnings per share, or EPS, are as follows:

	Three months ended March 31,
	2018	2019
Earnings per share
Net income attributable to common stockholders	$6,191	$1,992
Net income per share:
Basic	$0.35	$0.10
Diluted	$0.30	$0.09
Weighted Average Number of Common Shares Outstanding
Basic	17,658,611	20,498,104
Dilutive effect of stock options, restricted stock units, and warrants	2,826,142	1,477,840
Diluted	20,484,753	21,975,944

Notes to Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The following common share equivalents have been excluded from the calculation of weighted-average common shares outstanding, because the effect is anti-dilutive for the periods presented:

	Three months ended March 31,
	2018	2019
Anti-dilutive Disclosure
Stock options issued and outstanding	94,126	—

Management’s Discussion and Analysis
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
For the three months ended March 31, 2018 and 2019, total revenue was $53.0 million and $53.3 million, respectively. CPaaS revenue for the three months ended March 31, 2018 and 2019 was $38.9 million and $45.0 million, respectively, representing an increase of 16% in 2019. Net income for the three months ended March 31, 2018 and 2019 was $6.2 million and $2.0 million, respectively. For the three months ended March 31, 2018 and 2019, the number of active CPaaS customer accounts was 1,028 and 1,351, respectively, representing a year over year increase of 31% in 2019.

Management’s Discussion and Analysis
Key Performance Indicators
We monitor the following key performance indicators (“KPIs”) to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. We believe the following KPIs are useful in evaluating our business:

	Three months ended March 31,
	2018	2019

	(Dollars in thousands)
Number of active CPaaS customers (as of period end)	1,028	1,351
Dollar-based net retention rate	115%	111%
Adjusted EBITDA	$10,665	$(1,663)
Free cash flow	$9,841	$(10,869)
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
For the three months ended March 31, 2018 and 2019, revenue from active CPaaS customer accounts represented approximately 99% of total CPaaS revenue.
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

Management’s Discussion and Analysis
Key Components of Statements of Operations
Revenue
We generate a majority of our revenue from our CPaaS segment. CPaaS revenue is derived from voice usage, phone number services, 911-enabled phone number services, messaging services and other services. We generate a portion of our CPaaS revenue from usage-based fees which include voice calling and messaging services.
For the three months ended March 31, 2018 and 2019, we generated 63% and 65% of our CPaaS revenue, respectively, from usage-based fees. We also earn monthly fees from services such as phone number services and 911 access service. For the three months ended March 31, 2018 and 2019, we generated 35% and 33% of our CPaaS revenue, respectively, in each period from monthly per unit fees. The remaining 2% of our CPaaS revenue is generated from other miscellaneous services.
The remainder of our revenue is generated by our Other segment. Other revenue is composed of revenue earned from our legacy services and indirect revenue. Other revenue as a percentage of total revenue is expected to continue to decline over time.
We recognize accounts receivable at the time the customer is invoiced. Additionally, we record a receivable and revenue for unbilled revenue if the services have been delivered and are billable in subsequent periods. Unbilled revenue made up 42% and 47% of outstanding accounts receivable, net of allowance for doubtful accounts as of March 31, 2018 and 2019, respectively.
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

Management’s Discussion and Analysis
Research and Development
Research and development (“R&D”) consists primarily of personnel costs (including non-cash stock-based compensation expenses), outsourced software development and engineering service and cloud infrastructure fees for staging and development of outsourced engineering services. We capitalize the portion of our software development costs in instances where we invest resources to develop software for internal use. We plan to continue to invest in R&D to enhance current product offerings and develop new services.
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
Income Taxes
For the three months ended March 31, 2018 and 2019, our effective tax rate was 29.8% and 135.3%, respectively. The increase in our effective tax rate is primarily due to the impact of stock compensation tax deductions from stock option exercises and restricted stock unit vesting.

Management’s Discussion and Analysis
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
We add back depreciation and amortization, and stock-based compensation, because they are non-cash items. We eliminate the impact of these non-cash items because we do not consider them indicative of our core operating performance. Their exclusion facilitates comparisons of our operating performance on a period-to-period basis. Therefore, we believe showing gross margin, as Non-GAAP to remove the impact of these non-cash expenses, such as depreciation and amortization and stock-based compensation, is helpful to investors in assessing our gross profit and gross margin performance in a way that is similar to how management assesses our performance.
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
Consolidated

	Three months ended March 31,
	2018	2019

	(In thousands)
Consolidated Gross Profit	$27,648	$24,555
Depreciation	1,064	1,293
Stock-based compensation	18	56
Non-GAAP Gross Profit	$28,730	$25,904
Non-GAAP Gross Margin %	54%	49%

Management’s Discussion and Analysis
By Segment
CPaaS

	Three months ended March 31,
	2018	2019

	(In thousands)
CPaaS Gross Profit	$16,992	$19,713
Depreciation	1,064	1,293
Stock-based compensation	18	56
Non-GAAP Gross Profit	$18,074	$21,062
Non-GAAP CPaaS Gross Margin %	46%	47%
Other
There are no Non-GAAP adjustments to gross profit for the Other segment.
Adjusted EBITDA
We define Adjusted EBITDA as net income, adjusted to reflect the addition or elimination of certain income statement items including, but not limited to:
•income tax provision (benefit);
•interest income, net;
•depreciation and amortization expense;
•stock-based compensation expense;
•impairment of intangible assets, if any; and
•loss (gain) on disposal of property and equipment, if any.

Management’s Discussion and Analysis
Adjusted EBITDA is a key measure used by management to understand and evaluate our core operating performance and trends, to generate future operating plans and to make strategic decisions regarding the allocation of capital. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis.

	Three months ended March 31,
	2018	2019

	(In thousands)
Net income	$6,191	$1,992
Income tax provision (benefit) (1)	2,634	(7,635)
Interest income, net	(49)	(201)
Depreciation	1,222	2,079
Amortization	165	130
Stock-based compensation	493	1,676
Loss on disposal of property and equipment	9	296
Adjusted EBITDA	$10,665	$(1,663)
________________________
(1) Includes $5,262 of tax benefits associated with the exercise of stock options and vesting of restricted stock units in the three months ended March 31, 2019.
Non-GAAP Net Income (Loss)
We define Non-GAAP net income (loss) as net income adjusted for certain items affecting period-to-period comparability. Non-GAAP net income (loss) excludes:
•stock-based compensation;
•amortization of acquired intangible assets related to the acquisition of Dash Carrier Services, LLC;
•impairment charges of intangibles assets, if any;
•loss (gain) on disposal of property and equipment;
•estimated tax impact of above adjustments;
•income tax benefit resulting from excess tax benefits associated with the exercise of stock options and vesting of restricted stock units; and
•benefit resulting from the release of the valuation allowance on our deferred tax assets (“DTA”).
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

Management’s Discussion and Analysis

	Three months ended March 31,
	2018	2019

	(In thousands)
Net income	$6,191	$1,992
Stock-based compensation	493	1,676
Amortization related to acquisitions	130	130
Loss on disposal of property and equipment	9	296
Estimated tax effects of adjustments	(160)	(539)
Income tax benefit of option exercises	—	(5,262)
Income tax benefit of vesting restricted stocks units	—	(760)
Non-GAAP net income (loss)	$6,663	$(2,467)
Non-GAAP net income (loss) per Non-GAAP share
Basic	$0.38	$(0.12)
Diluted	$0.33	$(0.12)

Non-GAAP Weighted Average Number of Shares outstanding
Non-GAAP Basic Shares	17,658,611	20,498,104
Non-GAAP Diluted Shares	20,484,753	20,498,104
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

	Three months ended March 31,
	2018	2019

	(In thousands)
Net cash provided by (used in) operating activities	$11,243	$(9,035)
Net cash used in investing in capital assets (1)	(1,402)	(1,834)
Free cash flow	$9,841	$(10,869)
________________________
(1) Represents the acquisition cost of property, equipment and capitalized development costs for software for internal use.

Management’s Discussion and Analysis
Results of Operations
Consolidated Results of Operations
The following table sets forth the consolidated statements of operations for the periods indicated.

	Three months ended March 31,
	2018	2019

	(In thousands)
Revenue:
CPaaS revenue	$38,897	$45,013
Other revenue	14,115	8,308
Total revenue	53,012	53,321
Cost of revenue:
CPaaS cost of revenue	21,905	25,300
Other cost of revenue	3,459	3,466
Total cost of revenue	25,364	28,766
Gross profit:
CPaaS	16,992	19,713
Other	10,656	4,842
Total gross profit	27,648	24,555
Operating expenses:
Research and development	3,781	7,717
Sales and marketing	4,522	8,349
General and administrative	10,569	14,333
Total operating expenses	18,872	30,399
Operating income (loss)	8,776	(5,844)
Other income, net
Interest income, net	49	201
Income (loss) before income taxes	8,825	(5,643)
Income tax (provision) benefit	(2,634)	7,635
Net income	$6,191	$1,992

Management’s Discussion and Analysis
The following table sets forth our results of operations as a percentage of our total revenue for the periods presented. *

	Three months ended March 31,
	2018	2019
Revenue:
CPaaS revenue	73%	84%
Other revenue	27%	16%
Total revenue	100%	100%
Cost of revenue:
CPaaS cost of revenue	41%	47%
Other cost of revenue	7%	7%
Total cost of revenue	48%	54%
Gross profit:
CPaaS	32%	37%
Other	20%	9%
Total gross profit	52%	46%
Operating expenses:
Research and development	7%	14%
Sales and marketing	9%	16%
General and administrative	20%	27%
Total operating expenses	36%	57%
Operating income (loss)	17%	(11)%
Other income, net
Interest income, net	—%	—%
Income (loss) before income taxes	17%	(11)%
Income tax (provision) benefit	(5)%	14%
Net income	12%	4%
(*) Columns may not foot due to rounding.

Management’s Discussion and Analysis
Comparison of the Three Months Ended March 31, 2018 and 2019
Revenue

	Three months ended March 31,
	2018	2019	Change

	(Dollars in thousands)
CPaaS revenue	$38,897	$45,013	$6,116	16%
Other revenue	14,115	8,308	(5,807)	(41)%
Total revenue	$53,012	$53,321	$309	1%
For the three months ended March 31, 2019, total revenue increased by $0.3 million, or 1%, compared to the same period in 2018, and CPaaS revenue increased by $6.1 million, or 16%, compared to the same period in 2018. The increase in CPaaS revenue was primarily attributable to an increase in the usage of all our service offerings, particularly our voice and messaging usage, which accounted for $7.8 million of the increase in CPaaS revenue, and our phone number services and 911-enabled phone number services, which accounted for $1.8 million of the increase in CPaaS revenue. This increase in CPaaS revenue was partially offset by $3.5 million related to pricing decreases that we have implemented over time with our customers in the form of lower usage prices to increase the reach and scale of our platform. The changes in usage and price in the three months ended March 31, 2019 compared to the same period in 2018 were reflected in our dollar-based net retention rate of 111%. The increase in usage was also attributable to a 31% increase in the number of active CPaaS customer accounts, from 1,028 as of March 31, 2018 to 1,351 as of March 31, 2019. In addition, revenue from new CPaaS customers contributed $2.0 million, or 5%, to CPaaS revenue for the three months ended March 31, 2019 compared to $2.4 million, or 8% to CPaaS revenue in the same period in 2018. As a percentage of total revenue, CPaaS revenue increased from 73% in the three months ended March 31, 2018 to 84% in the same period in 2019. Other revenue decreased by $5.8 million, or 41%, due to lower indirect revenue which decreased by $5.2 million, primarily from a one-time legal settlement in the three months ended March 31, 2018.
As of the three months ended March 31, 2018, the Company recognized $6.3 million of revenue related to this settlement. Excluding this settlement, for the three months ended March 31, 2019, other revenue increased by $0.5 million, or 6% and total revenue increased by $6.6 million or 14%, compared to the same period in 2018.
Cost of Revenue and Gross Margin

	Three months ended March 31,
	2018	2019	Change

	(Dollars in thousands)
Cost of revenue:
CPaaS cost of revenue	$21,905	$25,300	$3,395	15%
Other cost of revenue	3,459	3,466	7	—%
Total cost of revenue	$25,364	$28,766	$3,402	13%
Gross profit	$27,648	$24,555	$(3,093)	(11)%
Gross margin:
CPaaS	44%	44%
Other	75%	58%
Total gross margin	52%	46%

Management’s Discussion and Analysis
For the three months ended March 31, 2019, total gross profit decreased by $3.1 million, or 11%, compared to the same period in 2018. Total gross margin decreased from 52% to 46% during the same period, primarily from revenue recognized related to a one-time legal settlement in the three months ended March 31, 2018. As of the three months ended March 31, 2018, the Company recognized $6.3 million of revenue related to this settlement. Excluding this settlement, for the three months ended March 31, 2018, total gross profit was $21.4 million or 46%. Excluding this settlement, total gross profit increased by $3.2 million for the three months ended March 31, 2019, as compared to the same period in 2018, with gross margin remaining constant at 46%. In the three months ended March 31, 2019, CPaaS cost of revenue increased by $3.4 million, or 15% compared to the same period in 2018. CPaaS cost of revenue increased primarily due to an increase in voice usage costs of $0.7 million due to growth in minutes used by customers, partially offset by a decrease in the cost per minute from vendors. Network costs also increased $2.0 million due to network expansions and personnel costs. Cost of messaging increased by $0.6 million due to growth in messages used by customers and increased cost per message from vendors. Cost of phone numbers increased by $0.2 million, offset by a $0.1 million decrease in 911 enabled numbers costs. In each of the three-month periods ended March 31, 2018 and 2019, CPaaS gross margin was 44%. Excluding depreciation and stock-based compensation of $1.1 million in the three months ended March 31, 2018 and $1.3 million in the same period in 2019, CPaaS Non-GAAP gross margin was 46% and 47% for the three months ended March 31, 2018 and 2019, respectively, and total Non-GAAP gross margin was 54% and 49% for the same periods.
Other cost of revenue did not change, primarily due to a $0.3 million increase in cost of indirect revenue related to messaging surcharges and cost of carrier access revenue offset by a $0.3 million decrease as a result of churn in legacy services.
Operating Expenses

	Three months ended March 31,
	2018	2019	Change

	(Dollars in thousands)
Research and development	$3,781	$7,717	$3,936	104%
Sales and marketing	4,522	8,349	3,827	85%
General and administrative	10,569	14,333	3,764	36%
Total operating expenses	$18,872	$30,399	$11,527	61%
For the three months ended March 31, 2019, R&D expenses increased by $3.9 million, or 104%, compared to the same period in 2018. This increase was primarily due to increased personnel costs of $3.4 million and other non-headcount costs of $0.5 million.
For the three months ended March 31, 2019, sales and marketing expenses increased by $3.8 million, or 85%, compared to the same period in 2018 primarily due to an overall increase in sales personnel costs of $2.8 million and other non-headcount costs of $1.0 million.
For the three months ended March 31, 2019, general and administrative expenses increased by $3.8 million, or 36%, compared to the same period in 2018. This increase was due to higher personnel cost of $1.9 million, professional expenses of $0.4 million, hosted software costs of $0.4 million, facilities expense of $0.3 million, depreciation costs of $0.5 million and other non-headcount costs of $0.3 million, which contributed to the overall increase in general and administrative expenses.
Interest Income, Net
For the three months ended March 31, 2019, interest income increased by $0.2 million compared to the same period in 2018, due to a $0.4 million increase in interest income offset by $0.2 million of interest expense.

Management’s Discussion and Analysis
Income Tax (Provision) Benefit
For the three months ended March 31, 2019, income tax expense decreased by $10.3 million compared to the same period in 2018. The effective tax rate for the three months ended March 31, 2019 was 135.3% compared to 29.8% in the same period in 2018. The increase in our effective tax rate is primarily due to the impact of stock compensation tax deductions from stock option exercises and restricted stock unit vesting.
Liquidity and Capital Resources
To date, our principal sources of liquidity have been the proceeds of $74.4 million from our initial public offering in November 2017 and $147.4 million from our follow-on public offering in March 2019, each net of underwriting discounts and commissions, in addition to free cash flow driven by payments received from customers using our services. We believe that our cash and cash equivalents balances, our marketable securities portfolio, our credit facility and the cash flows generated by our operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our belief may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors.” We may be required to seek additional equity or debt financing in order to meet these future capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.
Statement of Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
	2018	2019

	(In thousands)
Net cash provided by (used in) operating activities	$11,243	$(9,035)
Net cash used in investing activities	(9,900)	(43,824)
Net cash (used in) provided by financing activities	(240)	150,453
Net increase in cash, cash equivalents, and restricted cash	$1,103	$97,594
Cash Flows from Operating Activities
For the three months ended March 31, 2019, cash used in operating activities was $9.0 million, consisting of net income of $2.0 million adjusted for non-cash items. These non-cash items included depreciation and amortization expense of $2.2 million, stock-based compensation expenses of $1.7 million, loss on disposal of property and equipment of $0.3 million, offset by deferred tax benefit of $7.7 million and cash used by changes in operating assets and liabilities of $7.5 million. Cash generated from operating assets and liabilities included a decrease in deferred costs of $0.6 million. Offsetting these cash generating items in assets and liabilities were an increase in accounts receivable of $3.9 million, an increase in prepaid expenses and other assets of $1.6 million, a decrease in accrued expenses and other liabilities of $1.7 million, a decrease in deferred revenue of $0.5 million and an decrease in accounts payable of $0.4 million.
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

Management’s Discussion and Analysis
receivable and prepaid expenses of $3.2 million and $0.5 million, respectively, and decreases in accrued expenses and accounts payable of $1.2 million and $0.7 million, respectively.
Cash Flows from Investing Activities
For the three months ended March 31, 2019, cash used in investing activities from continuing operations was $43.8 million from the investment in marketable securities of $51.0 million, the purchase of property and equipment of $1.2 million and capitalized internally developed software costs of $0.6 million, partially offset by maturities of marketable securities of $9.0 million.
For the three months ended March 31, 2018, cash used in investing activities from continuing operations was $9.9 million from investments in marketable securities of $8.5 million, the purchase of property and equipment of $1.0 million and capitalized internally developed software costs of $0.4 million.
Cash Flows from Financing Activities
For the three months ended March 31, 2019, cash provided by financing activities from continuing operations was $150.5 million consisting primarily of $147.4 million in proceeds from the follow-on public offering, $3.9 million in proceeds from the exercises of stock options, partially offset by $0.6 million in value of equity awards withheld for tax liabilities, $0.1 million in payments related to the cost of the follow-on public offering and $0.1 million in payments of debt issuance cost.
For the three months ended March 31, 2018, cash used in financing activities from continuing operations was $0.2 million consisting primarily of $0.3 million in costs from the initial public offering, partially offset by $0.1 million in proceeds from the issuances of common stock.
Debt
On March 1, 2019, we amended and restated our Credit and Security Agreement with KeyBank National Association. The agreement is for a $25.0 million revolving loan, which includes a swing line of up to $1.0 million and limits letters of credit commitments to a maximum of $2.5 million. The term of the amended and restated Credit and Security Agreement is three years and matures on March 1, 2022. This agreement requires that a specified minimum liquidity amount must be maintained in cash and cash equivalents at all times and that we meet a minimum revenue clause on a quarterly basis.
As of December 31, 2018 and March 31, 2019, we had $0 outstanding on the revolving loan and were in compliance with all financial and non-financial covenants for all periods presented. The available borrowing capacity under our revolving credit facility loan was $25.0 million as of March 31, 2019.
As of December 31, 2018 and March 31, 2019, the outstanding unamortized loan fees for the revolving loan were $0.1 million and were included in other long-term assets.

Management’s Discussion and Analysis
Contractual Obligations and Other Commitments
The following table summarizes our non-cancellable contractual obligations as of March 31, 2019:

	Total	Less than 1 year	1 to 2 Years	3 to 5 Years	More than 5 years

	(In thousands)
Operating leases (1)	$32,132	$5,956	$12,923	$12,660	$593
Purchase obligations (2)	8,453	6,648	1,681	124	—
Total	$40,585	$12,604	$14,604	$12,784	$593
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
There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 15, 2019.

Recently Issued Accounting Guidance
See Note 2, “Summary of Significant Accounting Policies,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for a summary of recently adopted accounting standards and recent accounting pronouncements not yet adopted.

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
Interest Rate Risk
Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents of $138.9 million and marketable securities of $59.5 million as of March 31, 2019, which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of interest bearing checking accounts and money market accounts. Marketable securities consist of U.S. treasury securities not otherwise classified as cash equivalents.
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
Our debt is comprised of a revolving line of credit account, which had no amount outstanding as of March 31, 2019. Loans under the Credit Agreement will bear interest at the highest of (i) the bank’s prime rate, (ii) the federal funds effective rate plus 0.5 percent, and (iii) the London Interbank Offered Rate plus 1.00 percent. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
Foreign Currency Risk
Our customers consume our services primarily in the United States. Our revenue and expenses are denominated in U.S. dollars and as a result we have no foreign currency risk as of March 31, 2019.
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

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Phone Recovery Services, LLC (“Phone Recovery Services”) acting or purporting to act on behalf of applicable jurisdictions, or the applicable county or city itself, has filed multiple lawsuits against us and/or one of our subsidiaries alleging that we failed to bill, collect and remit certain taxes and surcharges associated with the provision of 911 services in the Superior Court of the State of Rhode Island and the Court of Common Pleas of Allegheny County, Pennsylvania. To date, we have not received any material adverse decision in connection with those matters. The case in Allegheny County, Pennsylvania has been stayed pending the outcome of a related proceeding before the Federal Communications Commission (“FCC”).
We face similar lawsuits brought directly by various state and local governments alleging underpayment of 911 taxes and surcharges, although we understand that Phone Recovery Services may be working in conjunction with each state or local government as a consultant on a contingency basis. The following county or municipal governments have named us in lawsuits associated with the collection and remittance of 911 taxes and surcharges: Birmingham Emergency Communications District, Alabama; Clayton County, Cobb County, DeKalb County, Fulton County, Gwinnett County, Macon-Bibb County, Georgia and Columbus Consolidated Government, Georgia (collectively, the “Georgia Cases”); Cook County and Kane County Illinois; City of Chicago, Illinois; the State of Illinois (collectively, the “Illinois Case”); Beaver County, Berks County, Bucks County, Butler County, Chester County, Clarion County, Cumberland County, Dauphin County, Delaware County, Lancaster County, Lebanon County, Mercer County, Somerset County, Washington County, Westmoreland County, and York County, Pennsylvania (collectively, the “Pennsylvania Cases”); and Richland County, Charleston County, Dorchester County, and Town of Summerville, South Carolina. The complaints allege that we failed to bill, collect and remit certain taxes and surcharges associated with 911 service pursuant to applicable laws. The Georgia Cases have been closed administratively during the appeal of a related case in the Georgia courts. On February 18, 2019, the Georgia Supreme Court ruled on that appeal, ordering dismissal of the counties’ damages claims for lack of legal authority. The Georgia Cases may be reopened, or they may be dismissed based on the Georgia Supreme Court’s decision. In addition to the Georgia Cases, Augusta-Richmond County, Bartow County, Chatham County, Cherokee County, City of Atlanta, City of Savannah, Forsyth County, Houston County and Spalding County, Georgia previously indicated intent to initiate legal proceedings against us with allegations substantially similar to those in the Georgia Cases. The Georgia Supreme Court’s decision dated February 18, 2019, may affect these matters as well. The Pennsylvania Case in Butler County, Pennsylvania was dismissed in August 2016 and that dismissal is currently on appeal; the remaining Pennsylvania Cases have been stayed until the appeal of the dismissal of the Butler County, Pennsylvania Case is resolved. On April 26, 2019, the Pennsylvania Supreme Court upheld the dismissal of the Butler County, Pennsylvania Case. The remaining Pennsylvania Cases have not yet been dismissed, but we anticipate the dismissal of the remaining Pennsylvania Cases based on the dismissal of the Butler County, Pennsylvania Case. The Illinois Case was dismissed by the trial court in December 2016; Phone Recovery Services timely filed a notice of appeal, the Illinois appellate court reversed the December 2016 dismissal, and in February 2019 the Illinois Supreme Court declined to review the Illinois appellate court’s reversal of the December 2016 dismissal of the Illinois Case. The mandate returning the Illinois Case to the trial court issued in April 2019.
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
The market for cloud communications is rapidly evolving, significantly fragmented and highly competitive, with relatively low barriers to entry in some segments. The principal competitive factors in our market include completeness of offering, credibility with enterprises and developers, global reach, ease of integration and programmability, product features, platform scalability, reliability, security and performance, brand awareness and reputation, the strength of sales and marketing efforts, customer support, as well as the cost of deploying and using our services. Our competitors fall into two primary categories:
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
We presently operate in the United States, provide certain limited services in Canada, and are expanding our operations to include international offerings. Our IP voice network, which is at the core of our product offerings, is located in the United States. Our current and potential competitors have developed and may develop in the future product solutions that are available internationally as well as domestically. To the extent that customers seek product solutions that include support and scaling internationally, they may choose to use other service providers to fill their communication service needs before we can fully develop our international offerings. Furthermore, while we believe the U.S. market is sufficiently large and expanding to allow us to continue to grow our business, we may face slower growth due to our relative lack of exposure to international markets. Each of these factors could lead to reduced revenue, slower growth and lower brand name recognition amongst our industry competitors, any or all of which could harm our business, results of operations and financial condition.
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

Our ability to grow and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing customers and to have them increase their usage of our Bandwidth Communications Platform. If our customers do not increase their use of our services, then our revenue may decline and our results of operations may be harmed. Customers generally are charged based on the usage of our services. Most of our customers do not have long-term contractual financial commitments to us and, therefore, most of our customers may reduce or cease their use of our services at any time without penalty or termination charges. We cannot accurately predict customers’ usage levels and the loss of customers or reductions in their usage levels of our services may each have a negative impact on our business, results of operations and financial condition and may cause our dollar-based net retention rate to decline in the future if our customers are not satisfied with our services. If a significant number of customers cease using, or reduce their usage of, our services, then we may be required to spend significantly more on sales and marketing than we currently plan to spend in order to maintain or increase revenue from customers. Such additional sales and marketing expenditures could adversely affect our business, results of operations and financial condition.
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
Our ability to attract new customers and increase revenue from existing customers depends in part on our ability to enhance and improve our existing services, increase adoption and usage of our services and introduce new services. The success of any enhancements or new services depends on several factors, including timely completion, adequate quality testing, actual performance quality, market-accepted pricing levels and overall market acceptance. Enhancements and new services that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, may have interoperability difficulties with our Bandwidth Communications Platform or other services or may not achieve the broad market acceptance necessary to generate significant revenue. We also must integrate with a variety of network, hardware, mobile and software platforms and technologies, which requires us to enhance and modify our products and our Bandwidth Communications Platform to adapt to changes and innovation in these technologies. For example, wireline and wireless telephone providers or cell-phone operating system providers such as Apple and Google may develop new applications or functions intended to filter unwanted phone calls or messages, and such applications or functions may inadvertently filter desired calls or messages to or from our customers. In certain instances, the introduction of new services requires the successful development of new technology. To the extent that upgrades of existing technology are required for the introduction of new services, the success of these upgrades also may be dependent on reaching mutually acceptable terms with vendors and on vendors meeting their obligations in a timely manner.
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
We are launching our operations internationally, which exposes us to significant risks.
As part of our growth strategy, we are expanding our operations to include international offerings. We expect, in the future, to hire additional employees to provide international support to our existing U.S.-based customers and may, in the future, open foreign offices in order to reach new customers and further support our existing U.S.-based customers. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. We have limited experience with international operations, and our international expansion efforts may not be successful.
In addition, we will face risks in doing business internationally that could adversely affect our business, including:
•exposure to political developments in the United Kingdom (“U.K.”), including the anticipated departure of the U.K. from the European Union (“EU”), which has created an uncertain political and economic environment, instability for businesses and volatility in global financial markets;
•difficulties in managing and staffing international operations, including difficulties related to the increased operations, travel, infrastructure and legal compliance costs associated with numerous international locations;
•our ability to effectively price our products in competitive international markets;
•new and different sources of competition;
•costs associated with network service providers outside of the United States;
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
We, along with many other telecommunications companies and similar service providers, currently are subject to litigation and a civil investigation regarding our billing, collection and remittance of non-income-based taxes and other similar charges regarding 911 services alleged to apply in certain states, counties, and municipalities located in Alabama, Georgia, Illinois, North Carolina, Pennsylvania, Rhode Island, and South Carolina. See the section titled “Item 3. Legal Proceedings.” We may face similar litigation in other jurisdictions in the future. While we are vigorously defending these lawsuits, litigation is inherently uncertain. Tax assessments, penalties and interest or future requirements arising from these lawsuits, or any other lawsuits that may arise in other jurisdictions, may adversely affect our business, results of operations and financial condition.
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
Our operations are subject to regulation at the national level and, often, at the state and local levels. Our operations will become subject to additional regulation by other countries as we expand to international markets. Changes to existing regulations or rules, or the failure to regulate going forward in areas historically regulated on matters such as network neutrality, licensing fees, environmental, health and safety, privacy, intercarrier compensation, emergency 911 services interconnection and other areas, in general or particular to our industry, may increase costs, restrict operations or decrease revenue. As we expand internationally, we will also become subject to telecommunications laws and regulations in the foreign countries where we offer our products. Our international operations are subject to country-specific governmental regulation that may increase our costs or impact our products and Bandwidth Communications Platform or prevent us from offering or providing our products in certain countries. Our inability or failure to comply with telecommunications and other laws and regulations could cause the temporary or permanent suspension of our operations, and if we cannot provide emergency calling functionality through our Bandwidth Communications Platform to meet any new federal or state requirements, or any applicable requirements from other countries, the competitive advantages that we currently have may not persist, adversely affecting our ability to obtain and to retain enterprise customers which could have an adverse impact on our business.
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
We are subject to privacy and data security obligations in the United States. Any failure to comply with applicable laws, regulations or contractual obligations may harm our business, results of operations and financial condition. The FCC, other Federal agencies or state attorneys’ general could fine or subject us to other adverse actions that may negatively impact our business reputation. If we are subject to an investigation or suffer a breach, we may incur costs or be subject to forfeitures and penalties that could reduce our profitability.

We are subject to privacy and data security laws and regulations that impose obligations in connection with the collection, processing and use of personal data. Federal and state laws or proposed laws impose limits on, or requirements regarding, the collection, distribution, use, security and storage of personally identifiable information (“PII”) of individuals. We see increased regulation of data privacy and security, including the adoption of more stringent subject matter specific state laws in the United States. For example, in 2018, California enacted the California Consumer Privacy Act (“CCPA”), which becomes effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the United States, which could increase our potential liability and adversely affect our business.
We also may be bound by contractual obligations relating to our collection, use and disclosure of personal data or may find it necessary or desirable to join industry or other self-regulatory bodies or other privacy or security related organizations that require compliance with their rules pertaining to privacy and data protection.
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
Any failure or perceived failure by us, our products or the Bandwidth Communications Platform to comply with new or existing U.S. privacy or data security laws, regulations, policies, industry standards or contractual or legal obligations, or any security incident that results in the unauthorized access to, or acquisition, release or transfer of, PII or other customer data may result in governmental investigations, inquiries, enforcement actions and prosecutions, private litigation, fines and penalties, adverse publicity or potential loss of business.
Our business is subject to complex and evolving foreign laws and regulations regarding privacy, data protection and other matters relating to information collection.
There are numerous foreign laws, regulations and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure and protection of PII and other personal or customer data, the scope of which is continually evolving and subject to differing interpretations. We must comply with applicable laws, regulations and directives and we may be subject to significant consequences, including penalties and fines, for our failure to comply.
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
In addition, in order to procure, distribute and retain telephone numbers in the EU, we will be required to register with the local telecommunications regulatory authorities, some of which have been increasingly monitoring and regulating the categories of phone numbers that are eligible for provisioning to our customers. We are in the process of registering in various countries in which we do business, but in some countries, the regulatory regime around provisioning of phone numbers is unclear, subject to change over time, and sometimes may conflict from jurisdiction to jurisdiction. Furthermore, these regulations and governments’ approach to their enforcement, as well as our products and services, are still evolving and we may be unable to maintain compliance with applicable regulations, or enforce compliance by our customers, on a timely basis or without significant cost. Also, compliance with these types of regulation may require changes in products or business practices that result in reduced revenue. If we or our customers use phone numbers in these countries in a manner that violates applicable rules and regulations, we may also be subject to significant penalties or governmental action, including government-initiated audits and, in extreme cases, may be precluded from doing business in that particular country. In the event of such non-compliance, we may be forced to reclaim phone numbers from our customers, which could result in loss of customers, breach of contract claims, loss of revenue and reputational harm, all of which could have a material adverse effect on our business, results of operations and financial condition.
We face exposure to foreign currency exchange rate fluctuations, and such fluctuations could adversely affect our business, results of operations and financial condition.
As we launch our international operations, we face exposure to the effects of fluctuations in currency exchange rates. While we have primarily transacted in U.S. dollars, we have transacted with partners in Europe in British Pounds and Euros. We expect to expand the number of transactions with customers and partners that are denominated in foreign currencies in the future as we expand our business internationally. We also incur expenses for some of our network service provider costs outside of the United States in local currencies and for employee compensation and other operating expenses in local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in an increase to the U.S. dollar equivalent of such expenses.
In addition, our international subsidiaries maintain net assets denominated in currencies other than the functional operating currencies of these entities. As we expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar may affect our results of operations due to transactional and translational remeasurements. Such foreign currency exchange rate fluctuations could make it more difficult to detect underlying trends in our business and results of operations. The trading price of our Class A common stock also could be adversely affected if fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors and securities analysts who follow our stock.
We do not currently maintain a program to hedge transactional exposures in foreign currencies. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.
We may be exposed to liabilities under anti-corruption, export control and economic sanction regulations, and similar laws and regulations, and any determination that we violated any of these laws or regulations could have a material adverse effect on our business.
As we launch our international offerings, we are subject to the Foreign Corrupt Practice Act (“FCPA”), the U.K. Bribery Act and other laws that prohibit improper payments or offers of payments to foreign governments and their officials, political parties, and/or private parties by persons and entities for the purpose of obtaining or retaining business. Our international activities create the risk of unauthorized payments or offers of payments by one of our employees or consultants, even though these parties are not always subject to our control. Our policies prohibit these practices by our employees and consultants, although our existing safeguards and any future improvements may prove to be less than effective, and our employees or consultants may engage in conduct for which we might be held responsible. Violations of the FCPA, the U.K. Bribery Act or other laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results, and financial condition.
Our products and services may be subject to export control and economic sanctions regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Our products and services must be offered and sold in compliance with these laws and regulations. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining proper consent, we could face liability. In addition, changes in our products or services, changes in applicable regulations, or change in the target of such regulations, could also result in decreased use of our products and services, or in our decreased ability to sell our products or provide our services to existing or prospective customers with international operations. Any decreased use of our products and services or limitation on our ability to export our products and provide our services could adversely affect our business, results of operations and financial condition.
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
Our ability to compete effectively is dependent in large part upon the maintenance and protection of systems and software that we have developed internally, including some systems and software based on open standards. We cannot patent much of the technology that is important to our business. In addition, any pending patent applications may not be granted, and any issued patent that we own may be challenged, narrowed, invalidated or circumvented. To date, we have relied on patent, copyright and trade secret laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our rights to our technology. While we typically enter into confidentiality agreements with our employees, consultants, customers, and vendors in an effort to control access to and distribution of technology, software, documentation and other information, these agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any rights against such party. Policing unauthorized use of our technology is difficult. The steps we take may not prevent misappropriation of the technology we rely on. In addition, effective protection may be unavailable or limited in some jurisdictions outside the United States. Litigation may be necessary in the future to enforce or protect our rights or to determine the validity and scope of the rights of others. That litigation could cause us to incur substantial costs and divert resources away from our daily business, which in turn could adversely affect our business, results of operations and financial condition.
The unlicensed use of our brands by third parties could harm our reputation, cause confusion among our customers or impair our ability to market our services. Accordingly, we have registered numerous trademarks and service marks and have applied for registration of our trademarks and service marks in the United States to establish and protect our brand names as part of our intellectual property strategy. We do not currently have any registered trademarks in any jurisdiction outside of the United States and the laws of some countries do not protect intellectual property and other proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying, transfer and use of our proprietary technology or information may increase. We cannot assure you that our pending or future trademark applications will be approved. Although we anticipate that we would be given an opportunity to respond to any such rejections, we may be unable to overcome any such rejections. In addition, in proceedings before the United States Patent and Trademark Office third parties are given an opportunity to oppose pending trademark applications and seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. In the event that our trademarks are successfully challenged, we could be forced to rebrand our services, which could result in loss of brand name recognition. Moreover, successful opposition to our applications might encourage third parties to make additional oppositions or commence trademark infringement proceedings against us, which could be costly and time consuming to defend against. If we decide to take limited or no action to protect our trademarks, our trademark rights may be diluted and subject to challenge or invalidation, which could materially and adversely affect our brand in the marketplace. Certain of the trademarks we may use may become so well known by the public that their use becomes generic and they lose trademark protection. Over the long term, if we are unable to establish name recognition based on our trademark and tradenames, then we may not be able to compete effectively and our business may be adversely affected. Further, we cannot assure you that competitors will not infringe our trademarks or that we will have adequate resources to enforce our trademarks.
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
Network providers also may institute additional fees due to regulatory, competitive or other industry-related changes that increase our costs. For example, we expect a major U.S. cellular carrier to introduce in 2019 a new service offering for Application to Person (“A2P”), SMS messages that will add a new fee for A2P SMS messages delivered to its subscribers. While we may be able to negotiate with network providers, absorb the increased costs, or charge these costs to our customers, we cannot assure you that we will be able to do so. In the case of new A2P SMS fees, we expect to pass these fees on to our customers who send SMS messages to this carrier's subscribers. This is expected to increase our revenue and cost of goods sold, but is not expected to impact the gross profit received for sending these messages. However, these changes may still have a negative impact on our gross margins mathematically. We also may not be able to effectively respond to any new fees if all network providers in a particular market impose equivalent fee structures, if the magnitude of the fees is disproportionately large when compared to the underlying prices paid by our customers, or if the market conditions limit our ability to increase the prices we charge our customers.
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
Our credit facility contains certain restrictive covenants that either limit our ability to, or require a mandatory prepayment in the event we, among other things, incur additional indebtedness, issue guarantees, create liens on assets, make certain investments, merge with or acquire other companies, change business locations, pay dividends or make certain other restricted payments, transfer or dispose of assets, enter into transactions with affiliates and enter into various specified transactions. We, therefore, may not be able to engage in any of the foregoing transactions unless we obtain the consent of our lenders or prepay the outstanding amount under our credit facility. Our credit facility also contains certain financial covenants and financial reporting requirements. Our obligations under our credit facility are secured by all of our property, with certain exceptions. We may not be able to generate sufficient liquidity or CPaaS Revenue to meet the financial covenants or pay the principal and interest under our credit facility. Furthermore, future working capital, borrowings or equity financing could be unavailable to repay or refinance the amounts outstanding under our credit facility. In the event of a liquidation, all outstanding principal and interest would have to be repaid prior to distribution of assets to unsecured creditors, and the holders of our Class A and Class B common stock would receive a portion of any liquidation proceeds only if all of our creditors, including our lenders, were first repaid in full.
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
Prior to our initial public offering, there was no public market for shares of our Class A common stock. On November 10, 2017, we sold shares of our Class A common stock to the public at $20.00 per share. From November 10, 2017, the date that our Class A common stock began trading on the NASDAQ Global Select Market, through April 30, 2019, the trading price of our Class A common stock has ranged from $18.05 per share to $76.11 per share. The trading price of our Class A common stock may continue to be volatile and could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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

The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial public offering, including our directors, executive officers and significant stockholders and their respective affiliates who held in the aggregate 73.5% of the voting power of our capital as of March 31, 2019. This limits or precludes your ability to influence corporate matters, including the election of directors, amendments to our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class A common stock has one vote per share, and our Class B common stock has ten votes per share. As of March 31, 2019, our directors, executive officers and holders of more than 5% of our common stock, and their respective affiliates, hold in the aggregate 73.5% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments to our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
If all or substantially all of the holders of our Class B common stock convert their shares into Class A common stock voluntarily or otherwise, Mr. Morken may control approximately 57.3% of the combined voting power of our outstanding capital stock. As a result, Mr. Morken may have the ability to control the appointment of our management, the entering into of mergers, sales of substantially all or all of our assets and other extraordinary transactions and influence amendments to our certificate of incorporation and bylaws. If Mr. Morken controls a majority of the voting power of our outstanding capital stock, he would have the ability to control the vote in any election of directors and would have the ability to prevent any transaction that requires shareholder approval regardless of whether other shareholders believe the transaction is in our best interests. In any of these matters, the interests of Mr. Morken may differ from or conflict with your interests. Moreover, this concentration of ownership may also adversely affect the trading price for our Class A common stock to the extent investors perceive disadvantages in owning stock of a company with a controlling shareholder.

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

Item 2. Unregistered Sales of Equity Securities
Unregistered Sales of Equity Securities
None.
Use of Proceeds from Public Offering of Common Stock
In March 2019, we sold 2,875,000 shares of our Class A common stock at a public offering price of $54.25 per share, including shares sold in connection with the exercise of the underwriters’ option to purchase additional shares. The offer and sale of all the shares in the follow-on public offering were registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333-228939), which was declared effective by the SEC on February 4, 2019. We received proceeds of $147.4 million, after deducting underwriting discounts and commissions of $8.6 million. In addition, we incurred expenses of approximately $0.8 million; thus, the net offering proceeds, after deducting underwriting discounts and offering expenses, were approximately $146.6 million. We invested the funds received in accordance with our board-approved investment policy, which provides for investments in obligations of the U.S. government, money market instruments, registered money market funds and corporate bonds. The underwriters of our follow-on public offering were Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc., Baird & Co. Incorporated, Canaccord Genuity LLC and JMP Securities LLC.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation.	Q3 10-Q	001-38285	3.1	12/14/2017
3.2	Second Amended and Restated Bylaws.	Q3 10-Q	001-38285	3.2	12/14/2017
10.1	Office Lease, by and between WP Propco III, LLC and Bandwidth Inc., dated January 1, 2019, Venture III amendment.	10-K	001-38285	10.23	2/15/2019
10.2	Office Lease, by and between WP Propco III, LLC and Bandwidth Inc., dated January 1, 2019, Venture I amendment.	10-K	001-38285	10.24	2/15/2019
10.3	Credit and Security Agreement, dated as of November 4, 2016 as amended and restated as of March 1, 2019, among Bandwidth Inc., KeyBank National Association, and KeyBanc Capital Markets Inc.	8-K	001-38285	10.1	3/4/2019
31.1	Certificate of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
101.INS	XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.				Filed herewith
101.SCH	XBRL Taxonomy Schema Document.				Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith
∗The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

BANDWIDTH INC.

Date:	May 3, 2019	By:	/s/ David A. Morken
David A. Morken
Chief Executive Officer
(Principal Executive Officer)

Date:	May 3, 2019	By:	/s/ Jeffrey A. Hoffman
Jeffrey A. Hoffman
Chief Financial Officer
(Principal Accounting and Financial Officer)