Form 10-Q
period 2019-06-30
Bandwidth Inc.
filed 2019-08-02
CIK 1514416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________________

FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

As of July 31, 2019, 17,762,688 shares of the registrant’s Class A common stock and 5,627,060 shares of registrant’s Class B common stock were outstanding, respectively.

Bandwidth Inc.
Quarterly Report on Form 10-Q
For the Three Months Ended June 30, 2019

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Bandwidth Inc.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	December 31,	June 30,
	2018	2019
Assets
Current assets:
Cash and cash equivalents	$41,261	$140,091
Marketable securities	17,400	55,839
Accounts receivable, net of allowance for doubtful accounts	24,009	26,695
Prepaid expenses and other current assets	6,114	8,541
Deferred costs	2,630	2,053
Total current assets	91,414	233,219
Property and equipment, net	25,136	31,799
Intangible assets, net	7,089	6,829
Deferred costs, non-current	1,828	1,038
Other long-term assets	727	2,128
Goodwill	6,867	6,867
Deferred tax asset	17,359	31,615
Total assets	$150,420	$313,495
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,418	$3,089
Accrued expenses and other current liabilities	21,393	24,120
Current portion of deferred revenue	5,324	4,887
Advanced billings	2,588	2,676
Total current liabilities	32,723	34,772
Deferred rent, net of current portion	2,503	3,698
Deferred revenue, net of current portion	6,424	5,900
Total liabilities	41,650	44,370
Stockholders’ equity:
Class A and Class B common stock	19	23
Additional paid-in capital	116,600	271,628
Accumulated deficit	(7,848)	(2,558)
Accumulated other comprehensive (loss) income	(1)	32
Total stockholders’ equity	108,770	269,125
Total liabilities and stockholders’ equity	$150,420	$313,495
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bandwidth Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019
Revenue	$48,304	$56,779	$101,316	$110,100
Cost of revenue	26,566	30,110	51,930	58,876
Gross profit	21,738	26,669	49,386	51,224
Operating expenses:
Research and development	4,435	7,656	8,216	15,373
Sales and marketing	4,654	8,514	9,176	16,863
General and administrative	11,490	14,282	22,059	28,615
Total operating expenses	20,579	30,452	39,451	60,851
Operating income (loss)	1,159	(3,783)	9,935	(9,627)
Other income, net	90	729	139	930
Income (loss) before income taxes	1,249	(3,054)	10,074	(8,697)
Income tax benefit	9,263	6,526	6,629	14,161
Net income	$10,512	$3,472	$16,703	$5,464

Net income per share:
Basic	$0.58	$0.15	$0.93	$0.25
Diluted	$0.50	$0.14	$0.80	$0.23
Weighted average number of common shares outstanding:
Basic	18,154,964	23,102,553	17,908,159	21,807,523
Diluted	20,893,653	24,447,417	20,866,777	23,262,496
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bandwidth Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019
Net income	$10,512	$3,472	$16,703	$5,464
Other comprehensive income
Unrealized gain (loss) on marketable securities, net of income taxes	4	13	(2)	21
Foreign currency translation	—	12	—	12
Total comprehensive income	$10,516	$3,497	$16,701	$5,497

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bandwidth Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Class A voting common Stock		Class B voting common Stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	4,197,831	$4	13,440,725	$13	$102,465	$—	$(25,771)	$76,711
Exercises of vested stock options	5,000	1	—	—	34	—	—	35
Exercise of warrants to purchase common stock	—	—	48,904	—	36	—	—	36
Costs in connection with initial public offering	—	—	—	—	(285)	—	—	(285)
Unrealized loss on marketable securities	—	—	—	—	—	(6)	—	(6)
Stock based compensation	—	—	—	—	493	—	—	493
Net income	—	—	—	—	—	—	6,191	6,191
Balance at March 31, 2018	4,202,831	5	13,489,629	13	102,743	(6)	(19,580)	83,175
Exercises of vested stock options	1,112,646	1	—	—	6,932	—	—	6,933
Vesting of restricted stock units	6,512	—	—	—	—	—	—	—
Conversion of Class B voting common stock to Class A voting common stock	6,052,910	6	(6,052,910)	(6)	—	—	—	—
Issuance of Class A voting common stock	330	—	—	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	—	4	—	4
Stock based compensation	—	—	—	—	762	—	—	762
Net income	—	—	—	—	—	—	10,512	10,512
Balance at June 30, 2018	11,375,229	12	7,436,719	7	110,437	(2)	(9,068)	101,386
Exercises of vested stock options	534,474	—	—	—	3,579	—	—	3,579
Vesting of restricted stock units	2,466	—	—	—	—	—	—	—
Conversion of Class B voting common stock to Class A voting common stock	435,313	—	(435,313)	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	(1)	—	(1)
Stock based compensation	—	—	—	—	762	—	—	762
Net income	—	—	—	—	—	—	2,510	2,510
Balance at September 30, 2018	12,347,482	12	7,001,406	7	114,778	(3)	(6,558)	108,236
Exercises of vested stock options	72,569	—	—	—	500	—	—	500
Vesting of restricted stock units	2,022	—	—	—	—	—	—	—
Conversion of Class B voting common stock to Class A voting common stock	490,674	1	(490,674)	(1)	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	—	2	—	2

Bandwidth Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

Stock based compensation	—	—	—	—	1,322	—	—	1,322
Net loss	—	—	—	—	—	—	(1,290)	(1,290)
Balance at December 31, 2018	12,912,747	13	6,510,732	6	116,600	(1)	(7,848)	108,770
Issuance of common stock in connection with follow on public offering, net of underwriting discounts	2,875,000	3	—	—	147,388	—	—	147,391
Costs in connection with public offering	—	—	—	—	(785)	—	—	(785)
Exercises of vested stock options	589,510	1	—	—	3,934	—	—	3,935
Vesting of restricted stock units	105,367	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(16,585)	—	—	—	(938)	—	—	(938)
Conversion of Class B voting common stock to Class A voting common stock	57,230	—	(57,230)	—	—	—	—	—
Adjustment to opening retained earnings due to adoption of ASC 606	—	—	—	—	—	—	(174)	(174)
Unrealized gain on marketable securities	—	—	—	—	—	8	—	8
Stock based compensation	—	—	—	—	1,676	—	—	1,676
Net income	—	—	—	—	—	—	1,992	1,992
Balance at March 31, 2019	16,523,269	17	6,453,502	6	267,875	7	(6,030)	261,875
Costs in connection with public offering	—	—	—	—	(49)	—	—	(49)
Exercises of vested stock options	366,405	—	—	—	2,446	—	—	2,446
Vesting of restricted stock units	20,003	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(3,665)	—	—	—	(274)	—	—	(274)
Conversion of Class B voting common stock to Class A voting common stock	826,441	1	(826,441)	(1)	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	—	13	—	13
Foreign currency translation	—	—	—	—	—	12	—	12
Stock based compensation	—	—	—	—	1,630	—	—	1,630
Net income	—	—	—	—	—	—	3,472	3,472
Balance at June 30, 2019	17,732,453	$18	5,627,061	$5	$271,628	$32	$(2,558)	$269,125
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bandwidth Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2018	2019
Operating activities
Net income	$16,703	$5,464
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,683	4,321
Accretion of bond discount	(26)	(478)
Amortization of debt issuance costs	32	139
Stock-based compensation	1,255	3,306
Deferred taxes	(6,677)	(14,263)
Loss on disposal of property and equipment	10	351
Changes in operating assets and liabilities:
Accounts receivable	(1,776)	(2,683)
Prepaid expenses and other assets	(620)	(3,586)
Deferred costs	225	1,290
Accounts payable	(2,375)	(95)
Accrued expenses and other liabilities	2,517	1,584
Deferred revenue and advanced billings	4,141	(1,047)
Deferred rent	1,025	285
Net cash provided by (used in) operating activities	17,117	(5,412)
Investing activities
Purchase of property and equipment	(3,113)	(7,844)
Capitalized software development costs	(1,547)	(1,675)
Proceeds from sale of property and equipment	3	—
Purchase of marketable securities	(13,995)	(55,933)
Maturities of marketable securities	3,000	18,000
Net cash used in investing activities	(15,652)	(47,452)
Financing activities
Proceeds from the follow-on public offering, net of underwriting discounts	—	147,391
Payment of costs related to the follow-on public offering	—	(755)
Payment of costs related to the initial public offering	(285)	—
Payments on capital leases	(50)	—
Payment of debt issuance costs	—	(125)
Proceeds from exercises of stock options	6,967	6,381
Proceeds from exercises of warrants	37	—
Equity awards withheld and paid for tax liabilities	—	(945)
Net cash provided by financing activities	6,669	151,947
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(1)
Net increase in cash, cash equivalents, and restricted cash	8,134	99,082
Cash, cash equivalents, and restricted cash, beginning of period	37,870	41,501
Cash, cash equivalents, and restricted cash, end of period	$46,004	$140,583

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$45	$96
Cash paid for taxes	$155	$157

Supplemental disclosure of noncash investing and financing activities
Purchase of property and equipment, accrued but not paid	$2,126	$2,725
Equity awards withheld for tax liabilities, accrued but not paid	$—	$267
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
Follow-on Public Offering
On March 11, 2019, the Company completed a follow-on public offering in which the Company sold 2,875,000 shares of its Class A common stock, including 375,000 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $54.25 per share. The Company received aggregate proceeds of $146,557, after deducting underwriting discounts and offering expenses paid and payable by the Company.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K filed with the SEC on February 15, 2019.
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

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Principles of Consolidation
The condensed consolidated financial statements include the accounts of Bandwidth Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the amounts reported in these financial statements and accompanying notes. Although the Company believes that the estimates it uses are reasonable, due to the inherent uncertainty involved in making these estimates, actual results reported in future periods could differ from those estimates. These estimates in the consolidated financial statements include, but are not limited to, allowance for doubtful accounts, recoverability of long lived and intangible assets, estimated period of benefit, valuation allowances on deferred tax assets, certain accrued expenses, and contingencies.
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
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:
For the six months ended June 30, 2019:

	December 31,	June 30,
	2018	2019
Cash and cash equivalents	$41,261	$140,091
Restricted cash	240	492
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$41,501	$140,583
For the six months ended June 30, 2018:

	December 31,	June 30,
	2017	2018
Cash and cash equivalents	$37,627	$45,806
Restricted cash	243	198
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$37,870	$46,004

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Restricted cash is primarily for Automated Clearing House availability, customer deposits, employee withholding tax liability not yet remitted, and for credit card security. The Company has classified this asset as a long-term asset in order to match the expected period of restriction and is included in Other long-term assets in the condensed consolidated balance sheets.
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
With regard to customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As of December 31, 2018, one customer represented approximately 18% of the Company’s accounts receivable, net of allowance for doubtful accounts. As of June 30, 2019, no individual customer represented more than 10% of the Company’s accounts receivable, net of allowance for doubtful accounts.
For the three and six months ended June 30, 2018 and 2019, no individual customer represented more than 10% of the Company’s total revenue.
Foreign currency translation
The Company has foreign operations with non-USD functional currencies. The Euro and British Pound are the functional currencies for the Company’s international operations. Foreign exchange gains and losses, which result from the process of remeasuring foreign currency transactions into the appropriate functional currency, are included in other income, net in the Company’s condensed consolidated statements of operations.
The impact of changes in foreign currency exchange rates resulting from the translation of foreign currency financial statements into U.S. dollars for financial reporting purposes is included in other comprehensive income, which is a separate component of stockholders’ equity. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average rates for the period.
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

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

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
The majority of the Company’s revenue is generated from usage-based fees earned from customers accessing the Company’s communications platform. Access to the Company’s communication platform is considered a series of distinct services, with continuous transfer of control to the customer, comprising one performance obligation and usage-based fees are recognized in revenue in the period the traffic traverses the Company’s network. For the three and six months ended June 30, 2018, the revenue from usage-based fees represented $25,582 and $50,150 of CPaaS revenue, respectively, and $6,578 and $18,742 of Other revenue, respectively. For the three and six months ended June 30, 2019, the revenue from usage-based fees represented $31,647 and $60,697 of CPaaS revenue, respectively, and $7,267 and $14,059 of Other revenue, respectively.
Revenue from service fees is recognized on a ratable basis as the service is provided, which is typically one month. For the three and six months ended June 30, 2018, the revenue from service fees represented $13,533 and $27,218 of CPaaS revenue, respectively, and $1,893 and $3,844 of Other revenue, respectively. For the three and six months ended June 30, 2019, the revenue from service fees represented $15,134 and $29,888 of CPaaS revenue, respectively, and $1,523 and $3,039 of Other revenue, respectively.
The remaining $718 and $1,362 for the three and six months ended June 30, 2018, respectively, and $1,208 and $2,417 for the three and six months ended June 30, 2019, respectively, are generated from other miscellaneous services.
Infrequently, Bandwidth’s contracts with customers may include multiple performance obligations. For such arrangements, revenues are allocated to each performance obligation based on its relative standalone selling price. Generally, standalone selling prices are determined based on the prices charged to similar customers for similar services.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

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
Contract Assets and Liabilities
The following table provides information about receivables and contract liabilities from contracts with customers:

June 30, 2019
Receivables (1)	$26,695
Contract liabilities (2)	10,787
________________________
(1) Included in accounts receivable, net of allowance on the consolidated balance sheet.
(2) Included in current portion of deferred revenue and deferred revenue, net of current portion on the condensed consolidated balance sheet.
Deferred revenue is recorded when cash payments are received in advance of future usage on contracts. Customer refundable payments are recorded as advanced billings. Revenue is typically recognized in the month following when service is rendered or, in the case of nonrefundable upfront fees, over the estimated period of benefit. During the three and six months ended June 30, 2019, the Company recognized revenue of $2,390 and $4,608, respectively, related to its contract liabilities. The Company expects to recognize $4,887 in revenue over the next twelve months related to its deferred revenue as of June 30, 2019.
Other than adoption of ASC 606, there were no changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the year ended December 31, 2018.
Recent Accounting Pronouncements Not Yet Adopted
In October 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-17, Consolidation (Topic 810), Targeted Improvements to Related Party Guidance for Variable Interest Entities, which addresses the cost and complexity of financial reporting associated with consolidation of variable interest entities (“VIE”). Since the Company will lose status as an emerging growth company as of December 31, 2019, which is the last day of the fiscal year, ASU 2018-17 will be effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The new guidance must be applied on a retrospective basis as a cumulative-effect adjustment as of the date of adoption. Management does not expect the adoption of this guidance to have a significant impact on the Company’s financial statements.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Since the Company will lose status as an emerging growth company as of December 31, 2019, which is the last day of the fiscal year, ASU 2018-15 will be effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.
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
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment. The ASU requires impairment charges to be based on the first step in today’s two-step impairment test. ASU 2017-04 is effective for public business entities that are SEC filers for annual and interim impairment tests performed in periods beginning after December 15, 2019, and early adoption is permitted. Management does not expect the adoption of this guidance to have a significant impact on the Company’s financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of Topic 326, Financial Instruments – Credit Losses. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies how to apply certain aspects of the new credit losses standard. These ASUs are effective for public business entities that are SEC filers for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company is evaluating the impact of this guidance on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases. The standard will affect all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee. For lessors, accounting for leases is substantially the same as in prior periods. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, to give entities another option for transition and to provide lessors with a practical expedient to reduce the cost and complexity of implementing the new standard. The transition option allows entities to not apply the new leases standard in the comparative periods they present in their financial statements in the year of adoption. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements, to clarify how to apply certain aspects of the new lease standard. Since the Company will lose status as an emerging growth company as of December 31, 2019, which is the last day of the fiscal year, ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

December 15, 2019, and early adoption is permitted. For leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. The Company expects the adoption of this standard to result in an increase to the reported assets and liabilities; however, it has not yet determined the full impact the adoption of this standard will have on its financial statements and related disclosures.

3. Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses approximate fair value as of December 31, 2018 and June 30, 2019 because of the relatively short duration of these instruments. Marketable securities consist of U.S. treasury securities not otherwise classified as cash equivalents. All marketable securities are considered to be available-for-sale and are recorded at their estimated fair values. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income.
The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following table summarizes the assets measured at fair value as of December 31, 2018 and June 30, 2019:

	Amortized cost or carrying value	Unrealized gains	Unrealized losses	Fair value measurements on a recurring basis December 31, 2018
				Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents:
Money market account	$8,194	$—	$—	$8,194	$—	$—	$8,194
U.S. Reverse repurchase agreements	26,000	—	—	—	26,000	—	26,000
Total included in cash and cash equivalents	34,194	—	—	8,194	26,000	—	34,194
Marketable securities:
U.S. treasury securities	17,402	—	(2)	17,400	—	—	17,400
Total marketable securities	17,402	—	(2)	17,400	—	—	17,400
Total financial assets	$51,596	$—	$(2)	$25,594	$26,000	$—	$51,594

	Amortized cost or carrying value	Unrealized gains	Unrealized losses	Fair value measurements on a recurring basis June 30, 2019
				Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents:
Money market account	$19,002	$—	$—	$19,002	$—	$—	$19,002
U.S. Reverse repurchase agreements	115,000	—	—	—	115,000	—	115,000
Total included in cash and cash equivalents	134,002	—	—	19,002	115,000	—	134,002
Marketable securities:
U.S. treasury securities	55,810	29	—	55,839	—	—	55,839
Total marketable securities	55,810	29	—	55,839	—	—	55,839
Total financial assets	$189,812	$29	$—	$74,841	$115,000	$—	$189,841

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The Company classifies its marketable securities as current assets as they are available for current operating needs. The following table summarizes the contractual maturities of marketable securities as of June 30, 2019:

	Amortized cost	Aggregate fair value
Financial assets:
Less than one year	$55,810	$55,839
Total	$55,810	$55,839
As of June 30, 2019, there were no securities in an unrealized loss position. During the three and six months ended June 30, 2018, there were $3,000 in maturities of marketable securities. During the three and six months ended June 30, 2019, there were $9,000 and $18,000 in maturities of marketable securities, respectively. Interest earned on marketable securities was $32 and $48 in the three and six months ended June 30, 2018, respectively, and $3 and $6 in the three and six months ended June 30, 2019, respectively, and is recorded as other income, net, in the accompanying condensed consolidated statements of operations and comprehensive income.

4. Financial Statement Components
Accounts receivable, net of allowance for doubtful accounts consist of the following:

	December 31,	June 30,
	2018	2019
Trade accounts receivable	$13,620	$12,706
Unbilled accounts receivable	11,174	14,901
Allowance for doubtful accounts	(906)	(1,093)
Other accounts receivable	121	181
Total accounts receivable, net	$24,009	$26,695

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Components of allowance for doubtful accounts are as follows:

	Three months ended June 30,		Six months ended June 30,
Allowance for doubtful accounts:	2018	2019	2018	2019
Balance, beginning of period	$(1,290)	$(1,018)	$(32,463)	$(906)
Charged to bad debt expense	(209)	(284)	(210)	(416)
Deductions (1)	209	209	265	229
Billings deemed not probable of collection (2)	(183)	—	(301)	—
Write-off of previously outstanding and fully reserved billings related to settlement (3)	—	—	24,968	—
Revenue recognized from outstanding billings previously deemed uncollectible related to settlement (3)	—	—	6,268	—
Balance, end of period	$(1,473)	$(1,093)	$(1,473)	$(1,093)

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
Accrued expenses and other current liabilities consisted of the following:

	December 31,	June 30,
	2018	2019
Accrued expense	$8,292	$11,410
Accrued compensation and benefits	7,323	6,298
Accrued sales, use, and telecom related taxes	4,742	5,238
Deferred rent, current portion	298	316
Other accrued expenses	738	858
Total accrued expenses and other current liabilities	$21,393	$24,120

5. Property and Equipment
Property and equipment, net consisted of the following:

	December 31,	June 30,
	2018	2019
Furniture and fixtures	$1,741	$2,086
Computer and office equipment	7,662	7,946
Telecommunications equipment	30,694	35,865
Leasehold improvements	2,438	3,467
Software development costs	16,293	19,746
Automobile	10	10
Total cost	58,838	69,120
Less—accumulated depreciation	(33,702)	(37,321)
Total property and equipment, net	$25,136	$31,799

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The Company capitalized $1,106 and $1,547 of software development costs in the three and six months ended June 30, 2018, respectively, and $1,080 and $1,675 in the three and six months ended June 30, 2019, respectively.
Amortization expense related to capitalized software development costs were $425 and $873 for the three and six months ended June 30, 2018, respectively, and $384 and $1,173 for the three and six months ended June 30, 2019, respectively.
The Company recognized depreciation expense, which includes amortization of capitalized software development costs, as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019
Cost of revenue	$1,015	$1,530	$2,078	$2,823
Research and development	31	63	61	131
Sales and marketing	12	24	22	52
General and administrative	108	365	227	1,055
Total depreciation expense	$1,166	$1,982	$2,388	$4,061

6. Intangible Assets
Intangible assets, net consisted of the following as of December 31, 2018:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Amortization Period
				(Years)
Customer relationships	$10,396	$(4,071)	$6,325	20
Domain name and related trademarks	2,678	(2,678)	—	3–7
Licenses, amortizable	341	(341)	—	2
Non-compete agreements	139	(139)	—	2–5
Developed technology	775	(775)	—	3
Licenses, indefinite lived	764	—	764	Indefinite
Total intangible assets, net	$15,093	$(8,004)	$7,089
Intangible assets, net consisted of the following as of June 30, 2019:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Amortization Period
				(Years)
Customer relationships	$10,396	$(4,331)	$6,065	20
Domain name and related trademarks	2,678	(2,678)	—	3–7
Licenses, amortizable	341	(341)	—	2
Non-compete agreements	139	(139)	—	2–5
Developed technology	775	(775)	—	3
Licenses, indefinite lived	764	—	764	Indefinite
Total intangible assets, net	$15,093	$(8,264)	$6,829
Amortization expense for definite lived intangible assets was $130 and $295 for the three and six months ended June 30, 2018, respectively, and $130 and $260 for the three and six months ended June 30, 2019, respectively. The remaining amortization period for definite lived intangible assets is 12 years.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Future estimated amortization expense for definite lived intangible assets is as follows:

As of June 30, 2019
2019 (remaining)	$260
2020	520
2021	520
2022	520
2023	520
Thereafter	3,725
$6,065

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
On June 4, 2019, KeyBank National Association and Pacific Western Bank entered into an Assignment and Acceptance Agreement, whereby KeyBank National Association, as the Assignor, sold and assigned $10,000 of the Company's Revolving Credit Commitment to Pacific Western Bank, the Assignee. KeyBank National Association retains $15,000 of the Revolving Credit Commitment.
As of December 31, 2018 and June 30, 2019, the Company had $0 outstanding on the revolving loan and was in compliance with all financial and non-financial covenants for all periods presented. The available borrowing capacity under the revolving loan was $25,000 as of June 30, 2019.
As of December 31, 2018 and June 30, 2019, the outstanding unamortized loan fees associated with the revolving loan were $136 and $122, respectively, and were included in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheets. On March 1, 2019, previous unamortized loan fees of $125 associated with the Credit and Security agreement prior to the amendment and restatement were expensed to interest expense, which is included in other income, net on the condensed consolidated statements of operations.
Capital Leases
The Company leased various equipment under leases accounted for as capital leases with expiration dates through December 2018. As of December 31, 2018, cost and accumulated depreciation of the assets under capital leases recorded by the Company were $1,951 and $1,884, respectively. As of June 30, 2019, cost and accumulated depreciation of the assets under capital leases recorded by the Company were $1,959 and $1,898, respectively. There were no remaining payments due on the Company’s capital lease obligations as of June 30, 2019.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

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

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019
CPaaS
Revenue	$39,833	$47,989	$78,730	$93,002
Cost of revenue	23,137	26,473	45,042	51,773
Gross profit	$16,696	$21,516	$33,688	$41,229
Other
Revenue	$8,471	$8,790	$22,586	$17,098
Cost of revenue	3,429	3,637	6,888	7,103
Gross profit	$5,042	$5,153	$15,698	$9,995
Consolidated
Revenue	$48,304	$56,779	$101,316	$110,100
Cost of revenue	26,566	30,110	51,930	58,876
Gross profit	$21,738	$26,669	$49,386	$51,224
The Company's assets were primarily held in the United States as of December 31, 2018 and June 30, 2019. Assets held outside of the United States as of December 31, 2018 and June 30, 2019 were not material.
The Company generates its revenue primarily in the United States. Revenue by geographic area is detailed in the table below (which is determined based on the customer billing address):

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019
CPaaS
United States	$39,753	$47,907	$78,532	$92,851
International	80	82	198	151
Total	$39,833	$47,989	$78,730	$93,002

Other
United States	$8,401	$8,722	$22,446	$16,951
International	70	68	140	147
Total	$8,471	$8,790	$22,586	$17,098

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

9. Stockholders’ Equity
Preferred Stock
As of December 31, 2018 and June 30, 2019, the Company had authorized 10,000,000 shares of undesignated preferred stock, par value $0.001, of which no shares were issued and outstanding.
Common Stock
As of December 31, 2018 and June 30, 2019, the Company had authorized 100,000,000 shares of Class A common stock with one vote per share and 20,000,000 shares of Class B common stock with ten votes per share, each par value $0.001. As of December 31, 2018, 12,912,747 and 6,510,732 shares of Class A and B common stock, respectively, were issued and outstanding. As of June 30, 2019, 17,732,453 and 5,627,060 shares of Class A and B common stock, respectively, were issued and outstanding.
Shares of Class B common stock are convertible into shares of Class A common stock upon the stockholder’s voluntary written notice to the Company’s transfer agent or a transfer by the stockholder, subject to limited exceptions for transfers for estate planning purposes.
The Company had reserved shares of Class A common stock for issuance as follows:

	December 31,	June 30,
	2018	2019
Stock options issued and outstanding	1,937,370	977,154
Nonvested restricted stock units issued and outstanding	324,252	427,494
Stock-based awards available for grant under the 2017 Plan	896,760	1,313,785
	3,158,382	2,718,433

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

Notes to Condensed Consolidated Financial Statements (continued)
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
Stock options

The following summarizes the stock option activity for the periods presented:

	Number of options outstanding	Weighted- average exercise price (per share)	Weighted- average remaining contract life (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2018	1,937,370	$7.41	4.00	$64,596
Granted	—	—
Exercised	(955,915)	6.68		48,602
Forfeited or cancelled	(4,301)	10.98
Outstanding as of June 30, 2019	977,154	$8.11	3.98	$65,382

Options vested and exercisable at June 30, 2019	791,472	$6.90	3.14	$53,915
Options vested and expected to vest as of June 30, 2019	973,332	$8.09	3.97	$65,149
Aggregate intrinsic value represents the difference between the option exercise price and the fair value of the Company’s Class A common stock price as reported on the NASDAQ Global Select Market.
The weighted average grant-date fair value of stock options granted was $11.10 for the six months ended June 30, 2018. No options were granted for the three months ended June 30, 2018 and the three and six months ended June 30, 2019.
The total estimated grant date fair value of options vested was $360 and $471 for the three and six months ended June 30, 2018, respectively, and $223 and $280 for the three and six months ended June 30, 2019, respectively.
As of June 30, 2019, total unrecognized compensation cost related to all non-vested stock options was $840, which will be amortized over a weighted-average period of 1.72 years.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Restricted Stock Units
The following summarizes the restricted stock unit activity for the periods presented:

	Number of awards outstanding	Weighted-average grant date fair value (per share)
Nonvested RSUs as of December 31, 2018	324,252	$26.95
Granted	231,758	43.67
Vested	(125,370)	30.09
Forfeited or cancelled	(3,146)	36.85
Nonvested RSUs as of June 30, 2019	427,494	$35.03
As of June 30, 2019, total unrecognized compensation cost related to non-vested RSUs was $13,818, which will be amortized over a weighted-average period of 3.18 years.
Stock-Based Compensation Expense
The Company recognized total stock-based compensation expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019
Cost of revenue	$32	$50	$49	$106
Research and development	129	358	203	730
Sales and marketing	140	292	218	612
General and administrative	461	930	785	1,858
Total	$762	$1,630	$1,255	$3,306

11. Commitments and Contingencies
Operating Leases
The Company leases office space under operating lease agreements that expire at various dates beginning in 2021 and extend through 2025 in several locations within the United States including its headquarters, which is located in Raleigh, NC.
On January 1, 2019, the Company entered into an amendment to an office building lease relating to 117,719 square feet of office space, which includes the Company’s headquarters. The amendment provides an additional 30,114 square feet to the previous 87,605 square feet and extends the lease term to January 31, 2024. In addition, this amendment gives the Company the option to extend the lease for an additional five-year term. The amendment to the office building lease commenced in April 2019. On May 29, 2019, the Company further amended the lease to provide an additional 2,322 square feet for a total of 120,041 square feet of office space. This amendment commenced in June 2019.
On April 4, 2019, the Company entered into an amendment to an office building lease relating to 9,408 square feet of office space. The amendment provides an additional 5,286 square feet to the previous 4,122 square feet and extends the lease term to September 30, 2024. In addition, this amendment gives the Company the option to extend the lease for an additional five-year term. The amendment to the office building lease commenced in July 2019.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The leases contain escalation clauses and various landlord concessions, including a tenant improvement allowance. The Company recognizes the total minimum lease payments on a straight-line basis over the term of the lease.
Future minimum lease payments required under operating leases are as follows:

As of June 30, 2019
2019 (remaining)	$3,078
2020	6,430
2021	6,587
2022	6,301
2023	5,926
Thereafter	2,936
$31,258
The Company incurred rent expense of $1,022 and $1,955 for the three and six months ended June 30, 2018, respectively, and $1,434 and $2,653 for the three and six months ended June 30, 2019, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations.
On January 1, 2019, the Company entered into an amendment to an office building lease relating to 40,657 square feet of office space, which the Company sub-leases to a related party, Republic Wireless, Inc. (“Republic”). The amendment gives the Company the options to extend the lease for an additional period of approximately 18 months and a subsequent additional five-year term. The amendment to the office building lease commenced in January 2019. On May 29, 2019, the Company further amended the sub-lease to reduce the square feet of office space sub-leased to 17,073. No other terms were amended. The amendment to the office building sub-lease commenced in June 2019.
The Company recorded a reduction of rent expense of $251 and $502 related to the sublease agreement for the three and six months ended June 30, 2018, respectively, and $200 and $451 for the three and six months ended June 30, 2019, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations.
Future minimum sub-lease receipts required under the non-cancellable lease are as follows:

As of June 30, 2019
2019 (remaining)	$221
2020	447
2021	457
2022	249
$1,374
Contractual Obligations
On October 25, 2015, the Company entered into an agreement with a telecommunications service provider. The service agreement requires the Company to pay a monthly recurring charge beginning on January 1, 2016 associated with the services received. The service agreement is non-cancellable and contains annual minimum commitments of $1,200, to be fulfilled over five years or for as long as the Company continues to receive services from this vendor. In addition, as of June 30, 2019 the Company has $4,789 in other non-cancellable purchase obligations, consisting of primarily network equipment maintenance and software license contracts, of which $4,098 will be fulfilled within a year.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Legal Matters
The Company is involved as a defendant in various lawsuits alleging that the Company failed to bill, collect and remit certain taxes and surcharges associated with the provision of 911 services pursuant to applicable laws in various jurisdictions. In August 2016, the Company received a Civil Investigative Demand from the Consumer Protection Division of the North Carolina Department of Justice, though the Company has not been served with a complaint in connection with that investigation. The North Carolina Department of Justice is investigating the billing, collection and remission of certain taxes and surcharges associated with 911 service pursuant to applicable laws of the State of North Carolina.
While the results of these legal proceedings cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

12. Employee Benefit Plan
The Company sponsors a defined contribution 401(k) plan which allows eligible employees to defer a portion of their compensation. The Company, at its discretion, may make matching contributions. The Company made matching contributions of $259 and $546 for the three and six months ended June 30, 2018, respectively, and $373 and $886 for the three and six months ended June 30, 2019, respectively.

13. Income Taxes
At the end of each interim reporting period, the Company determines the income tax provision by using an estimate of the annual effective tax rate, adjusted for discrete items occurring in the quarter. The effective income tax rate reflects the effect of federal and state income taxes and the permanent impacts of differences in book and tax accounting.
The Company’s effective tax rate was (741.6)% and (65.8)% for the three and six months ended June 30, 2018, respectively, and 213.7% and 162.8% for the three and six months ended June 30, 2019, respectively. The change in tax rate is primarily due to the change in book income and the impact of stock compensation tax deductions.
The Company’s effective tax rate for the three and six months ended June 30, 2019, is higher than the U.S. federal statutory rate of 21.0% primarily due to the impact of stock compensation tax deductions.

14. Related Parties
On April 20, 2015, the Company created a wholly owned subsidiary, Republic, which was incorporated in Delaware. On November 30, 2016, the Company completed a pro-rata distribution of the common stock of Republic to its stockholders of record as of the close of business (the “Spin-Off”). In connection with the Spin-Off on November 30, 2016, the Company and Republic entered into certain agreements in order to govern the ongoing relationships between the two companies after the Spin-Off and to provide for an orderly transition. The agreements include a Transition Services Agreement, Facilities Sharing Agreement, Tax Sharing Agreement, and Master Services Agreement. The equity holders of Bandwidth pre-initial public offering are comprised of substantially the same individuals and entities that are the equity owners of Republic. The Company has determined the equity owners of Republic are related parties of Bandwidth. The Company has certain involvement with Republic via ongoing services arrangements, with these ongoing services arrangements creating a variable interest in Republic. The Company assessed the relationship with Republic under guidance for variable interest entities. Because investors in Republic have disproportionate voting rights, the Company concluded that Republic is a VIE, but Bandwidth is not a primary beneficiary. The Company’s maximum exposure to loss relating to this variable interest entity is limited to amounts due under the service agreements between the Company and Republic.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The Company received compensation of $22 and $50 for the three and six months ended June 30, 2018, respectively, and $0 for the three and six months ended June 30, 2019, which is included in general and administrative expenses in the condensed consolidated statements of operations. No amounts were due to the Company under the Transition Services Agreement as of December 31, 2018 and June 30, 2019.
The Company received rental payments under the Facilities Sharing Agreement of $251 and $502 for the three and six months ended June 30, 2018, respectively, and $200 and $451 for the three and six months ended June 30, 2019, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations. No amounts were due to the Company under the Facilities Sharing Agreement as of December 31, 2018 and June 30, 2019.
The Tax Sharing Agreement governs rights and obligations after the Spin-Off regarding income taxes and other taxes, including tax liabilities and benefits, attributes, returns and contests. There are no amounts outstanding or payable under this agreement as of December 31, 2018 and June 30, 2019.
The Master Services Agreement specifies certain wholesale telecommunications services to be provided by the Company. The agreement is cancellable at any time by either party. The Company provided telecommunication services to Republic of $1,005 and $1,991 for the three and six months ended June 30, 2018, respectively, and $677 and $1,569 for the three and six months ended June 30, 2019, respectively. The Company recognized such amounts as revenue in the accompanying condensed consolidated statements of operations. As of December 31, 2018 and June 30, 2019, the Company had a receivable of $327 and $235, respectively, under the Master Services Agreement.
On March 1, 2019 an amendment to the current Master Services Agreement was executed. Pursuant to the terms of the new agreement, Republic receives reduced pricing on its messaging services, effective April 1, 2019. All other terms and conditions of the existing agreement remain. On June 20, 2019, Republic executed a further amendment to the current Master Services Agreement. Pursuant to the terms of the June 20, 2019 amendment, Republic receives reduced pricing on its outbound voice services effective on June 20, 2019. Republic also executed a revenue commitment schedule on June 20, 2019. Pursuant to the revenue commitment schedule, Republic agreed to spend a minimum of $100 per month during the 11-month period commencing July 1, 2019 through May 31, 2020.
Subsequent to the expiration of the 180-day blackout window on May 9, 2018, Republic employees that held Bandwidth stock options began exercising their options. Upon exercise, Bandwidth withholds the employee tax amounts due from the proceeds. Bandwidth had collected on behalf of, and remitted withholding tax to, Republic of $6,475 for the three and six months ended June 30, 2018, and $714 and $1,327 for the three and six months ended June 30, 2019, respectively, and had a related payable of $0 as of June 30, 2019.

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

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The components of basic and diluted earnings per share, or EPS, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019

Net income attributable to common stockholders	$10,512	$3,472	$16,703	$5,464
Net income per share:
Basic	$0.58	$0.15	$0.93	$0.25
Diluted	$0.50	$0.14	$0.80	$0.23
Weighted Average Number of Common Shares Outstanding
Basic	18,154,964	23,102,553	17,908,159	21,807,523
Dilutive effect of stock options, restricted stock units, and warrants	2,738,689	1,344,864	2,958,618	1,454,973
Diluted	20,893,653	24,447,417	20,866,777	23,262,496
The following common share equivalents have been excluded from the calculation of weighted-average common shares outstanding, because the effect is anti-dilutive for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019
Anti-dilutive Disclosure
Stock options issued and outstanding	—	—	15,603	—

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
For the three months ended June 30, 2018 and 2019, total revenue was $48.3 million and $56.8 million, respectively. CPaaS revenue for the three months ended June 30, 2018 and 2019 was $39.8 million and $48.0 million, respectively, representing an increase of 20% in 2019. Net income for the three months ended June 30, 2018 and 2019 was $10.5 million and $3.5 million, respectively. For the three months ended June 30, 2018 and 2019, the number of active CPaaS customer accounts was 1,092 and 1,467, respectively, representing a year over year increase of 34% in 2019.

Management’s Discussion and Analysis
Key Performance Indicators
We monitor the following key performance indicators (“KPIs”) to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. We believe the following KPIs are useful in evaluating our business:

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019

	(Dollars in thousands)
Number of active CPaaS customers (as of period end)	1,092	1,467	1,092	1,467
Dollar-based net retention rate	119%	113%	117%	112%
Adjusted EBITDA	$3,218	$24	$13,883	$(1,639)
Free cash flow	$2,616	$(4,062)	$12,457	$(14,931)
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
For the three and six months ended June 30, 2018 and 2019, revenue from active CPaaS customer accounts represented approximately 99% of total CPaaS revenue.
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
For the three months ended June 30, 2018 and 2019, we generated 64% and 66% of our CPaaS revenue, respectively, from usage-based fees. We also earn monthly fees from services such as phone number services and 911 access service. For the three months ended June 30, 2018 and 2019, we generated 34% and 32% of our CPaaS revenue, respectively, in each period from monthly per unit fees. The remaining 2% of our CPaaS revenue is generated from other miscellaneous services.
For the six months ended June 30, 2018 and 2019, we generated 64% and 65% of our CPaaS revenue, respectively, from usage-based fees. We also earn monthly fees from services such as phone number services and 911 access service. For the six months ended June 30, 2018 and 2019, we generated 35% and 32% of our CPaaS revenue, respectively, in each period from monthly per unit fees. The remaining 1% to 3% of our CPaaS revenue is generated from other miscellaneous services.
The remainder of our revenue is generated by our Other segment. Other revenue is composed of revenue earned from our legacy services and indirect revenue. Other revenue as a percentage of total revenue is expected to continue to decline over time.
We recognize accounts receivable at the time the customer is invoiced. Additionally, we record a receivable and revenue for unbilled revenue if the services have been delivered and are billable in subsequent periods. Unbilled revenue made up 47% and 56% of outstanding accounts receivable, net of allowance for doubtful accounts as of June 30, 2018 and 2019, respectively.
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
Income Taxes
For the three months ended June 30, 2018 and 2019, our effective tax rate was (741.6)% and 213.7%, respectively. The increase in our effective tax rate is primarily due to the change in book income before taxes and the impact of stock compensation tax deductions from stock option exercises and restricted stock unit vesting.
For the six months ended June 30, 2018 and 2019, our effective tax rate was (65.8)% and 162.8%, respectively. The increase in our effective tax rate is primarily due to the change in book income before taxes and the impact of stock compensation tax deductions from stock option exercises and restricted stock unit vesting.

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
Consolidated

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019

	(In thousands)
Consolidated Gross Profit	$21,738	$26,669	$49,386	$51,224
Depreciation	1,015	1,530	2,078	2,823
Stock-based compensation	32	50	49	106
Non-GAAP Gross Profit	$22,785	$28,249	$51,513	$54,153
Non-GAAP Gross Margin %	47%	50%	51%	49%

Management’s Discussion and Analysis
By Segment
CPaaS

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019

	(In thousands)
CPaaS Gross Profit	$16,696	$21,516	$33,688	$41,229
Depreciation	1,015	1,530	2,078	2,823
Stock-based compensation	32	50	49	106
Non-GAAP Gross Profit	$17,743	$23,096	$35,815	$44,158
Non-GAAP CPaaS Gross Margin %	45%	48%	45%	47%
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

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019

	(In thousands)
Net income	$10,512	$3,472	$16,703	$5,464
Income tax benefit (1)	(9,263)	(6,526)	(6,629)	(14,161)
Interest income, net	(90)	(719)	(139)	(920)
Depreciation	1,166	1,982	2,388	4,061
Amortization	130	130	295	260
Stock-based compensation	762	1,630	1,255	3,306
Loss on disposal of property and equipment	1	55	10	351
Adjusted EBITDA	$3,218	$24	$13,883	$(1,639)
________________________
(1) Includes excess tax benefits associated with the exercise of stock options and vesting of restricted stock units of $7,052 in the three and six months ended June 30, 2018, and $5,717 and $11,739 in the three and six months ended June 30, 2019, respectively.
Non-GAAP Net Income (Loss)
We define Non-GAAP net income (loss) as net income (loss) adjusted for certain items affecting period-to-period comparability. Non-GAAP net income (loss) excludes:
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

Management’s Discussion and Analysis

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019

	(In thousands)
Net income	$10,512	$3,472	$16,703	$5,464
Stock-based compensation	762	1,630	1,255	3,306
Amortization related to acquisitions	130	130	260	260
Loss on disposal of property and equipment	1	55	10	351
Estimated tax effects of adjustments	(229)	(465)	(391)	(1,004)
Income tax benefit of option exercises	(7,052)	(5,544)	(7,052)	(10,806)
Income tax benefit of vesting restricted stocks units	—	(173)	—	(933)
Non-GAAP net income (loss)	$4,124	$(895)	$10,785	$(3,362)
Non-GAAP net income (loss) per Non-GAAP share
Basic	$0.23	$(0.04)	$0.60	$(0.15)
Diluted	$0.20	$(0.04)	$0.52	$(0.15)

Non-GAAP Weighted Average Number of Shares outstanding
Non-GAAP Basic Shares	18,154,964	23,102,553	17,908,159	21,807,523
Non-GAAP Diluted Shares	20,893,653	23,102,553	20,866,777	21,807,523
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

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019

	(In thousands)
Net cash provided by (used in) operating activities	$5,874	$2,420	$17,117	$(5,412)
Net cash used in investing in capital assets (1)	(3,258)	(6,482)	(4,660)	(9,519)
Free cash flow	$2,616	$(4,062)	$12,457	$(14,931)
________________________
(1) Represents the acquisition cost of property, equipment and capitalized development costs for software for internal use.

Management’s Discussion and Analysis
Results of Operations
Consolidated Results of Operations
The following table sets forth the consolidated statements of operations for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019

	(In thousands)
Revenue:
CPaaS revenue	$39,833	$47,989	$78,730	$93,002
Other revenue	8,471	8,790	22,586	17,098
Total revenue	48,304	56,779	101,316	110,100
Cost of revenue:
CPaaS cost of revenue	23,137	26,473	45,042	51,773
Other cost of revenue	3,429	3,637	6,888	7,103
Total cost of revenue	26,566	30,110	51,930	58,876
Gross profit:
CPaaS	16,696	21,516	33,688	41,229
Other	5,042	5,153	15,698	9,995
Total gross profit	21,738	26,669	49,386	51,224
Operating expenses:
Research and development	4,435	7,656	8,216	15,373
Sales and marketing	4,654	8,514	9,176	16,863
General and administrative	11,490	14,282	22,059	28,615
Total operating expenses	20,579	30,452	39,451	60,851
Operating income (loss)	1,159	(3,783)	9,935	(9,627)
Other income, net
Interest income, net	90	719	139	920
Other income, net	—	10	—	10
Income (loss) before income taxes	1,249	(3,054)	10,074	(8,697)
Income tax benefit	9,263	6,526	6,629	14,161
Net income	$10,512	$3,472	$16,703	$5,464

Management’s Discussion and Analysis
The following table sets forth our results of operations as a percentage of our total revenue for the periods presented. *

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019
Revenue:
CPaaS revenue	82%	85%	78%	84%
Other revenue	18%	15%	22%	16%
Total revenue	100%	100%	100%	100%
Cost of revenue:
CPaaS cost of revenue	48%	47%	44%	47%
Other cost of revenue	7%	6%	7%	6%
Total cost of revenue	55%	53%	51%	53%
Gross profit:
CPaaS	35%	38%	33%	37%
Other	10%	9%	15%	9%
Total gross profit	45%	47%	48%	46%
Operating expenses:
Research and development	9%	13%	8%	14%
Sales and marketing	10%	15%	9%	15%
General and administrative	24%	25%	22%	26%
Total operating expenses	43%	53%	39%	55%
Operating income (loss)	2%	(7)%	10%	(9)%
Other income, net
Interest income, net	—%	1%	—%	1%
Other income, net	—%	—%	—%	—%
Income (loss) before income taxes	3%	(5)%	10%	(8)%
Income tax benefit	19%	11%	7%	13%
Net income	22%	6%	16%	5%
(*) Columns may not foot due to rounding.

Management’s Discussion and Analysis
Comparison of the Three Months Ended June 30, 2018 and 2019
Revenue

	Three months ended June 30,
	2018	2019	Change

	(Dollars in thousands)
CPaaS revenue	$39,833	$47,989	$8,156	20%
Other revenue	8,471	8,790	319	4%
Total revenue	$48,304	$56,779	$8,475	18%
For the three months ended June 30, 2019, total revenue increased by $8.5 million, or 18%, compared to the same period in 2018, and CPaaS revenue increased by $8.2 million, or 20%, compared to the same period in 2018. The increase in CPaaS revenue was primarily attributable to an increase in the usage of all our service offerings, particularly our voice and messaging usage, which accounted for $7.9 million of the increase in CPaaS revenue, and our phone number services and 911-enabled phone number services, which accounted for $2.4 million of the increase in CPaaS revenue. This increase in CPaaS revenue was partially offset by $2.1 million related to pricing decreases that we have implemented over time with our customers in the form of lower usage prices to increase the reach and scale of our platform. The changes in usage and price in the three months ended June 30, 2019 compared to the same period in 2018 were reflected in our dollar-based net retention rate of 113%. The increase in usage was also attributable to a 34% increase in the number of active CPaaS customer accounts, from 1,092 as of June 30, 2018 to 1,467 as of June 30, 2019. In addition, revenue from new CPaaS customers contributed $2.8 million, or 7%, to CPaaS revenue for the three months ended June 30, 2019 compared to $2.1 million, or 7%, to CPaaS revenue in the same period in 2018. As a percentage of total revenue, CPaaS revenue increased from 82% in the three months ended June 30, 2018 to 85% in the same period in 2019. Other revenue increased by $0.3 million, or 4%, in the three months ended June 30, 2019 due to higher indirect revenue, which increased by $0.8 million, offset by lower legacy revenue, which decreased by $0.5 million, compared to the same period in 2018.

Cost of Revenue and Gross Margin

	Three months ended June 30,
	2018	2019	Change

	(Dollars in thousands)
Cost of revenue:
CPaaS cost of revenue	$23,137	$26,473	$3,336	14%
Other cost of revenue	3,429	3,637	208	6%
Total cost of revenue	$26,566	$30,110	$3,544	13%
Gross profit	$21,738	$26,669	$4,931	23%
Gross margin:
CPaaS	42%	45%
Other	60%	59%
Total gross margin	45%	47%

Management’s Discussion and Analysis
For the three months ended June 30, 2019, total gross profit increased by $4.9 million, or 23%, compared to the same period in 2018. Total gross margin increased from 45% to 47% during the same period. In the three months ended June 30, 2019, CPaaS cost of revenue increased by $3.3 million, or 14%, compared to the same period in 2018. CPaaS cost of revenue increased primarily due to an increase in voice usage costs of $0.8 million due to growth in minutes used by customers, partially offset by a decrease in the cost per minute from vendors. Network costs also increased $1.7 million due to network expansions and personnel costs. Cost of messaging increased by $0.4 million due to growth in messages used by customers and increased cost per message from vendors. Cost of phone numbers increased by $0.4 million. For the three months ended June 30, 2019, CPaaS gross margin increased to 45% from 42% in the same period in 2018. Excluding depreciation and stock-based compensation of $1.0 million in the three months ended June 30, 2018 and $1.6 million in the same period in 2019, CPaaS Non-GAAP gross margin was 45% and 48% for the three months ended June 30, 2018 and 2019, respectively, and total Non-GAAP gross margin was 47% and 50% for the same periods, respectively.
For the three months ended June 30, 2019, other cost of revenue increased by $0.2 million compared to the same period in 2018, primarily due to a $0.5 million increase in cost of indirect revenue related to messaging surcharges and cost of carrier access revenue offset by a $0.3 million decrease as a result of churn in legacy services.
Operating Expenses

	Three months ended June 30,
	2018	2019	Change

	(Dollars in thousands)
Research and development	$4,435	$7,656	$3,221	73%
Sales and marketing	4,654	8,514	3,860	83%
General and administrative	11,490	14,282	2,792	24%
Total operating expenses	$20,579	$30,452	$9,873	48%
For the three months ended June 30, 2019, R&D expenses related to the expansion of our product offerings increased by $3.2 million, or 73%, compared to the same period in 2018. This increase was primarily due to increased personnel costs of $2.8 million and other non-headcount costs of $0.4 million.
For the three months ended June 30, 2019, sales and marketing expenses increased by $3.9 million, or 83%, compared to the same period in 2018 primarily due to an overall increase in sales personnel costs of $3.2 million and other non-headcount costs of $0.7 million.
For the three months ended June 30, 2019, general and administrative expenses increased by $2.8 million, or 24%, compared to the same period in 2018. This increase was due to higher personnel cost of $1.0 million, professional expenses of $0.6 million, hosted software costs of $0.6 million, facilities expense of $0.4 million, travel and entertainment of $0.1 million and other non-headcount costs of $0.1 million, which contributed to the overall increase in general and administrative expenses.
Interest Income, Net
For the three months ended June 30, 2019, interest income increased by $0.6 million compared to the same period in 2018, due to a $0.7 million increase in interest income offset by $0.1 million decrease in interest expense.
Income Tax (Provision) Benefit
For the three months ended June 30, 2019, income tax benefit decreased by $2.7 million compared to the same period in 2018. The effective tax rate for the three months ended June 30, 2019 was 213.7% compared to (741.6)% in the same period in 2018. The increase in our effective tax rate is primarily due to the change in book income before taxes and the impact of stock compensation tax deductions from stock option exercises and restricted stock unit vesting.

Management’s Discussion and Analysis
Comparison of the Six Months Ended June 30, 2018 and 2019

Revenue

	Six months ended June 30,
	2018	2019	Change

	(Dollars in thousands)
CPaaS revenue	$78,730	$93,002	$14,272	18%
Other revenue	22,586	17,098	(5,488)	(24)%
Total revenue	$101,316	$110,100	$8,784	9%
For the six months ended June 30, 2019, total revenue increased by $8.8 million, or 9%, compared to the same period in 2018, and CPaaS revenue increased by $14.3 million, or 18%, compared to the same period in 2018. The increase in CPaaS revenue was primarily attributable to an increase in the usage of all our service offerings, particularly our voice and messaging usage, which accounted for $15.7 million of the increase in CPaaS revenue, and our phone number services and 911-enabled phone number services, which accounted for $4.2 million of the increase in CPaaS revenue. This increase in CPaaS revenue was partially offset by $5.6 million related to pricing decreases that we have implemented over time with our customers in the form of lower usage prices to increase the reach and scale of our platform. The changes in usage and price in the six months ended June 30, 2019 compared to the same period in 2018 were reflected in our dollar-based net retention rate of 112%. The increase in usage was also attributable to a 34% increase in the number of active CPaaS customer accounts, from 1,092 as of June 30, 2018 to 1,467 as of June 30, 2019. In addition, revenue from new CPaaS customers contributed $4.8 million, or 6%, to CPaaS revenue for the six months ended June 30, 2019 compared to $4.5 million, or 7%, to CPaaS revenue in the same period in 2018. As a percentage of total revenue, CPaaS revenue increased from 78% in the six months ended June 30, 2018 to 84% in the same period in 2019. Other revenue decreased by $5.5 million, or 24%, due primarily to lower indirect revenue, which decreased by $4.3 million, primarily from a one-time legal settlement in the six months ended June 30, 2018. Legacy revenue decreased by $1.2 million compared to the same period in 2018.
As of the six months ended June 30, 2018, the Company recognized $6.3 million of revenue related to this settlement. Excluding this settlement, for the six months ended June 30, 2019, other revenue increased by $0.8 million, or 5% and total revenue increased by $15.1 million, or 16%, compared to the same period in 2018.
Cost of Revenue and Gross Margin

	Six months ended June 30,
	2018	2019	Change

	(Dollars in thousands)
Cost of revenue:
CPaaS cost of revenue	$45,042	$51,773	$6,731	15%
Other cost of revenue	6,888	7,103	215	3%
Total cost of revenue	$51,930	$58,876	$6,946	13%
Gross profit	$49,386	$51,224	$1,838	4%
Gross margin:
CPaaS	43%	44%
Other	70%	58%
Total gross margin	49%	47%
For the six months ended June 30, 2019, total gross profit increased by $1.8 million, or 4%, compared to the same period in 2018. Total gross margin decreased from 49% to 47% during the same period, primarily from revenue recognized related to a one-time legal settlement in the six months ended June 30, 2018. As of the six months ended June 30, 2018, the Company recognized $6.3 million of revenue related to this settlement. Excluding

Management’s Discussion and Analysis
this settlement, for the six months ended June 30, 2018, total gross profit was $43.1 million, or 45%. Excluding this settlement, total gross profit increased by $8.1 million for the six months ended June 30, 2019, as compared to the same period in 2018, with gross margin increasing from 45% to 47%, for the six months ended June 30, 2018 and 2019, respectively. In the six months ended June 30, 2019, CPaaS cost of revenue increased by $6.7 million, or 15%, compared to the same period in 2018. CPaaS cost of revenue increased primarily due to an increase in voice usage costs of $1.5 million due to growth in minutes used by customers, partially offset by a decrease in the cost per minute from vendors. Network costs also increased $3.7 million due to network expansions and personnel costs. Cost of messaging increased by $1.0 million due to growth in messages used by customers and increased cost per message from vendors. Cost of phone numbers and miscellaneous cost of revenue increased by $0.5 million. In the six months ended June 30, 2018 and 2019, CPaaS gross margin was 43% and 44%, respectively. Excluding depreciation and stock-based compensation of $2.1 million in the six months ended June 30, 2018 and $2.9 million in the same period in 2019, CPaaS Non-GAAP gross margin was 45% and 47% for the six months ended June 30, 2018 and 2019, respectively, and total Non-GAAP gross margin was 51% and 49% for the same periods, respectively.
Other cost of revenue increased by $0.2 million, primarily due to a $0.8 million increase in cost of indirect revenue related to messaging surcharges and cost of carrier access revenue offset by a $0.6 million decrease as a result of churn in legacy services.
Operating Expenses

	Six months ended June 30,
	2018	2019	Change

	(Dollars in thousands)
Research and development	$8,216	$15,373	$7,157	87%
Sales and marketing	9,176	16,863	7,687	84%
General and administrative	22,059	28,615	6,556	30%
Total operating expenses	$39,451	$60,851	$21,400	54%
For the six months ended June 30, 2019, R&D expenses related to the expansion of our product offerings increased by $7.2 million, or 87%, compared to the same period in 2018. This increase was primarily due to increased personnel costs of $6.2 million and other non-headcount costs of $1.0 million.
For the six months ended June 30, 2019, sales and marketing expenses increased by $7.7 million, or 84%, compared to the same period in 2018 primarily due to an overall increase in sales personnel costs of $6.0 million and other non-headcount costs of $1.7 million.
For the six months ended June 30, 2019, general and administrative expenses increased by $6.6 million, or 30%, compared to the same period in 2018. This increase was due to higher personnel cost of $3.0 million, professional expenses of $1.0 million, hosted software costs of $1.0 million, facilities expense of $0.8 million, depreciation costs of $0.4 million and other non-headcount costs of $0.4 million, which contributed to the overall increase in general and administrative expenses.
Interest Income, Net
For the six months ended June 30, 2019, interest income increased by $0.8 million compared to the same period in 2018, due to a $0.9 million increase in interest income offset by $0.1 million decrease in interest expense.
Income Tax (Provision) Benefit
For the six months ended June 30, 2019, income tax benefit increased by $7.5 million compared to the same period in 2018. The effective tax rate for the six months ended June 30, 2019 was 162.8% compared to (65.8)% in the same period in 2018. The increase in our effective tax rate is primarily due to the change in book income before

Management’s Discussion and Analysis
taxes and the impact of stock compensation tax deductions from stock option exercises and restricted stock unit vesting.
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
Statement of Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
	2018	2019

	(In thousands)
Net cash provided by (used in) operating activities	$17,117	$(5,412)
Net cash used in investing activities	(15,652)	(47,452)
Net cash provided by financing activities	6,669	151,947
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(1)
Net increase in cash, cash equivalents, and restricted cash	$8,134	$99,082
Cash Flows from Operating Activities
For the six months ended June 30, 2019, cash used in operating activities was $5.4 million, consisting of net income of $5.5 million adjusted for non-cash items. These non-cash items included depreciation and amortization expense of $4.3 million, stock-based compensation expenses of $3.3 million, loss on disposal of property and equipment of $0.4 million, offset by deferred tax benefit of $14.3 million and cash used by changes in operating assets and liabilities of $4.3 million. Cash generated from operating assets and liabilities included a decrease in deferred costs of $1.3 million, an increase in accrued expenses and other liabilities of $1.6 million and an increase in deferred rent of $0.3 million. Offsetting these cash generating items in assets and liabilities were an increase in accounts receivable of $2.7 million, an increase in prepaid expenses and other assets of $3.6 million, a decrease in deferred revenue of $1.1 million and a decrease in accounts payable of $0.1 million.
For the six months ended June 30, 2018, cash provided by operating activities was $17.1 million, consisting of net income of $16.7 million adjusted for non-cash items. These non-cash items included depreciation and amortization expense of $2.7 million, stock-based compensation expenses of $1.3 million, deferred tax benefit of $6.7 million and cash provided by changes in operating assets and liabilities of $3.1 million. Cash generated from operating assets and liabilities included an increase in deferred revenue of $4.1 million, an increase in accrued expenses and other liabilities of $3.5 million and a decrease in deferred costs of $0.2 million. Offsetting these cash generating items in assets and liabilities were an increase in accounts receivable of $1.8 million, a decrease in accounts payable of $2.4 million and an increase in prepaid expenses and other assets of $0.6 million.
Cash Flows from Investing Activities

Management’s Discussion and Analysis
For the six months ended June 30, 2019, cash used in investing activities was $47.5 million from the investment in marketable securities of $55.9 million, the purchase of property and equipment of $7.9 million and capitalized internally developed software costs of $1.7 million, partially offset by maturities of marketable securities of $18.0 million.
For the six months ended June 30, 2018, cash used in investing activities was $15.7 million from the investment in marketable securities of $14.0 million, the purchase of property and equipment of $3.1 million and capitalized internally developed software costs of $1.5 million, partially offset by maturities of marketable securities of $3.0 million.
Cash Flows from Financing Activities
For the six months ended June 30, 2019, cash provided by financing activities was $151.9 million consisting primarily of $147.4 million in proceeds from the follow-on public offering, $6.4 million in proceeds from the exercises of stock options, partially offset by $0.9 million in value of equity awards withheld for tax liabilities, $0.7 million in payments related to the cost of the follow-on public offering and $0.1 million in payments of debt issuance cost.
For the six months ended June 30, 2018, cash provided by financing activities was $6.7 million consisting primarily of $7.0 million in proceeds from the exercises of stock options, partially offset by $0.3 million in payments related to the cost of our initial public offering.
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
On June 4, 2019, KeyBank National Association and Pacific Western Bank entered into an Assignment and Acceptance Agreement, whereby KeyBank National Association, as the Assignor, sold and assigned $10,000 of our Revolving Credit Commitment to Pacific Western Bank, the Assignee. KeyBank National Association retains $15,000 of our Revolving Credit Commitment.
As of December 31, 2018 and June 30, 2019, we had $0 outstanding on the revolving loan and were in compliance with all financial and non-financial covenants for all periods presented. The available borrowing capacity under our revolving credit facility loan was $25.0 million as of December 31, 2018 and June 30, 2019.
As of December 31, 2018 and June 30, 2019, the outstanding unamortized loan fees for the revolving loan were $0.1 million and were included in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheets.

Management’s Discussion and Analysis
Contractual Obligations and Other Commitments
The following table summarizes our non-cancellable contractual obligations as of June 30, 2019:

	Total	Less than 1 year	1 to 2 Years	3 to 5 Years	More than 5 years

	(In thousands)
Operating leases (1)	$31,258	$6,265	$13,158	$11,598	$237
Purchase obligations (2)	6,589	5,298	1,196	95	—
Total	$37,847	$11,563	$14,354	$11,693	$237
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
Interest Rate Risk
Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents of $140.1 million and marketable securities of $55.8 million as of June 30, 2019, which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of interest bearing checking accounts and money market accounts. Marketable securities consist of U.S. treasury securities not otherwise classified as cash equivalents.
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
Our debt is comprised of a revolving line of credit account, which had no amount outstanding as of June 30, 2019. Loans under the Credit Agreement will bear interest at the highest of (i) the bank’s prime rate, (ii) the federal funds effective rate plus 0.5 percent, and (iii) the London Interbank Offered Rate plus 1.00 percent. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
Foreign Currency Risk
Our customers consume our services primarily in the United States. Our revenue and expenses are denominated in U.S. dollars and as a result we have minimal foreign currency risk as of June 30, 2019.
The local currencies of our foreign subsidiaries are the Euro and the British Pound. Our subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the year. If there is a change in foreign currency exchange rates, the conversion of our foreign subsidiaries’ financial statements into U.S. dollars would result in a realized gain or loss which is recorded in other income, net in our condensed consolidated statements of operations. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
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
The following county or municipal governments have named us in lawsuits associated with the collection and remittance of 911 taxes and surcharges that remain unresolved: Clayton County, Cobb County, DeKalb County, Fulton County, Gwinnett County, Macon-Bibb County, Georgia and Columbus Consolidated Government, Georgia (collectively, the “Georgia Cases”); Cook County and Kane County Illinois; City of Chicago, Illinois; the State of Illinois (collectively, the “Illinois Case”); Allegheny County, Beaver County, Butler County, Delaware County, Washington County, Westmoreland County, and York County, Pennsylvania (collectively, the “Pennsylvania Cases”); the State of Rhode Island; and Richland County, Charleston County, Dorchester County, and Town of Summerville, South Carolina. The complaints allege that we failed to bill, collect and remit certain taxes and surcharges associated with 911 service pursuant to applicable laws. The Georgia Cases have been closed administratively during the appeal of a related case in the Georgia courts. On February 18, 2019, the Georgia Supreme Court ruled on that appeal, ordering dismissal of the counties’ damages claims for lack of legal authority. The Georgia Cases may be reopened, or they may be dismissed based on the Georgia Supreme Court’s decision. In addition to the Georgia Cases, Augusta-Richmond County, Bartow County, Chatham County, Cherokee County, City of Atlanta, City of Savannah, Forsyth County, Houston County and Spalding County, Georgia previously indicated intent to initiate legal proceedings against us with allegations substantially similar to those in the Georgia Cases. The Georgia Supreme Court’s decision dated February 18, 2019, may affect these matters as well. The Butler County, Pennsylvania Case was dismissed in August 2016, and that dismissal was upheld by the Pennsylvania Supreme Court on April 26, 2019. The Pennsylvania Cases, which were stayed pending resolution of the appeal in the Butler County, Pennsylvania Case, are in the process of being dismissed based on the Pennsylvania Supreme Court’s April 26, 2019 opinion. The only Pennsylvania Case remaining following such dismissals will be the Allegheny County, Pennsylvania Case, which is stayed pending the outcome of a related proceeding before the Federal Communications Commission (“FCC”). The Illinois Case was dismissed by the trial court in December 2016, but returned to the trial court following an appeal. The plaintiffs’ amended complaint in the Illinois Case is due July 29, 2019.
We intend to vigorously defend these lawsuits and believe we have meritorious defenses to each. However, litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could negatively affect our business, results of operations and financial condition.
In August 2016, we received a Civil Investigative Demand from the Consumer Protection Division of the North Carolina Department of Justice. We have not been served with a complaint in connection with that investigation. The North Carolina Department of Justice is investigating the billing, collection and remission of certain taxes and surcharges associated with 911 service pursuant to applicable laws of the State of North Carolina.
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
The market for cloud communications is rapidly evolving, significantly fragmented and highly competitive, with relatively low barriers to entry in some segments. The principal competitive factors in our market include completeness of offering, credibility with enterprises and developers, global reach, ease of integration and programmability, product features, platform scalability, reliability, deliverability, security and performance, brand awareness and reputation, the strength of sales and marketing efforts, customer support, as well as the cost of deploying and using our services. Our competitors fall into two primary categories:
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
Our ability to attract new customers and increase revenue from existing customers depends in part on our ability to enhance and improve our existing services, increase adoption and usage of our services and introduce new services. The success of any enhancements or new services depends on several factors, including timely completion, adequate quality testing, actual performance quality, market-accepted pricing levels and overall market acceptance. Enhancements and new services that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, may have interoperability difficulties with our Bandwidth Communications Platform or other services or may not achieve the broad market acceptance necessary to generate significant revenue. We also must integrate with a variety of network, hardware, mobile and software platforms and technologies, which requires us to enhance and modify our products and our Bandwidth Communications Platform to adapt to changes and innovation in these technologies. For example, wireline and wireless telephone providers or cell-phone operating system providers such as Apple and Google may develop new applications, functions or technologies intended to filter illegal robocalls or other unwanted phone calls or messages. Such applications, functions or technologies may inadvertently filter legal and desired calls or messages to or from our customers. In certain instances, we may need to update our services and technology to work with these applications, functions or technologies. Any failure to operate effectively with evolving or new technologies could reduce the demand for our services. If we cannot respond to these changes cost-effectively, our services may become less marketable and less competitive or obsolete, and our business, results of operations and financial condition could be adversely affected. To the extent that upgrades of existing products, services and technology are required for the introduction of new services, the success of these upgrades also may be dependent on reaching mutually acceptable terms with vendors and on vendors meeting their obligations in a timely manner.
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
•difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions, particularly in the areas of data privacy and security;
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
Our existing general liability and cyber liability insurance policies may not cover, or may cover only a portion of, any potential claims related to security breaches to which we are exposed or may not be adequate to indemnify us for all or any portion of liabilities that may be imposed. We also cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or in amounts sufficient to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage of any future claim. Accordingly, if our cybersecurity measures and those of our service providers, fail to protect against unauthorized access, attacks (which may include sophisticated cyber attacks) and the mishandling of data by our employees and contractors, then our reputation, business, results of operations and financial condition could be adversely affected.
We are currently subject to litigation related to taxes and charges associated with our provision of 911 services, which could divert management’s attention and adversely affect our results of operations.
We, along with many other telecommunications companies and similar service providers, currently are subject to litigation and a civil investigation regarding our billing, collection and remittance of non-income-based taxes and other similar charges regarding 911 services alleged to apply in certain states, counties, and municipalities located in Georgia, Illinois, North Carolina, Pennsylvania, Rhode Island, and South Carolina. See the section titled “Item 3. Legal Proceedings.” We may face similar litigation in other jurisdictions in the future. While we are vigorously defending these lawsuits, litigation is inherently uncertain. Tax assessments, penalties and interest or future requirements arising from these lawsuits, or any other lawsuits that may arise in other jurisdictions, may adversely affect our business, results of operations and financial condition.
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
While the FCC has to date generally subjected IP-based service providers to less stringent regulatory oversight than traditional common carriers, the FCC has imposed certain regulatory obligations on providers of interconnected VoIP services, including the obligations to contribute to the Universal Service Fund, to provide 911 services and/or to comply with the Communications Assistance for Law Enforcement Act. Some states have imposed taxes, fees and/or surcharges on interconnected VoIP telephony services. The imposition of additional regulations could have a material adverse effect on our business.

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
Our operations are subject to regulation at the national level and, often, at the state and local levels. Our operations will become subject to additional regulation by other countries as we expand to international markets. Changes to existing regulations or rules, or the failure to regulate going forward in areas historically regulated on matters such as network neutrality, licensing fees, environmental, health and safety, privacy, intercarrier compensation, emergency 911 services, interconnection and other areas, in general or particular to our industry, may increase costs, restrict operations or decrease revenue. As we expand internationally, we will also become subject to telecommunications laws and regulations in the foreign countries where we offer our products. Our international operations are subject to country-specific governmental regulation that may increase our costs or impact our products and Bandwidth Communications Platform or prevent us from offering or providing our products in certain countries. Our inability or failure to comply with telecommunications and other laws and regulations could cause the temporary or permanent suspension of our operations, and if we cannot provide emergency calling functionality through our Bandwidth Communications Platform to meet any new federal or state requirements, or any applicable requirements from other countries, the competitive advantages that we currently have may not persist, adversely affecting our ability to obtain and to retain enterprise customers which could have an adverse impact on our business.
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
Uncertainty and changes in the requirements of multiple jurisdictions may increase the cost of compliance, delay or reduce demand for our services, restrict our ability to offer services in certain locations, impact our customers’ ability to utilize our services in certain jurisdictions, or subject us to sanctions by national data protection regulators, all of which could harm our business, financial condition and results of operations.

For example, as of May 25, 2018, the General Data Protection Regulation (“GDPR”), replaced the Data Protection Directive with respect to the processing of PII in the EU. The GDPR imposes several stringent requirements for controllers and processors of PII (including non-EU processors who process personal data on behalf of EU controllers), including, for example, more robust internal accountability controls, a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention and secondary use of information and additional obligations when we contract with third parties in connection with the processing of the PII. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20 million or up to 4% of the total worldwide annual revenue for the preceding financial year, whichever is higher, and other administrative penalties. Complying with the GDPR has required us to implement additional mechanisms. As we continue to operate under the GDPR, compliance may become onerous and adversely affect our business, financial condition, results of operations and prospects.
In addition, recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of information from the EU to the United States. For example, the Privacy Shield Framework, to the extent applicable to us, is under review and there is currently litigation challenging other EU mechanisms for adequate data transfers (i.e., the standard contractual clauses). It is uncertain whether the Privacy Shield Framework and/or the standard contractual clauses will be invalidated by European courts or legislatures. We rely, or intend to rely, on a mixture of mechanisms to transfer PII from the EU to the United States, and we could be impacted by changes in law as a result of a future review of these transfer mechanisms by European regulators under the GDPR, as well as current challenges to these mechanisms in European courts. We and our customers are at risk of enforcement actions taken by European regulators until such point in time that we are able to ensure that all data transfers to us from the EU are legitimized. We also may encounter additional complexity with respect to data privacy and data transfers from the U.K. as the U.K. transitions out of the EU. If one or more of the legal bases for transferring PII from Europe to the United States is invalidated, or if we are unable to transfer PII between and among countries and regions in which we may operate in the future, it could affect the manner in which we provide our services or could adversely affect our financial results.
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
Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will lose status as an “emerging growth company” as of December 31, 2019, which is the last day of our fiscal year. Thereafter, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business, results of operations and financial condition and could cause a decline in the trading price of our Class A common stock.
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
We currently are an “emerging growth company,” as defined in the JOBS Act, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions for so long as we are an “emerging growth company.” We will lose status as an “emerging growth company” as of December 31, 2019, which is the last day of our fiscal year. We cannot predict if investors will find our Class A common stock less attractive as long as we rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and the trading price of our Class A common stock may be more volatile.
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
Pursuant to the JOBS Act, as an “emerging growth company,” we can elect to avail ourselves of the extended transition period for any new or revised accounting standards that may be issued by the Public Company Accounting Oversight Board or the SEC. We have elected to avail ourselves of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an “emerging growth company,” expect to adopt the standard on the timeline for private companies. This may make comparison of our financial statements with other public companies that are not emerging growth companies or emerging growth companies that have opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. We will lose status as an “emerging growth company” as of December 31, 2019, which is the last day of our fiscal year.
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
Any acquisitions may also require us to issue debt or equity securities, use our cash resources, incur debt or contingent liabilities, amortize intangibles, or write-off acquisition-related expenses. In addition, we cannot predict market reactions to any acquisitions we may make or to any failure to announce any future acquisitions.
While we would conduct due diligence in connection with any acquisition opportunities, there may be risks or liabilities that such due diligence efforts fail to discover, that are not disclosed to us or that we inadequately assess. The failure to timely identify any material liabilities associated with any acquisitions could adversely affect our business, results of operations, and financial condition.
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
Prior to our initial public offering, there was no public market for shares of our Class A common stock. On November 10, 2017, we sold shares of our Class A common stock to the public at $20.00 per share. From November 10, 2017, the date that our Class A common stock began trading on the NASDAQ Global Select Market, through July 31, 2019, the trading price of our Class A common stock has ranged from $18.05 per share to $82.66 per share. The trading price of our Class A common stock may continue to be volatile and could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial public offering, including our directors, executive officers and significant stockholders and their respective affiliates who held in the aggregate 73.7% of the voting power of our capital as of June 30, 2019. This limits or precludes your ability to influence corporate matters, including the election of directors, amendments to our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class A common stock has one vote per share, and our Class B common stock has ten votes per share. As of June 30, 2019, our directors, executive officers and holders of more than 5% of our common stock, and their respective affiliates, hold in the aggregate 73.7% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments to our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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
If all or substantially all of the holders of our Class B common stock convert their shares into Class A common stock voluntarily or otherwise, Mr. Morken may control approximately 54.5% of the combined voting power of our outstanding capital stock. As a result, Mr. Morken may have the ability to control the appointment of our management, the entering into of mergers, sales of substantially all or all of our assets and other extraordinary transactions and influence amendments to our certificate of incorporation and bylaws. If Mr. Morken controls a majority of the voting power of our outstanding capital stock, he would have the ability to control the vote in any election of directors and would have the ability to prevent any transaction that requires shareholder approval regardless of whether other shareholders believe the transaction is in our best interests. In any of these matters, the interests of Mr. Morken may differ from or conflict with your interests. Moreover, this concentration of ownership may also adversely affect the trading price for our Class A common stock to the extent investors perceive disadvantages in owning stock of a company with a controlling shareholder.
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

Item 6. Exhibits

EXHIBIT INDEX

Exhibit number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation.	Q3 10-Q	001-38285	3.1	12/14/2017
3.2	Second Amended and Restated Bylaws.	Q3 10-Q	001-38285	3.2	12/14/2017
10.1	Eighth Amendment to Office Lease, by and between WP Propco III, LLC and Bandwidth Inc., dated May 29, 2019.				Filed herewith
10.2	Amended Facilities Sharing Agreement, by and between Bandwidth.com, Inc. and Republic Wireless, Inc., dated May 29, 2019.	8-K	001-38285	10.1	6/3/2019
10.3	Bill of Sale, dated May 29, 2019.	8-K	001-38285	10.2	6/3/2019
10.4	Assignment and Acceptance Agreement, between KeyBank National Association and Pacific Western Bank, dated June 4, 2019.				Filed herewith
10.5	Revenue Commitment Schedule, by and between Bandwidth Inc. and Republic Wireless, Inc., dated July 1, 2019.				Filed herewith
31.1	Certificate of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
101.INS	XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.				Filed herewith
101.SCH	XBRL Taxonomy Schema Document.				Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith
*The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

BANDWIDTH INC.

Date:	August 2, 2019	By:	/s/ David A. Morken
David A. Morken
Chief Executive Officer
(Principal Executive Officer)

Date:	August 2, 2019	By:	/s/ Jeffrey A. Hoffman
Jeffrey A. Hoffman
Chief Financial Officer
(Principal Accounting and Financial Officer)