Form 10-Q
period 2019-09-30
Bandwidth Inc.
filed 2019-11-07
CIK 1514416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to
Commission File Number: 001-38285
BANDWIDTH INC.
(Exact name of registrant as specified in its charter)
__________________________________

Delaware	56-2242657
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
900 Main Campus Drive
Raleigh, NC 27606
(Address of principal executive offices) (Zip Code)
(800) 808-5150
(Registrant’s telephone number, including area code)
__________________________________

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
As of October 31, 2019, 18,564,427 shares of the registrant’s Class A common stock and 4,927,400 shares of registrant’s Class B common stock were outstanding, respectively.

BANDWIDTH INC.

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
•our plans to further invest in and grow our business, including international offerings, and our ability to effectively manage our growth and associated investments;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BANDWIDTH INC.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	December 31,	September 30,
	2018	2019
Assets
Current assets:
Cash and cash equivalents	$41,261	$192,410
Marketable securities	17,400	—
Accounts receivable, net of allowance for doubtful accounts	24,009	30,030
Prepaid expenses and other current assets	6,114	8,350
Deferred costs	2,630	2,522
Total current assets	91,414	233,312
Restricted cash	240	391
Property and equipment, net	25,136	36,085
Intangible assets, net	7,089	6,699
Deferred costs, non-current	1,828	1,901
Other long-term assets	487	1,250
Goodwill	6,867	6,867
Deferred tax asset	17,359	34,449
Total assets	$150,420	$320,954
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,418	$3,343
Accrued expenses and other current liabilities	21,393	28,002
Current portion of deferred revenue	5,324	5,020
Advanced billings	2,588	4,720
Total current liabilities	32,723	41,085
Deferred rent, net of current portion	2,503	3,728
Deferred revenue, net of current portion	6,424	5,755
Total liabilities	41,650	50,568
Stockholders’ equity:
Class A and Class B common stock	19	23
Additional paid-in capital	116,600	273,970
Accumulated deficit	(7,848)	(3,572)
Accumulated other comprehensive loss	(1)	(35)
Total stockholders’ equity	108,770	270,386
Total liabilities and stockholders’ equity	$150,420	$320,954
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2019	2018	2019

Revenue	$50,454	$60,491	$151,770	$170,591
Cost of revenue	27,474	33,104	79,404	91,980
Gross profit	22,980	27,387	72,366	78,611
Operating expenses:
Research and development	5,895	7,939	14,111	23,312
Sales and marketing	5,422	8,784	14,598	25,647
General and administrative	11,576	15,269	33,635	43,884
Total operating expenses	22,893	31,992	62,344	92,843
Operating income (loss)	87	(4,605)	10,022	(14,232)
Other income, net	103	781	242	1,711
Income (loss) before income taxes	190	(3,824)	10,264	(12,521)
Income tax benefit	2,320	2,810	8,949	16,971
Net income (loss)	$2,510	$(1,014)	$19,213	$4,450

Net income (loss) per share
Basic	$0.13	$(0.04)	$1.05	$0.20
Diluted	$0.12	$(0.04)	$0.91	$0.19

Weighted average number of common shares outstanding:
Basic	19,072,196	23,426,455	18,300,435	22,353,097
Diluted	21,146,124	23,426,455	21,065,802	23,692,571
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2019	2018	2019
Net income (loss)	$2,510	$(1,014)	$19,213	$4,450
Other comprehensive loss
Unrealized loss on marketable securities, net of income taxes	(1)	(21)	(3)	—
Foreign currency translation	—	(46)	—	(34)
Total other comprehensive loss	(1)	(67)	(3)	(34)
Total comprehensive income (loss)	$2,509	$(1,081)	$19,210	$4,416

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

BANDWIDTH INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

Costs in connection with public offering	—	—	—	—	(785)	—	—	(785)
Exercises of vested stock options	589,510	1	—	—	3,934	—	—	3,935
Vesting of restricted stock units	105,367	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(16,585)	—	—	—	(938)	—	—	(938)
Conversion of Class B voting common stock to Class A voting common stock	57,230	—	(57,230)	—	—	—	—	—
Adjustment to opening retained earnings due to adoption of ASC 606	—	—	—	—	—	—	(174)	(174)
Unrealized gain on marketable securities	—	—	—	—	—	8	—	8
Stock based compensation	—	—	—	—	1,676	—	—	1,676
Net income	—	—	—	—	—	—	1,992	1,992
Balance at March 31, 2019	16,523,269	17	6,453,502	6	267,875	7	(6,030)	261,875
Costs in connection with public offering	—	—	—	—	(49)	—	—	(49)
Exercises of vested stock options	366,405	—	—	—	2,446	—	—	2,446
Vesting of restricted stock units	20,003	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(3,665)	—	—	—	(274)	—	—	(274)
Conversion of Class B voting common stock to Class A voting common stock	826,441	1	(826,441)	(1)	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	—	13	—	13
Foreign currency translation	—	—	—	—	—	12	—	12
Stock based compensation	—	—	—	—	1,630	—	—	1,630
Net income	—	—	—	—	—	—	3,472	3,472
Balance at June 30, 2019	17,732,453	18	5,627,061	5	271,628	32	(2,558)	269,125
Exercises of vested stock options	108,361	—	—	—	868	—	—	868
Vesting of restricted stock units	19,064	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(2,762)	—	—	—	(180)	—	—	(180)
Conversion of Class B voting common stock to Class A voting common stock	449,660	—	(449,660)	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	(21)	—	(21)
Foreign currency translation	—	—	—	—	—	(46)	—	(46)
Stock based compensation	—	—	—	—	1,654	—	—	1,654
Net loss	—	—	—	—		—	(1,014)	(1,014)
Balance at September 30, 2019	18,306,776	$18	5,177,401	$5	$273,970	$(35)	$(3,572)	$270,386
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2018	2019
Cash flows from operating activities
Net income	$19,213	$4,450
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	4,109	6,628
Accretion of bond discount	(80)	(700)
Gain on sale of marketable securities	—	(4)
Amortization of debt issuance costs	48	159
Stock-based compensation	2,017	4,960
Deferred taxes	(9,041)	(17,091)
Loss on disposal of property and equipment	27	354
Changes in operating assets and liabilities:
Accounts receivable	(2,555)	(5,304)
Prepaid expenses and other assets	(1,122)	(3,046)
Deferred costs	345	(42)
Accounts payable	(778)	(169)
Accrued expenses and other liabilities	4,375	4,696
Deferred revenue and advanced billings	5,347	985
Deferred rent	2,096	644
Net cash provided by (used in) operating activities	24,001	(3,480)
Cash flows from investing activities
Purchase of property and equipment	(4,921)	(13,088)
Capitalized software development costs	(3,511)	(2,749)
Proceeds from sale of property and equipment	3	—
Purchase of marketable securities	(23,860)	(68,361)
Proceeds from sales and maturities of marketable securities	9,000	86,468
Net cash (used in) provided by investing activities	(23,289)	2,270
Cash flows from financing activities
Payments on capital leases	(74)	—
Payment of costs related to the initial public offering	(285)	—
Payment of costs related to the follow-on public offering	—	(757)
Proceeds from the follow-on public offering, net of underwriting discounts	—	147,391
Payment of debt issuance costs	—	(142)
Proceeds from exercises of stock options	10,547	7,249
Proceeds from exercises of warrants	37	—
Value of equity awards withheld for tax liabilities	—	(1,212)
Net cash provided by financing activities	10,225	152,529
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(19)
Net increase in cash, cash equivalents, and restricted cash	10,937	151,300
Cash, cash equivalents, and restricted cash, beginning of period	37,870	41,501
Cash, cash equivalents, and restricted cash, end of period	$48,807	$192,801

BANDWIDTH INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$74	$304
Cash paid (refunded) for taxes	$155	$(178)

Supplemental disclosure of noncash financing activities
Purchase of property and equipment, accrued but not paid	$2,107	$2,971
Equity awards withheld for tax liabilities, accrued but not paid	$—	$180
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive income (loss) and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2019 or any future period.
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
Restricted Cash
Restricted cash is primarily for Automated Clearing House availability, customer deposits, employee withholding tax liability not yet remitted, and for credit card security. The Company has classified this asset as a long-term asset in order to match the expected period of restriction.
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
With regard to customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As of December 31, 2018, one individual customer represented approximately 18% of the Company’s accounts receivable, net of allowance for doubtful accounts. As of September 30, 2019, one individual customer represented approximately 11% of the Company’s accounts receivable, net of allowance for doubtful accounts.
For the three and nine months ended September 30, 2018 and 2019, no individual customer represented more than 10% of the Company’s total revenue.

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
The impact of changes in foreign currency exchange rates resulting from the translation of foreign currency financial statements into U.S. dollars for financial reporting purposes is included in other comprehensive income (loss), which is a separate component of stockholders’ equity. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average rates for the period.
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
The majority of the Company’s revenue is generated from usage-based fees earned from customers accessing the Company’s communications platform. Access to the Company’s communication platform is considered a series of distinct services, with continuous transfer of control to the customer, comprising one performance obligation and usage-based fees are recognized in revenue in the period the traffic traverses the Company’s network. For the three and nine months ended September 30, 2018, the revenue from usage-based fees represented $26,874 and $77,024 of CPaaS revenue, respectively, and $7,182 and $25,924 of Other revenue, respectively. For the three and nine months ended September 30, 2019, the revenue from usage-based fees represented $34,812 and $95,509 of CPaaS revenue, respectively, and $7,650 and $21,709 of Other revenue, respectively.
Revenue from service fees is recognized on a ratable basis as the service is provided, which is typically one month. For the three and nine months ended September 30, 2018, the revenue from service fees represented $13,959 and $41,177 of CPaaS revenue, respectively, and $1,735 and $5,579 of Other revenue, respectively. For the three and nine months ended September 30, 2019, the revenue from service fees represented $15,430 and $45,318 of CPaaS revenue, respectively, and $1,342 and $4,381 of Other revenue, respectively.
The remaining $704 and $2,066 for the three and nine months ended September 30, 2018, respectively, and $1,257 and $3,674 for the three and nine months ended September 30, 2019, respectively, are generated from other miscellaneous services.
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

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Contract Assets and Liabilities
The following table provides information about receivables and contract liabilities from contracts with customers:

September 30, 2019
Receivables (1)	$30,030
Contract liabilities (2)	10,775
________________________
(1) Included in accounts receivable, net of allowance on the consolidated balance sheet.
(2) Included in current portion of deferred revenue and deferred revenue, net of current portion on the condensed consolidated balance sheet.
Deferred revenue is recorded when cash payments are received in advance of future usage on contracts. Revenue is typically recognized in the following month when service is rendered or, in the case of nonrefundable upfront fees, over the estimated period of benefit. Customer refundable payments are recorded as advanced billings. During the three and nine months ended September 30, 2019, the Company recognized revenue of $1,601 and $6,209, respectively, related to its contract liabilities. The Company expects to recognize $5,020 in revenue over the next twelve months related to its contract liabilities as of September 30, 2019.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of Topic 326, Financial Instruments – Credit Losses. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies how to apply certain aspects of the new credit losses standard. These ASUs are effective for public business entities that are SEC filers for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company is evaluating the effect of adopting this accounting guidance, but does not expect adoption will have a material impact to its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases. The standard will affect all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee. For lessors, accounting for leases is substantially the same as in prior periods. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, to give entities another option for transition and to provide lessors with a practical expedient to reduce the cost and complexity of implementing the new standard. The transition option allows entities to not apply the new leases standard in the comparative periods they present in their financial statements in the year of adoption. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements, to clarify how to apply certain aspects of the new lease standard. Since the Company will lose status as an emerging growth company as of December 31, 2019, the last day of the fiscal year, ASU 2016-02 will be effective for the 2019 annual reporting period. For leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. The Company is in the process of completing its adoption of ASU 2016-02, including reviewing its lease portfolio, completing the implementation and testing of the third-party software solution and exercising internal controls over adoption and implementation of ASU 2016-02. Therefore, the estimated impact on the Company’s condensed consolidated balance sheets cannot currently be determined. However, the Company expects the adoption of ASU 2016-02 will have a material impact on its condensed consolidated balance sheets through the recognition of right of use assets and lease liabilities for its operating leases. The Company does not expect any material changes to its condensed consolidated statements of operations or condensed consolidated statements of cash flows.

3. Fair Value Measurements
The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses approximate fair value as of December 31, 2018 and September 30, 2019 because of the relatively short duration of these instruments. Marketable securities consist of U.S. treasury securities not otherwise classified as cash equivalents. All marketable securities are considered to be available-for-sale and are recorded at their estimated fair values. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period.
The following table summarizes the assets measured at fair value as of September 30, 2019:

	Amortized cost or carrying value	Unrealized gains	Unrealized losses	Fair value measurements on a recurring basis September 30, 2019
				Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents:
Money market account	$308	$—	$—	$308	$—	$—	$308
U.S. Reverse repurchase agreements	118,000	—	—	—	118,000	—	118,000
Total included in cash and cash equivalents	118,308	—	—	308	118,000	—	118,308
Total financial assets	$118,308	$—	$—	$308	$118,000	$—	$118,308
The following table summarizes the assets measured at fair value as of December 31, 2018:

	Amortized cost or carrying value	Unrealized gains	Unrealized losses	Fair value measurements on a recurring basis December 31, 2018
				Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents:
Money market account	$8,194	$—	$—	$8,194	$—	$—	$8,194
U.S. Reverse repurchase agreements	26,000	—	—	—	26,000	—	26,000
Total included in cash and cash equivalents	34,194	—	—	8,194	26,000	—	34,194
Marketable securities:
U.S. treasury securities	17,402	—	(2)	17,400	—	—	17,400
Total marketable securities	17,402	—	(2)	17,400	—	—	17,400
Total financial assets	$51,596	$—	$(2)	$25,594	$26,000	$—	$51,594
The Company classifies its marketable securities as current assets as they are available for current operating needs.
As of September 30, 2019, there were no securities in an unrealized loss position. During the three and nine months ended September 30, 2018, there were $6,000 and $9,000 in maturities of marketable securities, respectively. During the three and nine months ended September 30, 2019, there were $51,000 and $69,000 in maturities of marketable securities, respectively.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The following table summarizes the proceeds and gross realized gains and losses from sales of marketable securities:

	Three months ended September 30,		Nine months ended September 30,
	2018	2019	2018	2019
Marketable securities:
U.S. treasury securities
Gross realized gains	$—	$4	$—	$4
Gross realized losses	$—	$—	$—	$—
Gross proceeds from sales	$—	$17,468	$—	$17,468
The cost of the securities sold was based on the specific identification method and the gross realized gain is recorded as other income, net, in the condensed consolidated statements of operations.
Interest earned on marketable securities was $22 and $70 in the three and nine months ended September 30, 2018, respectively, and $0 and $6 in the three and nine months ended September 30, 2019, respectively, and is recorded as other income, net, in the accompanying condensed consolidated statements of operations.

4. Financial Statement Components
Accounts receivable, net of allowance for doubtful accounts consist of the following:

	December 31,	September 30,
	2018	2019
Trade accounts receivable	$13,620	$14,708
Unbilled accounts receivable	11,174	16,328
Allowance for doubtful accounts	(906)	(1,406)
Other accounts receivable	121	400
Total accounts receivable, net	$24,009	$30,030

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Components of allowance for doubtful accounts are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2019	2018	2019
Allowance for doubtful accounts:
Balance, beginning of period	$(1,473)	$(1,093)	$(32,463)	$(906)
Charged to bad debt expense	(115)	(711)	(325)	(1,127)
Deductions (1)	811	398	1,076	627
Billings deemed not probable of collection (2)	(9)	—	(310)	—
Write-off of previously outstanding and fully reserved billings related to settlement (3)	—	—	24,968	—
Revenue recognized from outstanding billings previously deemed uncollectible related to settlement (3)	—	—	6,268	—
Balance, end of period	$(786)	$(1,406)	$(786)	$(1,406)

________________________
(1) Write off of uncollectible accounts after all collection efforts have been exhausted.
(2) Represents amounts billed in the period but where collectability is not probable based on customer's collection experience. Amounts were charged to a contra-revenue account.
(3) On January 29, 2018, the Company and Verizon entered into a settlement agreement to resolve an ongoing dispute and litigation with Verizon, which is a CABS customer of the Company. The settlement agreement also resolved Verizon’s counter-claims against the Company.
Accrued expenses and other current liabilities consisted of the following:

	December 31,	September 30,
	2018	2019
Accrued expense	$8,292	$13,876
Accrued compensation and benefits	7,323	7,631
Accrued sales, use, and telecom related taxes	4,742	5,201
Deferred rent, current portion	298	455
Other accrued expenses	738	839
Total accrued expenses and other current liabilities	$21,393	$28,002

5. Property and Equipment
Property and equipment, net consisted of the following:

	December 31,	September 30,
	2018	2019
Furniture and fixtures	$1,741	$2,509
Computer and office equipment	7,662	8,073
Telecommunications equipment	30,694	38,699
Leasehold improvements	2,438	4,632
Software development costs	16,293	21,654
Automobile	10	10
Total cost	58,838	75,577
Less—accumulated depreciation	(33,702)	(39,492)
Total property and equipment, net	$25,136	$36,085

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The Company capitalized $1,964 and $3,511 of software development costs in the three and nine months ended September 30, 2018, respectively, and $1,074 and $2,749 in the three and nine months ended September 30, 2019, respectively.
Amortization expense related to capitalized software development costs were $432 and $1,305 for the three and nine months ended September 30, 2018, respectively, and $463 and $1,636 for the three and nine months ended September 30, 2019, respectively.
The Company recognized depreciation expense, which includes amortization of capitalized software development costs, as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2019	2018	2019
Cost of revenue	$1,135	$1,700	$3,214	$4,523
Research and development	47	65	108	197
Sales and marketing	13	27	35	79
General and administrative	101	385	328	1,439
Total depreciation expense	$1,296	$2,177	$3,685	$6,238

6. Intangible Assets
Intangible assets, net consisted of the following as of September 30, 2019:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Amortization Period
				(Years)
Customer relationships	$10,396	$(4,461)	$5,935	20
Domain name and related trademarks	2,678	(2,678)	—	3 - 7
Licenses, amortizable	341	(341)	—	2
Non-compete agreements	139	(139)	—	2 - 5
Developed technology	775	(775)	—	3
Licenses, indefinite lived	764	—	764	Indefinite
Total intangible assets, net	$15,093	$(8,394)	$6,699
Intangible assets, net consisted of the following as of December 31, 2018:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Amortization Period
				(Years)
Customer relationships	$10,396	$(4,071)	$6,325	20
Domain name and related trademarks	2,678	(2,678)	—	3 - 7
Licenses, amortizable	341	(341)	—	2
Non-compete agreements	139	(139)	—	2 - 5
Developed technology	775	(775)	—	3
Licenses, indefinite lived	764	—	764	Indefinite
Total intangible assets, net	$15,093	$(8,004)	$7,089
Amortization expense for definite lived intangible assets was $130 and $424 for the three and nine months ended September 30, 2018, respectively, and $130 and $390 for the three and nine months ended September 30, 2019, respectively. The remaining amortization period for definite lived intangible assets is 11 years.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Future estimated amortization expense for definite lived intangible assets is as follows:

As of September 30, 2019
2019 (remaining)	$130
2020	520
2021	520
2022	520
2023	520
Thereafter	3,725
$5,935

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
As of December 31, 2018 and September 30, 2019, the Company had $0 outstanding on the revolving loan and was in compliance with all financial and non-financial covenants for all periods presented. The available borrowing capacity under the revolving loan was $25,000 as of September 30, 2019.
As of December 31, 2018, the outstanding unamortized loan fees associated with the revolving loan were $136, which were included in prepaid expenses and other current assets. As of September 30, 2019, the outstanding unamortized loan fees associated with the revolving loan were $118, of which $51 were included in prepaid expenses and other current assets and $67 were included in other long-term assets in the Company’s condensed consolidated balance sheets. On March 1, 2019, previous unamortized loan fees of $125 associated with the Credit and Security agreement prior to the amendment and restatement were expensed to interest expense, which is included in other income, net on the condensed consolidated statements of operations.
Capital Leases
The Company leased various equipment under leases accounted for as capital leases with expiration dates through December 2018. As of December 31, 2018, cost and accumulated depreciation of the assets under capital leases recorded by the Company were $1,951 and $1,884, respectively. As of September 30, 2019, cost and accumulated depreciation of the assets under capital leases recorded by the Company were $1,959 and $1,904, respectively. There were no remaining payments due on the Company’s capital lease obligations as of September 30, 2019.

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

	Three months ended September 30,		Nine months ended September 30,
	2018	2019	2018	2019
CPaaS
Revenue	$41,537	$51,499	$120,267	$144,501
Cost of revenue	23,996	29,297	69,038	81,070
Gross profit	$17,541	$22,202	$51,229	$63,431
Other
Revenue	$8,917	$8,992	$31,503	$26,090
Cost of revenue	3,478	3,807	10,366	10,910
Gross profit	$5,439	$5,185	$21,137	$15,180
Consolidated
Revenue	$50,454	$60,491	$151,770	$170,591
Cost of revenue	27,474	33,104	79,404	91,980
Gross profit	$22,980	$27,387	$72,366	$78,611
The Company's assets were primarily held in the United States as of December 31, 2018 and September 30, 2019. Assets held outside of the United States as of December 31, 2018 and September 30, 2019 were not material.
The Company generates its revenue primarily in the United States. Revenue by geographic area is detailed in the table below (which is determined based on the customer billing address):

	Three months ended September 30,		Nine months ended September 30,
	2018	2019	2018	2019
CPaaS
United States	$41,482	$50,148	$120,014	$142,999
International	55	1,351	253	1,502
Total	$41,537	$51,499	$120,267	$144,501

Other
United States	$8,843	$8,652	$31,289	$25,603
International	74	340	214	487
Total	$8,917	$8,992	$31,503	$26,090

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

9. Stockholders’ Equity
Preferred Stock
As of December 31, 2018 and September 30, 2019, the Company had authorized 10,000,000 shares of undesignated preferred stock, par value $0.001, of which no shares were issued and outstanding.
Common Stock
As of December 31, 2018 and September 30, 2019, the Company had authorized 100,000,000 shares of Class A common stock with one vote per share and 20,000,000 shares of Class B common stock with ten votes per share, each par value $0.001. As of December 31, 2018, 12,912,747 and 6,510,732 shares of Class A and B common stock, respectively, were issued and outstanding. As of September 30, 2019, 18,306,776 and 5,177,400 shares of Class A and B common stock, respectively, were issued and outstanding.
Shares of Class B common stock are convertible into shares of Class A common stock upon the stockholder’s voluntary written notice to the Company’s transfer agent or a transfer by the stockholder, subject to limited exceptions for transfers for estate planning purposes.
The Company had reserved shares of Class A common stock for issuance as follows:

	December 31,	September 30,
	2018	2019
Stock options issued and outstanding	1,937,370	864,605
Nonvested restricted stock units issued and outstanding	324,252	411,422
Stock-based awards available for grant under the 2017 Plan	896,760	1,310,793
	3,158,382	2,586,820

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
Stock options

The following summarizes the stock option activity for the periods presented:

	Number of options outstanding	Weighted- average exercise price (per share)	Weighted- average remaining contract life (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2018	1,937,370	$7.41	4.00	$64,596
Granted	—	—
Exercised	(1,064,276)	6.81		56,610
Forfeited or cancelled	(8,489)	12.36
Outstanding as of September 30, 2019	864,605	$8.09	3.68	$49,297

Options vested and exercisable at September 30, 2019	717,083	$7.07	2.93	$41,617
Options vested and expected to vest as of September 30, 2019	861,888	$8.07	3.67	$49,159
Aggregate intrinsic value represents the difference between the option exercise price and the fair value of the Company’s Class A common stock price as reported on the NASDAQ Global Select Market.
The weighted average grant-date fair value of stock options granted was $11.10 for the nine months ended September 30, 2018. No options were granted for the three months ended September 30, 2018. Similarly, no options were granted for the three and nine months ended September 30, 2019.
The total estimated grant date fair value of options vested was $246 and $716 for the three and nine months ended September 30, 2018, respectively, and $222 and $502 for the three and nine months ended September 30, 2019, respectively.
As of September 30, 2019, total unrecognized compensation cost related to all non-vested stock options was $649, which will be amortized over a weighted-average period of 1.59 years.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Restricted Stock Units
The following summarizes the restricted stock unit activity for the periods presented:

	Number of awards outstanding	Weighted-average grant date fair value (per share)
Nonvested RSUs as of December 31, 2018	324,252	$26.95
Granted	237,203	44.49
Vested	(144,434)	31.66
Forfeited or cancelled	(5,599)	37.93
Nonvested RSUs as of September 30, 2019	411,422	$35.26
As of September 30, 2019, total unrecognized compensation cost related to non-vested RSUs was $12,657, which will be amortized over a weighted-average period of 2.97 years.
Stock-Based Compensation Expense
The Company recognized total stock-based compensation expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2019	2018	2019
Cost of revenue	$30	$52	$79	$158
Research and development	173	371	376	1,101
Sales and marketing	146	280	364	892
General and administrative	413	951	1,198	2,809
Total	$762	$1,654	$2,017	$4,960

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
Future minimum lease payments required under operating leases are as follows:

As of September 30, 2019
2019 (remaining)	$1,571
2020	6,430
2021	6,587
2022	6,301
2023	5,926
Thereafter	2,936
$29,751
The Company incurred rent expense of $1,173 and $3,128 for the three and nine months ended September 30, 2018, respectively, and $1,573 and $4,226 for the three and nine months ended September 30, 2019, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations.
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
The Company recorded a reduction of rent expense of $251 and $753 related to the sublease agreement for the three and nine months ended September 30, 2018, respectively, and $96 and $547 for the three and nine months ended September 30, 2019, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations.
Future minimum sub-lease receipts required under the non-cancellable lease are as follows:

As of September 30, 2019
2019 (remaining)	$111
2020	447
2021	457
2022	249
$1,264
Contractual Obligations
On October 25, 2015, the Company entered into an agreement with a telecommunications service provider. The service agreement requires the Company to pay a monthly recurring charge beginning on January 1, 2016 associated with the services received. The service agreement is non-cancellable and contains annual minimum commitments of $1,200, to be fulfilled over five years or for as long as the Company continues to receive services from this vendor. In addition, as of September 30, 2019 the Company has $6,690 in other non-cancellable purchase obligations, consisting of primarily network equipment maintenance and software license contracts, of which $5,999 will be fulfilled within a year.

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

12. Employee Benefit Plan
The Company sponsors a defined contribution 401(k) plan which allows eligible employees to defer a portion of their compensation. The Company, at its discretion, may make matching contributions. The Company made matching contributions of $261 and $807 for the three and nine months ended September 30, 2018, respectively, and $415 and $1,301 for the three and nine months ended September 30, 2019, respectively.

13. Income Taxes
At the end of each interim reporting period, the Company determines the income tax provision by using an estimate of the annual effective tax rate, adjusted for discrete items occurring in the quarter. The effective income tax rate reflects the effect of federal and state income taxes and the permanent impacts of differences in book and tax accounting.
The Company’s effective tax rate was (1,221.1)% and (87.2)% for the three and nine months ended September 30, 2018, respectively, and 73.5% and 135.5% for the three and nine months ended September 30, 2019, respectively. The change in tax rate is primarily due to the change in book income.
The Company’s effective tax rate for the three and nine months ended September 30, 2019, is higher than the U.S. federal statutory rate of 21.0% primarily due to the impact of stock compensation tax deductions.

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

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The Company received compensation of $19 and $69 for the three and nine months ended September 30, 2018, respectively, and $0 for each of the three and nine months ended September 30, 2019, which is included in general and administrative expenses in the condensed consolidated statements of operations. No amounts were due to the Company under the Transition Services Agreement as of December 31, 2018 and September 30, 2019.
The Company recorded a reduction of rent expense under the Facilities Sharing Agreement of $251 and $753 for the three and nine months ended September 30, 2018, respectively, and $96 and $547 for the three and nine months ended September 30, 2019, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations. No amounts were due to the Company under the Facilities Sharing Agreement as of December 31, 2018 and September 30, 2019.
The Tax Sharing Agreement governs rights and obligations after the Spin-Off regarding income taxes and other taxes, including tax liabilities and benefits, attributes, returns and contests. There are no amounts outstanding or payable under this agreement as of December 31, 2018 and September 30, 2019.
The Master Services Agreement specifies certain wholesale telecommunications services to be provided by the Company. The agreement is cancellable at any time by either party. The Company provided telecommunication services to Republic of $994 and $2,985 for the three and nine months ended September 30, 2018, respectively, and $524 and $2,093 for the three and nine months ended September 30, 2019, respectively. The Company recognized such amounts as revenue in the accompanying condensed consolidated statements of operations. As of December 31, 2018 and September 30, 2019, the Company had a receivable of $327 and $0, respectively, under the Master Services Agreement.
On March 1, 2019, an amendment to the current Master Services Agreement was executed. Pursuant to the terms of the new agreement, Republic receives reduced pricing on its messaging services, effective April 1, 2019. All other terms and conditions of the existing agreement remain. On June 20, 2019, Republic executed a further amendment to the current Master Services Agreement. Pursuant to the terms of the June 20, 2019 amendment, Republic receives reduced pricing on its outbound voice services effective on June 20, 2019. Republic also executed a revenue commitment schedule on June 20, 2019. Pursuant to the revenue commitment schedule, Republic agreed to spend a minimum of $100 per month during the 11-month period commencing July 1, 2019 through May 31, 2020.
Subsequent to the expiration of the 180-day blackout window on May 9, 2018, Republic employees that held Bandwidth stock options began exercising their options. Upon exercise, Bandwidth withholds the employee tax amounts due from the proceeds. Bandwidth had collected on behalf of, and remitted withholding tax to, Republic of $2,691 and $9,166 for the three and nine months ended September 30, 2018, and $442 and $1,769 for the three and nine months ended September 30, 2019, respectively, and had a related payable of $0 as of September 30, 2019.
On September 30, 2019, the Company entered into a services agreement with Republic. Pursuant to the terms of the new agreement, Republic receives services performed by the Company’s legal department, effective September 30, 2019. The Company is compensated by Republic for these services based on costs incurred by the Company. There was no outstanding receivable as of September 30, 2019.

15. Basic and Diluted Income (Loss) per Common Share
Basic net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potential shares of common stock, including stock options, stock related to unvested restricted stock awards, and outstanding warrants to the extent dilutive.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The components of basic and diluted income (loss) per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2019	2018	2019
Net income (loss) attributable to common stockholders	$2,510	$(1,014)	$19,213	$4,450
Net income (loss) per share:
Basic	$0.13	$(0.04)	$1.05	$0.20
Diluted	$0.12	$(0.04)	$0.91	$0.19
Weighted Average Number of Common Shares Outstanding
Basic	19,072,196	23,426,455	18,300,435	22,353,097
Dilutive effect of stock options, restricted stock units, and warrants	2,073,928	—	2,765,367	1,339,474
Diluted	21,146,124	23,426,455	21,065,802	23,692,571
There were no common share equivalents with anti-dilutive effects for the three and nine months ended September 30, 2018 and the nine months ended September 30, 2019. The 864,605 stock options and 411,422 nonvested RSUs outstanding as of September 30, 2019 have been excluded from the calculation of the weighted average common shares outstanding for the three months ended September 30, 2019 because the effect is anti-dilutive for the period.

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
For the three months ended September 30, 2018 and 2019, total revenue was $50.5 million and $60.5 million, respectively. CPaaS revenue for the three months ended September 30, 2018 and 2019 was $41.5 million and $51.5 million, respectively, representing an increase of 24% in 2019. Net income for the three months ended September 30, 2018 was $2.5 million and net loss for the three months ended September 30, 2019 was $1.0 million. For the three months ended September 30, 2018 and 2019, the number of active CPaaS customer accounts was 1,155 and 1,610, respectively, representing a year over year increase of 39% in 2019.

Management’s Discussion and Analysis
Key Performance Indicators
We monitor the following key performance indicators (“KPIs”) to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. We believe the following KPIs are useful in evaluating our business:

	Three months ended September 30,		Nine months ended September 30,
	2018	2019	2018	2019

	(Dollars in thousands)
Number of active CPaaS customers (as of period end)	1,155	1,610	1,155	1,610
Dollar-based net retention rate	117%	116%	117%	113%
Adjusted EBITDA	$2,292	$(638)	$16,175	$(2,277)
Free cash flow	$3,112	$(4,386)	$15,569	$(19,317)
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
For the three and nine months ended September 30, 2018 and 2019, revenue from active CPaaS customer accounts represented approximately 99% of total CPaaS revenue.
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
For the three months ended September 30, 2018 and 2019, we generated 65% and 68% of our CPaaS revenue, respectively, from usage-based fees. We also earn monthly fees from services such as phone number services and 911 access service. For the three months ended September 30, 2018 and 2019, we generated 34% and 30% of our CPaaS revenue, respectively, in each period from monthly per unit fees. The remaining 2% of our CPaaS revenue is generated from other miscellaneous services.
For the nine months ended September 30, 2018 and 2019, we generated 64% and 66% of our CPaaS revenue, respectively, from usage-based fees. We also earn monthly fees from services such as phone number services and 911 access service. For the nine months ended September 30, 2018 and 2019, we generated 34% and 31% of our CPaaS revenue, respectively, in each period from monthly per unit fees. The remaining 2% to 3% of our CPaaS revenue is generated from other miscellaneous services.
The remainder of our revenue is generated by our Other segment. Other revenue is composed of revenue earned from our legacy services and indirect revenue. Other revenue as a percentage of total revenue is expected to continue to decline over time.
We recognize accounts receivable at the time the customer is invoiced. Additionally, we record a receivable and revenue for unbilled revenue if the services have been delivered and are billable in subsequent periods. Unbilled revenue made up 47% and 54% of outstanding accounts receivable, net of allowance for doubtful accounts as of December 31, 2018 and September 30, 2019, respectively.
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
Income Taxes
For the three months ended September 30, 2018 and 2019, our effective tax rate was (1,221.1)% and 73.5%, respectively. The increase in our effective tax rate is primarily due to the change in book income before taxes. We recorded $4.2 million and $1.7 million in net excess tax benefit for the three months ended September 30, 2018 and 2019, respectively.
For the nine months ended September 30, 2018 and 2019, our effective tax rate was (87.2)% and 135.5%, respectively. The increase in our effective tax rate is primarily due to the change in book income before taxes. We recorded $11.2 million and $13.5 million in net excess tax benefit for the nine months ended September 30, 2018 and 2019, respectively.

Management’s Discussion and Analysis
Non-GAAP Financial Measures
We use Non-GAAP gross profit, Non-GAAP gross margin, Adjusted EBITDA, Non-GAAP net (loss) income and free cash flow for financial and operational decision making and to evaluate period-to-period differences in our performance. Non-GAAP gross profit, Non-GAAP gross margin, Adjusted EBITDA, Non-GAAP net (loss) income and free cash flow are non-GAAP financial measures, which we believe are useful for investors in evaluating our overall financial performance. We believe these measures provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key performance indicators used by management in its financial and operational decision making. See below for a reconciliation of each of the non-GAAP financial measures described below.
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
Consolidated

	Three months ended September 30,		Nine months ended September 30,
	2018	2019	2018	2019

	(In thousands)
Consolidated Gross Profit	$22,980	$27,387	$72,366	$78,611
Depreciation	1,135	1,700	3,214	4,523
Stock-based compensation	30	52	79	158
Non-GAAP Gross Profit	$24,145	$29,139	$75,659	$83,292
Non-GAAP Gross Margin %	48%	48%	50%	49%

Management’s Discussion and Analysis
By Segment
CPaaS

	Three months ended September 30,		Nine months ended September 30,
	2018	2019	2018	2019

	(In thousands)
CPaaS Gross Profit	$17,541	$22,202	$51,229	$63,431
Depreciation	1,135	1,700	3,214	4,523
Stock-based compensation	30	52	79	158
Non-GAAP CPaas Gross Profit	$18,706	$23,954	$54,522	$68,112
Non-GAAP CPaaS Gross Margin %	45%	47%	45%	47%
Other
There are no Non-GAAP adjustments to gross profit for the Other segment.
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss), adjusted to reflect the addition or elimination of certain income statement items including, but not limited to:
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

	Three months ended September 30,		Nine months ended September 30,
	2018	2019	2018	2019

	(In thousands)
Net income (loss)	$2,510	$(1,014)	$19,213	$4,450
Income tax benefit (1)	(2,320)	(2,810)	(8,949)	(16,971)
Interest income, net	(103)	(778)	(242)	(1,698)
Depreciation	1,296	2,177	3,685	6,238
Amortization	130	130	424	390
Stock-based compensation	762	1,654	2,017	4,960
Loss on disposal of property and equipment	17	3	27	354
Adjusted EBITDA	$2,292	$(638)	$16,175	$(2,277)
________________________
(1) Includes excess tax benefits associated with the exercise of stock options and vesting of restricted stock units of $4,163 and $11,215 in the three and nine months ended September 30, 2018, and $1,749 and $13,488 in the three and nine months ended September 30, 2019, respectively.
Non-GAAP Net (Loss) Income
We define Non-GAAP net (loss) income as net income (loss) adjusted for certain items affecting period-to-period comparability. Non-GAAP net (loss) income excludes:
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
We believe Non-GAAP net (loss) income is a meaningful measure because by removing certain non-cash and other expenses we are able to evaluate our operating results in a manner we believe is more indicative of the current period’s performance. We believe the use of Non-GAAP net (loss) income may be helpful to investors because it provides consistency and comparability with past financial performance, facilitates period-to-period comparisons of results of operations and assists in comparisons with other companies, many of which may use similar non-GAAP financial information to supplement their GAAP results.

Management’s Discussion and Analysis

	Three months ended September 30,		Nine months ended September 30,
	2018	2019	2018	2019

	(In thousands)
Net income (loss)	$2,510	$(1,014)	$19,213	$4,450
Stock-based compensation	762	1,654	2,017	4,960
Amortization related to acquisitions	130	130	390	390
Loss on disposal of property and equipment	17	3	27	354
Estimated tax effects of adjustments	(233)	(451)	(625)	(1,440)
Income tax benefit of option exercises	(4,163)	(1,631)	(11,215)	(12,437)
Income tax benefit of vesting restricted stocks units	—	(118)	—	(1,051)
Non-GAAP net (loss) income	$(977)	$(1,427)	$9,807	$(4,774)
Non-GAAP net (loss) income per Non-GAAP share
Basic	$(0.05)	$(0.06)	$0.54	$(0.21)
Diluted	$(0.05)	$(0.06)	$0.47	$(0.21)

Non-GAAP weighted average number of shares outstanding
Non-GAAP basic shares	19,072,196	23,426,455	18,300,435	22,353,097
Non-GAAP diluted shares	19,072,196	23,426,455	21,065,802	22,353,097
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

	Three months ended September 30,		Nine months ended September 30,
	2018	2019	2018	2019

	(In thousands)
Net cash provided by (used in) operating activities	$6,884	$1,932	$24,001	$(3,480)
Net cash used in investing in capital assets (1)	(3,772)	(6,318)	(8,432)	(15,837)
Free cash flow	$3,112	$(4,386)	$15,569	$(19,317)
________________________
(1) Represents the acquisition cost of property, equipment and capitalized development costs for software for internal use.

Management’s Discussion and Analysis
Results of Operations
Consolidated Results of Operations
The following table sets forth the consolidated statements of operations for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2018	2019	2018	2019

	(In thousands)
Revenue:
CPaaS revenue	$41,537	$51,499	$120,267	$144,501
Other revenue	8,917	8,992	31,503	26,090
Total revenue	50,454	60,491	151,770	170,591
Cost of revenue:
CPaaS cost of revenue	23,996	29,297	69,038	81,070
Other cost of revenue	3,478	3,807	10,366	10,910
Total cost of revenue	27,474	33,104	79,404	91,980
Gross profit:
CPaaS	17,541	22,202	51,229	63,431
Other	5,439	5,185	21,137	15,180
Total gross profit	22,980	27,387	72,366	78,611
Operating expenses:
Research and development	5,895	7,939	14,111	23,312
Sales and marketing	5,422	8,784	14,598	25,647
General and administrative	11,576	15,269	33,635	43,884
Total operating expenses	22,893	31,992	62,344	92,843
Operating income (loss)	87	(4,605)	10,022	(14,232)
Other income, net
Interest income, net	103	778	242	1,698
Realized gain on investments	—	4	—	4
Other (expense) income, net	—	(1)	—	9
Income (loss) before income taxes	190	(3,824)	10,264	(12,521)
Income tax benefit	2,320	2,810	8,949	16,971
Net income (loss)	$2,510	$(1,014)	$19,213	$4,450

Management’s Discussion and Analysis
The following table sets forth our results of operations as a percentage of our total revenue for the periods presented. *

	Three months ended September 30,		Nine months ended September 30,
	2018	2019	2018	2019
Revenue:
CPaaS revenue	82%	85%	79%	85%
Other revenue	18%	15%	21%	15%
Total revenue	100%	100%	100%	100%
Cost of revenue:
CPaaS cost of revenue	48%	48%	45%	48%
Other cost of revenue	7%	6%	7%	6%
Total cost of revenue	55%	54%	52%	54%
Gross profit:
CPaaS	35%	37%	34%	37%
Other	11%	8%	14%	9%
Total gross profit	46%	45%	48%	46%
Operating expenses:
Research and development	12%	13%	9%	14%
Sales and marketing	11%	15%	10%	15%
General and administrative	23%	25%	22%	26%
Total operating expenses	46%	53%	41%	55%
Operating income (loss)	—%	(8)%	7%	(8)%
Other income, net
Interest income, net	—%	1%	—%	1%
Realized gain on investments	—%	—%	—%	—%
Other (expense) income, net	—%	—%	—%	—%
Income (loss) before income taxes	—%	(6)%	7%	(7)%
Income tax benefit	5%	5%	6%	10%
Net income (loss)	5%	(2)%	13%	3%

(*) Columns may not foot due to rounding.

Management’s Discussion and Analysis
Comparison of the Three Months Ended September 30, 2018 and 2019
Revenue

	Three months ended September 30,
	2018	2019	Change

	(Dollars in thousands)
CPaaS revenue	$41,537	$51,499	$9,962	24%
Other revenue	8,917	8,992	75	1%
Total revenue	$50,454	$60,491	$10,037	20%
For the three months ended September 30, 2019, total revenue increased by $10.0 million, or 20%, compared to the same period in 2018, and CPaaS revenue increased by $10.0 million, or 24%, compared to the same period in 2018. The increase in CPaaS revenue was primarily attributable to an increase in the usage of all our service offerings, particularly our voice and messaging usage, which accounted for $9.5 million of the increase in CPaaS revenue, and our phone number services and 911-enabled phone number services, which accounted for $2.3 million of the increase in CPaaS revenue. This increase in CPaaS revenue was partially offset by $1.8 million related to pricing decreases that we have implemented over time with our customers in the form of lower usage prices to increase the reach and scale of our platform. The changes in usage and price in the three months ended September 30, 2019 compared to the same period in 2018 were reflected in our dollar-based net retention rate of 116%. The increase in usage was also attributable to a 39% increase in the number of active CPaaS customer accounts, from 1,155 as of September 30, 2018 to 1,610 as of September 30, 2019. In addition, revenue from new CPaaS customers contributed $3.4 million, or 8%, to CPaaS revenue for the three months ended September 30, 2019 compared to $2.4 million, or 7%, to CPaaS revenue in the same period in 2018. As a percentage of total revenue, CPaaS revenue increased from 82% in the three months ended September 30, 2018 to 85% in the same period in 2019.
Other revenue increased by $0.1 million, or 1%, in the three months ended September 30, 2019 due to higher indirect revenue, which increased by $0.6 million, offset by lower legacy revenue, which decreased by $0.5 million, compared to the same period in 2018.
Cost of Revenue and Gross Margin

	Three months ended September 30,
	2018	2019	Change

	(Dollars in thousands)
Cost of revenue:
CPaaS cost of revenue	$23,996	$29,297	$5,301	22%
Other cost of revenue	3,478	3,807	329	9%
Total cost of revenue	$27,474	$33,104	$5,630	20%
Gross profit	$22,980	$27,387	$4,407	19%
Gross margin:
CPaaS	42%	43%
Other	61%	58%
Total gross margin	46%	45%

Management’s Discussion and Analysis
For the three months ended September 30, 2019, total gross profit increased by $4.4 million, or 19%, compared to the same period in 2018. Total gross margin decreased from 46% to 45% during the same period. In the three months ended September 30, 2019, CPaaS cost of revenue increased by $5.3 million, or 22%, compared to the same period in 2018. CPaaS cost of revenue increased primarily due to an increase in voice usage costs of net $1.7 million due to growth in minutes used by customers, partially offset by a decrease in the cost per minute from vendors. Network costs also increased $2.5 million due to network expansions and personnel costs. Cost of messaging increased by $0.8 million due to growth in messages used by customers and increased cost per message from vendors. Cost of phone numbers increased by $0.3 million. For the three months ended September 30, 2019, CPaaS gross margin increased to 43% from 42% in the same period in 2018. Excluding depreciation and stock-based compensation of $1.2 million in the three months ended September 30, 2018 and $1.8 million in the same period in 2019, CPaaS Non-GAAP gross margin was 45% and 47% for the three months ended September 30, 2018 and 2019, respectively, and total Non-GAAP gross margin was 48% for both periods.
For the three months ended September 30, 2019, other cost of revenue increased by $0.3 million compared to the same period in 2018, primarily due to a $0.5 million increase in cost of indirect revenue related to messaging surcharges and cost of carrier access revenue offset by a $0.2 million decrease as a result of churn in legacy services.
Operating Expenses

	Three months ended September 30,
	2018	2019	Change

	(Dollars in thousands)
Research and development	$5,895	$7,939	$2,044	35%
Sales and marketing	5,422	8,784	3,362	62%
General and administrative	11,576	15,269	3,693	32%
Total operating expenses	$22,893	$31,992	$9,099	40%
For the three months ended September 30, 2019, R&D expenses related to the expansion of our product offerings increased by $2.0 million, or 35%, compared to the same period in 2018. This increase was primarily due to increased personnel costs of $2.0 million.
For the three months ended September 30, 2019, sales and marketing expenses increased by $3.4 million, or 62%, compared to the same period in 2018 primarily due to an overall increase in sales personnel costs of $3.1 million and other non-headcount costs of $0.3 million.
For the three months ended September 30, 2019, general and administrative expenses increased by $3.7 million, or 32%, compared to the same period in 2018. This increase was due to higher personnel cost of $1.4 million, higher bad debt expense of $0.6 million primarily related to a write-off with a customer, other non-headcount costs of $0.5 million, professional expenses of $0.5 million, facilities expense of $0.4 million, hosted software costs of $0.2 million, and bank charges and license costs of $0.1 million, which contributed to the overall increase in general and administrative expenses.
Interest Income, Net
For the three months ended September 30, 2019, interest income increased by $0.7 million compared to the same period in 2018, due to a $0.7 million increase in interest income from the investment of follow-on equity offering proceeds offset by $0.1 million increase in interest expense.
Income Tax Benefit

Management’s Discussion and Analysis
For the three months ended September 30, 2019, income tax benefit increased by $0.5 million compared to the same period in 2018. The effective tax rate for the three months ended September 30, 2019 was 73.5% compared to (1,221.1)% in the same period in 2018. The increase in our effective tax rate is primarily due to the change in book income before taxes.
Comparison of the Nine Months Ended September 30, 2018 and 2019

Revenue

	Nine months ended September 30,
	2018	2019	Change

	(Dollars in thousands)
CPaaS revenue	$120,267	$144,501	$24,234	20%
Other revenue	31,503	26,090	(5,413)	(17)%
Total revenue	$151,770	$170,591	$18,821	12%
For the nine months ended September 30, 2019, total revenue increased by $18.8 million, or 12%, compared to the same period in 2018, and CPaaS revenue increased by $24.2 million, or 20%, compared to the same period in 2018. The increase in CPaaS revenue was primarily attributable to an increase in the usage of all our service offerings, particularly our voice and messaging usage, which accounted for $25.2 million of the increase in CPaaS revenue, and our phone number services and 911-enabled phone number services, which accounted for $6.5 million of the increase in CPaaS revenue. This increase in CPaaS revenue was partially offset by $7.5 million related to pricing decreases that we have implemented over time with our customers in the form of lower usage prices to increase the reach and scale of our platform. The changes in usage and price in the nine months ended September 30, 2019 compared to the same period in 2018 were reflected in our dollar-based net retention rate of 113%. The increase in usage was also attributable to a 39% increase in the number of active CPaaS customer accounts, from 1,155 as of September 30, 2018 to 1,610 as of September 30, 2019. In addition, revenue from new CPaaS customers contributed $8.1 million, or 7%, to CPaaS revenue for the nine months ended September 30, 2019 compared to $6.9 million, or 7%, to CPaaS revenue in the same period in 2018. As a percentage of total revenue, CPaaS revenue increased from 79% in the nine months ended September 30, 2018 to 85% in the same period in 2019.
Other revenue decreased by $5.4 million, or 17%, due primarily to lower indirect revenue, which decreased by $3.7 million, primarily from a legal settlement in the nine months ended September 30, 2018. Legacy revenue decreased by $1.7 million compared to the same period in 2018. As of the nine months ended September 30, 2018, the Company recognized $6.3 million of revenue related to this settlement. Excluding this settlement, for the nine months ended September 30, 2019, other revenue increased by $0.9 million, or 4% and total revenue increased by $25.1 million, or 17%, compared to the same period in 2018.

Management’s Discussion and Analysis
Cost of Revenue and Gross Margin

	Nine months ended September 30,
	2018	2019	Change

	(Dollars in thousands)
Cost of revenue:
CPaaS cost of revenue	$69,038	$81,070	$12,032	17%
Other cost of revenue	10,366	10,910	544	5%
Total cost of revenue	$79,404	$91,980	$12,576	16%
Gross profit	$72,366	$78,611	$6,245	9%
Gross margin:
CPaaS	43%	44%
Other	67%	58%
Total gross margin	48%	46%
For the nine months ended September 30, 2019, total gross profit increased by $6.2 million, or 9%, compared to the same period in 2018. Total gross margin decreased from 48% to 46% during the same period, primarily from revenue recognized related to a legal settlement in the nine months ended September 30, 2018. As of the nine months ended September 30, 2018, the Company recognized $6.3 million of revenue related to this settlement. Excluding this settlement, for the nine months ended September 30, 2018, total gross profit was $66.1 million, or 45%. Excluding this settlement, total gross profit increased by $12.5 million for the nine months ended September 30, 2019, as compared to the same period in 2018, with gross margin increasing from 45% to 46%, for the nine months ended September 30, 2018 and 2019, respectively. In the nine months ended September 30, 2019, CPaaS cost of revenue increased by $12.0 million, or 17%, compared to the same period in 2018. CPaaS cost of revenue increased primarily due to an increase in voice usage costs of net $3.2 million due to growth in minutes used by customers, partially offset by a decrease in the cost per minute from vendors. Network costs also increased $6.1 million due to network expansions and personnel costs. Cost of messaging increased by $1.8 million due to growth in messages used by customers and increased cost per message from vendors. Cost of phone numbers and miscellaneous cost of revenue increased by $0.9 million. In the nine months ended September 30, 2018 and 2019, CPaaS gross margin was 43% and 44%, respectively. Excluding depreciation and stock-based compensation of $3.3 million in the nine months ended September 30, 2018 and $4.7 million in the same period in 2019, CPaaS Non-GAAP gross margin was 45% and 47% for the nine months ended September 30, 2018 and 2019, respectively, and total Non-GAAP gross margin was 50% and 49% for the same periods, respectively.
Other cost of revenue increased by $0.5 million, primarily due to a $1.3 million increase in cost of indirect revenue related to messaging surcharges and cost of carrier access revenue offset by a $0.8 million decrease as a result of churn in legacy services.
Operating Expenses

	Nine months ended September 30,
	2018	2019	Change

	(Dollars in thousands)
Research and development	$14,111	$23,312	$9,201	65%
Sales and marketing	14,598	25,647	11,049	76%
General and administrative	33,635	43,884	10,249	30%
Total operating expenses	$62,344	$92,843	$30,499	49%
For the nine months ended September 30, 2019, R&D expenses related to the expansion of our product offerings increased by $9.2 million, or 65%, compared to the same period in 2018. This increase was primarily due to increased personnel costs of $8.2 million and other non-headcount costs of $1.0 million.

Management’s Discussion and Analysis
For the nine months ended September 30, 2019, sales and marketing expenses increased by $11.0 million, or 76%, compared to the same period in 2018 primarily due to an overall increase in sales personnel costs of $9.1 million and other non-headcount costs of $1.9 million.
For the nine months ended September 30, 2019, general and administrative expenses increased by $10.2 million, or 30%, compared to the same period in 2018. This increase was due to higher personnel costs of $4.3 million, professional expenses of $1.5 million, hosted software costs of $1.2 million, facilities expense of $1.1 million, higher bad debt expense of $0.8 million primarily related to a write-off with a customer, other non-headcount costs of $0.6 million, depreciation and amortization costs of $0.5 million and bank charges and license expenses of $0.2 million, which contributed to the overall increase in general and administrative expenses.
Interest Income, Net
For the nine months ended September 30, 2019, interest income increased by $1.5 million compared to the same period in 2018, due to a $1.7 million increase in interest income from the investment of follow-on equity offering proceeds offset by $0.2 million increase in interest expense.
Income Tax Benefit
For the nine months ended September 30, 2019, income tax benefit increased by $8.0 million compared to the same period in 2018. The effective tax rate for the nine months ended September 30, 2019 was 135.5% compared to (87.2)% in the same period in 2018. The increase in our effective tax rate is primarily due to the change in book income before taxes.
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
Statement of Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
	2018	2019

	(In thousands)
Net cash provided by (used in) operating activities	$24,001	$(3,480)
Net cash (used in) provided by investing activities	(23,289)	2,270
Net cash provided by financing activities	10,225	152,529
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(19)
Net increase in cash, cash equivalents, and restricted cash	$10,937	$151,300
Cash Flows from Operating Activities

Management’s Discussion and Analysis
For the nine months ended September 30, 2019, cash used in operating activities was $3.5 million, consisting of net income of $4.5 million adjusted for non-cash items. These non-cash items included depreciation and amortization expense of $6.6 million, stock-based compensation expenses of $5.0 million, loss on disposal of property and equipment of $0.4 million, offset by deferred tax benefit of $17.1 million, accretion of bond discount of $0.7 million and cash used by changes in operating assets and liabilities of $2.2 million. Cash generated from operating assets and liabilities included an increase in accrued expenses and other liabilities of $4.7 million, an increase in deferred revenue of $1.0 million and an increase in deferred rent of $0.6 million. Offsetting these cash generating items in assets and liabilities were an increase in accounts receivable of $5.3 million, an increase in prepaid expenses and other assets of $3.0 million, and a decrease in accounts payable of $0.2 million.
For the nine months ended September 30, 2018, cash provided by operating activities was $24.0 million, consisting of net income of $19.2 million adjusted for non-cash items. These non-cash items included depreciation and amortization expense of $4.1 million, stock-based compensation expenses of $2.0 million, deferred tax benefit of $9.0 million and cash provided by changes in operating assets and liabilities of $7.7 million. Cash generated from operating assets and liabilities included an increase in deferred revenue of $5.3 million, an increase in accrued expenses and other liabilities of $4.4 million, an increase in deferred rent of $2.1 million and a decrease in deferred costs of $0.3 million. Offsetting these cash generating items in assets and liabilities were an increase in accounts receivable of $2.6 million, an increase in prepaid expenses and other assets of $1.1 million and a decrease in accounts payable of $0.8 million, respectively.
Cash Flows from Investing Activities
For the nine months ended September 30, 2019, cash provided by investing activities was $2.3 million from the proceeds from the sales and maturities of marketable securities of $86.5 million, partially offset by the investment in marketable securities of $68.4 million, the purchase of property and equipment of $13.1 million and capitalized internally developed software costs of $2.7 million.
For the nine months ended September 30, 2018, cash used in investing activities was $23.3 million from the investment in marketable securities of $23.9 million, the purchase of property and equipment of $4.9 million and capitalized internally developed software costs of $3.5 million, partially offset by maturities of marketable securities of $9.0 million.
Cash Flows from Financing Activities
For the nine months ended September 30, 2019, cash provided by financing activities was $152.5 million consisting primarily of $147.4 million in proceeds from the follow-on public offering, $7.2 million in proceeds from the issuance of stock options, partially offset by $1.2 million in value of equity awards withheld for tax liabilities, $0.8 million in payments related to the cost of the follow-on public offering and $0.1 million in payments of debt issuance cost.
For the nine months ended September 30, 2018, cash provided by financing activities was $10.2 million consisting primarily of $10.6 million in proceeds from the exercises of stock options, partially offset by $0.3 million in payments related to the cost of our initial public offering.
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

Management’s Discussion and Analysis
On June 4, 2019, KeyBank National Association and Pacific Western Bank entered into an Assignment and Acceptance Agreement, whereby KeyBank National Association, as the Assignor, sold and assigned $10,000 of our Revolving Credit Commitment to Pacific Western Bank, the Assignee. KeyBank National Association retains $15,000 of our Revolving Credit Commitment.
As of December 31, 2018 and September 30, 2019, we had $0 outstanding on the revolving loan and were in compliance with all financial and non-financial covenants for all periods presented. The available borrowing capacity under our revolving credit facility loan was $25.0 million as of December 31, 2018 and September 30, 2019.
As of December 31, 2018 and September 30, 2019, the outstanding unamortized loan fees for the revolving loan were $0.1 million and were included in prepaid expenses and other current assets and other long-term assets in the Company’s condensed consolidated balance sheets.
Contractual Obligations and Other Commitments
The following table summarizes our non-cancellable contractual obligations as of September 30, 2019:

	Total	Less than 1 year	1 to 2 Years	3 to 5 Years	More than 5 years

	(In thousands)
Operating leases (1)	$29,751	$6,376	$13,036	$10,339	$—
Purchase obligations (2)	8,190	7,199	896	95	—
Total	$37,941	$13,575	$13,932	$10,434	$—
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
Interest Rate Risk
Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents of $192.4 million and no marketable securities as of September 30, 2019, which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of interest bearing checking accounts and money market accounts. Marketable securities consist of U.S. treasury securities not otherwise classified as cash equivalents.
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
Our debt is comprised of a revolving line of credit account, which had no amount outstanding as of September 30, 2019. Loans under the Credit Agreement will bear interest at the highest of (i) the bank’s prime rate, (ii) the federal funds effective rate plus 0.5 percent, and (iii) the London Interbank Offered Rate plus 1.00 percent. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
Foreign Currency Risk
Our customers consume our services primarily in the United States. Our revenue and expenses are denominated in U.S. dollars and as a result we have minimal foreign currency risk as of September 30, 2019.
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
The following county or municipal governments have named us in lawsuits associated with the collection and remittance of 911 taxes and surcharges that remain unresolved: Clayton County, Cobb County, DeKalb County, Fulton County, Gwinnett County, Macon-Bibb County, Georgia and Columbus Consolidated Government, Georgia (collectively, the “Georgia Cases”); Cook County and Kane County Illinois; City of Chicago, Illinois; the State of Illinois (collectively, the “Illinois Case”); Allegheny County, Delaware County, and Westmoreland County, Pennsylvania (collectively, the “Pennsylvania Cases”); and the State of Rhode Island. The complaints allege that we failed to bill, collect and remit certain taxes and surcharges associated with 911 service pursuant to applicable laws. The Georgia Cases have been closed administratively during the appeal of a related case in the Georgia courts. On February 18, 2019, the Georgia Supreme Court ruled on that appeal, ordering dismissal of the counties’ damages claims for lack of legal authority. On October 3, 2019, the Georgia Court of Appeals adopted the Supreme Court’s dismissal of the damages claims, and additionally dismissed the counties’ claims for an accounting. The Georgia Cases may be reopened, or they may be dismissed based on the decisions of the Georgia Supreme Court and the Georgia Court of Appeals. In addition to the Georgia Cases, Augusta-Richmond County, Bartow County, Chatham County, Cherokee County, City of Atlanta, City of Savannah, Forsyth County, Houston County and Spalding County, Georgia previously indicated intent to initiate legal proceedings against us with allegations substantially similar to those in the Georgia Cases. The Georgia Supreme Court’s decision dated February 18, 2019, and the Georgia Court of Appeals’ decision dated October 3, 2019, may affect these matters as well. A Butler County, Pennsylvania Case was dismissed in August 2016, and that dismissal was upheld by the Pennsylvania Supreme Court on April 26, 2019. The Pennsylvania Cases, which were stayed pending resolution of the appeal in the Butler County, Pennsylvania Case, are in the process of being dismissed based on the Pennsylvania Supreme Court’s April 26, 2019 opinion. The only Pennsylvania Case remaining following such dismissals will be the Allegheny County, Pennsylvania Case, which is stayed pending the outcome of a related proceeding before the Federal Communications Commission (“FCC”). The Illinois Case was dismissed by the trial court in December 2016, but returned to the trial court following an appeal. The plaintiffs’ amended complaint in the Illinois Case was filed on August 12, 2019. We filed a motion to dismiss the Illinois Case on September 26, 2019.
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
•the availability to us of technologies needed to remain competitive; and
•federal, state and international regulatory conditions, including the maintenance of state regulation that protects us from unfair business practices by traditional network service providers or others with greater market power who have relationships with us as both competitors and suppliers.
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
Our failure to manage any of these risks successfully could delay our international expansion or, once developed, harm our international operations, and adversely affect our business, results of operations and financial condition.
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
We, along with many other telecommunications companies and similar service providers, currently are subject to litigation and a civil investigation regarding our billing, collection and remittance of non-income-based taxes and other similar charges regarding 911 services alleged to apply in certain states, counties, and municipalities located in Georgia, Illinois, North Carolina, Pennsylvania, and Rhode Island. See the section titled “Item 3. Legal Proceedings.” We may face similar litigation in other jurisdictions in the future. While we are vigorously defending these lawsuits, litigation is inherently uncertain. Tax assessments, penalties and interest or future requirements arising from these lawsuits, or any other lawsuits that may arise in other jurisdictions, may adversely affect our business, results of operations and financial condition.
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
Our operations are subject to regulation at the national level and, often, at the state and local levels. Our operations are also subject to additional regulation by other countries in international markets. Changes to existing regulations or rules, or the failure to regulate going forward in areas historically regulated on matters such as network neutrality, licensing fees, environmental, health and safety, privacy, intercarrier compensation, emergency services, interconnection and other areas, in general or particular to our industry, may increase costs, restrict operations or decrease revenue. As we expand internationally, we are also subject to telecommunications laws and regulations in the foreign countries where we offer our products. Our international operations are subject to country-specific governmental regulation that may increase our costs or impact our products and Bandwidth Communications Platform or prevent us from offering or providing our products in certain countries. Our inability or failure to comply with telecommunications and other laws and regulations could cause the temporary or permanent suspension of our operations, and if we cannot provide emergency calling functionality through our Bandwidth Communications Platform to meet any new federal or state requirements, or any applicable requirements from other countries, the competitive advantages that we currently have may not persist, adversely affecting our ability to obtain and to retain enterprise customers which could have an adverse impact on our business.
In January 2018, the FCC repealed its Network Neutrality Rules. Our business could suffer with respect to the quality of the services we offer, our ability to maintain our internet-based services and our services offered through our Bandwidth Communications Platform, decrease our profitability or increase the price of our services making our offerings less competitive in the marketplace.
In January 2018, the FCC adopted an order largely repealing its network neutrality rules. Among other things, the pre-existing network neutrality rules prevented providers of broadband internet access services — like cable and telephone companies — from blocking, impairing and degrading service offerings from non-affiliated third parties like us. The FCC’s order repealing the pre-existing network neutrality rules was appealed by a number of parties. A federal court of appeals recently upheld the FCC’s order in significant part. We cannot predict whether any subsequent appeal will be successful or whether any states will adopt legislation that results in restoring the pre-existing network neutrality rules that prevent broadband internet access service providers from blocking, impairing and degrading offerings from third parties like us. If broadband providers were to block, impair or degrade our internet-based services or services we offer through our Bandwidth Communications Platform, or if broadband internet access providers were to charge us or our customers to access and use our internet-based services or services offered through our Bandwidth Communications Platform, we could lose customers, our profitability could decrease, or we may have to raise prices, making our service less competitive in the marketplace. Most of the major broadband internet access providers have publicly stated that they will not block, impair or degrade third party offerings. We cannot predict the potential impact of the January 2018 FCC network neutrality order on our offerings at this time.
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
In addition, recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of information from the EU to the United States. For example, the Privacy Shield Framework, to the extent applicable to us, is under review and there is currently litigation challenging other EU mechanisms for adequate data transfers (i.e., the standard contractual clauses). It is uncertain whether the Privacy Shield Framework and/or the standard contractual clauses will be invalidated by European courts or legislatures. We rely, or intend to rely, on a mixture of mechanisms, including the Privacy Shield Framework and standard contractual clauses, to transfer PII from the EU to the United States, and we could be impacted by changes in law as a result of a future review of these transfer mechanisms by European regulators under the GDPR, as well as current challenges to these mechanisms in European courts. We and our customers are at risk of enforcement actions taken by European regulators until such point in time that we are able to ensure that all data transfers to us from the EU are legitimized. We also may encounter additional complexity with respect to data privacy and data transfers from the U.K. as the U.K. transitions out of the EU. If one or more of the legal bases for transferring PII from Europe to the United States is invalidated, or if we are unable to transfer PII between and among countries and regions in which we may operate in the future, it could affect the manner in which we provide our services or could adversely affect our financial results.
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
In addition, in order to procure, distribute and retain telephone numbers in the EU, we will be required to register with the local telecommunications regulatory authorities, some of which have been increasingly monitoring and regulating the categories of phone numbers that are eligible for provisioning to our customers. We are in the process of registering in various countries in which we do business, but in some countries, the regulatory regime around provisioning of phone numbers is unclear, subject to change over time, and sometimes may conflict from jurisdiction to jurisdiction. Furthermore, these regulations and governments’ approach to their enforcement, as well as our products and services, are still evolving and we may be unable to maintain compliance with applicable regulations, or enforce compliance by our customers, on a timely basis or without significant cost. Also, compliance with these types of regulations may require changes in products or business practices that result in reduced revenue. If we or our customers use phone numbers in these countries in a manner that violates applicable rules and regulations, we may also be subject to significant penalties or governmental action, including government-initiated audits and, in extreme cases, may be precluded from doing business in that particular country. In the event of such non-compliance, we may be forced to reclaim phone numbers from our customers, which could result in loss of customers, breach of contract claims, loss of revenue and reputational harm, all of which could have a material adverse effect on our business, results of operations and financial condition.
We face exposure to foreign currency exchange rate fluctuations, and such fluctuations could adversely affect our business, results of operations and financial condition.
As we launch and expand our international operations, we face exposure to the effects of fluctuations in currency exchange rates. While we have primarily transacted in U.S. dollars, we have transacted with partners in Europe in British Pounds and Euros. We expect to expand the number of transactions with customers and partners that are denominated in foreign currencies in the future as we expand our business internationally. We also incur expenses for some of our network service provider costs outside of the United States in local currencies and for employee compensation and other operating expenses in local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in an increase to the U.S. dollar equivalent of such expenses.
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
As we launch and expand our international offerings, we are subject to the Foreign Corrupt Practice Act (“FCPA”), the U.K. Bribery Act and other laws that prohibit improper payments or offers of payments to foreign governments and their officials, political parties, and/or private parties by persons and entities for the purpose of obtaining or retaining business. Our international activities create the risk of unauthorized payments or offers of payments by one of our employees or consultants, even though these parties are not always subject to our control. Our policies prohibit these practices by our employees and consultants, although our existing safeguards and any future improvements may prove to be less than effective, and our employees or consultants may engage in conduct for which we might be held responsible. Violations of the FCPA, the U.K. Bribery Act or other laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results, and financial condition.
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
Certain of our IP telephony offerings, as well as the 911 solutions that we offer are subject to FCC rules governing the delivery of emergency calling services. Similar to other providers of IP telephony services, our 911 services are different from those associated with traditional local telecommunications services. These differences may lead to an inability to make and complete calls that would not occur for users of traditional telephony services. For example, to provide the emergency calling services required by the FCC’s rules to our IP telephony consumers, we may use components of both the wireline and wireless infrastructure in unique ways that can result in failed connections and calls routed to incorrect emergency call centers. Routing emergency calls over the Internet may be adversely affected by power outages and network congestion that may not occur for users of traditional telephony services. Emergency call centers may not be equipped with appropriate hardware or software to accurately process and respond to emergency calls initiated by consumers of our IP telephony services, and calls routed to the incorrect emergency call center can significantly delay response times for first responders. Users of our interconnected VoIP telephony services from a fixed address are required to manually update their location information for use when calling 911, and failure to do so may result in dispatching of assistance to the wrong location. Even manual updates made appropriately require a certain amount of time before the updated address appears in the relevant databases which could result in misrouting emergency calls to the wrong emergency calling center, dispatching first responders to the wrong address, or both. Moreover, the relevant rules with respect to what address information should be provided to emergency call centers when the call originates from a mobile application are unsettled. As a result, we could be subject to enforcement action by the FCC or other entities — possibly exposing us to significant monetary penalties, cease and desist orders, civil liability, loss of user confidence in our services, loss of users, and other adverse consequences, which could materially harm our business. The FCC’s rules, and some states, also impose other obligations on us, such as properly recording our customers’ registered locations, obtaining affirmative acknowledgement from customers that they are aware of the differences between emergency calling services associated with IP telephony as compared with traditional telecommunications services, and distribution of appropriate warning labels to place on or near hardware used to place IP telephony calls. Failure to comply with these requirements, or failure of our Bandwidth Communications Platform such that 911 calls did not complete or were misrouted, may result in FCC enforcement action, state attorneys’ general investigations, potential exposure to significant monetary penalties, cease and desist orders, civil liability to our users and their customers, loss of user confidence in our services, loss of users, and other adverse consequences, which could materially harm our business.
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
Network providers also may institute additional fees due to regulatory, competitive or other industry-related changes that increase our costs. For example, we expect a major U.S. cellular carrier to introduce in 2019 a new service offering for Application to Person (“A2P”), messages that will add a new fee for A2P messages delivered to its subscribers. While we may be able to negotiate with network providers, absorb the increased costs, or charge these costs to our customers, we cannot assure you that we will be able to do so. In the case of new A2P fees, we expect to pass these fees on to our customers who send messages to this carrier's subscribers. This is expected to increase our revenue and cost of goods sold, but is not expected to impact the gross profit received for sending these messages. However, these changes may still have a negative impact on our gross margins mathematically. We also may not be able to effectively respond to any new fees if all network providers in a particular market impose equivalent fee structures, if the magnitude of the fees is disproportionately large when compared to the underlying prices paid by our customers, or if the market conditions limit our ability to increase the prices we charge our customers.
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
We conduct operations in many tax jurisdictions throughout the United States. In many of these jurisdictions, non-income-based taxes such as sales, use and telecommunications taxes, including those associated with (or potentially associated with) VoIP telephony services or 911 services, are or may be assessed on our operations. As we launch and expand our international operations, we also face exposure to other non-income-based taxes such as value added taxes that are or may be assessed on our operations. The systems and procedures necessary to comply in these jurisdictions are complex to develop and challenging to implement. Additionally, we rely heavily on third parties to provide us with key software and services for compliance. If these third parties cease to provide those services to us for any reason, or fail to perform services accurately and completely, we may not be able to accurately bill, collect or remit applicable non-income-based taxes. Historically, we have not billed or collected certain of these taxes and, in accordance with GAAP, we have recorded a provision for our tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. These estimates include several key assumptions including, but not limited to, the taxability of our services, the jurisdictions in which we believe we have nexus, and the sourcing of revenue to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, our actual exposure could differ materially from our current estimates.
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
Prior to our initial public offering, there was no public market for shares of our Class A common stock. On November 10, 2017, we sold shares of our Class A common stock to the public at $20.00 per share. From November 10, 2017, the date that our Class A common stock began trading on the NASDAQ Global Select Market, through October 31, 2019, the trading price of our Class A common stock has ranged from $18.05 per share to $90.63 per share. The trading price of our Class A common stock may continue to be volatile and could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial public offering, including our directors, executive officers and significant stockholders and their respective affiliates who held in the aggregate 73.2% of the voting power of our capital as of September 30, 2019. This limits or precludes your ability to influence corporate matters, including the election of directors, amendments to our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class A common stock has one vote per share, and our Class B common stock has ten votes per share. As of September 30, 2019, our directors, executive officers and holders of more than 5% of our common stock, and their respective affiliates, hold in the aggregate 73.2% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments to our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
If all or substantially all of the holders of our Class B common stock convert their shares into Class A common stock voluntarily or otherwise, Mr. Morken may control approximately 54.4% of the combined voting power of our outstanding capital stock. As a result, Mr. Morken may have the ability to control the appointment of our management, the entering into of mergers, sales of substantially all or all of our assets and other extraordinary transactions and influence amendments to our certificate of incorporation and bylaws. If Mr. Morken controls a majority of the voting power of our outstanding capital stock, he would have the ability to control the vote in any election of directors and would have the ability to prevent any transaction that requires shareholder approval regardless of whether other shareholders believe the transaction is in our best interests. In any of these matters, the interests of Mr. Morken may differ from or conflict with your interests. Moreover, this concentration of ownership may also adversely affect the trading price for our Class A common stock to the extent investors perceive disadvantages in owning stock of a company with a controlling shareholder.
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

Item 6. Exhibits

EXHIBIT INDEX

Exhibit number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation.	Q3 10-Q	001-38285	3.1	12/14/2017
3.2	Second Amended and Restated Bylaws.	Q3 10-Q	001-38285	3.2	12/14/2017
10.1	Services Agreement, by and between Bandwidth Inc. and Republic Wireless, Inc. dated September 30, 2019.				Filed herewith
31.1	Certificate of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
101.INS	XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.				Filed herewith
101.SCH	XBRL Taxonomy Schema Document.				Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith
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

BANDWIDTH INC.

Date:	November 7, 2019	By:	/s/ David A. Morken
David A. Morken
Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2019	By:	/s/ Jeffrey A. Hoffman
Jeffrey A. Hoffman
Chief Financial Officer
(Principal Accounting and Financial Officer)