Form 10-K
period 2019-12-31
Bandwidth Inc.
filed 2020-02-21
CIK 1514416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-K
__________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted to its corporate web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,415 million based upon the closing price reported for such date on the NASDAQ Global Select Market.
As of January 31, 2020, 18,610,208 shares of the registrant’s Class A common stock and 4,927,401 shares of registrant’s Class B common stock were outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated herein by reference in Part II and Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2019.

BANDWIDTH INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2019

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

PART I - FINANCIAL INFORMATION

Item 1. Business
Overview
We are a leading cloud-based communications platform for enterprises in the United States. Our solutions include a broad range of software Application Programming Interfaces (“APIs”) for voice and messaging functionality and our owned and managed, purpose-built Internet Protocol (“IP”) voice network, one of the largest in the nation. Our sophisticated and easy-to-use software APIs allow enterprises to enhance their products and services by incorporating advanced voice, messaging and 911 services capabilities. Companies use our platform to more frequently and seamlessly connect with their end users, add voice calling capabilities to applications and devices, transition from on-premise to cloud-based communication tools and applications, integrate messaging capabilities into applications or software, offer end users new mobile application experiences including emergency services and improve employee productivity, among other use cases. By owning and operating a capital-efficient, purpose-built IP voice network, we are able to offer advanced monitoring, reporting and analytics, superior customer service, dedicated operating teams, personalized support, and flexible cost structures. For more than a decade, we have pioneered the Communications Platform-as-a-Service (“CPaaS”) space through our innovation-rich culture and focus on empowering enterprises with end-to-end communications solutions.
As technologies evolve and new mobile applications and connected devices proliferate, enterprises must adapt and innovate their communications solutions to create a “connected” experience anywhere, anytime, on any device. Enterprises looking to capitalize on trends such as Application-to-Person (“A2P”) messaging, omnichannel customer service, and voice-as-an-interface need solutions that are reliable, secure, scalable and cost-efficient. Most software-powered communications providers rely heavily on leased networks and cannot provide enterprise-grade service and support. We believe traditional large-scale network providers lack the capabilities to build robust software platforms for agile development of communications solutions. Enterprises focus on their core businesses and lack the technical know-how or strategic flexibility to build the customized solutions they require in-house. As a result, enterprises need a third-party, end-to-end, cloud-based software solution that eliminates the complexity and expense of building and maintaining their own communications platform.
Our solutions address enterprises’ communications needs and we believe they are shaping the future of how enterprises connect through embedded voice and messaging for applications and devices. At the core of our solutions are our communications software APIs, which allow companies to build products and services on top of our cloud-based, out-of-the-box software. Our software APIs include pre-defined functions that are easily customizable for specific use cases without the challenge and expense of building and deploying complex code. Moreover, our platform collects and analyzes terabytes of call and messaging data records in real-time and provides a seamless integration to CRM and Business Intelligence analytics tools to provide meaningful data driven actionable insights for critical business decisions. Customers can then launch and scale applications and solutions with reliability using our own nationwide IP voice network. Our voice software APIs allow enterprises to make and receive phone calls and create advanced voice experiences. Integration with our purpose-built IP voice network ensures enterprise-grade functionality and secure, high-quality connections. Our messaging software APIs provide enterprises with advanced tools to connect with end users via messaging. Our customers also use our solutions to enable 911 response capabilities, real-time provisioning and activation of phone numbers, and toll-free number messaging.
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
Our customers currently include large enterprises, communications service providers, conferencing providers, contact centers, small and medium-sized businesses, emerging technology companies and any other business. Our customers operate in a diverse set of industries, including technology, communications, hospitality and services, that need to launch and scale robust communications experiences. Our customers choose Bandwidth because we empower them to embed seamless communications within their products and services in a reliable, flexible, scalable and cost-efficient manner. Our customers include Google, Microsoft, Cisco-Webex, Dialpad, RingCentral, GoDaddy, Kipsu, Rover and ZipRecruiter, among many others. We do not currently have any consumer or residential customers, although our enterprise customers may utilize our solutions to serve their own consumer or residential customers or end users.
Our usage-based revenue model allows us to grow with our customers and increase our revenue base as our customers expand their usage of our solutions. Our dollar-based net retention rate, which measures our customers’ increased utilization of our platform, was 107%, 118% and 113% for the years ended December 31, 2017, 2018 and 2019, respectively.
We have continued growing our business in recent periods. For the years ended December 31, 2017, 2018 and 2019, our revenue was $163.0 million, $204.1 million and $232.6 million, respectively, and our net income was $6.0 million, $17.9 million and $2.5 million, respectively.
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
Our Platform
Our Bandwidth Communications Platform empowers enterprises to create and scale voice, messaging and 911 communications services across any application and device. Our software platform and IP voice network enable our enterprise customers to rapidly develop and deploy real-time and mission-critical, software-powered communications solutions. Our sophisticated and easy-to-use software APIs allow enterprises to enhance their products and services by incorporating advanced voice and messaging capabilities. By owning and operating a capital-efficient, purpose-built IP voice network, we are able to offer advanced monitoring, reporting and analytics, superior customer service, dedicated operating teams, personalized support and flexible cost structures.
Our cloud-based platform is a proprietary CPaaS offering consisting of voice and messaging solutions:
Voice Software API. We provide flexible software APIs that are used to build voice calling within applications, innovative call flows between users or machines, call recording, text-to-speech for interactive voice response, call detail records, conference calling, bridging and more. We provide the ability to have customized high-quality call routing for business voice use cases and global reach. Our voice quality monitoring service provides tools and processes for network quality tests and proactive tuning. While we provide a wide range of functionalities, some of the common use cases are:
•Enabling local and toll-free numbers via software API: Our platform empowers enterprises with a capability to activate and manage phone numbers instantly and at scale. With our bulk porting option customers can port an unlimited amount of phone numbers at once, coordinating port dates and times from multiple carriers. Using our easy to use software APIs, our enterprise customers can easily add additional lines to their business as well as for their end users.

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
•Transitioning from traditional premise focused communications to cloud based services: We provide unified communications providers modern, scalable and cost efficient voice and messaging solutions which enable their digital transformation efforts. Our network and API solutions work in a hybrid environment as well as a full cloud deployment.
Messaging Software API. Our software APIs for messaging deliver a complete wireless experience for both P2P and A2P messaging including: delivery receipts, MMS, long text support, short code support, emoji support and bi-directional unicode (international characters) and short codes interoperability. Bandwidth’s messaging services are enabled for both local and toll-free phone numbers. While we provide a wide range of functionalities, some of the common use cases are:
•Automated real-time notification and alerts: Our software APIs empower our enterprise customers with predefined functionalities to send and receive messages to and from an application to an individual or a group. Our customers often build more customized use cases on top of our predefined use cases.
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
911 Software API. We are the only software platform that provides complete communications solutions with integrated 911 services. We can instantly connect numbers, devices or applications to emergency services with reliable and accurate emergency routing. Our Dynamic Geospatial Routing uses geocoding to enable real-time routing based on X,Y coordinates of the caller and defined Public Safety Access Point boundaries. Additionally, our notification API enables an email notification sent to on-site security personnel when a 911 call takes place within a large enterprise. Our Advanced “Next Generation 911” “i3”-ready NENA i2 “Enhanced” service network covers approximately 99% of the United States.
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
Key Benefits of Our Network
Our owned and managed IP voice network provides the following benefits to the enterprises we serve:
•Enhanced Quality and Reliability. We offer greater levels of quality and delivery assurance than providers offering services across the public Internet or through partnerships. As a result, the enterprises we serve have enjoyed 99.9% network uptime in 2019.
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
Our Competitive Strengths
In our 20 years of business, we have prided ourselves on maintaining a start-up culture and our focus on continuous innovation. We have innovated on our CPaaS offerings to empower our enterprise customers with the most comprehensive software-powered communications platform that integrates seamlessly with one of the largest IP voice networks in the United States that we built and operate. Our innovation-rich culture, customer-centric solutions and track record of successful execution provide us with the following competitive strengths:
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
•Broadest, Most Complete Solutions in the Industry. We provide enterprises the broadest, most complete communications services solutions in the industry through our integrated software and IP voice network. Our large library of voice and messaging APIs enables our customers to incorporate into their products and services a broad range of capabilities not otherwise attainable.
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
•Deep Experience and Expertise in Voice and Messaging. The combination of our versatile software API platform and our IP voice network control allows us to offer not just best efforts, but best-in-class voice and messaging solutions for enterprises. Our senior leadership team has a combined 100+ years of industry experience and an average tenure with Bandwidth of more than a decade.
•Growing, Long-Term Relationships with Low Customer Churn. We deliver comprehensive solutions that address the unique and complex needs of the enterprises we serve. As a result, these enterprises have continued to innovate and grow with our platform over extended time frames. Our relationship with each of the enterprises we serve often expands across different product suites, divisions and use cases over time. Our customers include large enterprises and small and medium-sized businesses across various industries, and we rarely lose customers that have been on our platform for more than three months. For example, a number of our largest enterprise customers have been on our platform for more than ten years. Based on surveys conducted after customer interactions in 2019, our customers have expressed a 97% satisfaction rate.
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
•Develop and Grow Our International Offerings. Our international services had been limited to outbound international calling and outbound international messaging. Some of our enterprise customers operate globally or have plans to do so. Accordingly, we are pursuing international expansion opportunities, including those where we might have a cost or quality advantage in serving our customers. We completed the build out of two data centers in Frankfurt and London in 2019 and are now authorized to conduct business in 13 European countries: the United Kingdom, 11 members of the European Union and

Switzerland. We have also obtained regulatory authority to provide telecommunication services in these 13 European countries.
•Pursue Acquisitions and Strategic Investments Selectively. We may selectively pursue acquisitions and strategic investments in businesses and technologies that strengthen our platform.
Our Customers
We have a broad and diversified customer base. We benefit from longstanding relationships with well-recognized enterprise customers, as well as small and medium-sized businesses. Many of our customers have multi-year contracts, with no single customer representing 10% of total revenue for the year ended December 31, 2019.
Our management is highly focused on creating and maintaining strategic partnerships beyond standard transactional customer relationships. We empower enterprises to create, scale and operate voice or messaging communications services across any mobile application or connected device and this reinforces our customer relationships.
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
As of December 31, 2019, we had 212 employees in our sales and marketing organization.
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
As of December 31, 2019, we had 206 employees in our R&D organization.

Competition
The CPaaS market is rapidly evolving and increasingly competitive. We believe that the principal competitive factors in our market are:
•platform scalability, reliability, deliverability, security and performance;
•network control and quality;
•completeness of offering;
•ease of integration and programmability;
•product features;
•customer support;
•ability to deliver measurable value and savings;
•the cost of deploying and using our service offerings;
•the strength of sales and marketing efforts;
•brand awareness and reputation;
•global reach; and
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
As of December 31, 2019, we had ten U.S. patents and one U.S. patent application pending. In addition, as of December 31, 2019, we had twelve registered trademarks.

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
Employees
As of December 31, 2019, we had a total of 772 employees, all of whom are located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Regulatory
General
We and the communications services that we provide through our software APIs are subject to many U.S. federal and state and foreign laws and regulations. These laws and regulations may concern telecommunications, as well as privacy, data protection, intellectual property, competition, consumer protection, taxation or other subjects. Many of the laws and regulations to which we and the communications services that we provide through our software APIs are subject are still evolving and being tested in courts and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. Because laws and regulations have continued to develop and evolve rapidly, it is possible that we may not be, or may not have been, compliant with each such applicable law or regulation.
Federal Telecommunications Regulation
The Federal Communications Commission (“FCC”) has jurisdiction over interstate and international telecommunications services. We have obtained FCC authorization to provide services on a facilities and resale basis, as well as via a wireless telecommunications license.
Under the Communications Act of 1934, as amended by the Telecommunications Act of 1996 (the “1996 Act”), any entity, including cable television companies and electric and gas utilities, may enter any telecommunications market, subject to reasonable state regulation of safety, quality and consumer protection. The industry continues to evolve toward new services built upon IP technologies. With these technological advances, there have been challenges to the traditional regulatory structure under the 1996 Act. One of the challenges that has arisen is fraud and abuse in the form of illegal robocalling and unwanted text messaging. The FCC is conducting several proceedings to understand and address fraud and abuse in the form of illegal robocalling. Much of the FCC’s efforts to thwart illegal robocalling involve or relate to the Telephone Consumer Protection Act of 1991 (the “TCPA”), which restricts telemarketing calls and the use of automatic text messages without the recipient’s proper consent. More recently, Congress passed and the President signed the TRACED Act. The TRACED Act directs the FCC to conduct a number of different rulemaking proceedings and increases the FCC’s enforcement authority, among other things. The scope and interpretation of these laws and regulations continue to evolve and develop. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining the recipient’s proper consent, we could face direct liability.
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
Pursuant to the USF/ICC Transformation Order, VoIP, while remaining unclassified as either an information or a telecommunications service, was prospectively categorized as either local or non-local traffic. If “local,” then VoIP traffic is subject to reciprocal compensation; if “non-local,” then it is subject to interstate rates, thus eliminating any intrastate access rate applicable to VoIP. The USF/ICC Transformation Order did not address the treatment of VoIP retroactively. During 2015, the FCC issued clarifications concerning the rating of VoIP traffic that were favorable to us. Those clarifications were appealed, and in November 2016 the appellate court vacated the FCC’s 2015 clarification and ruled that additional action by the FCC is required. On December 17, 2019, the FCC issued an order that further revised its interpretation of the VoIP symmetry rule. The FCC now concludes that local exchange carriers (“LECs”) may assess end office switched access charges only if the LEC or its VoIP partner provides a physical connection to the last-mile facilities used to serve an end user. If neither the LEC nor its VoIP partner provides such a physical connection, the LEC may not assess end office switched access charges because it is not providing the functional equivalent of end office switched access. The FCC also decided to give its order retroactive effect. We cannot predict the impact on our business, including whether other carriers will agree with our legal interpretations and treatments, at this time.
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
International
As we expand internationally, we also become subject to telecommunications laws and regulations in the foreign countries where we offer our products. To date, we have concentrated our efforts in Europe, including the United Kingdom.
The European Regulatory Framework. In 2002, the European Council adopted a set of six directives to create the framework for telecommunication laws in Europe (the “2002 Directives”). The directives are binding upon the European Union member states, which must adopt implementing national laws consistent with the directives. The 2002 Directives included the Framework Directive, the Authorization Directive, the Access Directive, the Universal Service Directive and the E-Privacy Directive, each of which applies or will apply to us. In 2009 the European Council adopted two directives that amended the Framework Directive, the Authorization Directive, the Access Directive, the Universal Service Directive and the E-Privacy Directive (the “2009 Directives”).
The Framework Directive. The Framework Directive describes the European regulatory framework and defines terms. The Framework Directive also mandates the independence of the national regulatory authorities (the “NRAs”) to ensure the proper administration and exercise of power. The Framework Directive also establishes the principles governing the management of telephone numbers.
The Authorization Directive. The Authorization Directive creates the rules governing the provision of electronic communications networks and services. The Authorization Directive generally eliminates licensure requirements, except where necessary with respect to the allocation of spectrum and telephone numbers.
The Access Directive. The Access Directive establishes a uniform framework for the regulation of access to and the interconnection of electronic communications networks. The Access Directive also outlines the relationships among suppliers of network and services, including principles to govern contractual relationships and regulatory involvement by the NRAs as necessary. The Access Directive effectively governs the relationships among service providers at a wholesale level.
The Universal Service Directive. The Universal Service Directive governs the provision of electronic communication networks and services to end users. The Universal Service Directive seeks to ensure that end users have access to a minimum set of services. However, the minimum set of services is not required to be provided by all providers. Instead, the applicable NRAs may designate one or more companies to achieve the universal service in each country.
The E-Privacy Directive. The E-Privacy Directive seeks to ensure privacy and confidentiality in the processing of personal data in electronic communications. The E-Privacy Directive requires providers of publicly available electronic communications services to take appropriate technical and organizational measures to safeguard the security of services. These measures must: ensure that personal data can be accessed only by authorized personnel for legally authorized purposes; protect personal data stored or transmitted against accidental or unlawful destruction, accidental loss or alteration, and unauthorized or unlawful storage, processing, access or disclosure; and ensure the implementation of a security policy with respect to the processing of personal data. The E-Privacy Directive also requires notification of any breach or loss of personal data to the applicable NRA.
Implementing National Legislation. Each of the European Union member states has adopted national legislation to implement the 2002 Directives and the 2009 Directives. The 2002 Directives and the 2009 Directives ensure substantial similarities among nations, but not absolute uniformity.
United Kingdom. The United Kingdom (“U.K.”) departed from the European Union (“EU”) in January 2020. We understand that the transition period contemplated by the withdrawal agreement governing the U.K.’s departure from the EU provides that EU law will continue to apply in and in relation to the UK only through December 2020. Thereafter, the Framework Directive and the implementing Directives will no longer directly apply in the U.K. We do not anticipate considerable changes, however, since the Framework Directive and the implementing Directives have previously been transposed into U.K. law.
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
•federal, state and international regulatory conditions, including the maintenance of state regulation that protects us from unfair business practices by traditional network service providers or others with greater market power who have relationships with us as both competitors and suppliers; and
•changes in industry standards, laws, regulations, or regulatory enforcement in the United States and internationally.
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
Some of our competitors and potential competitors are larger and have greater name recognition, longer operating histories, more established customer relationships, a larger global reach, larger budgets and significantly greater resources than we do. In addition, they have the operating flexibility to bundle competing products and services at little or no incremental cost, including offering them at a lower price as part of a larger sales transaction. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. In addition, some competitors may offer services that address one or a limited number of functions at lower prices, with greater depth than our services or in different geographies. Our current and potential competitors may develop and market new services with comparable functionality to our services, and this could lead to us having to decrease prices in order to remain competitive. In addition, some of our competitors have lower list prices than us, which may be attractive to certain customers even if those services have different or lesser functionality. If we are unable to maintain our current pricing due to competitive pressures, our margins will be reduced and our business, results of operations and financial condition would be adversely affected. Customers utilize our services in many ways and use varying levels of functionality that our services offer or are capable of supporting or enabling within their applications. Customers that use many of the features of our services or use our services to support or enable core functionality for their applications may have difficulty or find it impractical to replace our services with a competitor’s services, while customers that use only limited functionality may be able to more easily replace our services with competitive offerings.
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
We must increase the network traffic and resulting revenue from our inbound and outbound voice calling, messaging, emergency voice functions, telephone numbers and related services at acceptable margins to realize our targets for anticipated revenue growth, cash flow and operating performance. If:
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
Our ability to attract new customers and increase revenue from existing customers depends in part on our ability to enhance and improve our existing services, increase adoption and usage of our services and introduce new services. The success of any enhancements or new services depends on several factors, including timely completion, adequate quality testing, actual performance quality, market-accepted pricing levels and overall market acceptance. Enhancements and new services that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, may have interoperability difficulties with our Bandwidth Communications Platform or other services or may not achieve the broad market acceptance necessary to generate significant revenue. We also must integrate with a variety of network, hardware, mobile and software platforms and technologies, which requires us to enhance and modify our products and our Bandwidth Communications Platform to adapt to changes and innovation in these technologies. Wireline and wireless telephone providers or cell-phone operating system providers such as Apple and Google have developed and may in the future develop new applications, functions or technologies intended to filter illegal robocalls or other unwanted phone calls or messages. Such applications, functions or technologies may inadvertently filter legal and desired calls or messages to or from our customers. In certain instances, we may need to update our services and technology to work with these applications, functions or technologies. Any failure to operate effectively with evolving or new technologies could reduce the demand for our services. If we cannot respond to these changes cost-effectively, our services may become less marketable and less competitive or obsolete, and our business, results of operations and financial condition could be adversely affected. To the extent that upgrades of existing products, services and technology are required for the introduction of new services, the success of these upgrades also may be dependent on reaching mutually acceptable terms with vendors and on vendors meeting their obligations in a timely manner.
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
Our pricing and billing efforts are complex to develop and challenging to implement. To be profitable, we must have accurate and complete information about the costs associated with voice and messaging, and properly incorporate such information into our pricing model. Our pricing model must also reflect accurate and current information about the market for our services, including the pricing of competitive alternatives for our services, as well as reliable forecasts of traffic volume. We may determine pricing for our services based on data that is outdated or otherwise flawed. Even if we have complete and accurate market information, we may not set prices to optimize both revenue and profitability. If we price our services too high, the amount of traffic that our customers may route to our network may decrease and accordingly our revenue may decline. If we price our services too low, our margins may be adversely affected, which will reduce our ability to achieve and maintain profitability.

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
As part of our growth strategy, we are expanding our operations to include international offerings, including the deployment of two data centers in Frankfurt and London, the establishment of a limited presence in each of Frankfurt and Madrid primarily for regulatory purposes, and the employment of our first internationally based employee. We expect, in the future, to hire additional employees to provide international support to our existing U.S.-based customers and may, in the future, open foreign offices in order to reach new customers and further support our existing U.S.-based customers. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. We have limited experience with international operations, and our international expansion efforts may not be successful.
In addition, we will face risks in doing business internationally that could adversely affect our business, including:
•exposure to political developments in the United Kingdom (“U.K.”), including the January 2020 departure of the U.K. from the European Union (“EU”), which has created an uncertain political and economic environment, instability for businesses and volatility in global financial markets and the value of foreign currencies, all of which could disrupt trade, the sale of our services and the mobility of our employees and contractors between the U.K., EU and other jurisdictions;
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

We depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and R&D activities to our marketing and sales efforts and communications with our customers and business partners. Cyber attacks, including through the use of malware, computer viruses, dedicated denial of services attacks, credential harvesting and other means for obtaining unauthorized access to or disrupting the operation of our networks and systems and those of our suppliers, vendors and other service providers, could cause harm to our business, including by misappropriating our proprietary information or that of our customers, employees and business partners or to cause interruptions of our services and our Bandwidth Communications Platform. Cyber attacks may cause equipment failures, loss of information, including sensitive personal information of customers or employees or valuable technical and marketing information, as well as disruptions to our or our customers’ operations. Cyber attacks against companies have increased in frequency, scope and potential harm in recent years. Further, the perpetrators of cyber attacks are not restricted to particular groups or persons. These attacks may be committed by company employees or external actors operating in any geography, including jurisdictions where law enforcement measures to address such attacks are unavailable or ineffective, and may even be launched by or at the behest of nation states. While, to date, we have not been subject to cyber attacks which, individually or in the aggregate, have been material to our operations or financial condition, the preventive actions we take to reduce the risks associated with cyber-attacks, including protection of our systems and networks, may be insufficient to repel or mitigate the effects of a major cyber-attack in the future. Because the techniques used by such individuals or entities to access, disrupt or sabotage devices, systems and networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques, and we may not become aware in a timely manner of such a security breach which could exacerbate any damage we experience. Additionally, we depend upon our employees and contractors to appropriately handle confidential and sensitive data, including customer data and customer proprietary network information pursuant to applicable federal law, and to deploy our IT resources in a safe and secure manner that does not expose our network systems to security breaches or the loss of data. Any data security incidents, including internal malfeasance by our employees, unauthorized access or usage, virus or similar breach or disruption of us or our services providers, could result in a loss of confidential information, theft of our intellectual property, damage to our reputation, loss of customers, litigation, regulatory investigations, fines, penalties and other liabilities.
Our existing general liability and cyber liability insurance policies may not cover, or may cover only a portion of, any potential claims related to security breaches to which we are exposed or may not be adequate to indemnify us for all or any portion of liabilities that may be imposed. We also cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or in amounts sufficient to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage of any future claim. Accordingly, if our cybersecurity measures and those of our service providers, fail to protect against unauthorized access, attacks (which may include sophisticated cyber-attacks) and the mishandling of data by our employees and contractors, then our reputation, business, results of operations and financial condition could be adversely affected.
We are currently subject to litigation related to taxes and charges associated with our provision of 911 services, which could divert management’s attention and adversely affect our results of operations.
We, along with many other telecommunications companies and similar service providers, currently are subject to litigation and a civil investigation regarding our billing, collection and remittance of non-income-based taxes and other similar charges regarding 911 services alleged to apply in certain states, counties, and municipalities located in Illinois, New York, North Carolina, Pennsylvania, and Rhode Island. See the section titled “Item 3. Legal Proceedings.” We may face similar litigation in other jurisdictions in the future. While we are vigorously defending these lawsuits, litigation is inherently uncertain. Tax assessments, penalties and interest or future requirements arising from these lawsuits, or any other lawsuits that may arise in other jurisdictions, may adversely affect our business, results of operations and financial condition.
We face a risk of litigation resulting from customer misuse of our services and software to make or send unauthorized calls and/or messages, including those in violation of the Telephone Consumer Protection Act. Customer misuse of our services and software also could damage our reputation.

Calls and/or text messages originated by our customers may subject us to potential risks, including litigation, regulatory enforcement, fines, and reputational damage. For example, the Telephone Consumer Protection Act of 1991 (the “TCPA”) restricts telemarketing and the use of technologies that enable automatic calling and/or messaging without proper consent. This may result in civil claims against us, including those arising due to our customers’ use of our platform, and requests for information through third-party subpoenas or regulatory investigations. Internationally, we also may become subject to similar laws imposing limitations on marketing calls to wireline and wireless numbers. The scope and interpretation of the laws that are or may be applicable to the making and/or delivery of calls and/or messages are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining proper consent, we could become subject to lawsuits, fines, civil penalties, potentially significant statutory damages, consent decrees, injunctions, adverse publicity, loss of user confidence in our services, loss of users and other adverse consequences, which could materially harm our business.
Some of our customers may use our platform to transmit illegal, offensive or unauthorized calls and messages, including spam, phishing scams, and links to harmful applications. Some of our customers also may reproduce and distribute copyrighted material or the trademarks of others without permission. These actions violate our policies, including our Acceptable Use Policy, which applies to all customers. We generally complete considerable “know-your-customer” reviews before a customer can use our platform, although we do not thereafter conduct proactive audits of our customers to confirm compliance with our policies, including our Acceptable Use Policy. We rely on our customers’ contractual representations to us that their use of our platform will comply with applicable law and our policies. We also generally evaluate complaints that we receive regarding our customers’ use of our platform. Our substantial efforts will not prevent all illegal robocalls and other fraudulent activity. The unlawful or fraudulent use of our platform could subject us to claims for damages, copyright or trademark infringement, regulatory enforcement, fraud, or negligence or damage our reputation. Even if claims asserted against us do not result in liability, we may incur substantial costs to investigate and defend such claims. If we are liable for our customers’ activities, we could be required to pay fines or penalties, redesign our business methods, or otherwise expend resources to remedy any damages caused by such actions and avoid future liability.
The communications industry faces significant regulatory uncertainties and the resolution of these uncertainties could harm our business, results of operations and financial condition.
If current or future regulations change, the FCC, state or international regulators may not grant us any required regulatory authorization or may take action against us if we are found to have provided services without obtaining the necessary authorizations, or to have violated other requirements of their rules and orders. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may slow our growth and have a material adverse effect on our business, results of operations and financial condition.
Proceedings before the FCC could limit our access to various network services or further increase the rates we must pay for such services. Likewise, the availability and price of special access facilities could be affected by proceedings before the FCC, changes to applicable FCC rules, and FCC forbearance from the enforcement of obligations on incumbent LECs. Other proceedings before the FCC could result in an increase in the amount we pay to other carriers or a reduction in the revenue we derive from other carriers in, or retroactive liability for, access charges and reciprocal compensation. For example, on December 17, 2019, the FCC issued an order that revised its interpretation of the VoIP symmetry rule. The FCC now concludes that LECs may assess end office switched access charges only if the LEC or its VoIP partner provides a physical connection to the last-mile facilities used to serve an end user. If neither the LEC nor its VoIP partner provides such a physical connection, the LEC may not assess end office switched access charges because it is not providing the functional equivalent of end office switched access. The FCC also decided to give its order retroactive effect. We cannot predict the impact on our business, including whether other carriers will agree with our legal interpretations and treatments, at this time. Other proceedings before the FCC could also result in increases in the cost of regulatory compliance. For example, the FCC has opened a proceeding to examine how to improve the delivery of emergency 911 services and whether to expand requirements to include communications services not currently subject to emergency calling obligations. A number of states also have proceedings pending that could impact our access to and the rates we pay for network services. Other state proceedings could limit our pricing and billing flexibility. Our business would be substantially impaired if the FCC, the courts or state commissions eliminated our access to the facilities and services we use to serve our customers, substantially increased the rates we pay for facilities and services, increased the costs or complexity associated with providing emergency 911 services or adversely affected the revenue we receive from other carriers or our customers. In addition, congressional legislative efforts to rewrite the Telecommunications Act of 1996 or enact other telecommunications legislation, as well as various state legislative initiatives, may cause major industry and regulatory changes. We cannot predict the outcome of these proceedings or legislative initiatives or the effects, if any, that these proceedings or legislative initiatives may have on our business and operations.
While we believe we are currently in compliance with all federal, state, local and international rules and regulations, these regulations are subject to interpretation and the relevant regulators may determine that our application of these rules and regulations is not consistent with their interpretation. Additionally, in certain instances, third parties or government agencies may bring action with federal, state or local regulators if they believe a provider has breached applicable rules and regulations.
The effects of increased regulation of IP-based service providers are unknown.
While the FCC has to date generally subjected IP-based service providers to less stringent regulatory oversight than traditional common carriers, the FCC has imposed certain regulatory obligations on providers of interconnected and non-interconnected VoIP services, including the obligations to contribute to the Universal Service Fund, to provide 911 services, and to comply with the Communications Assistance for Law Enforcement Act. The recently enacted TRACED Act aims to mitigate illegal robocalls by directing the FCC to conduct certain rulemaking proceedings that include adopting rules that require participation in the technical standard known as STIR/SHAKEN, among other requirements. The TRACED Act applies to both IP-based and non-IP-based service providers. Further, some states have imposed taxes, fees and/or surcharges on interconnected VoIP telephony services. The imposition of additional regulations could have a material adverse effect on our business.
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
Our operations are subject to regulation at the national level and, often, at the state and local levels. Our operations are also subject to additional regulation by other countries in international markets. Changes to existing regulations or rules, or the failure to regulate going forward in areas historically regulated on matters such as network neutrality, licensing fees, environmental, health and safety, privacy, intercarrier compensation, emergency services, interconnection, illegal robocalling and other areas, in general or particular to our industry, may increase costs, restrict operations or decrease revenue. For example, the recently enacted TRACED Act aims to mitigate illegal robocalls by directing the FCC develop rules requiring participation in the technical standard known as STIR/SHAKEN among other things. As we expand internationally, we are also subject to telecommunications laws and regulations in the foreign countries where we offer our products. Our international operations are subject to country-specific governmental regulation that may increase our costs or impact our products and Bandwidth Communications Platform or prevent us from offering or providing our products in certain countries. Our inability or failure to comply with telecommunications and other laws and regulations could cause the temporary or permanent suspension of our operations, and if we cannot provide emergency calling functionality through our Bandwidth Communications Platform to meet any new federal or state requirements, or any applicable requirements from other countries, the competitive advantages that we currently have may not persist, adversely affecting our ability to obtain and to retain enterprise customers which could have an adverse impact on our business.
In January 2018, the FCC repealed its Network Neutrality Rules. Our business could suffer with respect to the quality of the services we offer, our ability to maintain our internet-based services and our services offered through our Bandwidth Communications Platform, decrease our profitability or increase the price of our services making our offerings less competitive in the marketplace.
In January 2018, the FCC adopted an order largely repealing its network neutrality rules. Among other things, the pre-existing network neutrality rules prevented providers of broadband internet access services — like cable and telephone companies — from blocking, impairing and degrading service offerings from non-affiliated third parties like us. The FCC’s order repealing the pre-existing network neutrality rules was appealed by a number of parties. In October 2019, a three judge panel of the U.S. Court of Appeals for the District of Columbia Circuit issued a decision that largely affirmed the FCC's order, including the reclassification of broadband Internet access as an information service. The court, however, vacated the FCC’s decision that would have prospectively barred states from imposing any rule or requirement that was inconsistent with the FCC's order. The appellate court's decision is subject to rehearing by the full court or parties may seek to appeal the decision to the United States Supreme Court. Various companies appealed the federal court of appeals decision in December 2019. We cannot predict whether the appeal will be successful or whether any states will adopt legislation that results in restoring the pre-existing network neutrality rules that prevent broadband internet access service providers from blocking, impairing and degrading offerings from third parties like us. If broadband providers were to block, impair or degrade our internet-based services or services we offer through our Bandwidth Communications Platform, or if broadband internet access providers were to charge us or our customers to access and use our internet-based services or services offered through our Bandwidth Communications Platform, we could lose customers, our profitability could decrease, or we may have to raise prices, making our service less competitive in the marketplace. Most of the major broadband internet access providers have publicly stated that they will not block, impair or degrade third party offerings. We cannot predict the potential impact of the January 2018 FCC network neutrality order on our offerings at this time.
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
We are subject to privacy and data security laws and regulations that impose obligations in connection with the collection, processing and use of personal data. Federal and state laws or proposed laws impose limits on, or requirements regarding, the collection, distribution, use, security and storage of personally identifiable information (“PII”) of individuals. We see increased regulation of data privacy and security, including the adoption of more stringent subject matter specific state laws in the United States. For example, in 2018, California enacted the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the United States, which could increase our potential liability and adversely affect our business.
We also may be bound by contractual obligations relating to our collection, use and disclosure of personal data or may find it necessary or desirable to join industry or other self-regulatory bodies or other privacy or security related organizations that require compliance with their rules pertaining to privacy and data protection.
We are subject to individual or joint jurisdiction of the FCC, the Federal Trade Commission, and state attorneys’ general with respect to privacy and data security obligations. If we were to suffer or if one of our customers were to suffer a breach, we may be subject to the jurisdiction of a variety of federal agencies’ jurisdictions, as well as state attorneys’ general. We may have to comply with a variety of data breach laws at the federal and state levels, comply with any resulting investigations, as well as offer mitigation to customers and potential end users of certain customers to which we provide services. We could also be subject to fines, forfeitures and other penalties that may adversely impact our business.
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
In addition, recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of information from the EU to the United States. For example, the Privacy Shield Framework, to the extent applicable to us, is under review and there is currently litigation challenging other EU mechanisms for adequate data transfers (i.e., the standard contractual clauses). It is uncertain whether the Privacy

Shield Framework and/or the standard contractual clauses will be invalidated or adversely affected by European courts or legislatures. We rely, or intend to rely, on a mixture of mechanisms, including the Privacy Shield Framework and standard contractual clauses, to transfer PII from the EU to the United States, and we could be impacted by changes in law as a result of a future review of these transfer mechanisms by European regulators under the GDPR, as well as current challenges to these mechanisms in European courts. We and our customers are at risk of enforcement actions taken by European regulators until such point in time that we are able to ensure that all data transfers to us from the EU are legitimized. We also may encounter additional complexity with respect to data privacy and data transfers from the U.K. following the U.K.’s transition out of the EU. If one or more of the legal bases for transferring PII from Europe to the United States is invalidated, or if we are unable to transfer PII between and among countries and regions in which we may operate in the future, it could affect the manner in which we provide our services or could adversely affect our financial results.
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
In addition, in order to procure, distribute and retain telephone numbers in the EU, we will be required to register with the local telecommunications regulatory authorities, some of which have been increasingly monitoring and regulating the categories of phone numbers that are eligible for provisioning to our customers. We have registered or are in the process of registering in various countries in which we do business, but in some countries, the regulatory regime around provisioning of phone numbers is unclear, subject to change over time, and sometimes may conflict from jurisdiction to jurisdiction. Furthermore, these regulations and governments’ approach to their enforcement, as well as our products and services, are still evolving and we may be unable to maintain compliance with applicable regulations, or enforce compliance by our customers, on a timely basis or without significant cost. Also, compliance with these types of regulations may require changes in products or business practices that result in reduced revenue. If we or our customers use phone numbers in these countries in a manner that violates applicable rules and regulations, we may also be subject to significant penalties or governmental action, including government-initiated audits and, in extreme cases, may be precluded from doing business in that particular country. In the event of such non-compliance, we may be forced to reclaim phone numbers from our customers, which could result in loss of customers, breach of contract claims, loss of revenue and reputational harm, all of which could have a material adverse effect on our business, results of operations and financial condition.
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
As we launch and expand our international offerings, we are subject to the Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act and other laws that prohibit improper payments or offers of payments to foreign governments and their officials, political parties, and/or private parties by persons and entities for the purpose of obtaining or retaining business. Our international activities create the risk of unauthorized payments or offers of payments by one of our employees or consultants, even though these parties are not always subject to our control. Our policies prohibit these practices by our employees and consultants, although our existing safeguards and any future improvements may prove to be less than effective, and our employees or consultants may engage in conduct for which we might be held responsible. Violations of the FCPA, the U.K. Bribery Act or other laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results, and financial condition.
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
Network providers also may institute additional fees due to regulatory, competitive or other industry-related changes that increase our costs. For example, a major U.S. cellular carrier recently introduced a new service offering for Application to Person (“A2P”), messages that will add a new fee for A2P messages delivered to its subscribers. While we may be able to negotiate with network providers, absorb the increased costs, or charge these costs to our customers, we cannot assure you that we will be able to do so. In the case of new A2P fees, we expect to pass these fees on to our customers who send messages to this carrier's subscribers. This is expected to increase our revenue and cost of goods sold, but is not expected to impact the gross profit received for sending these messages. However, these changes may still have a negative impact on our gross margins mathematically. We also may not be able to effectively respond to any new fees if all network providers in a particular market impose equivalent fee structures, if the magnitude of the fees is disproportionately large when compared to the underlying prices paid by our customers, or if the market conditions limit our ability to increase the prices we charge our customers.
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
Volatility in, or lack of performance of, our stock price may also affect our ability to attract and retain key personnel. Employees may be more likely to terminate their employment with us if the shares they own or the shares underlying any vested options or restricted stock units have significantly appreciated in value, or, conversely, if the exercise prices of any options that they hold are significantly above the trading price of our Class A common stock or the value of any restricted stock units they hold has depreciated significantly. If we are unable to retain our employees, our business, results of operations and financial condition could be adversely affected.
Our management team has limited experience managing a public company.
Other than experience gained at our company, most members of our management team have limited, if any, experience managing a publicly-traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage us as a public company. As a result of being a public company, we are subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, results of operations and financial condition.
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
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NASDAQ Global Select Market.
Our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting because we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We lost status as an “emerging growth company” as of December 31, 2019. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business, results of operations and financial condition and could cause a decline in the trading price of our Class A common stock.
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
•difficulty establishing and maintaining appropriate governance, reporting relationships, policies, controls, and procedures for the acquired business, particularly if it is based in a country or region where we did not previously operate;
•new or more stringent regulatory compliance obligations and costs by virtue of the acquisition, including risks related to international acquisitions that may operate in new jurisdictions or geographic areas where we may have no or limited experience;
•loss of customers or the failure of customers to order incremental services that we expect them to order;
•difficulty and delays in integrating the products, technology platforms, operations, systems, and personnel of the acquired business with our own, particularly if the acquired business is outside of our core competencies and current geographic markets;
•failure to provision services that are ordered by customers during the integration period;
•higher integration costs than anticipated;
•difficulties in the assimilation and retention of highly qualified, experienced employees, many of whom may be geographically dispersed;
•litigation, investigations, proceedings, fines, or penalties arising from or relating to the transaction or the acquired business, and any resulting liabilities may exceed our forecasts;
•acquisition of businesses with different revenue models, different contractual relationships, and increased customer concentration risks;
•assumption of long-term contractual obligations, commitments, or liabilities (for example, the costs associated with leased facilities), which could adversely impact our efforts to achieve and maintain profitability and impair our cash flow;
•failure to successfully evaluate or utilize the acquired business’ technology and accurately forecast the financial impact of an acquisition, including accounting charges; and
•drag on our overall revenue growth rate or an increase of our net loss, which could cause analysts and investors to reduce their valuation of our company.
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
Prior to our initial public offering, there was no public market for shares of our Class A common stock. On November 10, 2017, we sold shares of our Class A common stock to the public at $20.00 per share. From November 10, 2017, the date that our Class A common stock began trading on the NASDAQ Global Select Market, through February 20, 2020, the trading price of our Class A common stock has ranged from $18.05 per share to

$90.63 per share. The trading price of our Class A common stock may continue to be volatile and could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial public offering, including our directors, executive officers and significant stockholders and their respective affiliates who held in the aggregate 70.9% of the voting power of our capital as of December 31, 2019. This limits or precludes your ability to influence corporate matters, including the election of directors, amendments to our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class A common stock has one vote per share, and our Class B common stock has ten votes per share. As of December 31, 2019, our directors, executive officers and holders of more than 5% of our common stock, and their respective affiliates, hold in the aggregate 70.9% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments to our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
In addition, several shareholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our common stock may cause shareholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any actions or publications by shareholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.
We may become controlled by David A. Morken, our Co-Founder and Chief Executive Officer, whose interests may differ from other stockholders.
If all or substantially all of the holders of our Class B common stock convert their shares into Class A common stock voluntarily or otherwise, Mr. Morken may control approximately 54.7% of the combined voting power of our outstanding capital stock. As a result, Mr. Morken may have the ability to control the appointment of our management, the entering into of mergers, sales of substantially all or all of our assets and other extraordinary transactions and influence amendments to our certificate of incorporation and bylaws. If Mr. Morken controls a majority of the voting power of our outstanding capital stock, he would have the ability to control the vote in any election of directors and would have the ability to prevent any transaction that requires shareholder approval regardless of whether other shareholders believe the transaction is in our best interests. In any of these matters, the interests of Mr. Morken may differ from or conflict with your interests. Moreover, this concentration of ownership may also adversely affect the trading price for our Class A common stock to the extent investors perceive disadvantages in owning stock of a company with a controlling shareholder.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters is located in Raleigh, North Carolina, where we lease approximately 120,041 square feet of office space at 900 Main Campus Drive and 80,692 square feet of additional office space, of which 17,073 square feet of space is subject to a facilities sharing agreement with Republic Wireless, on the Centennial Campus of North Carolina State University in Raleigh, North Carolina.
In addition to our headquarters, we lease space in Denver, CO and Rochester, NY, each of which are used for both our CPaaS and Other segments, as well as Frankfurt and Madrid, which are primarily used for regulatory purposes for our CPaaS segment. We also maintain data centers located in Raleigh, NC (including our network operations center); Los Angeles, CA; Dallas, TX; Atlanta, GA; New York, NY; Frankfurt, Germany; and London, United Kingdom.
We lease all our facilities and do not own any real property. We may procure additional space in the future as we continue to add employees or expand geographically. We believe our facilities are adequate and suitable for our current needs, and to the extent we require it, we believe additional or alternative space will be readily available in the future to accommodate our operations.

Item 3. Legal Proceedings
Phone Recovery Services, LLC (“Phone Recovery Services”) and Phone Administrative Services, Inc. (“Phone Administrative Services”) acting or purporting to act on behalf of applicable jurisdictions, or the applicable county or city itself, have filed multiple lawsuits against us and/or one of our subsidiaries alleging that we failed to bill, collect and remit certain taxes and surcharges associated with the provision of 911 services.
We face similar lawsuits brought directly by various state and local governments alleging underpayment of 911 taxes and surcharges, although we understand that Phone Recovery Services and Phone Administrative Services may be working in conjunction with each state or local government as a consultant on a contingency basis.
The following county or municipal governments have named us in lawsuits associated with the collection and remittance of 911 taxes and surcharges that remain unresolved: Cook County and Kane County Illinois; City of Chicago, Illinois; the State of Illinois (collectively, the “Illinois Case”); the State of New York (the “New York Case”); Allegheny County, Pennsylvania (the “Pennsylvania Case”); and the State of Rhode Island (the “Rhode Island Case”). The complaints allege that we failed to bill, collect and remit certain taxes and surcharges associated with 911 service pursuant to applicable laws. The Illinois Case was dismissed by the trial court in December 2016, but returned to the trial court following an appeal. The plaintiffs’ amended complaint in the Illinois Case was filed on August 12, 2019. We filed a motion to dismiss the Illinois Case on September 26, 2019. The New York Case originally was filed under seal in 2014, amended and filed under seal in 2018, and made available publicly on October 25, 2019. We filed a motion to dismiss the New York Case on February 14, 2020. The Rhode Island Case originally was filed under seal in 2014 and was made available publicly in 2015. Our response to the complaint in the Rhode Island Case has been on hold since 2015, pending the filing of an amended complaint. The Pennsylvania Case is stayed pending the outcome of a related proceeding before the Federal Communications Commission (“FCC”).
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
In addition to the litigation discussed above, from time to time, we may be subject to legal actions and claims in the ordinary course of business. We have received, and may in the future continue to receive, claims from third parties relating to number management, and claims asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 4. Mine Safety Disclosures
Not applicable.

PART II - OTHER INFORMATION

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Class A Common Stock
Our Class A common stock has been listed on the NASDAQ Global Select Market under the symbol “BAND” since November 10, 2017. Prior to that date, there was no public trading market for our Class A common stock.
Stockholders
As of January 31, 2020, we had 33 holders of record of our Class A and Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
The graph below compares the cumulative total return to our stockholders between November 10, 2017 (the date our Class A common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2019 in comparison to the NASDAQ Composite Index and the S&P 500 Information Technology Index. The graph assumes $100 was invested in the Class A common stock of Bandwidth Inc., the NASDAQ Composite Index and the S&P 500 Information Technology Index, and assumes reinvestment of any dividends.
The comparisons in the graph below are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

$400
$350
$300
$250
$200
$150
$100
$50
11/10/2017
12/31/2017
03/31/2018
06/30/2018
09/30/2018
12/31/2018
03/31/2019
06/30/2019
09/30/2019
12/31/2019
Bandwidth Inc.
NASDAQ Composite Index
S&P 500 Technology Index

Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2020 Annual Meeting of Shareholders. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.
Recent Sales of Unregistered Securities
From January 1, 2019 through December 31, 2019, we did not sell any securities on an unregistered basis.
Use of Proceeds from Public Offering of Common Stock
In November 2017 and in connection with our initial public offering (“IPO”), we sold 4,000,000 shares of our Class A common stock at a public offering price of $20.00 per share, including shares sold in connection with the exercise of the underwriters’ option to purchase additional shares. The offer and sale of all the shares in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-220945), which was declared effective by the SEC on November 9, 2017. We received proceeds of $74.4 million, after deducting underwriting discounts and commissions of $5.6 million. In addition, we incurred expenses of approximately $5.4 million; thus, the net offering proceeds, after deducting underwriting discounts and offering expenses, were approximately $69.0 million. Upon the IPO and in accordance with David Morken’s employment agreement, the Chief Executive Officer received a cash bonus of $750,000. No other payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or any affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on November 13, 2017 pursuant to Rule 424(b) under the Securities Act. The underwriters of our initial public offering were Morgan Stanley, KeyBanc Capital Markets, Baird, Canaccord Genuity and JMP Securities.
In March 2019 and in connection with our follow-on public offering, we sold 2,875,000 shares of our Class A common stock, at a public offering price of $54.25 per share, including shares sold in connection with the exercise of the underwriters’ option to purchase additional shares. The offer and sale of all the shares in our follow-on public offering were registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333-228939), which was declared effective by the SEC on March 8, 2019. We received proceeds of $147.4 million, after deducting underwriting discounts and commissions of $8.6 million. In addition, we incurred expenses of approximately $0.8 million; thus, the net offering proceeds, after deducting underwriting discounts and offering expenses, were approximately $146.6 million. There has been no material change in the planned use of proceeds from our follow-on public offering as described in our final prospectus filed with the SEC on March 8, 2019 pursuant to Rule 424(b) under the Securities Act. The underwriters of our follow-on public offering were Morgan Stanley, J.P. Morgan, KeyBanc Capital Markets, Baird, Canaccord Genuity and JMP Securities.

Item 6. Selected Financial Data
The consolidated statements of operations data for the years ended December 31, 2017, 2018 and 2019 and the consolidated balance sheets as of December 31, 2018 and 2019, are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2015 and 2016 and the consolidated balance sheets data as of December 31, 2015, 2016 and 2017 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data,” within this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below.

	Year ended December 31,
Consolidated Statements of Operations Data:	2015	2016	2017	2018	2019

	(In thousands, except share and per share amounts)
Revenue:
CPaaS revenue	$101,502	$117,078	$131,572	$164,415	$197,944
Other revenue	36,299	35,057	31,383	39,698	34,650
Total revenue	137,801	152,135	162,955	204,113	232,594
Cost of revenue:
CPaaS cost of revenue	64,760	71,218	75,859	94,296	110,343
Other cost of revenue	14,482	14,000	13,403	13,849	14,616
Total cost of revenue (1)	79,242	85,218	89,262	108,145	124,959

Gross profit	58,559	66,917	73,693	95,968	107,635
Operating expenses:
Research and development (1)	7,375	8,520	10,789	20,897	31,461
Sales and marketing (1)	8,620	9,294	11,218	20,731	35,020
General and administrative (1)	34,602	33,859	37,069	47,588	58,847
Total operating expenses	50,597	51,673	59,076	89,216	125,328

Operating income (loss)	7,962	15,244	14,617	6,752	(17,693)
Other (expense) income:
Interest (expense) income, net	(589)	(908)	(1,728)	301	2,446
Other income, net	—	—	—	—	23
Total other (expense) income	(589)	(908)	(1,728)	301	2,469

Income (loss) from continuing operations before income taxes	7,373	14,336	12,889	7,053	(15,224)
Income tax (provision) benefit (2) (3) (4)	(408)	11,094	(6,918)	10,870	17,718
Income from continuing operations	6,965	25,430	5,971	17,923	2,494

Loss from discontinued operations, net of income taxes	(13,665)	(3,072)	—	—	—
Net (loss) income	$(6,700)	$22,358	$5,971	$17,923	$2,494
Other comprehensive (loss) income
Unrealized (loss) gain on marketable securities, net of income tax benefit	—	—	—	(1)	1
Foreign currency translation	—	—	—	—	41
Total other comprehensive (loss) income	—	—	—	(1)	42
Total comprehensive (loss) income	$(6,700)	$22,358	$5,971	$17,922	$2,536
Earnings per share:
Income from continuing operations	$6,965	$25,430	$5,971	$17,923	$2,494
Less: net income allocated to participating securities	931	3,355	644	—	—
Income from continuing operations attributable to common stockholders	$6,034	$22,075	$5,327	$17,923	$2,494
Income from continuing operations per share
Basic	$0.52	$1.89	$0.42	$0.96	$0.11
Diluted	$0.48	$1.72	$0.37	$0.85	$0.10

Net (loss) income	$(6,700)	$22,358	$5,971	$17,923	$2,494
Less: (loss) income allocated to participating securities	(896)	2,950	644	—	—
Net (loss) income attributable to common stockholders	$(5,804)	$19,408	$5,327	$17,923	$2,494

Net (loss) income per share:
Basic	$(0.50)	$1.66	$0.42	$0.96	$0.11
Diluted	$(0.47)	$1.51	$0.37	$0.85	$0.10

Weighted average number of common shares outstanding:
Basic	11,497,727	11,678,568	12,590,221	18,573,067	22,640,461
Diluted	12,456,540	12,870,632	14,543,170	21,140,382	23,923,777
________________________
(1) Includes stock-based compensation expense as shown below.
(2) Includes $13,484 of excess tax benefits associated with the exercise of stock options and vesting of restricted stock units in the year ended December 31, 2019.
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

	Year ended December 31,
Stock-based compensation expense:	2015	2016	2017	2018	2019

	(In thousands)
Cost of revenue	$45	$61	$80	$114	$211
Research and development	189	138	155	555	1,461
Sales and marketing	239	182	172	511	1,199
General and administrative	3,020	989	1,396	2,159	3,755
Total	$3,493	$1,370	$1,803	$3,339	$6,626

	As of December 31,
Consolidated Balance Sheets Data:	2015	2016	2017	2018	2019

	(In thousands)
Cash, cash equivalents and restricted cash	$10,778	$7,028	$37,870	$41,501	$185,004
Working capital	(26,253)	(2,187)	40,977	58,931	181,211
Total assets	63,146	69,973	104,494	150,420	341,416
Long-term debt and capital lease obligations, net of current portion	—	37,738	—	—	—
Series A redeemable convertible preferred stock	21,818	21,818	—	—	—
Total stockholders’ (deficit) equity	(19,074)	(22,374)	76,711	108,770	270,090

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
Consolidated

	Year ended December 31,
	2015	2016	2017	2018	2019

	(In thousands)
Consolidated Gross Profit	$58,559	$66,917	$73,693	$95,968	$107,635
Depreciation	5,258	4,574	4,315	4,490	6,583
Stock-based compensation	45	61	80	114	211
Non-GAAP Gross Profit	$63,862	$71,552	$78,088	$100,572	$114,429
Non-GAAP Gross Margin %	46%	47%	48%	49%	49%

By Segment
CPaaS

	Year ended December 31,
	2015	2016	2017	2018	2019

	(In thousands)
CPaaS Gross Profit	$36,742	$45,860	$55,713	$70,119	$87,601
Depreciation	5,258	4,574	4,315	4,490	6,583
Stock-based compensation	45	61	80	114	211
Non-GAAP CPaas Gross Profit	$42,045	$50,495	$60,108	$74,723	$94,395
Non-GAAP CPaaS Gross Margin %	41%	43%	46%	45%	48%
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

	Year ended December 31,
	2015	2016	2017	2018	2019

	(In thousands)
Income from continuing operations	$6,965	$25,430	$5,971	$17,923	$2,494
Income tax provision (benefit) (1)	408	(11,094)	6,918	(10,870)	(17,718)
Interest expense (income), net	589	908	1,728	(301)	(2,446)
Depreciation	6,167	5,251	4,873	5,270	9,018
Amortization	908	891	839	554	520
Stock-based compensation	3,493	1,370	1,803	3,339	6,626
Impairment of intangible asset	—	695	—	—	—
Loss on disposal of property and equipment	382	19	91	191	456
Adjusted EBITDA	$18,912	$23,470	$22,223	$16,106	$(1,050)
________________________
(1) Includes excess tax benefits associated with the exercise of stock options and vesting of restricted stock units of $11,887 and $13,484 for the years ended December 31, 2018 and 2019, respectively.
Non-GAAP Net (Loss) Income
We define Non-GAAP net (loss) income as net income or loss adjusted for certain items affecting period-to-period comparability. Non-GAAP net (loss) income excludes:
•stock-based compensation;
•amortization of acquired intangible assets related to the acquisition of Dash Carrier Services, LLC;
•impairment charges of intangibles assets, if any;
•loss (gain) on disposal of property and equipment;
•estimated tax impact of above adjustments;
•income tax benefit resulting from excess tax benefits associated with the exercise of stock options and vesting of restricted stock units; and
•benefit resulting from the release of the valuation allowance on our deferred tax assets.
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

	Year ended December 31,
	2015	2016	2017	2018	2019

	(In thousands)
Net (loss) income	$(6,700)	$22,358	$5,971	$17,923	$2,494
Stock-based compensation	3,493	1,370	1,803	3,339	6,626
Amortization related to acquisitions	520	520	520	520	520
Impairment of intangible asset	—	695	—	—	—
Loss on disposal of property and equipment	382	19	91	191	456
Estimated tax effects of adjustments (1)	—	(994)	(921)	(1,038)	(1,914)
Release of valuation allowance (2)		(14,138)	—	—	—
Income tax benefit of equity compensation	—	—	—	(11,887)	(13,484)
Remeasurement of deferred tax assets associated with tax rate change (3)	—	—	2,073	—	—
Non-GAAP net (loss) income	$(2,305)	$9,830	$9,537	$9,048	$(5,302)
Non-GAAP net (loss) income per Non-GAAP share
Basic	$(0.17)	$0.73	$0.68	$0.49	$(0.23)
Diluted	$(0.16)	$0.67	$0.59	$0.43	$(0.23)

Non-GAAP weighted average number of shares outstanding
Basic	11,497,727	11,678,568	12,590,221	18,573,067	22,640,461
Series A redeemable convertible preferred stock outstanding	1,775,000	1,775,000	1,522,123	—	—
Non-GAAP basic shares	13,272,727	13,453,568	14,112,344	18,573,067	22,640,461

Diluted	12,456,540	12,870,632	14,543,170	21,140,382	22,640,461
Series A redeemable convertible preferred stock outstanding	1,775,000	1,775,000	1,522,123	—	—
Non-GAAP diluted shares	14,231,540	14,645,632	16,065,293	21,140,382	22,640,461
________________________
(1) The Company had a full valuation allowance against its deferred tax assets for the year ended December 31, 2015.
(2) The Company recognized a tax benefit of $14,138 due to the release of the deferred tax asset valuation allowance subsequent to the spin-off of Republic Wireless for the year ended December 31, 2016.
(3) On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. As a result of this change in tax law, the Company recorded a remeasurement of its deferred tax asset, which resulted in additional income tax expense of $2,073.
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

	Year ended December 31,
	2015	2016	2017	2018	2019

	(In thousands)
Net cash provided by (used in) operating activities	$18,651	$16,942	$14,623	$24,633	$(1,253)
Net cash used in investing in capital assets (1)	(5,102)	(6,061)	(7,963)	(14,447)	(25,759)
Free cash flow	$13,549	$10,881	$6,660	$10,186	$(27,012)
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
For the years ended December 31, 2017, 2018 and 2019, total revenue was $163.0 million, $204.1 million and $232.6 million, respectively. CPaaS revenue for the years ended December 31, 2017, 2018 and 2019 was $131.6 million, $164.4 million and $197.9 million, respectively, representing an increase of 25% in 2018 and 20% in 2019. Net income for the years ended December 31, 2017, 2018 and 2019 was $6.0 million, $17.9 million and $2.5 million, respectively. For the years ended December 31, 2017, 2018 and 2019, the number of active CPaaS customer accounts was 965, 1,230 and 1,728, respectively, representing a year over year increase of 27% in 2018 and 40% in 2019.

Management’s Discussion and Analysis
Key Performance Indicators
We monitor the following key performance indicators (“KPIs”) to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. We believe the following KPIs are useful in evaluating our business:

	Year ended December 31,
	2017	2018	2019

	(Dollars in thousands)
Number of active CPaaS customers (as of period end)	965	1,230	1,728
Dollar-based net retention rate	107%	118%	113%
Adjusted EBITDA	$22,223	$16,106	$(1,050)
Free cash flow	$6,660	$10,186	$(27,012)
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
In the years ended December 31, 2017, 2018 and 2019, revenue from active CPaaS customer accounts represented approximately 99% of total CPaaS revenue.
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
For the years ended December 31, 2017, 2018 and 2019, we generated 58%, 64% and 66% of our CPaaS revenue, respectively, from usage-based fees. We also earn monthly fees from services such as phone number services and 911 access service. For the years ended December 31, 2017, 2018 and 2019, we generated 40%, 34% and 31% of our CPaaS revenue, respectively, in each period from monthly per unit fees. The remaining 2% to 3% of our CPaaS revenue is generated from other miscellaneous services.
The remainder of our revenue is generated by our Other segment. Other revenue is composed of revenue earned from our legacy services and indirect revenue. Other revenue as a percentage of total revenue is expected to continue to decline over time.
We recognize accounts receivable at the time the customer is invoiced. Additionally, we record a receivable and revenue for unbilled revenue if the services have been delivered and are billable in subsequent periods. Unbilled revenue made up 41%, 47% and 54% of outstanding accounts receivable, net of allowance for doubtful accounts as of December 31, 2017, 2018 and 2019, respectively.
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
Income Taxes
For the years ended December 31, 2017, 2018 and 2019, our effective tax rate was 53.7%, (154.1)% and 116.4%, respectively. The increase in our effective tax rate is primarily due to the change in book income before taxes. We recorded $11.9 million and $13.5 million in net excess tax benefit from equity compensation for the years ended December 31, 2018 and 2019, respectively.

Management’s Discussion and Analysis
Results of Operations
Consolidated Results of Operations
The following table sets forth the consolidated statements of operations for the periods indicated.

	Year ended December 31,
	2017	2018	2019

	(In thousands)
Revenue:
CPaaS revenue	$131,572	$164,415	$197,944
Other revenue	31,383	39,698	34,650
Total revenue	162,955	204,113	232,594
Cost of revenue:
CPaaS cost of revenue	75,859	94,296	110,343
Other cost of revenue	13,403	13,849	14,616
Total cost of revenue	89,262	108,145	124,959
Gross profit:
CPaaS	55,713	70,119	87,601
Other	17,980	25,849	20,034
Total gross profit	73,693	95,968	107,635
Operating expenses:
Research and development	10,789	20,897	31,461
Sales and marketing	11,218	20,731	35,020
General and administrative	37,069	47,588	58,847
Total operating expenses	59,076	89,216	125,328
Operating income (loss)	14,617	6,752	(17,693)
Other (expense) income, net
Interest (expense) income, net	(1,728)	301	2,446
Other income, net	—	—	23
Total other (expense) income, net	(1,728)	301	2,469
Income (loss) before income taxes	12,889	7,053	(15,224)
Income tax (provision) benefit	(6,918)	10,870	17,718
Net income	$5,971	$17,923	$2,494

Management’s Discussion and Analysis
The following table sets forth our results of operations as a percentage of our total revenue for the periods presented. *

	Year ended December 31,
	2017	2018	2019
Revenue:
CPaaS revenue	81%	81%	85%
Other revenue	19%	19%	15%
Total revenue	100%	100%	100%
Cost of revenue:
CPaaS cost of revenue	47%	46%	47%
Other cost of revenue	8%	7%	6%
Total cost of revenue	55%	53%	53%
Gross profit:
CPaaS	34%	34%	37%
Other	11%	13%	9%
Total gross profit	45%	47%	46%
Operating expenses:
Research and development	7%	10%	14%
Sales and marketing	7%	10%	15%
General and administrative	23%	23%	25%
Total operating expenses	37%	43%	54%
Operating income (loss)	9%	3%	(8)%
Other (expense) income, net
Interest (expense) income, net	(1)%	—%	1%
Other income, net	—%	—%	—%
Total other (expense) income, net	(1)%	—%	1%
Income (loss) before income taxes	8%	3%	(7)%
Income tax (provision) benefit	(4)%	5%	8%
Net income	4%	9%	1%
(*) Columns may not foot due to rounding.

Management’s Discussion and Analysis
Comparison of the Years Ended December 31, 2018 and 2019
Revenue

	Year ended December 31,
	2018	2019	Change

	(Dollars in thousands)
CPaaS revenue	$164,415	$197,944	$33,529	20%
Other revenue	39,698	34,650	(5,048)	(13)%
Total revenue	$204,113	$232,594	$28,481	14%
In 2019, total revenue increased by $28.5 million, or 14%, compared to the same period in 2018, and CPaaS revenue increased by $33.5 million, or 20%, compared to the same period in 2018. The increase in CPaaS revenue was primarily attributable to an increase in the usage of all our service offerings, particularly our voice and messaging usage, which accounted for $34.3 million of the increase in CPaaS revenue, and our phone number services and 911-enabled phone number services, which accounted for $8.8 million of the increase in CPaaS revenue. This increase in CPaaS revenue was partially offset by $9.6 million related to pricing decreases that we have implemented over time with our customers in the form of lower usage prices to increase the reach and scale of our platform. The changes in usage and price in 2019 compared to the same period in 2018 were reflected in our dollar-based net retention rate of 113%. The increase in usage was also attributable to a 40% increase in the number of active CPaaS customer accounts, from 1,230 as of December 31, 2018 to 1,728 as of December 31, 2019. In addition, revenue from new CPaaS customers contributed $11.7 million, or 7%, to CPaaS revenue for 2019 compared to $8.7 million, or 7%, to CPaaS revenue in the same period in 2018. As a percentage of total revenue, CPaaS revenue increased from 81% in 2018 to 85% in the same period in 2019.
Other revenue decreased by $5.0 million, or 13%, in 2019 due to lower indirect revenue, which decreased by $2.7 million, primarily due to the settlement of a dispute in 2018. Other revenue also decreased due to the expected decline of legacy revenue, which decreased by $2.3 million, compared to the same period in 2018.
Cost of Revenue and Gross Margin

	Year ended December 31,
	2018	2019	Change

	(Dollars in thousands)
Cost of revenue:
CPaaS cost of revenue	$94,296	$110,343	$16,047	17%
Other cost of revenue	13,849	14,616	767	6%
Total cost of revenue	$108,145	$124,959	$16,814	16%
Gross profit	$95,968	$107,635	$11,667	12%
Gross margin:
CPaaS	43%	44%
Other	65%	58%
Total gross margin	47%	46%

Management’s Discussion and Analysis
In 2019, total gross profit increased by $11.7 million, or 12%, compared to the same period in 2018. Total gross margin decreased from 47% to 46% during the same period, primarily from a decrease in other gross margin in 2019 as a result of higher indirect revenue in 2018 due to settlement of a dispute. In 2019, CPaaS cost of revenue increased by $16.0 million, or 17%, compared to the same period in 2018. CPaaS cost of revenue increased primarily due to an increase in voice usage costs of net $4.5 million due to growth in minutes used by customers, partially offset by a decrease in the cost per minute from vendors. Network costs also increased $8.0 million due to network expansions and personnel costs. Cost of messaging increased by $2.3 million due to growth in messages used by customers. Cost of phone numbers increased by $1.2 million. CPaaS gross margin increased from 43% in 2018 to 44% in 2019. Excluding depreciation and stock-based compensation of $4.6 million in 2018 and $6.8 million in 2019, CPaaS Non-GAAP gross margin was 45% and 48% for 2018 and 2019, respectively, and total Non-GAAP gross margin was 49% for both periods.
In 2019, other cost of revenue increased by $0.8 million compared to the same period in 2018, primarily due to a $1.9 million increase in cost of indirect revenue related to messaging surcharges and cost of carrier access revenue offset by a $1.1 million decrease as a result of churn in legacy services.
Operating Expenses

	Year ended December 31,
	2018	2019	Change

	(Dollars in thousands)
Research and development	$20,897	$31,461	$10,564	51%
Sales and marketing	20,731	35,020	14,289	69%
General and administrative	47,588	58,847	11,259	24%
Total operating expenses	$89,216	$125,328	$36,112	40%
In 2019, R&D expenses related to the expansion of our product offerings increased by $10.6 million, or 51%, compared to the same period in 2018. This increase was primarily due to increased personnel costs of $9.8 million and non-headcount costs of $0.8 million.
In 2019, sales and marketing expenses increased by $14.3 million, or 69%, compared to the same period in 2018 primarily due to an overall increase in sales personnel costs of $11.6 million and non-headcount costs of $2.7 million.
In 2019, general and administrative expenses increased by $11.3 million, or 24%, compared to the same period in 2018. This increase was due to higher personnel cost of $4.1 million, facilities expense of $1.6 million, hosted software costs of $1.4 million, higher bad debt expense of $1.1 million primarily related to a write-off with a customer, professional expenses of $1.0 million, depreciation and amortization costs of $1.0 million, other non-headcount costs of $0.8 million and bank charges and license costs of $0.3 million, which contributed to the overall increase in general and administrative expenses.
Interest Income, Net
In 2019, interest income increased by $2.1 million compared to the same period in 2018, due to a $2.2 million increase in interest income from the investment of follow-on equity offering proceeds offset by $0.1 million increase in interest expense.
Income Tax Benefit
In 2019, income tax benefit increased by $6.8 million compared to the same period in 2018. The effective tax rate for the twelve months ended December 31, 2019 was 116.4% compared to (154.1)% in the same period in 2018. The increase in our effective tax rate is primarily due to the change in book income before taxes.

Management’s Discussion and Analysis
Comparison of the Years Ended December 31, 2017 and 2018

Revenue

	Year ended December 31,
	2017	2018	Change

	(Dollars in thousands)
CPaaS revenue	$131,572	$164,415	$32,843	25%
Other revenue	31,383	39,698	8,315	26%
Total revenue	$162,955	$204,113	$41,158	25%
In 2018, total revenue increased by $41.2 million, or 25%, compared to the same period in 2017, and CPaaS revenue increased by $32.8 million, or 25%, compared to the same period in 2017. The increase in CPaaS revenue was primarily attributable to an increase in the usage of all our service offerings, particularly our voice and messaging usage, which accounted for $38.2 million of the increase in CPaaS revenue, and our phone number services and 911-enabled phone number services, which accounted for $6.2 million of the increase in CPaaS revenue. This increase in CPaaS revenue was partially offset by $11.6 million related to pricing decreases that we have implemented over time with our customers in the form of lower usage prices to increase the reach and scale of our platform. The changes in usage and price in 2018 compared to the same period in 2017 were reflected in our , dollar-based net retention rate of 118%. The increase in usage was also attributable to a 27% increase in the number of active CPaaS customer accounts, from 965 as of December 31, 2017 to 1,230 as of December 31, 2018. In addition, revenue from new CPaaS customers contributed $8.7 million, or 7%, to CPaaS revenue for 2018 compared to $5.5 million, or 5% to CPaaS revenue in the same period in 2017. As a percentage of total revenue, CPaaS revenue remained flat at 81% from 2018 to the same period in 2017. Other revenue increased by $8.3 million, or 26%, primarily due to the settlement of a dispute and a higher than usual amount of indirect revenue, which increased by $11.1 million. This increase was partially offset by the expected declines in our legacy services of $2.8 million.
Cost of Revenue and Gross Margin

	Year ended December 31,
	2017	2018	Change

	(Dollars in thousands)
Cost of revenue:
CPaaS cost of revenue	$75,859	$94,296	$18,437	24%
Other cost of revenue	13,403	13,849	446	3%
Total cost of revenue	$89,262	$108,145	$18,883	21%
Gross profit	$73,693	$95,968	$22,275	30%
Gross margin:
CPaaS	42%	43%
Other	57%	65%
Total gross margin	45%	47%
In 2018, total gross profit increased by $22.3 million, or 30%, compared to the same period in 2017. Total gross margin increased from 45% to 47% during the same period. In 2018, CPaaS cost of revenue increased by, $18.4 million, or 24% compared to the same period in 2017. CPaaS cost of revenue increased primarily due to an increase in voice usage costs of $11.7 million due to growth in minutes used by customers, partially offset by a decrease in the cost per minute from vendors. Network costs also increased $5.6 million due to network expansions. Cost of messaging increased by $1.3 million due to growth in messages used by customers and increased cost per

Management’s Discussion and Analysis
message from vendors. Cost of phone numbers increased by $0.1 million, offset by a $0.3 million decrease in 911 enabled numbers costs. CPaaS gross margin was 42% and 43% for 2017 and 2018, respectively. Excluding depreciation and stock-based compensation of $4.4 million in 2017 and $4.6 million 2018, CPaaS Non-GAAP gross margin was 46% and 45% for 2017 and 2018, respectively, and total Non-GAAP gross margin was 48% and 49% for the same periods.
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

Management’s Discussion and Analysis
Quarterly Results of Operations
The following tables set forth our unaudited quarterly statements of operations data for each of the eight quarters ended December 31, 2019. The information for each quarter has been prepared on a basis consistent with our audited consolidated financial statements included in this Annual Report on Form 10-K, and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for a fair presentation of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following quarterly financial data should be read in conjunction with our audited consolidated financial statements included in this Annual Report on Form 10-K.

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019

	(Unaudited, in thousands, except per share amounts)
Revenue:
CPaaS revenue	$38,897	$39,833	$41,537	$44,148	$45,013	$47,989	$51,499	$53,443
Other revenue	14,115	8,471	8,917	8,195	8,308	8,790	8,992	8,560
Total revenue	53,012	48,304	50,454	52,343	53,321	56,779	60,491	62,003

Cost of revenue:
CPaaS cost of revenue	21,905	23,137	23,996	25,258	25,300	26,473	29,297	29,273
Other cost of revenue	3,459	3,429	3,478	3,483	3,466	3,637	3,807	3,706
Total cost of revenue	25,364	26,566	27,474	28,741	28,766	30,110	33,104	32,979

Gross profit:	27,648	21,738	22,980	23,602	24,555	26,669	27,387	29,024
Operating expenses:
Research and development	3,781	4,435	5,895	6,786	7,717	7,656	7,939	8,149
Sales and marketing	4,522	4,654	5,422	6,133	8,349	8,514	8,784	9,373
General and administrative	10,569	11,490	11,576	13,953	14,333	14,282	15,269	14,963
Total operating expenses	18,872	20,579	22,893	26,872	30,399	30,452	31,992	32,485

Operating income (loss)	8,776	1,159	87	(3,270)	(5,844)	(3,783)	(4,605)	(3,461)

Other income:
Interest income, net	49	90	103	59	201	719	778	748
Other income (expense), net	—	—	—	—	—	10	(1)	14
Realized gain (loss) on investments	—	—	—	—	—	—	4	(4)
Total other income	49	90	103	59	201	729	781	758

Income (loss) before income taxes	8,825	1,249	190	(3,211)	(5,643)	(3,054)	(3,824)	(2,703)
Income tax (provision) benefit	(2,634)	9,263	2,320	1,921	7,635	6,526	2,810	747
Net income (loss)	$6,191	$10,512	$2,510	$(1,290)	$1,992	$3,472	$(1,014)	$(1,956)
Unrealized (loss) gain on marketable securities, net of income tax benefit	(6)	4	(1)	2	8	13	(21)	1
Foreign currency translation	—	—	—	—	—	12	(46)	75
Total comprehensive income (loss), net of income tax	$6,185	$10,516	$2,509	$(1,288)	$2,000	$3,497	$(1,081)	$(1,880)

Net income (loss) per share:
Basic	$0.35	$0.58	$0.13	$(0.07)	$0.10	$0.15	$(0.04)	$(0.08)
Diluted	$0.30	$0.50	$0.12	$(0.07)	$0.09	$0.14	$(0.04)	$(0.08)

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
Statement of Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
	2017	2018	2019

	(In thousands)
Net cash provided by (used in) operating activities	$14,623	$24,633	$(1,253)
Net cash used in investing activities	(7,963)	(31,683)	(7,653)
Net cash provided by financing activities	24,182	10,681	152,418
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(9)
Net increase in cash, cash equivalents, and restricted cash	$30,842	$3,631	$143,503
Cash Flows from Operating Activities
In 2019, cash used in operating activities was $1.3 million, consisting of net income of $2.5 million adjusted for non-cash items. These non-cash items included depreciation and amortization expense of $9.6 million, stock-based compensation expenses of $6.6 million, right-of-use asset amortization of $4.3 million, loss on disposal of property and equipment of $0.5 million, offset by deferred tax benefit of $17.5 million, cash used by changes in operating assets and liabilities of $6.6 million, and accretion of bond discount of $0.7 million. Cash generated from operating assets and liabilities included an increase in accrued expenses and other liabilities of $5.5 million, an increase in accounts payable of $1.1 million, and an increase in deferred revenue and advanced billings of $0.6 million. Offsetting these cash generating items in assets and liabilities were an increase in accounts receivable of $6.2 million, an increase in prepaid expenses and other assets of $4.2 million, and a decrease in operating right-of-use liability of $3.4 million.
In 2018, cash provided by operating activities was $24.6 million, consisting of net income of $17.9 million adjusted for non-cash items. These non-cash items included depreciation and amortization expense of $5.8 million, stock-based compensation expenses of $3.3 million, deferred tax benefit of $10.8 million and cash provided by changes in operating assets and liabilities of $8.3 million. Cash generated from operating assets and liabilities included an increase in deferred revenue and advanced billings of $6.0 million, an increase in accrued expenses and other liabilities of $4.8 million, increase in deferred rent of $2.1 million and a decrease in deferred costs of $0.2 million. Offsetting these cash generating items in assets and liabilities were an increase in accounts receivable of $2.8 million, an increase in prepaid expenses and other assets of $1.9 million and a decrease in accounts payable of $0.2 million, respectively.

Management’s Discussion and Analysis
In 2017, cash provided by operating activities was $14.6 million, consisting of net income of $6.0 million adjusted for non-cash items. These non-cash items included depreciation and amortization expense of $5.7 million, deferred tax expense of $6.2 million, stock-based compensation expenses of $1.8 million and cash used for changes in operating assets and liabilities of $5.7 million. Cash outflows from operating assets and liabilities included increases in accounts receivable of $4.4 million, prepaid expenses and other assets of $1.6 million, deferred costs of $0.9 million along with a decrease in accounts payable of $2.4 million. Offsetting these cash outflows was an increase in deferred rent of $0.2 million, increase in deferred revenue and advanced billings of $2.6 million and an increase in accrued expenses and other liabilities of $1.0 million.
Cash Flows from Investing Activities
In 2019, cash used in investing activities was $7.7 million from the proceeds from the sales and maturities of marketable securities of $86.4 million, offset by the investment in marketable securities of $68.4 million, the purchase of property and equipment of $22.2 million and capitalized internally developed software costs of $3.5 million.
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
Cash Flows from Financing Activities
In 2019, cash provided by financing activities was $152.4 million consisting primarily of $147.4 million in proceeds from the follow-on public offering, $7.4 million in proceeds from the issuance of stock options, partially offset by $1.4 million in value of equity awards withheld for tax liabilities, $0.8 million in payments related to the cost of the follow-on public offering and $0.2 million in payments of debt issuance cost.
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
Debt
On March 1, 2019, we amended and restated our Credit and Security Agreement with KeyBank National Association. The agreement is for a $25.0 million revolving loan, which includes a swing line of up to $1.0 million and limits letters of credit commitments to a maximum of $2.5 million. The term of the amended and restated Credit and Security Agreement is three years and matures on March 1, 2022. This agreement requires that a specified minimum liquidity amount must be maintained in cash and cash equivalents at all times and that we meet a minimum revenue level on a quarterly basis.
On June 4, 2019, KeyBank National Association and Pacific Western Bank entered into an Assignment and Acceptance Agreement, whereby KeyBank National Association, as the Assignor, sold and assigned $10.0 million of our Revolving Credit Commitment to Pacific Western Bank, the Assignee. KeyBank National Association retains $15.0 million of our Revolving Credit Commitment.

Management’s Discussion and Analysis
As of December 31, 2019, we had $0 outstanding on the revolving loan and were in compliance with all financial and non-financial covenants for all periods presented. The available borrowing capacity under our revolving credit facility loan was $25.0 million as of December 31, 2019.
As of December 31, 2019, the outstanding unamortized loan fees for the revolving loan were $0.1 million and were included in prepaid expenses and other current assets, and other long-term assets in the Company’s consolidated balance sheets.
Contractual Obligations and Other Commitments
The following table summarizes our non-cancellable contractual obligations as of December 31, 2019:

	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	More than 5 years

	(In thousands)
Operating leases (1)	$27,658	$5,907	$12,889	$7,913	$949
Purchase obligations (2)	9,765	6,115	1,949	1,701	—
Total	$37,423	$12,022	$14,838	$9,614	$949
________________________
(1) Operating leases represent total future minimum rent payments under non-cancellable operating lease agreements.
(2) Purchase obligations represent total non-cancelable purchase commitments and future minimum payments under contracts to various service providers, excluding agreements that are cancellable without penalty.
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
Revenue Recognition and Deferred Revenue
We generate revenue primarily from the sale of communication services to enterprise customers. Revenue recognition commences upon transfer of control of promised goods or services to customers in an amount that we expect to receive in exchange for those goods or services.
The majority of our revenue is generated from usage-based fees earned from customers accessing our communications platform. Access to the communications platform is considered a series of distinct services, with continuous transfer of control to the customer, comprising one performance obligation. Usage-based fees are recognized in revenue in the period the traffic traverses our network.

Management’s Discussion and Analysis
Revenue from service-based fees, such as the provision and management of phone numbers and emergency services access, is recognized on a ratable basis as the service is provided, which is typically one month.
We generally enter into arrangements with customers that are typically 2 to 3 years in length with an auto-renewal feature. When required as part of providing service, revenues and associated expenses related to nonrefundable, upfront service activation and setup fees are deferred and recognized over the longer of the associated service contract period or estimated period of benefit.
Our arrangements do not contain general rights of return or provide customers with the right to take possession of the software supporting the applications. Amounts that have been invoiced are recorded in accounts receivable and in revenue or deferred revenue depending on whether the revenue recognition criteria have been met.
We maintain a reserve for sales credits. Credits are accounted for as variable consideration and are estimated based on several inputs including historical experience and current trends of credit issuances. Adjustments to the reserve are recorded against revenue.
Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of the aggregate fair value of consideration transferred in a business combination, over the fair value of assets acquired, net of liabilities assumed. Goodwill is not amortized, but is subject to an annual impairment test. We test goodwill for impairment annually on December 31 of each calendar year or more frequently if events or changes in business circumstances indicate the asset might be impaired. Goodwill is tested for impairment at the reporting unit level. In evaluating the recoverability of goodwill, we perform a qualitative analysis to determine whether events and circumstances exist that indicate that it is more likely than not that goodwill is impaired. The qualitative factors we consider include but are not limited to, macroeconomic conditions, industry and market conditions, company-specific events and changes in circumstances. We completed our annual goodwill impairment analysis in each of the years ended December 31, 2017, 2018 and 2019 and no impairment charges were recorded. As of December 31, 2019 goodwill was $6.9 million.
Long-Lived Assets
Long-lived assets, including intangible assets with definite lives, are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise.
We evaluate the recoverability of our long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of long-lived assets are measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. As of December 31, 2019, intangible assets, net of accumulated amortization, were $6.6 million, which consists primarily of client relationships and client contracts. No indicators of impairment were identified for the years ended December 31, 2017, 2018 and 2019.
Internal-Use Software Development Costs
Internal-use software includes software that has been acquired, internally developed, or modified exclusively to meet the Company's needs. We capitalize qualifying internal-use software development costs that are incurred during the application development stage. Capitalization of costs begins when two criteria are met: (i) the preliminary project stage is completed and (ii) it is probable that the software will be completed and used for its intended function. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all significant testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality and expense costs incurred

Management’s Discussion and Analysis
for maintenance and minor upgrades and enhancements. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred.
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
We conduct operations in many tax jurisdictions throughout the United States. In many of these jurisdictions, non-income-based taxes and fees, such as sales and use taxes, telecommunications taxes, and regulatory fees including those associated with (or potentially associated with) VoIP telephony services or 911 services, are assessed or may be assessed on our operations. We are subject to indirect taxes, and may be subject to certain other taxes and surcharges in some of these jurisdictions. We generally bill and collect from our customers these taxes and surcharges. We record a liability for tax collected from customers but not yet paid to the appropriate jurisdiction. In addition, we record a provision for non-income based taxes and fees in jurisdictions where it is both probable that liability has been incurred and the amount of the exposure can be reasonably estimated. As a result, we have recorded a liability of $3.0 million, $4.7 million and $5.4 million as of December 31, 2017, 2018 and 2019, respectively. These estimates are based on several key assumptions, including the taxability of our services, the

Management’s Discussion and Analysis
jurisdictions in which we believe we have nexus and the sourcing of revenue to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, our actual exposure could differ materially from our current estimates.

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
Interest Rate Risk
Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents of $184.4 million and no marketable securities as of December 31, 2019, which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of interest bearing checking accounts, money market accounts and time deposits. Marketable securities consist of U.S. treasury securities not otherwise classified as cash equivalents.
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
Our debt is comprised of a revolving line of credit account, which had no amount outstanding as of December 31, 2019. Loans under the Credit Agreement will bear interest at the highest of (i) the bank’s prime rate, (ii) the federal funds effective rate plus 0.5 percent, and (iii) the London Interbank Offered Rate plus 1.00 percent. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
Foreign Currency Risk
Our customers consume our services primarily in the United States. Our revenue and expenses are primarily denominated in U.S. dollars and as a result we have minimal foreign currency risk as of December 31, 2019.
The local currencies of our foreign subsidiaries are the Euro and the British Pound. Our subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the year. If there is a change in foreign currency exchange rates, the conversion of our foreign subsidiaries’ financial statements into U.S. dollars would result in a realized gain or loss which is recorded in other income, net in our consolidated statements of operations. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
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

Item 8. Financial Statements and Supplementary Data

BANDWIDTH INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Bandwidth Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bandwidth Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in redeemable convertible preferred stock and stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2020 expressed an unqualified opinion thereon.
Adoption of ASU No. 2016-02
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Revenue Recognition

Description of the Matter
As discussed in Note 2, the Company recognizes revenue from the sale of communications services offered through software solutions, which are generally derived from usage and monthly service fees from both the CPaaS and Other segments. Usage revenue includes voice communication (primarily driven by inbound minutes, outbound minutes and toll-free minutes) and messaging communication (driven by the number of messages) that traverse the platform and network. Revenue for these services is recognized in the period the usage occurs. Monthly service fees include the provisioning and management of phone numbers and 911-enabled phone number services, which are recognized based on the quantity of phone numbers in service and the quantity of phone numbers with 911-enabled services during the month, respectively.
The processing and recording of revenue from voice and messaging data usage is highly automated and involves capturing and pricing significant volumes of data across multiple systems. Similarly, the provisioning and management of phone numbers and emergency services access is also highly automated and involves capturing and pricing the quantity of phone numbers in service and the quantity of phone numbers with 911-enabled services during the month. Given the complex automated systems utilized to capture, process, and ultimately record revenue, performing procedures to audit revenue required a high degree of auditor judgment and extensive audit effort.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls that address the risks of material misstatement relating to the measurement and occurrence of revenue. This included involvement of audit professionals with significant experience in the use of information technology (IT) to support business operations and related controls. With the involvement of our IT professionals, we identified the significant systems used to capture and process voice usage, phone number services, 911-enabled phone number services, and messaging services, and tested the IT general controls over those systems, including testing of user access and change management controls. In addition, our audit procedures included testing of other manual reconciliation controls designed to determine the accuracy and completeness of data processed and transferred across multiple platforms in connection with the recognition of revenue for voice and messaging usage, the quantity of phone numbers in service, and the quantity of phone numbers with 911-enabled services during the period.
To test the Company’s revenue, our audit procedures included, among other procedures, testing a sample of revenue transactions, which included evaluating the transaction price based on inspection of customer contracts and approved rate tables, as well as testing the mathematical accuracy of the recorded revenue based on the voice and messaging usage, as well as the quantity of phone numbers in service and quantity of phone numbers with 911-enabled services during the period.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2012.
Raleigh, North Carolina
February 21, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Bandwidth Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Bandwidth Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Bandwidth Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in redeemable convertible preferred stock and stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 21, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Raleigh, North Carolina
February 21, 2020

BANDWIDTH INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	As of December 31,
	2018	2019
Assets
Current assets:
Cash, cash equivalents and restricted cash	$41,501	$185,004
Marketable securities	17,400	—
Accounts receivable, net of allowance for doubtful accounts	24,009	30,187
Prepaid expenses and other current assets	6,114	9,260
Deferred costs	2,630	2,498
Total current assets	91,654	226,949
Property and equipment, net	25,136	41,654
Operating right-of-use asset	—	21,031
Intangible assets, net	7,089	6,569
Deferred costs, non-current	1,828	1,952
Other long-term assets	487	1,533
Goodwill	6,867	6,867
Deferred tax asset	17,359	34,861
Total assets	$150,420	$341,416
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,418	$4,190
Accrued expenses and other current liabilities	21,393	27,328
Current portion of deferred revenue	5,324	5,177
Advanced billings	2,588	4,167
Operating lease liability, current	—	4,876
Total current liabilities	32,723	45,738
Operating lease liability, net of current portion	—	19,868
Deferred rent, net of current portion	2,503	—
Deferred revenue, net of current portion	6,424	5,720
Total liabilities	41,650	71,326
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued	—	—
Class A voting common stock; $0.001 par value; 100,000,000 shares authorized as of December 31, 2018 and 2019; 12,912,747 and 18,584,478 shares issued and outstanding as of December 31, 2018 and 2019, respectively	13	19
Class B voting common stock, $0.001 par value; 20,000,000 shares authorized as of December 31, 2018 and 2019; 6,510,732 and 4,927,401 shares issued and outstanding as of December 31, 2018 and 2019, respectively	6	5
Additional paid-in capital	116,600	275,553
Accumulated deficit	(7,848)	(5,528)
Accumulated other comprehensive (loss) income	(1)	41
Total stockholders’ equity	108,770	270,090
Total liabilities and stockholders’ equity	$150,420	$341,416
See accompanying notes.

BANDWIDTH INC.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year ended December 31,
	2017	2018	2019
Revenue:
CPaaS revenue	$131,572	$164,415	$197,944
Other revenue	31,383	39,698	34,650
Total revenue	162,955	204,113	232,594
Cost of revenue:
CPaaS cost of revenue	75,859	94,296	110,343
Other cost of revenue	13,403	13,849	14,616
Total cost of revenue	89,262	108,145	124,959

Gross profit	73,693	95,968	107,635
Operating expenses:
Research and development	10,789	20,897	31,461
Sales and marketing	11,218	20,731	35,020
General and administrative	37,069	47,588	58,847
Total operating expenses	59,076	89,216	125,328

Operating income (loss)	14,617	6,752	(17,693)
Other (expense) income:
Interest (expense) income, net	(1,728)	301	2,446
Other income, net	—	—	23
Total other (expense) income	(1,728)	301	2,469

Income (loss) before income taxes	12,889	7,053	(15,224)
Income tax (provision) benefit	(6,918)	10,870	17,718
Net income	$5,971	$17,923	$2,494

Earnings per share:
Net income	$5,971	$17,923	$2,494
Income allocated to participating securities	644	—	—
Net income attributable to common stockholders	$5,327	$17,923	$2,494

Net income per share:
Basic	$0.42	$0.96	$0.11
Diluted	$0.37	$0.85	$0.10

Weighted average number of common shares outstanding:
Basic	12,590,221	18,573,067	22,640,461
Diluted	14,543,170	21,140,382	23,923,777
See accompanying notes.

BANDWIDTH INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year ended December 31,
	2017	2018	2019
Net income	$5,971	$17,923	$2,494
Other comprehensive (loss) income
Unrealized (loss) gain on marketable securities, net	—	(1)	1
Foreign currency translation	—	—	41
Total other comprehensive (loss) income	—	(1)	42
Total comprehensive income	$5,971	$17,922	$2,536

See accompanying notes.

BANDWIDTH INC.
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
(In thousands, except share amounts)

	Series A redeemable convertible preferred stock		Class A voting common stock		Class B voting common stock		Old Class A voting common Stock		Old Class B non-voting common Stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ (deficit) equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2016	710,000	$21,818	—	$—	—	$—	11,779,975	$12	18,590	$—	$9,356	$—	$(31,742)	$(22,374)
Issuance of Old Class A voting common stock	—	—	—	—	—	—	31,510	—	—		94	—	—	94
Issuance of Old Class B non-voting common stock	—	—	—	—	—	—	—	—	16,250	—	109	—	—	109
Exercise of warrants to purchase common stock	—	—	—	—	17,260	—	—	—	—	—	91	—	—	91
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,803	—	—	1,803
Purchase of common stock	—	—	—	—	(29)	—	—	—	—	—	—	—	—	—
Conversion of Series A preferred stock to Old Class A voting common stock	(710,000)	(21,818)	—	—	—	—	1,775,000	1	—	—	21,817	—	—	21,818
Conversion of Old Class A voting common stock to Class B voting common stock	—	—	—	—	13,586,485	13	(13,586,485)	(13)	—	—	—	—	—	—
Conversion of Old Class B non-voting common stock to Class A voting common stock	—	—	34,840	—	—	—	—	—	(34,840)	—	—	—	—	—
Issuance of common stock in connection with initial public offering, net of underwriting discounts	—	—	4,000,000	4	—	—	—	—	—	—	74,396	—	—	74,400
Costs in connection with initial public offering	—	—	—	—	—	—	—	—	—	—	(5,385)	—	—	(5,385)

BANDWIDTH INC.
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
(In thousands, except share amounts)

	Series A redeemable convertible preferred stock		Class A voting common stock		Class B voting common stock		Old Class A voting common Stock		Old Class B non-voting common Stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ (deficit) equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Conversion of Class B voting common stock to Class A voting common stock	—	—	162,991	—	(162,991)	—	—	—	—	—	—	—	—	—
Termination of Shareholders’ anti-dilutive arrangement	—	—	—	—	—	—	—	—	—	—	184	—	—	184
Net income	—	—	—	—	—	—	—	—	—	—	—	—	5,971	5,971
Balance at December 31, 2017	—	—	4,197,831	4	13,440,725	13	—	—	—	—	102,465	—	(25,771)	76,711
Exercises of vested stock options	—	—	1,724,689	2	—	—	—	—	—	—	11,044	—	—	11,046
Vesting of restricted stock units	—	—	11,000	—	—	—	—	—	—	—	—	—	—	—
Exercise of warrants to purchase common stock	—	—	48,904	—	—	—	—	—	—	—	37	—	—	37
Conversion of Class B voting common stock to Class A voting common stock	—	—	6,929,993	7	(6,929,993)	(7)	—	—	—	—	—	—	—	—
Issuance of Class A voting common stock	—	—	330	—	—	—	—	—	—	—	11	—	—	11
Costs in connection with initial public offering	—	—	—	—	—	—	—	—	—	—	(285)	—	—	(285)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	(1)	—	(1)
Stock based compensation	—	—	—	—	—	—	—	—	—	—	3,328	—	—	3,328
Net income	—	—	—	—	—	—	—	—	—	—	—	—	17,923	17,923
Balance at December 31, 2018	—	—	12,912,747	13	6,510,732	6	—	—	—	—	116,600	(1)	(7,848)	108,770

BANDWIDTH INC.
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
(In thousands, except share amounts)

	Series A redeemable convertible preferred stock		Class A voting common stock		Class B voting common stock		Old Class A voting common Stock		Old Class B non-voting common Stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ (deficit) equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Issuance of common stock in connection with follow on public offering, net of underwriting discounts	—	—	2,875,000	3	—	—	—	—	—	—	147,388	—	—	147,391
Costs in connection with public offering	—	—	—	—	—	—	—	—	—	—	(834)	—	—	(834)
Exercises of vested stock options	—	—	1,075,482	1	—	—	—	—	—	—	7,356	—	—	7,357
Vesting of restricted stock units	—	—	163,944	—	—	—	—	—	—	—	—	—	—	—
Equity awards withheld for tax liability	—	—	(26,026)	—	—	—	—	—	—	—	(1,583)	—	—	(1,583)
Conversion of Class B voting common stock to Class A voting common stock	—	—	1,583,331	2	(1,583,331)	(1)	—	—	—	—	—	—	—	1
Adjustment to opening retained earnings due to adoption of ASC 606	—	—	—	—	—	—	—	—	—	—	—	—	(174)	(174)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	—	1	—	1
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	41	—	41
Stock based compensation	—	—	—	—	—	—	—	—	—	—	6,626	—	—	6,626
Net income	—	—	—	—	—	—	—	—	—	—	—	—	2,494	2,494
Balance at December 31, 2019	—	$—	18,584,478	$19	4,927,401	$5	—	$—	—	$—	$275,553	$41	$(5,528)	$270,090
See accompanying notes.

BANDWIDTH INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2017	2018	2019
Cash flows from operating activities
Net income	$5,971	$17,923	$2,494
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	5,712	5,824	9,538
Right-of-use asset amortization	—	—	4,269
Accretion of bond discount	—	(164)	(700)
Gain on sale of marketable securities	—	—	(4)
Amortization of debt issuance costs	376	64	177
Stock-based compensation	1,803	3,339	6,626
Deferred taxes	6,168	(10,833)	(17,502)
Loss on disposal of property and equipment	91	191	456
Changes in operating assets and liabilities:
Accounts receivable	(4,387)	(2,784)	(6,178)
Prepaid expenses and other assets	(1,622)	(1,926)	(4,176)
Deferred costs	(906)	243	(69)
Accounts payable	(2,429)	(169)	1,145
Accrued expenses and other liabilities	1,040	4,826	5,474
Deferred revenue and advanced billings	2,573	6,019	554
Operating right-of-use liability	—	—	(3,357)
Deferred rent	233	2,080	—
Net cash provided by (used in) operating activities	14,623	24,633	(1,253)
Cash flows from investing activities
Purchase of property and equipment	(5,021)	(12,419)	(22,215)
Capitalized software development costs	(2,942)	(2,028)	(3,544)
Purchase of marketable securities	—	(35,236)	(68,361)
Proceeds from sales and maturities of marketable securities	—	18,000	86,467
Net cash used in investing activities	(7,963)	(31,683)	(7,653)
Cash flows from financing activities
Borrowings on line of credit	4,000	—	—
Repayments on line of credit	(9,000)	—	—
Payments on capital leases	(73)	(92)	—
Repayments on term loan	(40,000)	—	—
Payment of costs related to the initial public offering	(5,385)	(285)	—
Payment of costs related to the follow-on public offering	—	—	(757)
Proceeds from the initial public offering, net of underwriting discounts	74,400	—	—
Proceeds from the follow-on public offering, net of underwriting discounts	—	—	147,391
Payment of debt issuance costs	(25)	(25)	(167)
Proceeds from exercises of stock options	174	11,046	7,357
Proceeds from exercises of warrants	91	37	—
Value of equity awards withheld for tax liabilities	—	—	(1,406)
Net cash provided by financing activities	24,182	10,681	152,418

BANDWIDTH INC.
Consolidated Statements of Cash Flows
(In thousands)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(9)
Net increase in cash, cash equivalents, and restricted cash	30,842	3,631	143,503
Cash, cash equivalents, and restricted cash, beginning of period	7,028	37,870	41,501
Cash, cash equivalents, and restricted cash, end of period	$37,870	$41,501	$185,004

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$1,535	$107	$341
Cash paid (refunded) for taxes	$855	$155	$(178)
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—	$4,528

Supplemental disclosure of noncash investing and financing activities
Purchase of property and equipment, accrued but not paid	$886	$1,204	$1,375
Equity awards withheld for tax liabilities, accrued but not paid	$—	$—	$177
See accompanying notes.

BANDWIDTH INC.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

1. Organization and Description of Business
Bandwidth Inc. (together with its subsidiaries, “Bandwidth” or the “Company”) was founded in July 2000 and incorporated in Delaware on March 29, 2001. The Company’s headquarters are located in Raleigh, North Carolina, and the Company has subsidiaries in the Netherlands, United Kingdom, Germany and Spain. The Company is a cloud-based, software-powered communications platform-as-a-service (“CPaaS”) provider that enables enterprises to create, scale and operate voice or messaging communications services across any mobile application or connected device.
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
Follow-on Public Offering
On March 11, 2019, the Company completed a follow-on public equity offering in which the Company sold 2,875,000 shares of its Class A common stock, including 375,000 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $54.25 per share. The Company received aggregate proceeds of $146,557, after deducting underwriting discounts and offering expenses paid by the Company.

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
Use of Estimates

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the amounts reported in these financial statements and accompanying notes. Although the Company believes that the estimates it uses are reasonable, due to the inherent uncertainty involved in making these estimates, actual results reported in future periods could differ from those estimates. These estimates in the consolidated financial statements include, but are not limited to, allowance for doubtful accounts, reserve for sales credits, recoverability of long lived and intangible assets, estimated period of benefit, valuation allowances on deferred tax assets, certain accrued expenses, and contingencies.
Revenue Recognition
Adoption of Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”
On January 1, 2019, the Company adopted the guidance of ASC 606, Revenue from Contracts with Customers, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2019. The Company’s results for reporting periods beginning after January 1, 2019 are presented in accordance with the provisions under ASC 606 and prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s revenue recognition policy as further described in Note 2, Summary of Significant Accounting Policies, to its Annual Report on Form 10-K for the year ended December 31, 2018.
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
Revenue Recognition Policy
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
The majority of the Company’s revenue is generated from usage-based fees earned from customers accessing the Company’s communications platform. Access to the Company’s communication platform is considered a series of distinct services, with continuous transfer of control to the customer, comprising one performance obligation and usage-based fees are recognized in revenue in the period the traffic traverses the Company’s network. For the years ended December 31, 2017, 2018 and 2019 the revenue from usage-based fees represented $76,148, $105,481 and $131,626 of CPaaS revenue, respectively, and $22,473, $32,524 and $29,012 of Other revenue, respectively.
Revenue from service fees is recognized on a ratable basis as the service is provided, which is typically one month. For the years ended December 31, 2017, 2018 and 2019 the revenue from service fees represented $52,580, $55,719 and $61,193 of CPaaS revenue, respectively, and $8,910, $7,174 and $5,638 of Other revenue, respectively.
The remaining $2,844, $3,215 and $5,125 of CPaaS revenue for the years ended December 31, 2017, 2018 and 2019 respectively, are generated from other miscellaneous services.
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

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Contract Assets and Liabilities
The following table provides information about receivables and contract liabilities from contracts with customers:

December 31, 2019
Receivables (1)	$30,187
Contract liabilities (2)	10,897
________________________
(1) Included in accounts receivable, net of allowance for doubtful accounts on the consolidated balance sheet.
(2) Included in current portion of deferred revenue and deferred revenue, net of current portion on the consolidated balance sheet.
Deferred revenue is recorded when cash payments are received in advance of future usage on contracts. Revenue is typically recognized in the following month when service is rendered or, in the case of nonrefundable upfront fees, over the estimated period of benefit. Customer refundable payments are recorded as advanced billings. During the year ended December 31, 2019, the Company recognized revenue of $5,324 related to contract liabilities recorded at the beginning of the year. The Company expects to recognize $5,177 in revenue over the next twelve months related to its contract liabilities as of December 31, 2019.
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
Cash, Cash Equivalents and Restricted Cash
The Company classifies all highly liquid investments with stated maturities of three months or less from the date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months from the date of purchase as current marketable securities. Cash deposits are primarily in financial institutions in the US. However, cash for monthly operating costs of international operations are deposited in banks outside the US. The Company has a policy of making investments only with commercial institutions that have at least an investment grade credit rating. The Company invests its cash primarily in government securities and obligations, corporate debt securities, money market funds and reverse repurchase agreements (“RRAs”). RRAs are collateralized by deposits in the form of Government Securities and Obligations for an amount not less than 102% of their value. The Company does not record an asset or liability as the Company is not permitted to sell or repledge the associated collateral. The Company has a policy that the collateral has at least an “A” (or equivalent) credit rating. The Company utilizes a third-party custodian to manage the exchange of funds and ensure that collateral received is maintained at 102% of the value of the RRAs on a daily basis. RRAs with stated maturities of greater than three months from the date of purchase are classified as marketable securities. As of December 31, 2018 and 2019, cash and cash equivalents were $41,261 and $184,414, respectively.
Restricted cash consists primarily of customer deposits, employee withholding tax liability and employee benefits contributions not yet remitted. The Company has classified this asset as a short-term asset in order to match the expected period of restriction. As of December 31, 2018 and 2019, restricted cash was $240 and $590, respectively.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on management’s assessment of the collectability of its customer accounts. The Company regularly reviews the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness and current economic trends. If the financial condition of customers were to deteriorate, resulting in their inability to make required payments, additional provisions for doubtful accounts would be required and would increase bad debt expense. Management has evaluated the collectability of trade accounts receivable and determined that allowances of approximately $906 and $769 for uncollectible accounts and customer balances that are disputed were required as of December 31, 2018 and 2019, respectively. Refer to Note 4, “Financial Statement Components,” for a rollforward of the components of the allowance for doubtful accounts as of December 31, 2018 and 2019.
The Company includes unbilled receivables in its accounts receivable balance. Generally, these receivables represent services provided to customers, which will be billed in the next billing cycle. All amounts are considered collectible and billable. As of December 31, 2018 and 2019, unbilled receivables were $11,174 and $16,200, respectively.
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

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

With regard to customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As of December 31, 2018, one individual customer represented approximately 18% of the Company’s accounts receivable, net of allowance for doubtful accounts. As of December 31, 2019, no individual customer represented more than 10% of the Company’s accounts receivable, net of allowance for doubtful accounts.
For the years ended December 31, 2017, 2018 and 2019, no individual customer represented more than 10% of the Company’s total revenue.
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
Deferred Costs
The Company defers certain direct and incremental upfront costs related to the generation of a revenue stream or obtaining a new customer agreement. These costs include installment fees, activation and other telecommunication fees. The Company capitalizes these costs and amortizes them over the longer of the term of the customer contract or the estimated period of benefit, which is approximately three years.
Internal-Use Software Development Costs
Internal-use software includes software that has been acquired, internally developed, or modified exclusively to meet the Company’s needs. The Company capitalizes qualifying internal-use software development costs that are incurred during the application development stage. Capitalization of costs begins when two criteria are met: (i) the preliminary project stage is completed, and (ii) it is probable that the software will be completed and used for its intended function. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all significant testing. The Company also capitalizes costs related to specific upgrades and enhancements when the expenditures will result in additional functionality, and expenses costs incurred for maintenance and minor upgrades and enhancements. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred.
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
Debt Issuance Costs
The Company incurred debt issuance costs associated with obtaining and entering into credit agreements. These costs customarily include non-refundable structuring fees, commitment fees, up-front fees and syndication expenses. The Company has a policy to defer and amortize these costs based on the effective interest method over the term of the credit agreements.

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
The Company makes assumptions regarding estimated future cash flows, discount rates, long-term growth rates and market values to determine each reporting unit’s and indefinite-lived intangible asset’s estimated fair value. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge. As of December 31, 2018 and 2019, the Company has recorded goodwill of $6,867. No goodwill impairment charges were recorded for the years ended December 31, 2017, 2018 and 2019.
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
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs totaled $464, $953 and $1,528 for the years ended December 31, 2017, 2018 and 2019, respectively, which are included in sales and marketing expenses in the accompanying consolidated statements of operations.
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

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The Company has elected to estimate expected forfeitures, and, as such, the Company must also determine a forfeiture rate to calculate the stock-based compensation for awards. Through December 31, 2019, the Company recognized compensation for only the portion of options expected to vest using an estimated forfeiture rate that was derived from historical employee termination behavior. If any of the assumptions used in the Black-Scholes option pricing model change, stock-based compensation for future options may differ materially compared to that associated with previous grants.
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
Operating Segments
Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to make operating decisions, allocate resources and in assessing performance. The Company has two operating segments, CPaaS and Other, which are deemed to be reportable segments. The Company’s CODM is its Chief Executive Officer. The CODM evaluates the performance of the Company’s operating segments primarily based on revenue and gross profit. The Company does not analyze discrete segment balance sheet information related to long-term assets. All other financial information is evaluated on a consolidated basis.
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
Historically, the Company issued securities other than common stock that participated in dividends (“Participating Securities”), and therefore utilized the two-class method to calculate net income per share. These Participating Securities included the Series A redeemable convertible preferred stock. The two-class method requires a portion of net income to be allocated to the Participating Securities to determine the net income

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

attributable to common stockholders. Net income attributable to the common stockholders is equal to the net income less dividends paid on preferred stock with any remaining earnings allocated in accordance with the bylaws between the outstanding common and redeemable convertible preferred stock as of the end of each period. On November 9, 2017, the Participating Securities were converted into shares of Old Class A common stock, which converted to Class B common stock immediately prior to the IPO.
Foreign currency translation
The Company has foreign operations with non-USD functional currencies. The Euro and British Pound are the functional currencies for the Company’s international operations. Foreign exchange gains and losses, which result from the process of remeasuring foreign currency transactions into the appropriate functional currency, are included in other income, net in the Company’s consolidated statements of operations. The Company recorded $9 in related gains during the year ended December 31, 2019.
The impact of changes in foreign currency exchange rates resulting from the translation of foreign currency financial statements into U.S. dollars for financial reporting purposes is included in other comprehensive (loss) income, which is a separate component of stockholders’ equity. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average rates for the period.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses approximate fair value as of December 31, 2018 and December 31, 2019 because of the relatively short duration of these instruments. Marketable securities consist of U.S. treasury securities not otherwise classified as cash equivalents. All marketable securities are considered to be available-for-sale and are recorded at their estimated fair values. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive (loss) income.
The Company minimizes its credit risk associated with investments by investing primarily in investment grade, liquid securities. The Company policy is designed to preserve capital, maintain liquidity and minimize credit risk, and the policy limits exposure to any one issuer and also establishes minimum credit ratings of approved investments. Periodic evaluations of relative credit standing of those issuers are considered in the Company's investment strategy.
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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Comprehensive Income
Comprehensive income refers to net income and other revenue, expenses, gains and losses that, under generally accepted accounting principles, are recorded as an element of stockholders’ equity but are excluded from the calculation of net income.
For the year ended December 31, 2017, the Company’s operations did not give rise to any material items in comprehensive income, which were not already in net income. Accordingly, for that period, the Company’s comprehensive income is the same as its net income.
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842), which was further clarified in July 2018 by ASU 2018-10, Codification Improvements to Topic 842, Leases, ASU 2018-11, Leases-Targeted Improvements, and ASU 2019-01, Leases (Topic 842): Codification Improvements,. ASU 2018-10 provides narrow amendments to clarify how to apply certain aspects of the new lease standard. ASU 2018-11 addresses implementation issues related to the new lease standard. ASU 2019-01 clarifies how to apply certain aspects of the new lease standard. Under the new standard, lessees are required to recognize in the balance sheet the right-of-use (“ROU”) assets and lease liabilities that arise from operating leases. As a result of the Company no longer qualifying for emerging growth Company filing status based on its public float as of the most recent second fiscal quarter, the ASU was adopted as of December 31, 2019 with an effective date as of the beginning of the Company’s fiscal year, January 1, 2019. The standard was applied to the operating leases that existed on that date using the optional alternative method on a prospective basis. Prior year comparative financial information was not recast under the new standard and continues to be presented under ASC 840. The Company elected to utilize the package of practical expedients available for expired or existing contracts which allowed the Company to carryforward historical assessments of (a) whether contracts are or contain leases, (b) lease classification, and (c) initial direct costs. The Company also elected to apply the short-term lease exception for all leases. The Company did not elect the use of hindsight practical expedient in determining the lease term and assessing the likelihood that lease renewal, termination or purchase option will be exercised. Under the short-term lease exception, the Company will not recognize ROU assets or lease liabilities for leases that, at the acquisition date, have a remaining lease term of 12 months or less.
As a result of losing emerging growth status on June 30, 2019, the Company implemented this guidance for the year ended December 31, 2019. The Company recognized a $20,772 operating ROU asset and a $23,808 operating lease liability in its consolidated balance sheet as of January 1, 2019, with no material impact to its consolidated statements of operations.
The Company measured the lease liability at the present value of the future lease payments as of January 1, 2019. The Company used its incremental borrowing rate to discount the lease payments as of January 1, 2019. The Company derived the discount rate, adjusted for differences in the term and payment patterns, from the information available at the adoption date. The right-of-use asset is valued at the amount of the lease liability adjusted for the remaining December 31, 2018, balance of unamortized lease incentives, prepaid rent and deferred rent. The lease liability is subsequently measured at the present value of unpaid future lease payments as of the reporting date with a corresponding adjustment to the right-of-use asset. Absent a lease modification, the Company will continue to utilize the January 1, 2019, incremental borrowing rate.
The Company recognizes operating lease costs on a straight-line basis and presents these costs as operating expenses within the consolidated statements of operations. Within the consolidated statements of cash flows the Company presents the lease payments made on the operating leases within cash flows from operating activities and principal payments made on the finance leases as part of financing activities.
The financial results for the year ended December 31, 2019 are presented under the new standard, while the comparative periods presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

See Note 5, “Right-of-Use Asset and Lease Liabilities” for further information.
Recent Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 will be effective for the Company in interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. ASU 2018-13 is effective for the Company for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. An entity is permitted to early adopt either the entire standard or only the provisions that eliminate or modify requirements. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s financial statements.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment. The ASU requires impairment charges to be based on the first step in today’s two-step impairment test. ASU 2017-04 is effective for the Company in periods beginning after December 15, 2019. Management does not expect the adoption of this guidance to have a significant impact on the Company’s financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of Topic 326, Financial Instruments – Credit Losses. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies how to apply certain aspects of the new credit losses standard. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which amends certain effective dates for the new standard. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which clarifies how to apply certain aspects of the new credit losses standard. The accounting standard is effective for the Company for annual and interim periods beginning after December 15, 2019. The Company is evaluating the effect of adopting this accounting guidance, but does not expect adoption will have a material impact to its consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

3. Fair Value Measurements
The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period.
The following table summarizes the assets measured at fair value as of December 31, 2018 and 2019:

	Amortized cost or carrying value	Unrealized gains	Unrealized losses	Fair value measurements on a recurring basis December 31, 2018
				Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents:
Money market account	$8,194	$—	$—	$8,194	$—	$—	$8,194
U.S. Reverse repurchase agreements	26,000	—	—	—	26,000	—	26,000
Total included in cash and cash equivalents	34,194	—	—	8,194	26,000	—	34,194
Marketable securities:
U.S. treasury securities	17,402	—	(2)	17,400	—	—	17,400
Total marketable securities	17,402	—	(2)	17,400	—	—	17,400
Total financial assets	$51,596	$—	$(2)	$25,594	$26,000	$—	$51,594

	Fair value measurements on a recurring basis December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents:
Money market account	$25,000	$—	$—	$25,000
Time deposits	75,250		—	75,250
Total financial assets	$100,250	—	—	$100,250
The Company classifies its marketable securities as current assets as they are available for current operating needs. There were no marketable securities as of December 31, 2019.
The Company monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2018 and 2019.
The money market account is included in cash, cash equivalents and restricted cash in the consolidated balance sheets as of December 31, 2018 and 2019.
During the years ended December 31, 2017, 2018 and 2019 there were $0, $18,000 and $69,000 in maturities of marketable securities, respectively.
There were no sales of marketable securities for the years ended December 31, 2017 and 2018. Proceeds and gross realized gains from sales of marketable securities were $17,467 and $4, respectively, for the year ended

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

December 31, 2019. The cost of the securities sold was based on the specific identification method and the gross realized gain is recorded as other income, net, in the consolidated statements of operations.
Interest earned on marketable securities was $0, $77 and $6 for the years ended December 31, 2017, 2018 and 2019 respectively, and is recorded within interest (expense) income, net, in the accompanying consolidated statements of operations.

4. Financial Statement Components
Accounts receivable, net of allowance for doubtful accounts consist of the following:

	As of December 31,
	2018	2019
Trade accounts receivable	$13,620	$14,692
Unbilled accounts receivable	11,174	16,200
Allowance for doubtful accounts	(906)	(769)
Other accounts receivable	121	64
Total accounts receivable, net	$24,009	$30,187
Components of allowance for doubtful accounts are as follows:

	Year ended December 31,
	2018	2019
Allowance for doubtful accounts:
Balance, beginning of period	$(32,463)	$(906)
Charged to bad debt expense	(460)	(1,543)
Deductions (1)	1,138	1,680
Billings deemed not probable of collection (2)	(357)	—
Write-off of previously outstanding and fully reserved billings related to settlement	24,968	—
Revenue recognized from outstanding billings previously deemed uncollectible related to settlement	6,268	—
Balance, end of period	$(906)	$(769)

________________________
(1) Write off of uncollectible accounts after all collection efforts have been exhausted.
(2) Represents amounts billed in the period but where collectability is not probable based on customer's collection experience. Amounts were charged to a contra-revenue account.

On January 29, 2018, the Company and Verizon entered into a settlement agreement to resolve an ongoing dispute and litigation with Verizon, which is a CABS customer of the Company. The settlement agreement also resolved Verizon’s counter-claims against the Company. Pursuant to the settlement agreement, Verizon made a lump sum payment to the Company on February 8, 2018 of $4,400, which was recognized as revenue. Immediately following receipt of the $4,400 payment, the Company issued to Verizon credits with respect to other CABS amounts previously billed to Verizon and fully reserved of $24,968. The amount credited to Verizon comprised the majority of the allowance for CABS revenue as of December 31, 2017. The Company recognized as revenue $6,268, including the $4,400 payment made on February 8, 2018 and the other current outstanding Verizon CABS receivables which had been previously reserved as uncollectible, but for which collection was no longer in doubt as a result of the settlement. The settlement agreement also specifies certain terms for the Company’s CABS billings to Verizon prospectively.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2018	2019
Accrued expense	$8,292	$12,701
Accrued compensation and benefits	7,323	8,284
Accrued sales, use, and telecom related taxes	4,742	5,439
Deferred rent, current portion	298	—
Other accrued expenses	738	904
Total accrued expenses and other current liabilities	$21,393	$27,328

5. Right-of-Use Asset and Lease Liabilities
ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company determines if an arrangement is a lease at inception. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company did not have any finance leases as of December 31, 2019. As the Company’s leases do not generally provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company’s lease agreements do not contain any restrictive covenants, variable lease payments or residual value guarantees. All leases with an initial term of 12 months or less are not recorded on the balance sheet and are not material. The Company presents the operating leases in long-term assets and current and long-term liabilities in the accompanying consolidated balance sheet as of December 31, 2019.
The Company leases approximately 216,000 square feet of office space under operating lease agreements that expire at various dates beginning in 2022 and extend through 2025 in several locations within the United States including its headquarters, which is located in Raleigh, NC. The leases contain escalation clauses and various landlord concessions including tenant improvement allowances. On January 1, 2019, the Company entered into an amendment to an office building lease for the Company’s headquarters. The amendment provides an additional 30,114 square feet to the previous 87,605 square feet and extends the lease term to January 31, 2024. In addition, this amendment gives the Company the option to extend the lease for an additional five-year term. The amendment to the office building lease commenced in April 2019. On May 29, 2019, the Company further amended the lease to provide an additional 2,322 square feet for a total of 120,041 square feet of office space. This amendment commenced in June 2019.
On April 4, 2019, the Company entered into an amendment to an office building lease. The amendment provides an additional 5,286 square feet to the previous 4,122 square feet for a total of 9,408 square feet of office space and extends the lease term to September 30, 2024. In addition, this amendment gives the Company the option to extend the lease for an additional five-year term. The amendment to the office building lease commenced in July 2019.
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

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Future minimum sub-lease receipts required under the non-cancellable lease are as follows:

As of December 31, 2019
2020	$447
2021	457
2022	249
$1,153
As of December 31, 2019, the Company had six leased properties, with remaining lease terms of 2.58 years to 5.67 years, some of which include options to extend the leases for up to five years. None of the options to extend the leases are recognized in operating lease ROU assets or lease liabilities. None of the leases include options to terminate the lease.
The components of lease expense recorded in the consolidated statement of operations were as follows:

Year ended December 31, 2019
Operating lease cost	$5,548
Sublease income (1)	(643)
Total net lease cost	$4,905
________________________
(1) See Note 15, “Related Parties” to these consolidated financial statements for additional details on sublease income.

Supplemental balance sheet information related to leases was as follows:

Leases	Classification	As of December 31, 2019
Assets:
Operating lease assets	Operating right-of-use asset, net of accumulated amortization (1)	$21,031
Total leased assets		$21,031

Liabilities:
Current
Operating	Operating lease liability, current	$4,876
Non-current
Operating	Operating lease liability, non-current	19,868
Total lease liabilities		$24,744
________________________
(1) Operating lease assets are recorded net of accumulated amortization of $4,269 as of December 31, 2019.

Supplemental cash flow and other information related to leases was as follows:

Year ended December 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities:	$3,357
Weighted average remaining operating lease term (in years):	4.35
Weighted average operating lease discount rate:	4.98%

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Maturities of operating lease liabilities were as follows:

As of December 31, 2019
2020	$5,907
2021	6,587
2022	6,302
2023	5,926
2024	1,987
Thereafter	949
Total lease payments	27,658
Less: imputed interest	(2,894)
Less: accrued lease incentive	(20)
Total lease obligations	24,744
Less: current obligations	(4,876)
Long-term lease obligations	$19,868

Disclosures related to periods prior to adoption of the New Lease Standard
Rent expense was $3,327 and $4,331 in the years ended December 31, 2017 and 2018, respectively.
Future minimum lease payment obligations under non-cancelable operating and finance leases were as follows:

As of December 31, 2018
2019	$5,044
2020	5,180
2021	5,254
2022	3,438
2023	1,399
Thereafter	2,343
$22,658

In conjunction with the sub-lease under the Facilities Service Agreement with Republic, the Company recorded a reduction of rent expense of $949 and $1,005 for the years ended December 31, 2017 and 2018, respectively, which is included in general and administrative expenses in the consolidated statements of operations.
Future minimum sub-lease receipts required under the non-cancellable lease are as follows:

As of December 31, 2018
2019	$1,042
2020	1,065
2021	1,089
2022	594
$3,790

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

6. Property and Equipment
Property and equipment, net consisted of the following:

	As of December 31,
	2018	2019
Furniture and fixtures	$1,741	$2,373
Computer and office equipment	7,662	4,627
Telecommunications equipment	28,889	44,324
Leasehold improvements	2,438	5,263
Software	1,805	2,018
Internal-use software development	16,293	17,952
Automobile	10	10
Total cost	58,838	76,567
Less—accumulated depreciation	(33,702)	(34,913)
Total property and equipment, net	$25,136	$41,654
The Company capitalizes the costs to design software for internal use related to the development of its platform during the application development stage of the projects. The costs are primarily comprised of salaries and benefits of the projects’ engineers and product development teams. Internally developed software is reported at cost less accumulated amortization. Amortization begins once the project is substantially complete and ready for its intended use. The Company amortizes the asset on a straight-line basis over the useful life, which is estimated to be three years. Costs incurred prior to the application development stage, maintenance activities or minor upgrades are expensed in the period incurred. Unamortized software development costs were approximately $4,355 and $5,746 as of December 31, 2018 and 2019, respectively.
Amortization expense related to capitalized software development costs were $2,133, $1,482 and $2,024 for the years ended December 31, 2017, 2018 and 2019 respectively.
The Company recognized an impairment of $81, $158 and $275 during the years ended December 31, 2017, 2018 and 2019, respectively, related to capitalized software development costs that provided no future benefit and therefore were impaired. This expense is reflected within cost of revenue in the accompanying consolidated statements of operations.
The Company capitalized $2,942, $2,028 and $3,612 of software development costs in the years ended December 31, 2017, 2018 and 2019, respectively.
The Company recognized depreciation expense, which includes amortization of capitalized software development costs, as follows:

	Year ended December 31,
	2017	2018	2019
Cost of revenue	$4,315	$4,490	$6,583
Research and development	81	161	268
Sales and marketing	27	51	112
General and administrative	450	568	2,055
Total depreciation expense	$4,873	$5,270	$9,018

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

7. Intangible Assets
Intangible assets, net consisted of the following as of December 31, 2018:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Amortization Period
				(Years)
Customer relationships	$10,396	$(4,071)	$6,325	20
Other, definite lived	3,933	(3,933)	—	2 - 7
Licenses, indefinite lived	764	—	764	Indefinite
Total intangible assets, net	$15,093	$(8,004)	$7,089
        Intangible assets, net consisted of the following as of December 31, 2019:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Amortization Period
				(Years)
Customer relationships	$10,396	$(4,591)	$5,805	20
Other, definite lived	3,933	(3,933)	—	2 - 7
Licenses, indefinite lived	764	—	764	Indefinite
Total intangible assets, net	$15,093	$(8,524)	$6,569

Amortization expense for definite lived intangible assets was $839, $554 and $520 for the years ended December 31, 2017, 2018 and 2019, respectively. The remaining amortization period for definite lived intangible assets is 11 years.
Future estimated amortization expense for definite lived intangible assets is as follows:

As of December 31, 2019
2020	$520
2021	520
2022	520
2023	520
2024	520
Thereafter	3,205
$5,805
Costs associated with the acquisition and transfer of the CLEC perpetual licenses from other entities have been capitalized and have an indefinite life. The Company evaluates these indefinite lived intangible assets on an annual basis to assess if any impairment exists. The Company performed its annual assessment on December 31, 2018 and 2019 and concluded no impairment exists.

8. Debt
On March 1, 2019, the Company amended and restated its Credit and Security Agreement with KeyBank National Association (“KeyBank”). The agreement is for a $25,000 revolving loan, which includes a swing line of up to $1,000 and limits letters of credit commitments to a maximum of $2,500. The term of the amended and restated Credit and Security Agreement is three years and matures on March 1, 2022. Loans under the Credit Agreement will bear interest at the highest of (i) the bank’s prime rate, (ii) the federal funds effective rate plus 0.5

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

percent, and (iii) the London Interbank Offered Rate plus 1.00 percent. This agreement requires that a specified minimum liquidity amount must be maintained in cash and cash equivalents at all times and that the Company meet a minimum revenue clause on a quarterly basis.
In connection with amending its Credit and Security Agreement on March 1, 2019, the Company incurred $142 in debt issuance costs. Unamortized debt issuance costs from the original Credit and Security Agreement of $106 were recorded as interest expense. In addition, the Company incurred and capitalized $25 of periodic loan fees. As of December 31, 2018, unamortized debt issuance costs, which were included in prepaid expenses and other current assets in the accompanying consolidated balance sheets, were $136. As of December 31, 2019 the outstanding debt issuance costs are $125, of which $70 are included in prepaid expenses and other current assets and $55 are included in other long-term assets.
On June 4, 2019, KeyBank and Pacific Western Bank entered into an Assignment and Acceptance Agreement, whereby KeyBank, as the Assignor, sold and assigned $10,000 of the Company's Revolving Credit Commitment to Pacific Western Bank, the Assignee. KeyBank retains $15,000 of the Revolving Credit Commitment.
As of December 31, 2018 and December 31, 2019, the Company had $0 outstanding on the revolving loan and was in compliance with all financial and non-financial covenants for all periods presented. The available borrowing capacity under the revolving loan was $25,000 as of December 31, 2019.

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

	Year ended December 31,
	2017	2018	2019
CPaaS
Revenue	$131,572	$164,415	$197,944
Cost of revenue	75,859	94,296	110,343
Gross profit	$55,713	$70,119	$87,601
Other
Revenue	$31,383	$39,698	$34,650
Cost of revenue	13,403	13,849	14,616
Gross profit	$17,980	$25,849	$20,034
Consolidated
Revenue	$162,955	$204,113	$232,594
Cost of revenue	89,262	108,145	124,959
Gross profit	$73,693	$95,968	$107,635

The Company's long-lived assets were primarily held in the United States as of December 31, 2018 and December 31, 2019. As of December 31, 2018 and December 31, 2019, long-lived assets held outside of the United States were $0 and $2,924, respectively.
The Company generates its revenue primarily in the United States. Revenue by geographic area is detailed in the table below (which is determined based on the customer billing address):

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

	Year ended December 31,
	2017	2018	2019
CPaaS
United States	$131,263	$164,135	$192,506
International	309	280	5,438
Total	$131,572	$164,415	$197,944

Other
United States	$31,130	$39,432	$33,664
International	253	266	986
Total	$31,383	$39,698	$34,650

10. Stockholders’ Equity
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
Preferred Stock
On November 9, 2017, the Company filed its second amended and restated certificate of incorporation and authorized 10,000,000 shares of undesignated preferred stock, par value $0.001, of which no shares were issued and outstanding as of December 31, 2018 and 2019.
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
Subsequent to the effectiveness of the Company’s second amended and restated certificate of incorporation, the Company’s common stock consists of 120,000,000 authorized shares, par value $0.001 per share, of which the authorized Class A common stock consists of 100,000,000 shares and the authorized Class B common stock consists of 20,000,000 shares as of December 31, 2018 and 2019.
As of December 31, 2018 and 2019, there were 12,912,747 and 18,584,478 shares, respectively, of Class A common stock issued and outstanding at $0.001 par value per share.
As of December 31, 2018 and 2019, there were 6,510,732 and 4,927,401 shares, respectively, of Class B common stock issued and outstanding at $0.001 par value per share.
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
Dividends
Any dividends or distributions paid or payable to the holders of shares of Class A common stock and Class B common stock shall be paid pro-rata, on an equal priority. During the years ended December 31, 2017, 2018 and 2019, no dividends were declared.
Dividend payments are subject to a restriction by the Company’s Credit and Security Agreement prohibiting the Company to pay any dividends or any other distribution or payment on account of or in redemption, retirement or purchase of any capital stock through the term of the agreement.
Reserved Shares
The Company had reserved shares of Class A common stock for issuance under stock-based award agreements as follows:

	As of December 31,
	2018	2019
Stock options issued and outstanding	1,937,370	853,399
Nonvested restricted stock units issued and outstanding	324,252	392,351
Stock-based awards available for grant under the 2017 Plan	896,760	1,310,354
	3,158,382	2,556,104

11. Stock Based Compensation
2010 Stock Option Plan

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

As of July 26, 2010, the Company adopted the 2010 Equity Compensation Plan (the “2010 Plan”). On August 24, 2017, the 2010 Plan was amended to provide for a total of 3,466,275 shares of common stock reserved for issuance under the 2010 Plan.

Eligible plan participants include employees, directors and consultants. The 2010 Plan permits the granting of incentive stock options and non-qualified stock options.

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

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Stock Options

The following summarizes the stock option activity for the periods presented:

	Number of options outstanding	Weighted- average exercise price (per share)	Weighted- average remaining contract life (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2018	1,937,370	$7.41	4.00	$64,596
Granted	—	—
Exercised	(1,075,482)	6.84		57,159
Forfeited or cancelled	(8,489)	12.36
Outstanding as of December 31, 2019	853,399	$8.07	3.41	$47,770

Options vested and exercisable at December 31, 2019	752,402	$7.27	2.88	$42,722
Options vested and expected to vest as of December 31, 2019	851,389	$8.06	3.40	$47,672
Aggregate intrinsic value is computed based on the difference between the option exercise price and the fair value of the Company’s common stock as of December 31, 2019 based on the Company’s Class A common stock price as reported on the NASDAQ Global Select Market.
The weighted average grant-date fair value of stock options granted was $7.72 and $11.10 for the years ended December 31, 2017 and 2018, respectively. No options were granted for the year ended December 31, 2019.
The total estimated grant date fair value of options vested was $1,299, $979 and $729 for the years ended December 31, 2017, 2018 and 2019, respectively.
As of December 31, 2019, total unrecognized compensation cost related to all non-vested stock options was $519, which will be amortized over a weighted-average period of 1.42 years.
Restricted Stock Units
The following summarizes the restricted stock unit activity for the periods presented:

	Number of awards outstanding	Weighted-average grant date fair value (per share)
Nonvested RSUs as of December 31, 2018	324,252	$26.95
Granted	241,376	44.76
Vested	(163,944)	32.79
Forfeited or cancelled	(9,333)	37.60
Nonvested RSUs as of December 31, 2019	392,351	$35.22
As of December 31, 2019, total unrecognized compensation cost related to non-vested RSUs was $11,252, which will be amortized over a weighted-average period of 2.76 years.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Stock-Based Compensation Expense
The Company recognized total stock-based compensation expense as follows:

	Year ended December 31,
	2017	2018	2019
Cost of revenue	$80	$114	$211
Research and development	155	555	1,461
Sales and marketing	172	511	1,199
General and administrative (1) (2)	1,396	2,159	3,755
Total	$1,803	$3,339	$6,626
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

12. Commitments and Contingencies
Operating Leases
The Company leases office space under operating lease agreements that expire over the next 5.67 years. See Note 5, “Right-of-Use Asset and Lease Liabilities” to the consolidated financial statements for additional details on the Company's operating lease commitments.
Contractual Obligations
On October 25, 2015, the Company entered into an agreement with a telecommunications service provider. The service agreement requires the Company to pay a monthly recurring charge beginning on January 1, 2016 associated with the services received. The service agreement is non-cancellable and contains annual minimum commitments of $1,200, to be fulfilled over five years or for as long as the Company continues to receive services from this vendor. In addition, as of December 31, 2019 the Company has $8,565 in other non-cancellable purchase obligations, consisting of primarily network equipment maintenance and software license contracts, of which $4,915 will be fulfilled within a year.
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

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

13. Employee Benefit Plan
The Company sponsors a defined contribution 401(k) plan which allows eligible employees to defer a portion of their compensation. The Company, at its discretion, may make matching contributions. The Company made matching contributions of $806, $1,117 and $1,731 for the years ended December 31, 2017, 2018 and 2019, respectively.

14. Income Taxes
The following table presents domestic and foreign components of income (loss) before income taxes for the tax years ended December 31, 2017, 2018 and 2019:

	Year ended December 31,
	2017	2018	2019
United States	$12,889	$7,053	$(15,229)
International	—	—	5
Income (loss) before income taxes	$12,889	$7,053	$(15,224)

(Provision) benefit for income taxes from operations consists of the following:

	Year ended December 31,
	2017	2018	2019
Current:
Federal	$(448)	$162	$81
State	(302)	(125)	132
Foreign	—	—	3
Total	(750)	37	216
Deferred:
Federal	(5,983)	8,945	15,205
State	(185)	1,888	2,297
Total	(6,168)	10,833	17,502
Income tax (provision) benefit	$(6,918)	$10,870	$17,718

The following table presents a reconciliation of the statutory federal tax rate and the Company’s effective tax rate for the years ended December 31, 2017, 2018 and 2019:

	Year ended December 31,
	2017	2018	2019
Federal Tax Rate	34.0%	21.0%	21.0%
State Tax Rate	4.7	6.3	3.1
Non-deductible expenses	1.2	1.7	(1.6)
Research credit	(1.5)	(13.6)	7.2
Stock-based compensation	0.1	(168.0)	88.6
Deferred tax rate change	16.1	(0.7)	(0.3)
Other	(0.9)	(0.8)	(1.6)
Total	53.7%	(154.1)%	116.4%

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The following table presents the significant components of the Company’s net deferred tax assets:

	As of December 31,
	2018	2019
Deferred tax assets:
Allowance for doubtful accounts	$57	$97
Accrued liabilities	2,755	2,083
Operating lease liabilities	—	6,335
Deferred revenue	734	1,682
Intangibles	85	—
Stock-based compensation - deferred tax asset	3,486	2,109
Tax credits	2,690	3,710
Net operating losses	11,359	30,835
Other deferred tax assets	61	90
Net deferred tax assets	21,227	46,941
Deferred tax liabilities:
Property and equipment	2,993	5,793
Goodwill	729	855
Intangibles	—	41
Operating lease assets	—	5,295
Other liability	146	96
Total deferred tax liabilities	3,868	12,080
Net deferred tax asset	$17,359	$34,861

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company primarily considered the historic performance of Bandwidth, the nature of the Company’s deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. Based on an analysis of these factors, the Company determined that in 2019 no valuation allowance against deferred tax assets was required.
As of December 31, 2019, the Company had approximately $125,367 in federal net operating loss carryforwards and $5,078 in federal tax credits. All federal net operating loss carryforwards were generated after the enactment of the Tax Cuts and Jobs Act (the “Act”) and as such do not expire, but can only be utilized to offset up to 80% of taxable income in any given year. The federal tax credits start to expire at various dates beginning in 2032.
As of December 31, 2019, the Company had approximately $79,890 in state net operating loss carryforwards. If not utilized, some state net operating loss carryforwards will expire at various dates beginning in 2023.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year ended December 31,
	2018	2019
Unrecognized tax benefits—January 1,	$731	$1,046
Gross increases—tax positions in prior period	56	—
Gross decreases—tax positions in prior period	—	(15)
Gross increases—tax positions in current period	287	367
Lapse of statute of limitations	(28)	—
Unrecognized tax benefits—December 31,	$1,046	$1,398

If the $1,398 of unrecognized tax benefit is recognized, it would impact the effective tax rate.
The Company has not incurred any material tax interest or penalties with respect to income taxes in the years ended December 31, 2017, 2018 and 2019.
The Company expects no material changes in the twelve months following December 31, 2019 in its uncertain tax positions.
The Company files U.S. federal income tax returns as well as income tax returns in many U.S. states. The tax years 2014 - 2018 remain open to examination by the major jurisdictions in which the Company is subject to tax due to the carryforward of net operating losses.

15. Related Parties
On April 20, 2015, the Company created a wholly owned subsidiary, Republic, which was incorporated in Delaware. On November 30, 2016, the Company completed a pro-rata distribution of the common stock of Republic to its stockholders of record as of the close of business. Each of its stockholders received one share of Republic common stock for each share of Bandwidth common or redeemable convertible preferred stock held as of the close of business on November 30, 2016.
In addition, the Company distributed $30,000 in cash to Republic in connection with the Spin-Off. Accordingly, the net assets distributed to the stockholders in connection with the Spin-Off was $28,899. Bandwidth has not otherwise provided nor does it intend to provide financial support to Republic.
Given the nature of the Spin-Off transaction, the equity holders of Bandwidth are comprised of substantially the same individuals and entities that are the equity owners of Republic. The Company determined the equity owners of Republic are related parties of Bandwidth. As described below, the Company has certain involvement with Republic via ongoing services arrangements, with these ongoing services arrangements creating a variable interest in Republic. The Company assessed the relationship with Republic under guidance for variable interest entities, and because investors in Republic have disproportionate voting rights, the Company concluded that Republic is a VIE.
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

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The Company’s maximum exposure to loss relating to this variable interest entity is limited to amounts due under the service agreements between Bandwidth and Republic as described further below.
The Company believes that for US Federal income tax purposes, the Spin-Off qualifies as tax-free for Republic, Bandwidth and its stockholders. The Company entered into a tax sharing agreement with Republic that governs rights and obligations after the Spin-Off regarding income taxes and other taxes, including tax liabilities and benefits, attributes, returns and contests.
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
The Transition Services Agreement specified certain services to be provided by the Company for a period of up to two years from the Spin-Off, which ended in November 2018. These services included insurance administration, billing and collections, and other technical support as well as legal services related to intellectual property. The Company was compensated by Republic for these services based on costs incurred by the Company. The Company received net compensation under the Transition Services Agreement of $575 and $80 for the years ended December 31, 2017 and 2018, respectively, which is included in general and administrative expenses in the consolidated statements of operations. No amounts were due to the Company under the Transition Services Agreement as of December 31, 2018.
The Facilities Sharing Agreement specifies that the Company will sublet office space to Republic for at least 63 months. The Company recorded a reduction of rent expense under the Facilities Sharing Agreement of $949, $1,005 and $643 for the years ended December 31, 2017, 2018 and 2019, respectively, which is included in general and administrative expenses in the consolidated statements of operations. No amounts were due to the Company under the Facilities Sharing Agreement as of December 31, 2018 and 2019.
The Tax Sharing Agreement governs rights and obligations after the Spin-Off regarding income taxes and other taxes, including tax liabilities and benefits, attributes, returns and contests. There were no amounts outstanding or payable under this agreement as of December 31, 2018 and 2019.
The Master Services Agreement specifies certain wholesale telecommunications services to be provided by the Company. The agreement is cancellable at any time by either party. The Company provided telecommunication services to Republic of $2,451, $3,884 and $2,602 for the years ended December 31, 2017, 2018 and 2019, respectively. The Company recognized such amounts as revenue in the accompanying consolidated statements of operations. As of December 31, 2018 and 2019, the Company had a receivable of $327 and $161, respectively, under the Master Services Agreement.
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
Subsequent to the expiration of the 180-day IPO blackout window on May 9, 2018, Republic employees that held Bandwidth stock options began exercising their options. Upon exercise, Bandwidth withholds the employee tax amounts due from the proceeds. Bandwidth had collected on behalf of, and remitted withholding tax

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

to, Republic of $0, $9,213 and $1,781 for the years ended December 31, 2017, 2018 and 2019 respectively. There were no amounts outstanding or payable as of December 31, 2018 and 2019.
On September 30, 2019, the Company entered into a services agreement with Republic. Pursuant to the terms of the new agreement, Republic receives services performed by the Company’s legal department, effective September 30, 2019. The Company is compensated by Republic for these services based on costs incurred by the Company. The Company received net compensation under this agreement of $31 for the year ended December 31, 2019, which is included in general and administrative expenses in the consolidated statements of operations. As of December 31, 2019, the Company had a receivable of $10 under this agreement.

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
Subsequent to the IPO in November 2017, the Company no longer had outstanding securities other than common stock, which required holders’ participation in dividends and earnings; therefore, the Company was no longer required to calculate EPS under the two-class method. Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by giving effect to all potential shares of common stock, including stock options, stock related to unvested restricted stock awards, and outstanding warrants to the extent dilutive.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The components of basic and diluted income per share are as follows:

	Year ended December 31,
	2017	2018	2019
Earnings per share
Net income	$5,971	$17,923	$2,494
Less: net income allocated to participating securities	644	—	—
Net income attributable to common stockholders	$5,327	$17,923	$2,494
Net income per share:
Basic	$0.42	$0.96	$0.11
Diluted	$0.37	$0.85	$0.10
Weighted Average Number of Common Shares Outstanding
Basic	12,590,221	18,573,067	22,640,461
Dilutive effect of stock options, restricted stock units, and warrants	1,952,949	2,567,315	1,283,316
Diluted	14,543,170	21,140,382	23,923,777
The following common share equivalents have been excluded from the calculation of weighted-average common shares outstanding, because the effect is anti-dilutive for the periods presented:

	Year ended December 31,
	2017	2018	2019
Anti-dilutive disclosure
Series A redeemable convertible preferred stock outstanding	1,522,123	—	—
Stock options issued and outstanding	50,604	—	—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2020 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2019.

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

Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2020 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2020 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2019.

Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2020 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2019.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2020 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2019.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:
1.Financial Statements
See Index to Financial Statements at Item 8 herein.
2.Financial Statement Schedules
Schedules not listed above have been omitted because they are not required, not applicable, or the required information is otherwise included.
3.Exhibits

Exhibit Index

Exhibit number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
2.1	Reorganization Agreement, dated as of November 30, 2016, by and between Bandwidth.com, Inc. and Republic Wireless, Inc.	S-1	333-220945	2.1	10/13/2017
3.1	Second Amended and Restated Certificate of Incorporation.	10-Q	001-38285	3.1	12/14/2017
3.2	Second Amended and Restated Bylaws.	10-Q	001-38285	3.2	12/14/2017
4.1	Investors’ Rights Agreement.	S-1	333-220945	4.2	10/13/2017
4.2	Form of Buy-Sell Agreement.	S-1	333-220945	4.3	10/13/2017
4.3	Description of Registrant’s Securities.				Filed herewith
10.1	Form of Indemnification Agreement between Bandwidth Inc. and each of its Executive Officers and Directors.	S-1A	333-220945	10.2	10/30/2017
10.2	2001 Stock Option Plan and forms of awards thereunder.	S-1	333-220945	10.3	10/13/2017
10.3	2010 Equity Compensation Plan and forms of awards thereunder.	S-1	333-220945	10.4	10/13/2017
10.4	Employment Agreement, dated as of October 1, 2008, by and between Bandwidth.com, Inc. and John Murdock.	S-1	333-220945	10.5	10/13/2017
10.5	Employment Agreement, dated as of May 3, 2010, by and between Bandwidth.com, Inc. and W. Christopher Matton.	S-1	333-220945	10.6	10/13/2017
10.6	Employment Agreement, dated as of September 16, 2011, by and between Bandwidth.com, Inc. and Jeff Hoffman.	S-1	333-220945	10.7	10/13/2017
10.7	Employment Agreement, dated as of January 1, 2015, as amended on March 9, 2017, by and between Bandwidth.com, Inc. and David A. Morken.	S-1	333-220945	10.8	10/13/2017
10.8	Office Lease, by and between Venture Center LLC and Bandwidth.com, Inc., dated January 22, 2013, as amended to date.	S-1	333-220945	10.11	10/13/2017
10.9	Sublease, by and between Allied Telesis Capital Corporation and Bandwidth.com, Inc., dated December 1, 2015.	S-1	333-220945	10.12	10/13/2017
10.10	Facilities Sharing Agreement, by and between Bandwidth.com, Inc. and Republic Wireless, Inc., dated November 30, 2016.	S-1	333-220945	10.13	10/13/2017
10.11	Transition Services Agreement, by and between Bandwidth.com, Inc. and Republic Wireless, Inc., dated November 30, 2016.	S-1	333-220945	10.14	10/13/2017
10.12	Transition Services Agreement, by and between Republic Wireless, Inc. and Bandwidth.com, Inc., dated November 30, 2016.	S-1	333-220945	10.15	10/13/2017
10.13	Tax Sharing Agreement, by and between Bandwidth.com, Inc. and Republic Wireless, Inc., dated November 30, 2016.	S-1	333-220945	10.16	10/13/2017
10.14	Employee Matters Agreement, by and between Bandwidth.com, Inc. and Republic Wireless, Inc., dated November 30, 2016.	S-1	333-220945	10.17	10/13/2017
10.15	Master Services Agreement, by and between Bandwidth.com, Inc. and Republic Wireless, Inc., dated November 30, 2016.	S-1	333-220945	10.18	10/13/2017
10.16	Master Service Agreement, by and between Level 3 Communications, LLC and Bandwidth.com, Inc, dated March 14, 2008, as amended to date.	S-1	333-220945	10.19	10/13/2017
10.17	Form of Conversion Lock-up Agreement between Bandwidth Inc. and the Key Holders.	S-1A	333-220945	10.20	10/30/2017

10.18	2017 Incentive Award Plan, and forms of award agreements thereunder.	S-1A	333-220945	10.21	10/30/2017
10.19	Office Lease, by and between Keystone-Centennial II, LLC and Bandwidth.com, Inc., dated January 12, 2018.	10-K	001-38285	10.22	2/26/2018
10.20	Office Lease, by and between WP Propco III, LLC and Bandwidth Inc., dated January 1, 2019, Venture III amendment.	10-K	001-38285	10.23	2/15/2019
10.21	Office Lease, by and between WP Propco III, LLC and Bandwidth Inc., dated January 1, 2019, Venture I amendment.	10-K	001-38285	10.24	2/15/2019
10.22	Credit and Security Agreement, dated as of November 4, 2016 as amended and restated as of March 1, 2019, among Bandwidth Inc., KeyBank National Association, and KeyBanc Capital Markets Inc.	8-K	001-38285	10.1	3/04/2019
10.23	Employment Agreement, dated April 10, 2019, between the Company and Jeffrey A. Hoffman.	8-K	001-38285	10.1	4/12/2019
10.24	Amended Facilities Sharing Agreement, by and between Bandwidth.com, Inc. and Republic Wireless, Inc., dated May 29, 2019.	8-K	001-38285	10.1	6/3/2019
10.25	Bill of Sale, dated May 29, 2019.	8-K	001-38285	10.2	6/3/2019
10.26	Assignment and Acceptance Agreement, between KeyBank National Association and Pacific Western Bank, dated June 4, 2019.	10-Q	001-38285	10.4	8/2/2019
10.27	Revenue Commitment Schedule, by and between Bandwidth Inc. and Republic Wireless, Inc., dated July 1, 2019.	10-Q	001-38285	10.5	8/2/2019
10.28	Services Agreement, by and between Bandwidth Inc. and Republic Wireless, Inc. dated September 30, 2019.	10-Q	001-38285	10.1	11/7/2019
10.29	Employment Agreement, dated as of December 6, 2019, by and between Bandwidth.com, Inc. and W. Christopher Matton.				Filed herewith
10.30	Employment Agreement, dated as of December 6, 2019, by and between Bandwidth.com, Inc. and Rebecca Bottorff.				Filed herewith
10.31	Employment Agreement, dated as of December 6, 2019, by and between Bandwidth.com, Inc. and Noreen Allen.				Filed herewith
21.1	List of subsidiaries of Bandwidth Inc.				Filed herewith
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.				Filed herewith
31.1	Certificate of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
101.INS	XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.				Filed herewith
101.SCH	XBRL Taxonomy Schema Document.				Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
*The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BANDWIDTH INC.

Date:	February 21, 2020	By:	/s/ David A. Morken
David A. Morken
Chief Executive Officer
(Principal Executive Officer)

Date:	February 21, 2020	By:	/s/ Jeffrey A. Hoffman
Jeffrey A. Hoffman
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date:	February 21, 2020	By:	/s/ John C. Murdock
John C. Murdock
Director

Date:	February 21, 2020	By:	/s/ Brian D. Bailey
Brian D. Bailey
Director

Date:	February 21, 2020	By:	/s/ Lukas M. Roush
Lukas M. Roush
Director

Date:	February 21, 2020	By:	/s/ Douglas A. Suriano
Douglas A. Suriano
Director