Form 10-Q
period 2020-03-31
Bandwidth Inc.
filed 2020-05-04
CIK 1514416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of April 30, 2020, 19,432,593 shares of the registrant’s Class A common stock and 4,427,151 shares of registrant’s Class B common stock were outstanding, respectively.

BANDWIDTH INC.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Forward-looking statements generally can be identified by the words “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “estimate,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations strategy, plans or intentions. Forward looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
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
•our ability to comply with modified or new industry standards, laws and regulations applicable to our products, services and business, including the General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act of 2018 and other privacy regulations that may be implemented in the future, and Secure Telephone Identity Revisited (“STIR”) and Signature-based Handling of Asserted Information Using toKENs (“SHAKEN”) (together, “STIR/SHAKEN”) and other robocalling prevention and anti-spam standards and increased costs associated with such compliance;

•our customers’ violation of our policies or other misuse of our platform;
•our ability to maintain, protect and enhance our intellectual property;
•our expectations regarding litigation and other pending or potential disputes;
•our ability to service the interest on our Convertible Notes (as defined herein) and repay such Convertible Notes, to the extent required;
•our expectations about the impact of public health epidemics, such as COVID-19 (coronavirus), or natural disasters on our business, results of operations and financial condition; and
•our ability to successfully integrate and benefit from any future strategic acquisitions or investments.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BANDWIDTH INC.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	As of December 31,	As of March 31,
	2019	2020
Assets
Current assets:
Cash and cash equivalents	$184,414	$491,982
Restricted cash	590	25,878
Accounts receivable, net of allowance for doubtful accounts	30,187	37,072
Prepaid expenses and other current assets	9,260	10,149
Deferred costs	2,498	1,792
Total current assets	226,949	566,873
Property and equipment, net	41,654	43,905
Operating right-of-use asset	21,031	19,873
Intangible assets, net	6,569	6,439
Deferred costs, non-current	1,952	3,054
Other long-term assets	1,533	1,626
Goodwill	6,867	6,867
Deferred tax asset, net	34,861	16,639
Total assets	$341,416	$665,276
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,190	$5,325
Accrued expenses and other current liabilities	27,328	23,781
Current portion of deferred revenue	5,177	5,046
Advanced billings	4,167	4,851
Operating lease liability, current	4,876	4,973
Total current liabilities	45,738	43,976
Operating lease liability, net of current portion	19,868	18,486
Deferred revenue, net of current portion	5,720	6,272
Convertible senior notes	—	268,383
Total liabilities	71,326	337,117
Stockholders’ equity:
Class A and Class B common stock	24	23
Additional paid-in capital	275,553	334,777
Accumulated deficit	(5,528)	(6,586)
Accumulated other comprehensive income (loss)	41	(55)
Total stockholders’ equity	270,090	328,159
Total liabilities and stockholders’ equity	$341,416	$665,276
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31,
	2019	2020

Revenue	$53,321	$68,518
Cost of revenue	28,766	36,359
Gross profit	24,555	32,159
Operating expenses:
Research and development	7,717	9,530
Sales and marketing	8,349	9,417
General and administrative	14,333	16,096
Total operating expenses	30,399	35,043
Operating loss	(5,844)	(2,884)
Other income (expense), net	201	(906)
Loss before income taxes	(5,643)	(3,790)
Income tax benefit	7,635	2,732
Net income (loss)	$1,992	$(1,058)

Net income (loss) per share
Basic	$0.10	$(0.04)
Diluted	$0.09	$(0.04)

Weighted average number of common shares outstanding:
Basic	20,498,104	23,563,569
Diluted	21,975,944	23,563,569
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three months ended March 31,
	2019	2020
Net income (loss)	$1,992	$(1,058)
Other comprehensive income (loss)
Unrealized gain on marketable securities, net of income taxes	8	—
Foreign currency translation, net of income taxes	—	(96)
Other comprehensive income (loss)	8	(96)
Total comprehensive income (loss)	$2,000	$(1,154)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents of Contents

BANDWIDTH INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Class A voting common stock		Class B voting common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	12,912,747	$13	6,510,732	$6	$116,600	$(1)	$(7,848)	$108,770
Issuance of common stock in connection with follow on public offering, net of underwriting discounts	2,875,000	3	—	—	147,388	—	—	147,391
Costs in connection with public offering	—	—	—	—	(785)	—	—	(785)
Exercises of vested stock options	589,510	1	—	—	3,934	—	—	3,935
Vesting of restricted stock units	105,367	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(16,585)	—	—	—	(938)	—	—	(938)
Conversion of Class B voting common stock to Class A voting common stock	57,230	—	(57,230)	—	—	—	—	—
Adjustment to opening retained earnings due to adoption of ASC 606	—	—	—	—	—	—	(174)	(174)
Unrealized gain on marketable securities	—	—	—	—	—	8	—	8
Stock based compensation	—	—	—	—	1,676	—	—	1,676
Net income	—	—	—	—	—	—	1,992	1,992
Balance at March 31, 2019	16,523,269	17	6,453,502	6	267,875	7	(6,030)	261,875
Costs in connection with public offering	—	—	—	—	(49)	—	—	(49)
Exercises of vested stock options	366,405	—	—	—	2,446	—	—	2,446
Vesting of restricted stock units	20,003	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(3,665)	—	—	—	(274)	—	—	(274)
Conversion of Class B voting common stock to Class A voting common stock	826,441	1	(826,441)	(1)	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	—	13	—	13
Foreign currency translation	—	—	—	—	—	12	—	12
Stock based compensation	—	—	—	—	1,630	—	—	1,630
Net income	—	—	—	—	—	—	3,472	3,472
Balance at June 30, 2019	17,732,453	18	5,627,061	5	271,628	32	(2,558)	269,125
Exercises of vested stock options	108,361	—	—	—	868	—	—	868
Vesting of restricted stock units	19,064	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(2,762)	—	—	—	(180)	—	—	(180)
Conversion of Class B voting common stock to Class A voting common stock	449,660	—	(449,660)	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	(21)	—	(21)
Foreign currency translation	—	—	—	—	—	(46)	—	(46)
Stock based compensation	—	—	—	—	1,654	—	—	1,654
Net loss	—	—	—	—	—	—	(1,014)	(1,014)
Balance at September 30, 2019	18,306,776	18	5,177,401	5	273,970	(35)	(3,572)	270,386

Table of Contents of Contents

BANDWIDTH INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

Exercises of vested stock options	11,206	—	—	—	108	—	—	108
Vesting of restricted stock units	19,510	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(3,014)	—	—	—	(191)	—	—	(191)
Conversion of Class B voting common stock to Class A voting common stock	250,000	1	(250,000)	—	—	—	—	1
Unrealized gain on marketable securities	—	—	—	—	—	1	—	1
Foreign currency translation	—	—	—	—	—	75	—	75
Stock based compensation	—	—	—	—	1,666			1,666
Net loss	—	—	—	—	—	—	(1,956)	(1,956)
Balance at December 31, 2019	18,584,478	19	4,927,401	5	275,553	41	(5,528)	270,090
Issuance of debt conversion option	—	—	—	—	104,553	—	—	104,553
Debt conversion option issuance costs, net of tax	—	—	—	—	(3,731)	—	—	(3,731)
Capped call option purchase price	—	—	—	—	(43,320)	—	—	(43,320)
Exercises of vested stock options	32,059	—	—	—	244	—	—	244
Vesting of restricted stock units	103,824	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(14,411)	—	—	—	(1,021)	—	—	(1,021)
Conversion of Class B voting common stock to Class A voting common stock	500,250	—	(500,250)	(1)	—	—	—	(1)
Foreign currency translation	—	—	—	—	—	(96)	—	(96)
Stock based compensation	—	—	—	—	2,499	—	—	2,499
Net loss	—	—	—	—	—	—	(1,058)	(1,058)
Balance at March 31, 2020	19,206,200	$19	4,427,151	$4	$334,777	$(55)	$(6,586)	$328,159
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2019	2020
Cash flows from operating activities
Net income (loss)	$1,992	$(1,058)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	2,209	3,298
Right-of-use asset amortization	919	1,158
Accretion of bond discount	(119)	—
Amortization of debt discount and issuance costs	122	1,753
Stock-based compensation	1,676	2,499
Deferred taxes	(7,664)	(2,337)
Loss on disposal of property and equipment	296	233
Changes in operating assets and liabilities:
Accounts receivable	(3,889)	(6,899)
Prepaid expenses and other assets	(1,552)	(991)
Deferred costs	604	(396)
Accounts payable	(435)	304
Accrued expenses and other liabilities	(1,729)	(4,991)
Deferred revenue and advanced billings	(527)	1,105
Operating right-of-use liability	(938)	(1,285)
Net cash used in operating activities	(9,035)	(7,607)
Cash flows from investing activities
Purchase of property and equipment	(1,239)	(3,638)
Capitalized software development costs	(595)	(790)
Purchase of marketable securities	(50,990)	—
Proceeds from sales and maturities of marketable securities	9,000	—
Net cash used in investing activities	(43,824)	(4,428)
Cash flows from financing activities
Proceeds from the follow-on public offering, net of underwriting discounts	147,391	—
Payment of costs related to the follow-on public offering	(159)	—
Proceeds from issuance of convertible senior notes	—	400,000
Payment of debt issuance costs	(125)	(11,048)
Purchase of capped call	—	(43,320)
Proceeds from exercises of stock options	3,935	244
Value of equity awards withheld for tax liabilities	(589)	(960)
Net cash provided by financing activities	150,453	344,916
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(25)

BANDWIDTH INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Net increase in cash, cash equivalents, and restricted cash	97,594	332,856
Cash, cash equivalents, and restricted cash, beginning of period	41,501	185,004
Cash, cash equivalents, and restricted cash, end of period	$139,095	$517,860

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$33	$—
Cash paid (refunded) for taxes	$114	$(229)

Supplemental disclosure of noncash investing and financing activities
Purchase of property and equipment, accrued but not paid	$1,768	$2,595
Costs related to the follow-on public offering, accrued but not paid	$549	$—
Equity awards withheld for tax liabilities, accrued but not paid	$349	$238
Payment of debt issuance costs, accrued but unpaid	$—	$875
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K filed with the SEC on February 21, 2020.
The condensed consolidated balance sheet as of December 31, 2019, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures, including certain notes required by GAAP on an annual reporting basis.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive income (loss) and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2020 or any future period.
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

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Use of Estimates
The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the amounts reported in these financial statements and accompanying notes. These estimates in the condensed consolidated financial statements include, but are not limited to, allowance for doubtful accounts, reserve for sales credits, recoverability of long lived and intangible assets, discount rates used in the valuation of right-of-use assets and lease liabilities, the fair value of the liability and equity components of the Company’s Convertible Notes (as defined herein), estimated period of benefit, valuation allowances on deferred tax assets, certain accrued expenses, and contingencies. Although the Company believes that the estimates it uses are reasonable, due to the inherent uncertainty involved in making these estimates, actual results reported in future periods could differ from those estimates.
Effective January 1, 2020, due to the continued growth in customers and low churn rates, the Company updated its calculation of the estimated period of benefit for nonrefundable upfront fees from 3 years to 4 years. For the three months ended March 31, 2020, the Company reduced total revenue and cost of revenue by approximately $439 and $319, respectively, related to the change in the estimated period of benefit.
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
Restricted Cash
Restricted cash consists primarily of cash deposited into a savings account with a financial institution as collateral for the Company’s obligations under the Convertible Notes, as well as customer deposits, employee withholding tax liability and employee benefits contributions not yet remitted. The Company has classified this asset as a short-term asset in order to match the expected period of restriction. See Note 8, “Debt” to these condensed consolidated financial statements, for further information.
Accounts Receivable and Current Expected Credit Losses
Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts, which includes a reserve for expected credit losses. The allowance for doubtful accounts is based on management’s assessment of the collectability of its customer accounts. The Company regularly reviews the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, current economic trends, and reasonable and supportable forecasts about the future. Relevant risks characteristics include customer size and historical loss patterns. Management has evaluated the expected credit losses related to trade accounts receivable and determined that allowances of approximately $769 and $883 for uncollectible accounts and customer balances that are disputed were required as of December 31, 2019 and March 31, 2020, respectively. Refer to Note 4, “Financial Statement Components” to these condensed consolidated financial statements, for a rollforward of the components of the allowance for doubtful accounts as of December 31, 2019 and March 31, 2020. Refer to the

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Recently Adopted Accounting Standard section for the adoption of ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses.
The Company includes unbilled receivables in its accounts receivable balance. Generally, these receivables represent services provided to customers, which will be billed in the next billing cycle. All amounts are considered collectible and billable. As of December 31, 2019 and March 31, 2020, unbilled receivables were $16,200 and $20,788, respectively.
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
With regard to customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As of December 31, 2019, no individual customer represented more than 10% of the Company’s accounts receivable, net of allowance for doubtful accounts. As of March 31, 2020, one individual customer represented approximately 15% of the Company’s accounts receivable, net of allowance for doubtful accounts.
For the three months ended March 31, 2019 and 2020, no individual customer represented more than 10% of the Company’s total revenue.
Recently Adopted Accounting Standards
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for interim and annual reporting periods beginning after December 15, 2019. As a result of the Company’s prospective adoption of this standard, the Company capitalized implementation costs related to cloud computing arrangements of $272 as of March 31, 2020. See Note 6, “Property and Equipment” to these condensed consolidated financial statements, for additional details.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019 and for interim periods within those fiscal years. The adoption of this standard did not have a material impact on the Company’s financial statements.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment. The ASU removes the second step of the goodwill impairment test that requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019. The adoption of this standard did not have a material impact on the Company’s financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Instruments – Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of Topic 326, Financial Instruments – Credit Losses. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies how to apply certain aspects of the new credit losses standard. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which amends certain effective dates for the new standard. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which clarifies how to apply certain aspects of the new credit losses standard. The accounting standard is effective for annual and interim periods beginning after December 15, 2019. The Company adopted this standard for financial assets measured at amortized cost, including trade receivables. Results for the reporting periods beginning after January 1, 2020 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP. The adoption of this standard did not have a material impact on the Company’s financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on its financial statements.

3. Fair Value Measurements
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value as of December 31, 2019 and March 31, 2020 because of the relatively short duration of these instruments.
The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period.
The following table summarizes the assets measured at fair value as of December 31, 2019 and March 31, 2020:

	Fair value measurements on a recurring basis December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents:
Money market account	$25,000	$—	$—	$25,000
Time deposits	75,250	—	—	75,250
Total financial assets	$100,250	$—	$—	$100,250

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

	Fair value measurements on a recurring basis March 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents:
Money market account	$135,113	$—	$—	$135,113
Time deposits	255,515	—	—	255,515
Total financial assets	$390,628	$—	$—	$390,628

As of March 31, 2020, the fair value of the Convertible Notes, as further described in Note 8, “Debt”, was approximately $384,490. The fair value was determined based on the closing price for the Convertible Notes on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
The Company classifies its marketable securities as current assets as they are available for current operating needs. There were no marketable securities as of March 31, 2020.
The money market account is included in cash and cash equivalents in the condensed consolidated balance sheets as of December 31, 2019 and March 31, 2020.
During the three months ended March 31, 2019 and 2020, there were $9,000 and $0 in maturities of marketable securities, respectively.
Interest earned on marketable securities was $3 and $0 for the three months ended March 31, 2019 and 2020, respectively, and is recorded within other income (expense), net, in the accompanying condensed consolidated statements of operations.

4. Financial Statement Components
Accounts receivable, net of allowance for doubtful accounts consist of the following:

	As of December 31,	As of March 31,
	2019	2020
Trade accounts receivable	$14,692	$16,553
Unbilled accounts receivable	16,200	20,788
Allowance for doubtful accounts	(769)	(883)
Other accounts receivable	64	614
Total accounts receivable, net	$30,187	$37,072

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Components of allowance for doubtful accounts are as follows:

	Three months ended March 31,
	2019	2020
Allowance for doubtful accounts:
Balance, beginning of period	$(906)	$(769)
Charged to bad debt expense	(132)	(189)
Deductions (1)	20	75
Balance, end of period	$(1,018)	$(883)

________________________
(1) Write off of uncollectible accounts after all collection efforts have been exhausted.

Accrued expenses and other current liabilities consisted of the following:

	As of December 31,	As of March 31,
	2019	2020
Accrued expense	$12,701	$13,250
Accrued compensation and benefits	8,284	4,378
Accrued sales, use, and telecom related taxes	5,439	5,006
Other accrued expenses	904	1,147
Total accrued expenses and other current liabilities	$27,328	$23,781

5. Right-of-Use Asset and Lease Liabilities
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new standard, lessees are required to recognize in the balance sheet the right-of-use (“ROU”) assets and lease liabilities that arise from operating leases. As a result of the Company no longer qualifying as an “emerging growth company” based on its public float as of the end of the fiscal quarter ended June 30, 2019, the ASU was adopted as of December 31, 2019 with an effective date as of the beginning of the Company’s fiscal year, January 1, 2019. The standard was applied to the operating leases that existed on that date using the optional alternative method on a prospective basis. Prior year comparative financial information was recast under the new standard to be presented under ASC 842.
ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company determines if an arrangement is a lease at inception. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company did not have any finance leases as of March 31, 2020. The Company presents the operating leases in long-term assets and current and long-term liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2020.
The Company sub-leases approximately 17,073 square feet of office space to a related party, Republic Wireless, Inc. (“Republic”). Future minimum sub-lease receipts required under the non-cancellable lease are as follows:

As of March 31,
2020
2020 (remaining)	$337
2021	457
2022	249
$1,043

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

As of March 31, 2020, the Company had six leased properties, with remaining lease terms of 2.33 years to 5.42 years, some of which include options to extend the leases for up to 5 years. None of the options to extend the leases are recognized in operating lease ROU assets or lease liabilities. None of the leases include options to terminate the lease.
The components of lease expense recorded in the condensed consolidated statement of operations were as follows:

	Three months ended March 31,
	2019	2020
Operating lease cost	$1,218	$1,461
Sublease income (1)	(251)	(96)
Total net lease cost	$967	$1,365
________________________
(1) See Note 15, “Related Parties” to these condensed consolidated financial statements, for additional details on sublease income.

Supplemental balance sheet information related to leases was as follows:

		As of December 31,	As of March 31,
Leases	Classification	2019	2020
Assets:
Operating lease assets	Operating ROU asset, net of accumulated amortization (1)	$21,031	$19,873
Total leased assets		$21,031	$19,873

Liabilities:
Current
Operating	Operating lease liability, current	$4,876	$4,973
Non-current
Operating	Operating lease liability, non-current	19,868	18,486
Total lease liabilities		$24,744	$23,459
________________________
(1) Operating lease assets are recorded net of accumulated amortization of $4,269 and $5,427 as of December 31, 2019 and March 31, 2020, respectively.

Supplemental cash flow and other information related to leases was as follows:

	Three months ended March 31,
	2019	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$938	$1,285
Weighted average remaining operating lease term (in years)	5.04	4.11
Weighted average operating lease discount rate	5.11%	4.99%

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Maturities of operating lease liabilities were as follows:

As of March 31,
2020
2020 (remaining)	$4,319
2021	6,587
2022	6,302
2023	5,926
2024	1,987
2025	949
Total lease payments	26,070
Less: imputed interest	(2,591)
Less: accrued lease incentive	(20)
Total lease obligations	23,459
Less: current obligations	(4,973)
Long-term lease obligations	$18,486

6. Property and Equipment
Property and equipment, net consisted of the following:

	As of December 31,	As of March 31,
	2019	2020
Furniture and fixtures	$2,373	$2,387
Computer and office equipment	4,627	4,725
Telecommunications equipment	44,324	48,460
Leasehold improvements	5,263	5,853
Software	2,018	2,027
Internal-use software development	17,952	18,512
Automobile	10	10
Total cost	76,567	81,974
Less—accumulated depreciation	(34,913)	(38,069)
Total property and equipment, net	$41,654	$43,905
The Company capitalized $595 and $790 of software development costs in the three months ended March 31, 2019 and 2020, respectively.
Amortization expense related to capitalized software development costs were $789 and $582 for the three months ended March 31, 2019 and 2020, respectively. As of March 31, 2020, unamortized implementation costs related to cloud computing arrangements are $272, of which $58 are included in prepaid expenses and other current assets and $214 are included in other long-term assets.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The Company recognized depreciation expense, which includes amortization of capitalized software development costs, as follows:

	Three months ended March 31,
	2019	2020
Cost of revenue	$1,293	$2,334
Research and development	69	115
Sales and marketing	28	29
General and administrative	689	690
Total depreciation expense	$2,079	$3,168

7. Intangible Assets
Intangible assets, net consisted of the following as of December 31, 2019:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Amortization Period
				(Years)
Customer relationships	$10,396	$(4,591)	$5,805	20
Other, definite lived	3,933	(3,933)	—	2 - 7
Licenses, indefinite lived	764	—	764	Indefinite
Total intangible assets, net	$15,093	$(8,524)	$6,569
        Intangible assets, net consisted of the following as of March 31, 2020:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Amortization Period
				(Years)
Customer relationships	$10,396	$(4,721)	$5,675	20
Other, definite lived	3,933	(3,933)	—	2 - 7
Licenses, indefinite lived	764	—	764	Indefinite
Total intangible assets, net	$15,093	$(8,654)	$6,439

Amortization expense for definite lived intangible assets was $130 for the three months ended March 31, 2019 and 2020. The remaining amortization period for definite lived intangible assets is 11 years.
Future estimated amortization expense for definite lived intangible assets is as follows:

As of March 31,
2020
2020 (remaining)	$390
2021	520
2022	520
2023	520
2024	520
Thereafter	3,205
$5,675

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

8. Debt
Revolving Loan
On February 25, 2020, the Company entered into a waiver agreement with respect to its revolving loan (the “Credit Facility”) with KeyBank National Association and Pacific Western Bank, which provides for consent to accommodate the issuance of the Convertible Notes and entry into the Capped Calls (as defined below). The waiver agreement (“Cash Collateral Requirement”) requires the Company to covenant with KeyBank National Association and Pacific Western Bank to deposit an amount of funds into a controlled account, which will restrict the ability to use such funds until the Credit Facility is paid in full or terminated. If the Company fails to comply with these covenants or to make payments under its indebtedness when due, the Company would be in default under that indebtedness, which could, in turn, result in that indebtedness becoming immediately payable in full.
As of December 31, 2019, unamortized debt issuance costs were $125, of which $70 were in included in prepaid expenses and other current assets and $55 were included in other long-term assets. As of March 31, 2020, the outstanding debt issuance costs are $107, of which $64 are included in prepaid expenses and other current assets and $43 are included in other long-term assets.
As of December 31, 2019 and March 31, 2020, the Company had $0 outstanding on the Credit Facility and was in compliance with all financial and non-financial covenants for all periods presented. The available borrowing capacity under the Credit Facility was $25,000 as of March 31, 2020.
Convertible Senior Notes and Capped Call Transactions
On February 28, 2020, the Company issued $400,000 aggregate principal amount of 0.25% Convertible Notes due March 1, 2026 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act (the “Convertible Notes”). The interest on the Convertible Notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2020.
The Convertible Notes may bear special interest under specified circumstances relating to the Company's failure to comply with its reporting obligations under the indenture governing the Convertible Notes (the “indenture”) or if the Convertible Notes are not freely tradeable as required by the indenture. The Convertible Notes will mature on March 1, 2026, unless earlier repurchased, redeemed by the Company, or converted pursuant to their terms. The total net proceeds from the Convertible Notes, after deducting initial purchaser discounts, costs related to the Capped Calls, and debt issuance costs, paid or payable by the Company, were approximately $344,757.
Each $1 principal amount of the Convertible Notes is initially convertible into 10.9857 shares of the Company's Class A common stock, par value $0.001 per share, which is equivalent to an initial conversion price of approximately $91.03 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change, as defined in the indenture, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change or during the relevant redemption period.
The Convertible Notes will be redeemable in whole or in part at the Company's option on or after March 6, 2023, but before the 40th scheduled trading day before the maturity date, at a cash redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, if the last reported sale price of the Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including, the trading day immediately before the date the redemption notices were sent; and the trading day immediately before such notices were sent.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Prior to the close of business on the business day immediately preceding September 1, 2025, the Convertible Notes may be convertible at the option of the holders only under the following circumstances:
(1)during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price per share of the Company's Class A common stock exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
(2)during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) in which the trading price per $1 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company's Class A common stock on such trading day and the conversion rate on such trading day;
(3)upon the occurrence of certain corporate events or distributions on its Class A common stock
(4)if the Company calls such Convertible Notes for redemption; and
(5)at any time from, and including, September 1, 2025 until the close of business on the second scheduled trading day immediately before the maturity date.
Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Class A common stock, or a combination of cash and shares of Class A common stock, at the Company's election. It is the Company's current intent to settle the principal amount of the Convertible Notes with cash.
During the three months ended March 31, 2020, the conditions allowing holders of the Convertible Notes to convert were not met.
No sinking fund is provided for the Convertible Notes. Upon the occurrence of a fundamental change (as defined in the indenture) prior to the maturity date, holders may require the Company to repurchase all or a portion of the Convertible Notes for cash at a price equal to the principal amount of the Convertible Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The Convertible Notes are the senior, unsecured obligations of the Company and are equal in right of payment with the Company’s existing and future senior unsecured indebtedness, senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the Convertible Notes and effectively subordinated to the Company’s existing and future senior secured indebtedness (including the Company’s $25,000 Credit Facility), to the extent of the value of the collateral securing that indebtedness. The Convertible Notes will be structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and preferred equity, if any, of the Company’s subsidiaries.
In accounting for the issuance of the Convertible Notes, the Company separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $125,160 and was determined by deducting the fair value of the liability component from the par value of the Convertible Notes. The difference represents the debt discount that is amortized to interest expense at an effective interest rate of 6.763% over the term of the Convertible Notes. The carrying amount of the equity component was $57,502 and is recorded in additional paid-in-capital. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, is amortized to interest expense at an annual effective interest rate of 6.805% over the contractual terms of the Convertible Notes.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

In accounting for the transaction costs related to the Convertible Notes, the Company allocated the total amount incurred to the liability and equity components of the Convertible Notes based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component were approximately $8,192, were recorded as an additional debt discount and are amortized to interest expense using the effective interest method over the contractual terms of the Convertible Notes. Issuance costs attributable to the equity component of $3,731 were netted with the equity component in stockholders’ equity.
The net carrying amount of the liability component of the Convertible Notes was as follows:

As of March 31,
2020
Principal	$400,000
Unamortized discount	(123,531)
Unamortized debt issuance costs	(8,086)
Net carrying amount	$268,383

The net carrying amount of the equity component of the Convertible Notes was as follows:

As of March 31,
2020
Proceeds allocated to the conversion options (debt discount)	$125,160
Issuance costs	(3,731)
Net carrying amount	$121,429

The following table sets forth the interest expense recognized related to the Convertible Notes:

As of March 31,
2020
Contractual interest expense	$96
Amortization of debt issuance costs	1,629
Amortization of debt discount	106
Total interest expense related to the Convertible Notes	$1,831

In connection with the offering of the Convertible Notes, the Company entered into privately negotiated capped call transactions with certain counterparties (the “Capped Calls”). The Capped Calls each have an initial strike price of approximately $91.03 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Convertible Notes. The Capped Calls have initial cap prices of $137.40 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 4,394,276 shares of Class A common stock. The Capped Calls are generally intended to reduce or offset the potential dilution to the Class A common stock upon any conversion of the Convertible Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The Capped Calls expire on the earlier of (i) the last day on which any convertible securities remain outstanding and (ii) March 1, 2026, subject to earlier exercise. The Capped Calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including changes in law, insolvency filings, and hedging disruptions. The Capped Call transactions are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost of $43,320 incurred to purchase the Capped Calls was recorded as a reduction to additional paid-in capital in the accompanying condensed consolidated balance sheets.

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

	Three months ended March 31,
	2019	2020
CPaaS
Revenue	$45,013	$59,121
Cost of revenue	25,300	31,892
Gross profit	$19,713	$27,229
Other
Revenue	$8,308	$9,397
Cost of revenue	3,466	4,467
Gross profit	$4,842	$4,930
Consolidated
Revenue	$53,321	$68,518
Cost of revenue	28,766	36,359
Gross profit	$24,555	$32,159

The Company's long-lived assets were primarily held in the United States as of December 31, 2019 and March 31, 2020. As of December 31, 2019 and March 31, 2020, long-lived assets held outside of the United States were $2,924 and $2,437, respectively.
The Company generates its revenue primarily in the United States. Revenue by geographic area is detailed in the table below (which is determined based on the customer billing address):

	Three months ended March 31,
	2019	2020
CPaaS
United States	$44,944	$57,398
International	69	1,723
Total	$45,013	$59,121

Other
United States	$8,229	$9,125
International	79	272
Total	$8,308	$9,397

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

10. Stockholders’ Equity
Preferred Stock
As of December 31, 2019 and March 31, 2020, the Company had authorized 10,000,000 shares of undesignated preferred stock, par value $0.001, of which no shares were issued and outstanding.
Common Stock
As of December 31, 2019 and March 31, 2020, the Company had authorized 100,000,000 shares of Class A common stock, par value $0.001 per share, with one vote per share and 20,000,000 shares of Class B common stock, par value $0.001 per share, with ten votes per share. As of December 31, 2019, 18,584,478 and 4,927,401 shares of Class A common stock and Class B common stock, respectively, were issued and outstanding. As of March 31, 2020, 19,206,200 and 4,427,151 shares of Class A common stock and Class B common stock, respectively, were issued and outstanding.
Shares of Class B common stock are convertible into shares of Class A common stock upon the stockholder’s voluntary written notice to the Company’s transfer agent or a transfer by the stockholder, subject to limited exceptions for transfers for estate planning purposes.
Reserved Shares
The Company had reserved shares of Class A common stock for issuance under stock-based award agreements as follows:

	As of December 31,	As of March 31,
	2019	2020
Stock options issued and outstanding	853,399	820,966
Nonvested restricted stock units issued and outstanding	392,351	494,009
Stock-based awards available for grant under the 2017 Plan	1,310,354	2,034,096
	2,556,104	3,349,071

11. Stock Based Compensation
2010 Stock Option Plan
As of July 26, 2010, the Company adopted the 2010 Equity Compensation Plan (the “2010 Plan”). On November 9, 2017, the 2010 Plan was terminated in connection with the Company’s initial public offering. Accordingly, no shares are available for future issuance under the 2010 Plan. However, the 2010 Plan continues to govern the terms and conditions of the outstanding awards granted thereunder.
2017 Incentive Award Plan
The Company’s 2017 Incentive Award Plan (the “2017 Plan”) became effective on November 9, 2017. The 2017 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, dividend equivalents, restricted stock units, and other stock or cash based awards to employees, consultants and directors of the Company. A total of 1,050,000 shares of the Company’s Class A common stock were originally reserved for issuance under the 2017 Plan. These available shares automatically increase each January 1, beginning on January 1, 2018, by 5% of the number of shares of the Company’s Class A common stock outstanding on the final day of the immediately preceding calendar year. On January 1, 2020, the shares available for grant under the 2017 Plan were automatically increased by 929,224 shares.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The terms of the stock option grants are determined by the Company’s Board of Directors. The Company’s stock options vest based on terms of the stock option agreements, which is generally over four years. The stock options have a contractual life of ten years.
Restricted stock units (“RSUs”) granted under the 2017 Plan are subject to a time-based vesting condition. The compensation expense related to these awards is based on the grant date fair value of the RSUs and is recognized on a ratable basis over the applicable service period. The Company granted RSUs to its non-employee Board of Directors, some of which vested immediately while others vest 25% as of each calendar quarter immediately following the grant date. Certain RSUs awarded to executives vest over four years with 50% vesting in the first year in 12.5% increments on each calendar quarter immediately following the grant date and the remaining 50% earned over years two, three and four. Other RSUs awarded to executives and employees generally are earned over a service period of four years.
Stock Options
The following summarizes the stock option activity for the periods presented:

	Number of options outstanding	Weighted- average exercise price (per share)	Weighted- average remaining contract life (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2019	853,399	$8.07	3.41	$47,770
Granted	—	—
Exercised	(32,059)	7.61		2,136
Forfeited or cancelled	(374)	19.51
Outstanding as of March 31, 2020	820,966	$8.09	3.16	$48,604

Options vested and exercisable at March 31, 2020	731,316	$7.29	2.67	$43,879
Options vested and expected to vest as of March 31, 2020	820,106	$8.08	3.15	$48,559
Aggregate intrinsic value is computed based on the difference between the option exercise price and the fair value of the Company’s common stock as of March 31, 2020, based on the Company’s Class A common stock price as reported on the NASDAQ Global Select Market.
No options were granted for the three months ended March 31, 2019 and 2020.
The total estimated grant date fair value of options vested was $57 and $46 for the three months ended March 31, 2019 and 2020, respectively.
As of March 31, 2020, total unrecognized compensation cost related to all non-vested stock options was $410, which will be amortized over a weighted-average period of 1.23 years.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Restricted Stock Units
The following summarizes the RSU activity for the periods presented:

	Number of awards outstanding	Weighted-average grant date fair value (per share)
Nonvested RSUs as of December 31, 2019	392,351	$35.22
Granted	208,441	64.16
Vested	(103,824)	34.37
Forfeited or cancelled	(2,959)	50.05
Nonvested RSUs as of March 31, 2020	494,009	$47.72
As of March 31, 2020, total unrecognized compensation cost related to non-vested RSUs was $22,083, which will be amortized over a weighted-average period of 3.13 years.
Stock-Based Compensation Expense
The Company recognized total stock-based compensation expense as follows:

	Three months ended March 31,
	2019	2020
Cost of revenue	$56	$175
Research and development	372	453
Sales and marketing	320	395
General and administrative	928	1,476
Total	$1,676	$2,499

12. Commitments and Contingencies
Operating Leases
The Company leases office space under operating lease agreements that expire over the next 5.42 years. See Note 5, “Right-of-Use Asset and Lease Liabilities” to the condensed consolidated financial statements, for additional details on the Company's operating lease commitments.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Contractual Obligations
On October 25, 2015, the Company entered into an agreement with a telecommunications service provider. The service agreement requires the Company to pay a monthly recurring charge beginning on January 1, 2016 associated with the services received. The service agreement is non-cancellable and contains annual minimum commitments of $1,200, to be fulfilled over five years or for as long as the Company continues to receive services from this vendor. In addition, as of March 31, 2020, the Company has $9,720 in other non-cancellable purchase obligations, consisting of primarily network equipment maintenance and software license contracts, of which $5,404 will be fulfilled within one year.
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

13. Employee Benefit Plan
The Company sponsors a defined contribution 401(k) plan, which allows eligible employees to defer a portion of their compensation. The Company, at its discretion, may make matching contributions. The Company made matching contributions of $513 and $634 for the three months ended March 31, 2019 and 2020, respectively.

14. Income Taxes
At the end of each interim reporting period, the Company determines the income tax provision by using an estimate of the annual effective tax rate, adjusted for discrete items occurring in the quarter. The effective income tax rate reflects the effect of federal and state income taxes and the permanent impacts of differences in book and tax accounting.
The Company’s effective tax rate was 135.2% and 72.1% for the three months ended March 31, 2019 and 2020, respectively. The change in tax rate is primarily due to the impact of stock compensation deductions for tax. The effective income tax rate reflects the effect of federal and state income taxes and the permanent impacts of differences in book and tax accounting.
The Company’s effective tax rate for the three months ended March 31, 2019 and 2020 is higher than the U.S. federal statutory rate of 21.0% primarily due to the impact of stock compensation tax deductions.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the “Act”) was enacted. This Act included multiple income tax provisions that impact the Company’s tax expense, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. The Company has accounted for the estimated impact of the Act.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

15. Related Parties
On April 20, 2015, the Company created a wholly owned subsidiary, Republic, which was incorporated in Delaware. On November 30, 2016, the Company completed a pro-rata distribution of the common stock of Republic to its stockholders of record as of the close of business (the “Spin-Off”). In connection with the Spin-Off on November 30, 2016, the Company and Republic entered into certain agreements in order to govern the ongoing relationships between the two companies after the Spin-Off and to provide for an orderly transition. The agreements include a Transition Services Agreement, Facilities Sharing Agreement, Tax Sharing Agreement, and Master Services Agreement. The equity holders of Bandwidth pre-initial public offering are comprised of substantially the same individuals and entities that are the equity owners of Republic. The Company has determined the equity owners of Republic are related parties of Bandwidth. The Company has certain involvement with Republic via ongoing services arrangements, with these ongoing services arrangements creating a variable interest in Republic. The Company assessed the relationship with Republic under guidance for variable interest entities (“VIE”). Because investors in Republic have disproportionate voting rights, the Company concluded that Republic is a VIE, but Bandwidth is not a primary beneficiary. The Company’s maximum exposure to loss relating to this VIE is limited to amounts due under the service agreements between the Company and Republic.
For the three months ended March 31, 2019 and 2020, the Company recorded a reduction of rent expense under the Facilities Sharing Agreement of $251 and $96, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations. No amounts were due to the Company under the Facilities Sharing Agreement as of December 31, 2019 and March 31, 2020.
The Tax Sharing Agreement governs rights and obligations after the Spin-Off regarding income taxes and other taxes, including tax liabilities and benefits, attributes, returns and contests. There were no amounts outstanding or payable under this agreement as of December 31, 2019 and March 31, 2020.
The Master Services Agreement specifies certain wholesale telecommunications services to be provided by the Company. The agreement is cancellable at any time by either party. During the three months ended March 31, 2019 and 2020, the Company provided telecommunication services to Republic of $892 and $533, respectively. The Company recognized such amounts as revenue in the accompanying condensed consolidated statements of operations. As of December 31, 2019 and March 31, 2020, the Company had a receivable of $161 and $153, respectively, under the Master Services Agreement.
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
Subsequent to the expiration of the 180-day IPO blackout window on May 9, 2018, Republic employees that held Bandwidth stock options began exercising their options. Upon exercise, Bandwidth withholds the employee tax amounts due from the proceeds. Bandwidth had collected on behalf of, and remitted withholding tax to, Republic of $613 and $308 for the three months ended March 31, 2019 and 2020, respectively. There were no amounts outstanding or payable as of December 31, 2019 and March 31, 2020.
On September 30, 2019, the Company entered into a services agreement with Republic. Pursuant to the terms of the new agreement, Republic receives services performed by the Company’s legal department, effective September 30, 2019. The Company is compensated by Republic for these services based on costs incurred by the Company. The Company received net compensation under this agreement of $31 for the three months ended March 31, 2020, which is included in general and administrative expenses in the condensed consolidated statements of

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

operations. As of December 31, 2019 and March 31, 2020, the Company had a receivable of $10 under this agreement.

16. Basic and Diluted Income (Loss) per Common Share
Basic net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potential shares of common stock, including stock options and stock related to unvested restricted stock awards.
The components of basic and diluted income (loss) per share are as follows:

	Three months ended March 31,
	2019	2020
Net income (loss) attributable to common stockholders	$1,992	$(1,058)
Net income (loss) per share:
Basic	$0.10	$(0.04)
Diluted	$0.09	$(0.04)
Weighted Average Number of Common Shares Outstanding
Basic	20,498,104	23,563,569
Dilutive effect of stock options, restricted stock units, and warrants	1,477,840	—
Diluted	21,975,944	23,563,569
There were no common share equivalents with anti-dilutive effects for the three months ended March 31, 2019. The anti-dilutive securities excluded from the weighted average shares used to calculate net loss per common share for the period ended March 31, 2020 were 820,966 stock options and 494,009 nonvested RSUs outstanding.

17. Subsequent Event
On April 7, 2020, the Council of State authorized the sale by the State of North Carolina (the “State”) to Bandwidth of approximately 40 acres of vacant land located at the southwest quadrant of Reedy Creek Road and Edwards Mill Road in Raleigh, North Carolina (the “Land”). The consideration for the proposed sale of the Land to Bandwidth is $30,000. If Bandwidth completes the acquisition of the Land, Bandwidth will construct, at Bandwidth’s expense, a parking lot and related improvements on land adjacent to the approximately 40 acres to be sold to Bandwidth that will be retained by the State. The purchase and sale of the Land, as well as the transactions described above, remain subject to the execution of definitive agreements and are subject to due diligence and other customary closing conditions.
On April 27, 2020, the Company entered into a First Amendment Agreement (the “First Amendment Agreement”) to the Credit and Security Agreement, dated as of November 4, 2016, as amended and restated as of March 1, 2019 (as amended, the “Credit and Security Agreement”), with KeyBank National Association (“KeyBank”) and Pacific Western Bank (together with KeyBank, the “Lenders”).
The First Amendment Agreement clarifies that Bandwidth will not be required to provide a lien to the Lenders for the proposed acquisition of Land. The First Amendment Agreement also amends certain covenant provisions to address and consent to the prior issuance by the Company in February 2020 of the Convertible Notes and the entry into the Capped Calls. The Lenders agreed that (a) any indebtedness of the Company incurred pursuant to the Convertible Notes will be excluded from the calculation of the financial covenant, (b) the Convertible Notes will not constitute the Company’s “Capital Stock” or other “Equity Interest,” payments of interest or principal, redemptions or required repurchases with respect to the Convertible Notes will not constitute a “Capital Distribution,” and (c) the

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Capped Calls and the payment of premiums with respect to the Capped Calls (i) will be treated as “Permitted Investments” of the Company and (ii) will not constitute “Indebtedness” or “Restricted Payments” of the Company. The Company agreed that the Convertible Notes will at all times remain unsecured and mature no earlier than five years from the date of issuance. Additionally, the Lenders consented to remove the cash collateral requirement and to terminate the blocked account control agreement entered on February 25, 2020.

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
For the three months ended March 31, 2019 and 2020, total revenue was $53.3 million and $68.5 million, respectively. CPaaS revenue for the three months ended March 31, 2019 and 2020 was $45.0 million and $59.1 million, respectively, representing an increase of 31% in 2020. Net income for the three months ended March 31, 2019 was $2.0 million and net loss for the three months ended March 31, 2020 was $1.1 million. For the three months ended March 31, 2019 and 2020, the number of active CPaaS customer accounts was 1,351 and 1,808, respectively, representing a year over year increase of 34% in 2020.

COVID-19 Update
In December 2019, a novel coronavirus disease (“COVID-19”) was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic.
The circumstances caused by COVID-19 resulted in increased use of our services during the three months ended March 31, 2020 because of more reliance to connect people during a time of physical distancing and work

Management’s Discussion and Analysis
from home environments. Increased usage was mostly driven by large enterprise customers that offer unified communications as a service (“UCaaS”) and meeting solutions. We anticipate significant usage of these services and solutions to continue until the effects of COVID-19 abate. We believe that usage of many of these services and solutions will continue after the effects of COVID-19 abate as employees and enterprises utilize work from home arrangements more prevalently. The broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain. As a result of the COVID-19 pandemic, nearly all of our employees in the United States and Europe worked from home as of March 31, 2020 and we implemented certain travel restrictions, neither of which disrupted our operations. The COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our customers, suppliers and third-party business partners conduct business and, as a result, we may experience disruptions in our operations. We may experience curtailed customer demand that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we may experience impact from enterprises reducing usage of our services, delaying decisions to implement our services, and reducing marketing spend. The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See “Item 1A. Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

Key Performance Indicators
We monitor the following key performance indicators (“KPIs”) to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. We believe the following KPIs are useful in evaluating our business:

	Three months ended March 31,
	2019	2020

	(Dollars in thousands)
Number of active CPaaS customers (as of period end)	1,351	1,808
Dollar-based net retention rate	111%	126%
Adjusted EBITDA	$(1,663)	$3,099
Free cash flow	$(10,869)	$(12,035)
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
For the three months ended March 31, 2019 and 2020, revenue from active CPaaS customer accounts represented approximately 99% of total CPaaS revenue.

Management’s Discussion and Analysis
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
We generate a majority of our revenue from our CPaaS segment. CPaaS revenue is derived from voice usage, phone number services, 911-enabled phone number services, messaging services and other services. We generate a portion of our CPaaS revenue from usage-based fees, which include voice calling and messaging services.
For the three months ended March 31, 2019 and 2020, we generated 65% and 71% of our CPaaS revenue, respectively, from usage-based fees. We also earn monthly fees from services such as phone number services and 911 access service. For the three months ended March 31, 2019 and 2020, we generated 33% and 27% of our CPaaS revenue, respectively, in each period from monthly per unit fees. The remaining 2% of our CPaaS revenue is generated from other miscellaneous services.
The remainder of our revenue is generated by our Other segment. Other revenue is composed of revenue earned from our legacy services and indirect revenue. Other revenue as a percentage of total revenue is expected to continue to decline over time.
We recognize accounts receivable at the time the customer is invoiced. Additionally, we record a receivable and revenue for unbilled revenue if the services have been delivered and are billable in subsequent periods. Unbilled revenue made up 47% and 56% of outstanding accounts receivable, net of allowance for doubtful accounts as of March 31, 2019 and 2020, respectively.
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

Management’s Discussion and Analysis
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

Management’s Discussion and Analysis
Income Taxes
For the three months ended March 31, 2019 and 2020, our effective tax rate was 135.3% and 72.1%, respectively. The decrease in our effective tax rate is primarily due to the change in stock compensation deductions for taxes. We recorded $6.0 million and $1.3 million in net excess tax benefit for the three months ended March 31, 2019 and 2020, respectively.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the “Act”) was enacted. The Act includes multiple income tax provisions that impact our tax expense, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. We have accounted for the estimated impact of the Act.

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
Consolidated

	Three months ended March 31,
	2019	2020

	(In thousands)
Consolidated Gross Profit	$24,555	$32,159
Depreciation	1,293	2,334
Stock-based compensation	56	175
Non-GAAP Gross Profit	$25,904	$34,668
Non-GAAP Gross Margin %	49%	51%

Management’s Discussion and Analysis
By Segment
CPaaS

	Three months ended March 31,
	2019	2020

	(In thousands)
CPaaS Gross Profit	$19,713	$27,229
Depreciation	1,293	2,334
Stock-based compensation	56	175
Non-GAAP CPaas Gross Profit	$21,062	$29,738
Non-GAAP CPaaS Gross Margin %	47%	50%
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

	Three months ended March 31,
	2019	2020

	(In thousands)
Net income (loss)	$1,992	$(1,058)
Income tax benefit (1)	(7,635)	(2,732)
Interest (income) expense, net	(201)	859
Depreciation	2,079	3,168
Amortization of acquired intangibles	130	130
Stock-based compensation	1,676	2,499
Loss on disposal of property and equipment	296	233
Adjusted EBITDA	$(1,663)	$3,099
________________________
(1) Includes excess tax benefits associated with the exercise of stock options and vesting of restricted stock units of $6,022 and $1,292 for the three months ended March 31, 2019 and 2020, respectively.
Non-GAAP Net (Loss) Income
We define Non-GAAP net (loss) income as net income or loss adjusted for certain items affecting period-to-period comparability. Non-GAAP net (loss) income excludes:
•stock-based compensation;
•amortization of acquired intangible assets related to the acquisition of Dash Carrier Services, LLC;
•amortization of debt discount and issuance costs for convertible debt;
•impairment charges of intangibles assets, if any;
•loss (gain) on disposal of property and equipment;
•estimated tax impact of above adjustments;
•income tax benefit resulting from excess tax benefits associated with the exercise of stock options, vesting of restricted stock units and equity compensation; and
•benefit resulting from the release of the valuation allowance on our deferred tax assets.
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

Management’s Discussion and Analysis

	Three months ended March 31,
	2019	2020

	(In thousands)
Net (loss) income	$1,992	$(1,058)
Stock-based compensation	1,676	2,499
Amortization related to acquisitions	130	130
Amortization of debt discount and issuance costs for convertible debt	—	1,735
Loss on disposal of property and equipment	296	233
Estimated tax effects of adjustments	(539)	(1,160)
Income tax benefit of equity compensation	(6,022)	(1,292)
Non-GAAP net (loss) income	$(2,467)	$1,087
Non-GAAP net (loss) income per Non-GAAP share
Basic	$(0.12)	$0.05
Diluted	$(0.12)	$0.04

Non-GAAP weighted average number of shares outstanding
Non-GAAP basic shares	20,498,104	23,563,569
Non-GAAP diluted shares	20,498,104	24,520,208

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

	Three months ended March 31,
	2019	2020

	(In thousands)
Net cash used in operating activities	$(9,035)	$(7,607)
Net cash used in investing in capital assets (1)	(1,834)	(4,428)
Free cash flow	$(10,869)	$(12,035)
________________________
(1) Represents the acquisition cost of property, equipment and capitalized development costs for software for internal use.

Management’s Discussion and Analysis
Results of Operations
Consolidated Results of Operations
The following table sets forth the consolidated statements of operations for the periods indicated.

	Three months ended March 31,
	2019	2020

	(In thousands)
Revenue:
CPaaS revenue	$45,013	$59,121
Other revenue	8,308	9,397
Total revenue	53,321	68,518
Cost of revenue:
CPaaS cost of revenue	25,300	31,892
Other cost of revenue	3,466	4,467
Total cost of revenue	28,766	36,359
Gross profit:
CPaaS	19,713	27,229
Other	4,842	4,930
Total gross profit	24,555	32,159
Operating expenses:
Research and development	7,717	9,530
Sales and marketing	8,349	9,417
General and administrative	14,333	16,096
Total operating expenses	30,399	35,043
Operating loss	(5,844)	(2,884)
Other income (expense), net
Interest income (expense), net	201	(859)
Other expense, net	—	(47)
Total other income (expense), net	201	(906)
Loss before income taxes	(5,643)	(3,790)
Income tax benefit	7,635	2,732
Net income (loss)	$1,992	$(1,058)

Management’s Discussion and Analysis
The following table sets forth our results of operations as a percentage of our total revenue for the periods presented. *

	Three months ended March 31,
	2019	2020
Revenue:
CPaaS revenue	84%	86%
Other revenue	16%	14%
Total revenue	100%	100%
Cost of revenue:
CPaaS cost of revenue	47%	47%
Other cost of revenue	7%	7%
Total cost of revenue	54%	54%
Gross profit:
CPaaS	37%	40%
Other	9%	7%
Total gross profit	46%	47%
Operating expenses:
Research and development	14%	14%
Sales and marketing	16%	14%
General and administrative	27%	23%
Total operating expenses	57%	51%
Operating loss	(11)%	(4)%
Other income (expense), net
Interest income (expense), net	—%	(1)%
Other expense, net	—%	—%
Total other income (expense), net	—%	(1)%
Loss before income taxes	(11)%	(6)%
Income tax benefit	14%	4%
Net income (loss)	4%	(2)%
(*) Columns may not foot due to rounding.

Management’s Discussion and Analysis
Comparison of the three months ended March 31, 2019 and 2020
Revenue

	Three months ended March 31,
	2019	2020	Change

	(Dollars in thousands)
CPaaS revenue	$45,013	$59,121	$14,108	31%
Other revenue	8,308	9,397	1,089	13%
Total revenue	$53,321	$68,518	$15,197	29%
For the three months ended March 31, 2020, total revenue increased by $15.2 million, or 29%, compared to the same period in 2019, and CPaaS revenue increased by $14.1 million, or 31%, compared to the same period in 2019. The increase in CPaaS revenue was primarily attributable to an increase in the usage of all our service offerings, particularly voice and messaging, which accounted for $10.7 million of the increase in CPaaS revenue, and our phone number services and 911-enabled phone number services, which accounted for $2.1 million of the increase in CPaaS revenue. The economic situation caused by COVID-19 caused increased usage during the second half of the quarter because of more reliance to connect people during a time of physical distancing and work from home environment. Increased usage was mostly driven by large enterprise customers that offer UCaaS services and meeting solutions. CPaaS revenue also increased by $1.3 million from higher usage pricing due to a shift in product mix to products with a higher rate compared to prior year. The changes in usage and price in 2020 compared to the same period in 2019 were reflected in our dollar-based net retention rate of 126%. The increase in usage was also attributable to a 34% increase in the number of active CPaaS customer accounts, from 1,351 as of March 31, 2019 to 1,808 as of March 31, 2020. In addition, revenue from new CPaaS customers contributed $2.6 million, or 6%, to CPaaS revenue for 2020 compared to $2.0 million, or 5%, to CPaaS revenue in the same period in 2019. As a percentage of total revenue, CPaaS revenue increased from 84% in 2019 to 86% in the same period in 2020.
Other revenue increased by $1.1 million, or 13%, in 2020 due to higher indirect revenue, which increased by $1.7 million related to an increase in messaging surcharges, offset by the expected decline of legacy revenue, which decreased by $0.6 million, compared to the same period in 2019.
Cost of Revenue and Gross Margin

	Three months ended March 31,
	2019	2020	Change

	(Dollars in thousands)
Cost of revenue:
CPaaS cost of revenue	$25,300	$31,892	$6,592	26%
Other cost of revenue	3,466	4,467	1,001	29%
Total cost of revenue	$28,766	$36,359	$7,593	26%
Gross profit	$24,555	$32,159	$7,604	31%
Gross margin:
CPaaS	44%	46%
Other	58%	52%
Total gross margin	46%	47%

Management’s Discussion and Analysis
For the three months ended March 31, 2020, total gross profit increased by $7.6 million, or 31%, compared to the same period in 2019. Total gross margin increased from 46% to 47% during the same period. In 2020, CPaaS cost of revenue increased by $6.6 million, or 26%, compared to the same period in 2019. CPaaS cost of revenue increased primarily due to an increase in voice usage costs of net $3.1 million due to growth in minutes used by customers, partially offset by a decrease in the cost per minute from vendors. Network costs also increased $2.6 million due to network expansions and personnel costs. Cost of messaging increased by $0.9 million due to growth in messages used by customers and increased cost per message. Cost of phone numbers decreased by $0.1 million. COVID-19 and the increased usage resulting from the work at home environment generated increased voice usage costs, messaging usage costs and network expansions. These increased costs did not have a material impact to cost per minute or message and did not impact gross margin percentages. CPaaS gross margin increased from 44% in 2019 to 46% in 2020. Excluding depreciation and stock-based compensation of $1.3 million in 2019 and $2.5 million in 2020, CPaaS Non-GAAP gross margin was 47% and 50% for 2019 and 2020, respectively, and total Non-GAAP gross margin was 49% and 51%, respectively.
For the three months ended March 31, 2020, other cost of revenue increased by $1.0 million compared to the same period in 2019, primarily due to a $1.3 million increase in cost of indirect revenue related to messaging surcharges and cost of carrier access revenue offset by a $0.3 million decrease as a result of churn in legacy services.
Operating Expenses

	Three months ended March 31,
	2019	2020	Change

	(Dollars in thousands)
Research and development	$7,717	$9,530	$1,813	23%
Sales and marketing	8,349	9,417	1,068	13%
General and administrative	14,333	16,096	1,763	12%
Total operating expenses	$30,399	$35,043	$4,644	15%
For the three months ended March 31, 2020, R&D expenses related to the expansion of our product offerings increased by $1.8 million, or 23%, compared to the same period in 2019. This increase was primarily due to increased personnel costs of $1.7 million and non-headcount costs of $0.1 million.
For the three months ended March 31, 2020, sales and marketing expenses increased by $1.1 million, or 13%, compared to the same period in 2019 primarily due to an overall increase in sales personnel costs of $1.7 million and a decrease in non-headcount costs of $0.6 million.
For the three months ended March 31, 2020, general and administrative expenses increased by $1.8 million, or 12%, compared to the same period in 2019. This increase was due to higher personnel cost of $0.9 million, facilities expense of $0.5 million, hosted software costs of $0.3 million, bank charges and license costs of $0.2 million, depreciation and amortization costs of $0.1 million, other non-headcount costs of $0.1 million, offset by lower professional expenses of $0.2 million and lower travel and entertainment expenses of $0.1 million.
Interest Income, Net
For the three months ended March 31, 2020, interest expense, net increased by $1.1 million compared to the same period in 2019, due to a $0.6 million decrease in interest income from the investment of follow-on equity offering proceeds offset by $1.7 million increase in interest expense mainly related to the Convertible Notes (as defined herein) (see Note 8, “Debt” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for additional details).

Management’s Discussion and Analysis
Income Tax Benefit
For the three months ended March 31, 2020, income tax benefit decreased by $4.9 million compared to the same period in 2019. The effective tax rate for the three months ended March 31, 2020 was 72.1% compared to 135.2% in the same period in 2019. The decrease in our effective tax rate is primarily due to a decreased benefit of stock compensation deductions for taxes. We recorded $6.0 million and $1.3 million in net excess tax benefit for the three months ended March 31, 2019 and 2020, respectively.
Liquidity and Capital Resources
To date, our principal sources of liquidity have been the proceeds of $74.4 million from our initial public offering in November 2017, $147.4 million from our follow-on public offering in March 2019 and $344.8 million from our issuance of the Convertible Notes in February 2020, each net of underwriting discounts and commissions, in addition to free cash flow driven by payments received from customers using our services. We believe that our cash and cash equivalents balances, our marketable securities portfolio, our credit facility and the cash flows generated by our operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our belief may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors.” We may be required to seek additional equity or debt financing in order to meet these future capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.
Statement of Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
	2019	2020

	(In thousands)
Net cash used in operating activities	$(9,035)	$(7,607)
Net cash used in investing activities	(43,824)	(4,428)
Net cash provided by financing activities	150,453	344,916
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(25)
Net increase in cash, cash equivalents, and restricted cash	$97,594	$332,856
Cash Flows from Operating Activities
For the three months ended March 31, 2020, cash used in operating activities was $7.6 million, consisting of net loss of $1.1 million adjusted for non-cash items. These non-cash items included depreciation and amortization expense of $3.3 million, stock-based compensation expenses of $2.5 million, amortization of debt discount and issuance costs of $1.7 million, right-of-use asset amortization of $1.2 million, loss on disposal of property and equipment of $0.2 million, offset by deferred tax benefit of $2.3 million and cash used by changes in operating assets and liabilities of $13.2 million. Cash generated in operating assets and liabilities included an increase in deferred revenue and advanced billings of $1.1 million and an increase in accounts payable of $0.3 million. Offsetting these cash generating items in assets and liabilities were an increase in accounts receivable of $6.9 million, an decrease in accrued expenses and other liabilities of $5.0 million, a decrease in operating right-of-use liability of $1.3 million, an increase in prepaid expenses and other assets of $1.0 million, and an increase of deferred costs of $0.4 million.
For the three months ended March 31, 2019, cash used in operating activities was $9.0 million, consisting of net income of $2.0 million adjusted for non-cash items. These non-cash items included depreciation and

Management’s Discussion and Analysis
amortization expense of $2.2 million, stock-based compensation expenses of $1.7 million, right-of-use asset amortization of $0.9 million, loss on disposal of property and equipment of $0.3 million, offset by deferred tax benefit of $7.7 million and cash used by changes in operating assets and liabilities of $8.5 million. Cash generated from operating assets and liabilities included a decrease in deferred costs of $0.6 million. Offsetting these cash generating items in assets and liabilities were an increase in accounts receivable of $3.9 million, an increase in prepaid expenses and other assets of $1.6 million, a decrease in accrued expenses and other liabilities of $1.7 million, a decrease in operating right-of-use liability of $0.9 million, a decrease in deferred revenue of $0.5 million and an decrease in accounts payable of $0.4 million.
Cash Flows from Investing Activities
For the three months ended March 31, 2020, cash used in investing activities was $4.4 million from the proceeds from the purchase of property and equipment of $3.6 million and capitalized internally developed software costs of $0.8 million.
For the three months ended March 31, 2019, cash used in investing activities was $43.8 million from the investment in marketable securities of $51.0 million, the purchase of property and equipment of $1.2 million and capitalized internally developed software costs of $0.6 million, partially offset by maturities of marketable securities of $9.0 million.
Cash Flows from Financing Activities
For the three months ended March 31, 2020, cash provided by financing activities was $344.9 million consisting primarily of $400.0 million in proceeds from issuance of the Convertible Notes and $0.2 million in proceeds from the issuance of stock options, partially offset by $43.3 million in the purchase of the Capped Calls (as defined herein), $11.0 million in payments of debt issuance costs and $1.0 million in value of equity awards withheld for tax liabilities.
For the three months ended March 31, 2019, cash provided by financing activities was $150.5 million consisting primarily of $147.4 million in proceeds from the follow-on public offering, $3.9 million in proceeds from the exercises of stock options, partially offset by $0.6 million in value of equity awards withheld for tax liabilities, $0.1 million in payments related to the cost of the follow-on public offering and $0.1 million in payments of debt issuance costs.
Debt
On February 25, 2020, we entered into a waiver agreement, with respect to our revolving loan (the “Credit Facility”) with KeyBank National Association and Pacific Western Bank, which provides for consent to accommodate the issuance of the Convertible Notes and the Capped Calls. The waiver agreement requires us to covenant with KeyBank National Association and Pacific Western Bank to deposit an amount of funds into a controlled account, which will restrict the ability to use such funds until the Credit Facility is paid in full or terminated. If we fail to comply with these covenants or to make payments under its indebtedness when due, we would be in default under that indebtedness, which could, in turn, result in that indebtedness becoming immediately payable in full.
As of March 31, 2020, we had $0 outstanding under the Credit Facility and were in compliance with all financial and non-financial covenants for all periods presented. The available borrowing capacity under our Credit Facility was $25.0 million as of March 31, 2020.
As of March 31, 2020, the outstanding unamortized loan fees for the Credit Facility were $0.1 million and were included in prepaid expenses and other current assets, and other long-term assets in our consolidated balance sheets.
On February 28, 2020, we issued $400.0 million aggregate principal amount of 0.25% convertible senior notes due 2026 (the “Convertible Notes”) in a private placement to qualified institutional buyers pursuant to Rule

Management’s Discussion and Analysis
144A under the Securities Act, including $50.0 million aggregate principal amount of such Convertible Notes pursuant to the exercise in full of the initial purchasers’ over-allotment option. The interest on the Convertible Notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2020.
The Convertible Notes may bear special interest under specified circumstances relating to our failure to comply with its reporting obligations under the indenture governing the Convertible Notes (the “indenture”) or if the Convertible Notes are not freely tradeable as required by the indenture. The Convertible Notes will mature on March 1, 2026, unless earlier repurchased, redeemed by us, or converted pursuant to their terms. The total net proceeds from the Convertible Notes, after deducting initial purchaser discounts, costs related to the Capped Calls, and debt issuance costs, paid or payable by us, were approximately $344.8 million.
Contractual Obligations and Other Commitments
The following table summarizes our non-cancellable contractual obligations as of March 31, 2020:

	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	More than 5 years

	(In thousands)
Operating leases (1)	$26,070	$4,320	$12,889	$8,861	$—
Convertible Notes (2)	400,000	—	—	—	400,000
Purchase obligations (3)	10,620	6,304	3,639	674	3
Total	$436,690	$10,624	$16,528	$9,535	$400,003
________________________
(1) Operating leases represent total future minimum rent payments under non-cancellable operating lease agreements.
(2) See Note 8, “Debt” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for a discussion of our Convertible Notes.
(3) Purchase obligations represent total non-cancelable purchase commitments and future minimum payments under contracts to various service providers, excluding agreements that are cancellable without penalty.
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
There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 21, 2020.

Management’s Discussion and Analysis

Recently Issued Accounting Guidance
See Note 2, “Summary of Significant Accounting Policies” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for a summary of recently adopted accounting standards and recent accounting pronouncements not yet adopted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and, to a lesser extent, foreign currency rates and inflation.
Interest Rate Risk
Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents of $492.0 million as of March 31, 2020, which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of interest bearing checking accounts, money market accounts and time deposits.
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
Our debt is comprised in part of a Credit Facility, which had no amount outstanding as of March 31, 2020. Loans under the credit agreement governing the Credit Facility will bear interest at the highest of (i) the bank’s prime rate, (ii) the federal funds effective rate plus 0.5 percent, and (iii) the London Interbank Offered Rate plus 1.00 percent. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
In February 2020, we issued $400.0 million aggregate principal amount of Convertible Notes. As the Convertible Notes have a fixed annual interest rate, we have no financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change. Additionally, the fair value can be affected when the market price of our common stock fluctuates. We carry the Convertible Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.
Foreign Currency Risk
Our customers consume our services primarily in the United States. Our revenue and expenses are primarily denominated in U.S. dollars and as a result we have minimal foreign currency risk as of March 31, 2020.
The local currencies of our foreign subsidiaries are the Euro and the British Pound. Our subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the year. If there is a change in foreign currency exchange rates, the conversion of our foreign subsidiaries’ financial statements into U.S. dollars would result in a realized gain or loss, which is recorded in other income (expense), net in our consolidated statements of operations. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

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
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline.
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
The market for cloud communications is rapidly evolving, significantly fragmented and highly competitive, with relatively low barriers to entry in some segments. The principal competitive factors in our market include completeness of offering, credibility with enterprises and developers, global reach, ease of integration and programmability, product features, platform scalability, reliability, deliverability, security and performance, brand awareness and reputation, the strength of sales and marketing efforts, and customer support, as well as the cost of deploying and using our services. Our competitors fall into two primary categories:
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
Our ability to grow and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing customers and to have them increase their usage of our Bandwidth Communications Platform. If our customers do not increase their use of our services, then our revenue may decline and our results of operations may be harmed. Customers generally are charged based on the usage of our services. Most of our customers do not have long-term contractual financial commitments to us and, therefore, most of our customers may reduce or cease their use of our services at any time without penalty or termination charges. We cannot accurately predict customers’ usage levels and the loss of customers or reductions in their usage levels of our services may each have a negative impact on our business, results of operations and financial condition and may cause our dollar-

based net retention rate to decline in the future if our customers are not satisfied with our services. If a significant number of customers cease using, or reduce their usage of, our services, then we may be required to spend significantly more on sales and marketing than we currently plan to spend in order to maintain or increase revenue from customers. Such additional sales and marketing expenditures could adversely affect our business, results of operations and financial condition.
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
We have experienced substantial growth in our business since inception, which has placed and may continue to place significant demands on our corporate culture, operational infrastructure and management. We believe that our corporate culture has been a critical component of our success. We have invested substantial time and resources in building our team and nurturing our culture. As we expand our business and mature as a public company, we may find it difficult to maintain our corporate culture while managing this growth, particularly if governmental responses to COVID-19 (coronavirus) require that many of our employees work remotely for a prolonged period of time. Any failure to manage our anticipated growth and organizational changes in a manner that preserves the key aspects of our culture could hurt our chance for future success, including our ability to recruit and retain personnel, and effectively focus on and pursue our corporate objectives. This, in turn, could adversely affect our business, results of operations and financial condition.
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
Additionally, we rely on third parties to provide us with key software and services for our billing. If these third parties cease to provide those services to us for any reason, or fail to perform billing services accurately and completely, we may not be able to deliver accurate invoices promptly. Delays in invoicing can lead to delays in revenue recognition, and inaccuracies in our billing could result in lost revenue. If we fail to adapt quickly and effectively to changes affecting our costs, pricing and billing, our profitability and cash flow will be adversely affected.
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
•international trade policies, tariffs and other non-tariff barriers, such as quotas;
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
•public health epidemics, such as COVID-19 (coronavirus), or natural disasters, which could have an adverse impact on our employees, contractors, customers, partners, travel and the global economy; and
•political or social unrest or economic instability in a specific country or region in which we operate, which could have an adverse impact on our operations in that location.
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

We depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and R&D activities to our marketing and sales efforts and communications with our customers and business partners. Cyber-attacks, including through the use of malware, computer viruses, dedicated denial of services attacks, credential harvesting and other means for obtaining unauthorized access to or disrupting the operation of our networks and systems and those of our suppliers, vendors and other service providers, could cause harm to our business, including by misappropriating our proprietary information or that of our customers, employees and business partners or to cause interruptions of our services and our Bandwidth Communications Platform. Cyber-attacks may cause equipment failures, loss of information, including sensitive personal information of customers or employees or valuable technical and marketing information, as well as disruptions to our or our customers’ operations. Cyber-attacks against companies have increased in frequency, scope and potential harm in recent years. Further, the perpetrators of cyber-attacks are not restricted to particular groups or persons. These attacks may be committed by company employees or external actors operating in any geography, including jurisdictions where law enforcement measures to address such attacks are unavailable or ineffective, and may even be launched by or at the behest of nation states. While, to date, we have not been subject to cyber-attacks which, individually or in the aggregate, have been material to our operations or financial condition, the preventive actions we take to reduce the risks associated with cyber-attacks, including protection of our systems and networks, may be insufficient to repel or mitigate the effects of a major cyber-attack in the future. Because the techniques used by such individuals or entities to access, disrupt or sabotage devices, systems and networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques, and we may not become aware in a timely manner of such a security breach, which could exacerbate any damage we experience. Additionally, we depend upon our employees and contractors to appropriately handle confidential and sensitive data, including customer data and customer proprietary network information pursuant to applicable federal law, and to deploy our IT resources in a safe and secure manner that does not expose our network systems to security breaches or the loss of data. Any data security incidents, including inadvertent disclosure or internal malfeasance by our employees, unauthorized access or usage, virus or similar breach or disruption of us or our services providers, could result in a loss of confidential information, theft of our intellectual property, damage to our reputation, loss of customers, litigation, regulatory investigations, fines, penalties and other liabilities.
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

Calls and/or text messages originated by our customers may subject us to potential risks, including litigation, regulatory enforcement, fines, and reputational damage. For example, the Telephone Consumer Protection Act of 1991 (the “TCPA”) restricts telemarketing and the use of technologies that enable automatic calling and/or messaging without proper customer consent. This may result in civil claims against us, including those arising due to our customers’ use of our platform, and requests for information through third-party subpoenas or regulatory investigations. Internationally, we also may become subject to similar laws imposing limitations on marketing calls to wireline and wireless numbers. The scope and interpretation of the laws that are or may be applicable to the making and/or delivery of calls and/or messages are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining proper customer consent, we could become subject to lawsuits, fines, civil penalties, potentially significant statutory damages, consent decrees, injunctions, adverse publicity, loss of user confidence in our services, loss of users and other adverse consequences, which could materially harm our business.
Some of our customers may use our platform to transmit illegal, offensive or unauthorized calls and messages, including spam, phishing scams, and links to harmful applications. Some of our customers also may reproduce and distribute copyrighted material or the trademarks of others without permission. Such actions violate our practices and policies, including our Acceptable Use Policy, which applies to all customers. We generally complete considerable “know-your-customer” reviews before a customer can use our platform, although we cannot always conduct proactive audits of our customers thereafter to confirm compliance with our practices and policies, including our Acceptable Use Policy. We rely on our customers’ contractual representations to us that their use of our platform will comply with applicable law and our practices and policies. We also generally evaluate complaints that we receive regarding our customers’ use of our platform. Our substantial efforts will not prevent all illegal robocalls and other fraudulent activity. The unlawful or fraudulent use of our platform could subject us to claims for damages, copyright or trademark infringement, regulatory enforcement, fraud, or negligence or damage our reputation. Even if claims asserted against us do not result in liability, we may incur substantial costs to investigate and defend such claims. If we are liable for our customers’ activities, we could be required to pay fines or penalties, redesign our business methods, or otherwise expend resources to remedy any damages caused by such actions and avoid future liability.
The communications industry faces significant regulatory uncertainties and the resolution of these uncertainties could harm our business, results of operations and financial condition.
If current or future regulations change, the FCC, state or international regulators may not grant us required regulatory authorizations or may take action against us if we are found to have provided services without obtaining the necessary authorizations, or to have violated other requirements of their rules and orders. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may slow our growth and have a material adverse effect on our business, results of operations and financial condition.
Proceedings before the FCC could limit our access to various network services or further increase the rates we must pay for such services. For example, the availability and price of special access facilities could be affected by proceedings before the FCC, changes to applicable FCC rules, and FCC forbearance from the enforcement of obligations on incumbent LECs. Other proceedings before the FCC could result in an increase in the amount we pay to other carriers or a reduction in the revenue we derive from other carriers in, or retroactive liability for, access charges and reciprocal compensation. For example, on December 17, 2019, the FCC issued an order that revised its interpretation of the VoIP symmetry rule. The FCC now concludes that LECs may assess end office switched access charges only if the LEC or its VoIP partner provides a physical connection to the last-mile facilities used to serve an end user. If neither the LEC nor its VoIP partner provides such a physical connection, the LEC may not assess end office switched access charges. The FCC also decided to give its order retroactive effect. We cannot predict the impact on our business, including whether other carriers will agree with our legal interpretations and treatments, at this time. Other proceedings before the FCC could also result in increases in the cost of regulatory compliance. For example, the FCC has opened a proceeding to examine how to improve the delivery of emergency 911 services and whether to expand requirements to include communications services not currently subject to emergency calling obligations. A number of states also have proceedings pending that could impact our access to and the rates we pay for network services. Other state proceedings could limit our pricing and billing flexibility. Our business would be substantially impaired if the FCC, the courts or state commissions eliminated our access to the facilities and services we use to serve our customers, substantially increased the rates we pay for facilities and services, increased the costs or complexity associated with providing emergency 911 services or adversely affected the revenue we receive from other carriers or our customers. In addition, congressional legislative efforts to rewrite the Telecommunications Act of 1996 or enact other telecommunications legislation, as well as various state legislative initiatives, may cause major industry and regulatory changes. We cannot predict the outcome of these proceedings or legislative initiatives or the effects, if any, that these proceedings or legislative initiatives may have on our business and operations.
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
Our operations are subject to regulation at the national level and, often, at the state and local levels. Our operations are also subject to additional regulation by other countries in international markets. Changes to existing regulations or rules, or the failure to regulate going forward in areas historically regulated on matters such as network neutrality, licensing fees, environmental, health and safety, privacy, intercarrier compensation, emergency services, interconnection, illegal robocalling and other areas, in general or particular to our industry, may increase costs, restrict operations or decrease revenue. For example, the recently enacted TRACED Act aims to mitigate illegal robocalls by directing the FCC develop rules requiring participation in the technical standard known as STIR/SHAKEN among other things. As we expand internationally, we are also subject to telecommunications laws and regulations in the foreign countries where we offer our products. Our international operations are subject to country-specific governmental regulation that may increase our costs or impact our products and Bandwidth Communications Platform or prevent us from offering or providing our products in certain countries. Many existing foreign laws and regulations may not fully contemplate CPaaS solutions. The interpretation and enforcement of foreign laws and regulations may involve significant uncertainties. Future legislative, regulatory or judicial actions impacting CPaaS solutions also could increase the cost and complexity of compliance and expose us to liability. Our inability or failure to comply with telecommunications and other laws and regulations could cause the temporary or permanent suspension of our operations, and if we cannot provide emergency calling functionality through our Bandwidth Communications Platform to meet any new federal or state requirements, or any applicable requirements from other countries, the competitive advantages that we currently have may not persist, adversely affecting our ability to obtain and to retain enterprise customers, which could have an adverse impact on our business.
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
For example, as of May 25, 2018, the GDPR replaced the Data Protection Directive with respect to the processing of PII in the EU. The GDPR imposes several stringent requirements for controllers and processors of PII (including non-EU processors who process personal data on behalf of EU controllers), including, for example, more robust internal accountability controls, a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention and secondary use of information and additional obligations when we contract with third parties in connection with the processing of the PII. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20 million or up to 4% of the total worldwide annual revenue for the preceding financial year, whichever is higher, and other administrative penalties. Complying with the GDPR has required us to implement additional mechanisms. As we continue to operate under the GDPR, compliance may become onerous and adversely affect our business, financial condition, results of operations and prospects.

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
In addition, in order to procure, distribute and retain telephone numbers in the EU and the U.K., we will be required to register with the local telecommunications regulatory authorities, some of which have been increasingly monitoring and regulating the categories of phone numbers that are eligible for provisioning to our customers, including geographical, regional, local and toll-free phone numbers. We have registered or obtained licenses, or are in the process of registering or obtaining licenses, in various countries in which we do business, but in some countries, the regulatory regime around provisioning of phone numbers is unclear, subject to change over time, and sometimes may conflict from jurisdiction to jurisdiction. Furthermore, these regulations and governments’ approach to their enforcement, as well as our products and services, are still evolving and we may be unable to maintain compliance with applicable regulations, or enforce compliance by our customers, on a timely basis or without significant cost. Also, compliance with these types of regulations may require changes in products or business practices that result in reduced revenue. If we or our customers use phone numbers in these countries in a manner that violates applicable rules and regulations, we may also be subject to significant penalties or governmental action, including government-initiated audits and, in extreme cases, may be precluded from doing business in that particular country. In the event of such non-compliance, we may be forced to reclaim phone numbers from our customers, which could result in loss of customers, breach of contract claims, loss of revenue and reputational harm, all of which could have a material adverse effect on our business, results of operations and financial condition.
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
While our own limited patent portfolio may deter other operating companies from bringing such actions, patent infringement claims may also be asserted by patent holding companies, which do not use technology and whose sole business is to enforce patents against operators, such as us, for monetary gain. Because such patent holding companies, commonly referred to as patent “trolls,” do not provide services or use technology, the assertion of our own patents by way of counter-claim would be largely ineffective.
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
Many of our third-party suppliers do not have long-term committed contracts with us and may interrupt services or terminate their agreements with us without notice or by providing 30 days prior written notice. Although we expect that we could receive similar services from other third-party suppliers, if any of our arrangements with our third-party suppliers are terminated or interrupted, we could experience interruptions in our ability to make our services available to customers, as well as delays and additional expenses in arranging alternative providers. If a significant portion of our third-party suppliers fail to provide these services to us on a cost-effective basis or otherwise terminate or interrupt these services, the delay caused by qualifying and switching to other providers could be time consuming and costly and could adversely affect our business, results of operations and financial condition.
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
The financial markets in the United States have experienced substantial uncertainty during recent years, particularly following the COVID-19 (coronavirus) outbreak. This uncertainty has included, among other things, extreme volatility in securities prices, drastically reduced liquidity and credit availability, rating downgrades of certain investments and declining values with respect to others. If capital and credit markets continue to experience uncertainty and available funds remain limited, we may not be able to obtain debt or equity financing or to refinance our existing indebtedness on favorable terms or at all, which could affect our strategic operations and our financial performance and force modifications to our operations. These conditions currently have not precluded us from accessing credit markets or financing our operations, but there can be no assurance that financial markets and confidence in major economies will not deteriorate. An extended period of economic deterioration could materially adversely affect our results of operations and financial condition and exacerbate some of the other risk factors contained in this Quarterly Report on Form 10-Q. For example, our customers might defer or entirely decline purchases of our services due to tighter credit or negative financial news or reduce demand for our services. Our customers also may not be able to obtain adequate credit, which could adversely affect the timeliness of their payments to us or ultimately result in a filing by the customer for protection from creditors under applicable insolvency or bankruptcy laws. If our customers cannot make timely payments to us, our accounts receivable could increase. The demand for, and the prices of, our services also may decline due to the actions of our competitors or otherwise.
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
Network providers also may institute additional fees due to regulatory, competitive or other industry-related changes that increase our costs. For example, in February 2020, a major U.S. cellular carrier introduced a new service offering for Application to Person (“A2P”) messages that will add a new fee for A2P messages delivered to its subscribers. Other cellular carriers may introduce similar fees. While we may be able to negotiate with network providers, absorb the increased costs, or charge these costs to our customers, we cannot assure you that we will be able to do so. In the case of new A2P fees, we are passing, and expect to continue to pass, these fees on to our customers who send A2P messages to the carrier's subscribers. This is expected to increase our revenue and cost of goods sold, but is not expected to impact the gross profit received for sending these messages. However, these changes may still have a negative impact on our gross margins mathematically. We also may not be able to effectively respond to any new fees if all network providers in a particular market impose equivalent fee structures, if the magnitude of the fees is disproportionately large when compared to the underlying prices paid by our customers, or if the market conditions limit our ability to increase the prices we charge our customers.
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
Even if Section 355(e) does not apply to the Spin-Off as of the date of our initial public offering or as a result of an increase in voting power attributable to conversions of our Class B common stock by those who held such stock as of our initial public offering, subsequent acquisitions or issuances of our stock could be treated as part of a plan or series of related transactions with respect to the Spin-Off. Accordingly, in light of the requirements of Section 355(e), we might forego share repurchases, stock issuances and other strategic transactions. Notwithstanding the foregoing, it is possible that we, Republic Wireless or the holders of our respective stock might inadvertently cause, permit or otherwise not prevent a change in the ownership of our stock or Republic Wireless’s stock to occur, which would cause Section 355(e) to apply to the Spin-Off, thereby triggering significant U.S. federal income tax-related liabilities and indemnity obligations under the Tax Sharing Agreement of approximately $50 million. This approximation is based on our current expectations and the tax laws in effect as of our initial public offering. However, we cannot provide any assurance that this estimate will prove to be accurate in the event that Section 355(e) were to apply.
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
Earthquakes, hurricanes, fires, floods, pandemics, power outages, terrorist attacks and other significant events could disrupt our business and ability to serve our clients.
A significant event, such as an earthquake, hurricane, a fire, a flood, a pandemic or a power outage, could have a material adverse effect on our business, results of operations or financial condition. For example, the rapid and global spread of COVID-19 (coronavirus) has disrupted businesses and increased travel restrictions. Health concerns or governmental, legal, political or regulatory developments in the United States or other countries in which we or our customers, partners and service providers operate could cause economic, labor or social instability and could materially adversely affect our business and our results of operations and financial condition. Future developments, which are very uncertain, include changing information about the extent and severity of COVID-19 (coronavirus) and evolving responses by governments and businesses. These future developments could materially adversely affect our business and our results of operations and financial condition. Our IP network is designed to be redundant and to offer seamless backup support in an emergency. While our network is designed to withstand the loss of any one data center at any point in time, the simultaneous failure of multiple data centers could disrupt our ability to serve our clients. Additionally, certain of our capabilities cannot be made redundant feasibly or cost-effectively. Acts of physical or cyber terrorism or other geopolitical unrest also could cause disruptions in our business. The adverse impacts of these risks may increase if our disaster recovery plans prove to be inadequate.
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
Prior to our initial public offering, there was no public market for shares of our Class A common stock. On November 10, 2017, we sold shares of our Class A common stock to the public at $20.00 per share. From November 10, 2017, the date that our Class A common stock began trading on the NASDAQ Global Select Market, through April 30, 2020, the trading price of our Class A common stock has ranged from $18.05 per share to $90.63 per share. The trading price of our Class A common stock may continue to be volatile and could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial public offering, including our directors, executive officers and significant stockholders and their respective affiliates who held in the aggregate 70.1% of the voting power of our capital as of March 31, 2020. This limits or precludes your ability to influence corporate matters, including the election of directors, amendments to our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class A common stock has one vote per share, and our Class B common stock has ten votes per share. As of March 31, 2020, our directors, executive officers and holders of more than 5% of our common stock, and their respective affiliates, hold in the aggregate 70.1% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments to our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
In July 2017, S&P Dow Jones, a provider of widely followed stock indices, announced that companies with multiple share classes, such as ours, will not be eligible for inclusion in certain of their indices. As a result, our Class A common stock will likely not be eligible for these stock indices. Additionally, FTSE Russell, another provider of widely followed stock indices, requires constituents of its indices to have at least five percent of their voting rights in the hands of public stockholders. Many investment funds are precluded from investing in companies that are not included in such indices, and these funds would be unable to purchase our Class A common stock if we were not included in such indices. We cannot assure you that other stock indices will not take a similar approach to S&P Dow Jones or FTSE Russell in the future. Exclusion from indices could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.
In addition, several stockholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our common stock may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.
We may become controlled by David A. Morken, our Co-Founder and Chief Executive Officer, whose interests may differ from other stockholders.
If all or substantially all of the holders of our Class B common stock convert their shares into Class A common stock voluntarily or otherwise, Mr. Morken may control approximately 48.1% of the combined voting power of our outstanding capital stock. As a result, Mr. Morken may have the ability to control the appointment of our management, the entering into of mergers, sales of substantially all or all of our assets and other extraordinary transactions and influence amendments to our certificate of incorporation and bylaws. If Mr. Morken controls a majority of the voting power of our outstanding capital stock, he would have the ability to control the vote in any election of directors and would have the ability to prevent any transaction that requires stockholder approval regardless of whether other stockholders believe the transaction is in our best interests. In any of these matters, the interests of Mr. Morken may differ from or conflict with your interests. Moreover, this concentration of ownership may also adversely affect the trading price for our Class A common stock to the extent investors perceive disadvantages in owning stock of a company with a controlling stockholder.
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
Risks Related to the Convertible Notes and Our Indebtedness
Servicing our future indebtedness may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our indebtedness.
Our Credit Facility may limit our ability to pay any cash amount upon the conversion or repurchase of the Convertible Notes.
Our Credit Facility prohibits us from making any cash payments on the conversion or repurchase of the Convertible Notes if, after giving effect to such conversion or repurchase (and any additional indebtedness incurred in connection with such conversion or a repurchase), we would not be in pro forma compliance with our financial covenants under the Credit Facility. Any new credit facility that we may enter into may have similar restrictions. Our failure to make cash payments upon the conversion or repurchase of the Convertible Notes as required under the terms of the Convertible Notes would permit holders of the Convertible Notes to accelerate our obligations under the Convertible Notes. In addition, our Credit Facility with KeyBank National Association and Pacific Western Bank contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that indebtedness becoming immediately payable in full.
We may incur substantially more debt or take other actions which would intensify the risks discussed above.
We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We will not be restricted under the terms of the indenture governing the Convertible Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the Convertible Notes that could have the effect of diminishing our ability to make payments on the Convertible Notes when due. Our Credit Facility restricts our ability to incur additional indebtedness, including secured indebtedness, but if the facility matures or is repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.
We may not have the ability to raise the funds necessary for cash settlement upon conversion of the Convertible Notes or to repurchase the Convertible Notes for cash following a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion of the Convertible Notes or to repurchase the Convertible Notes.
Subject to limited exceptions, holders of the Convertible Notes have the right to require us to repurchase their Convertible Notes upon the occurrence of a fundamental change at a cash repurchase price generally equal to

100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes surrendered therefor or pay the cash amounts due upon conversion. In addition, our ability to repurchase the Convertible Notes or to pay cash upon conversions of the Convertible Notes may be limited by applicable law, by regulatory authorities or by agreements governing our future indebtedness. Our failure to repurchase the Convertible Notes at a time when such repurchase is required by the indenture governing the Convertible Notes or to pay the cash amounts due upon future conversions of the Convertible Notes as required by such indenture would constitute a default under such indenture. A default under the indenture or the fundamental change itself may also lead to a default under agreements governing our existing or future indebtedness, which may result in such existing or future indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under such existing or future indebtedness and repurchase the Convertible Notes or make cash payments upon conversions thereof.
The triggering of the conditional conversion feature of the Convertible Notes may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes during a period in which the Convertible Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, under certain circumstances, such as a fundamental change or event of default, as described in the indenture, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, could have a material effect on our reported financial results.
Under Financial Accounting Standards Board Accounting Standards Codification 470‑20, Debt with Conversion and Other Options, which we refer to as ASC 470‑20, an entity must separately account for the liability and equity components of convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. ASC 470-20 requires the value of the conversion option of the Convertible Notes, representing the equity component, to be recorded as additional paid-in capital within stockholders’ equity in our consolidated balance sheet and as a discount to the debt component of the Convertible Notes, which reduces their initial debt carrying value reflected as a liability on our balance sheets. The carrying value of the debt component of the Convertible Notes, net of the discount recorded, will be accreted up to the principal amount of the Convertible Notes from the issuance date until maturity, which will result in non-cash charges to interest expense in our consolidated statement of operations. Accordingly, we will report lower net income or higher net loss in our financial results because ASC 470‑20 requires interest to include both the current period’s accretion of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our Class A common stock and the trading price of the Convertible Notes.
In addition, under certain circumstances, convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Convertible Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Convertible Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of Class A common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Convertible Notes, then our diluted earnings per share would be adversely affected in periods when we report net income.
The capped call transactions may affect the value of the Convertible Notes and our Class A common stock.
In connection with the pricing of the Convertible Notes, we entered into privately negotiated Capped Calls transactions with certain financial institutions (the “Option Counterparties”). The Capped Calls are expected generally to reduce the potential dilution to our Class A common stock upon any conversion of the Convertible Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap.
We have been advised that in connection with establishing their initial hedges of the Capped Calls, the Option Counterparties or their respective affiliates entered into various derivative transactions with respect to our Class A common stock and/or purchased shares of our Class A common stock concurrently with or shortly after the pricing of the Convertible Notes.
In addition, we have been advised that the Option Counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions at any time prior to the maturity of the Convertible Notes (and are likely to do so during any observation period related to a conversion of Convertible Notes). This activity could cause or avoid an increase or a decrease in the market price of our Class A common stock.
We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the Convertible Notes or our Class A common stock. In addition, we do not make any representation that the Option Counterparties will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.
We are subject to counterparty risk with respect to the Capped Calls.
The Option Counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the Capped Calls. Our exposure to the credit risk of the Option Counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an Option Counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the Capped Calls with such Option Counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our Class A common stock. In addition, upon a default by an Option Counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurances as to the financial stability or viability of the Option Counterparties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

In February 2020, we issued $400 million in aggregate principal amount of Convertible Notes due 2026. In connection with the offering of the Convertible Notes, we entered into privately-negotiated Capped Calls with certain counterparties. The Capped Calls each have an initial strike price of approximately $91.03 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Convertible Notes. The Capped Calls have initial cap prices of $137.40 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 4,394,276 shares of our Class A common stock. See Note 8, “Debt,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for additional information about the Convertible Notes and Capped Calls.
The Company offered and sold the Convertible Notes to the initial purchasers in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and for resale by the initial purchasers to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act. The Company relied on these exemptions from registration based in part on representations made by the initial purchasers in the purchase agreement dated February 25, 2020. The shares of the Class A common stock issuable upon conversion of the Convertible Notes, if any, have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
To the extent that any shares of the Class A common stock are issued upon conversion of the Convertible Notes, they will be issued in transactions anticipated to be exempt from registration under the Securities Act by virtue of Section 3(a)(9) thereof, because no commission or other remuneration is expected to be paid in connection with conversion of the Convertible Notes, and any resulting issuance of shares of the Class A common stock.

Item 6. Exhibits and Financial Statement Schedules

Exhibit Index

Exhibit number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation.	Q3 10-Q	001-38285	3.1	12/14/2017
3.2	Second Amended and Restated Bylaws.	Q3 10-Q	001-38285	3.2	12/14/2017
4.1	Indenture, dated February 28, 2020, between Bandwidth Inc. and Wilmington Trust, National Association	8-K	001-38285	4.1	3/2/2020
4.2	Form of 0.250% Convertible Senior Notes due March 1, 2026 (included as Exhibit A to Exhibit 4.1)	8-K	001-38285	4.2	3/2/2020
10.1	Confirmation of Base Capped Call Transaction, dated February 25, 2020, between Bandwidth Inc. and Barclays Bank PLC	8-K	001-38285	10.1	3/2/2020
10.2	Confirmation of Base Capped Call Transaction, dated February 25, 2020, between Bandwidth Inc. and JPMorgan Chase Bank, National Association, New York Branch	8-K	001-38285	10.2	3/2/2020
10.3	Confirmation of Base Capped Call Transaction, dated February 25, 2020, between Bandwidth Inc. and Bank of Montreal	8-K	001-38285	10.3	3/2/2020
10.4	Confirmation of Base Capped Call Transaction, dated February 25, 2020, between Bandwidth Inc. and Morgan Stanley & Co. LLC	8-K	001-38285	10.4	3/2/2020
10.5	Confirmation of Base Capped Call Transaction, dated February 25, 2020, between Bandwidth Inc. and Goldman Sachs & Co. LLC	8-K	001-38285	10.5	3/2/2020

10.6	Confirmation of Additional Capped Call Transaction, dated February 26, 2020, between Bandwidth Inc. and Barclays Bank PLC	8-K	001-38285	10.6	3/2/2020
10.7	Confirmation of Additional Capped Call Transaction, dated February 26, 2020, between Bandwidth Inc. and JPMorgan Chase Bank, National Association, New York Branch	8-K	001-38285	10.7	3/2/2020
10.8	Confirmation of Additional Capped Call Transaction, dated February 26, 2020, between Bandwidth Inc. and Bank of Montreal	8-K	001-38285	10.8	3/2/2020
10.9	Confirmation of Additional Capped Call Transaction, dated February 26, 2020, between Bandwidth Inc. and Morgan Stanley & Co. LLC	8-K	001-38285	10.9	3/2/2020
10.10	Confirmation of Additional Capped Call Transaction, dated February 26, 2020, between Bandwidth Inc. and Goldman Sachs & Co. LLC	8-K	001-38285	10.10	3/2/2020
31.1	Certificate of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
101.INS	XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.				Filed herewith
101.SCH	XBRL Taxonomy Schema Document.				Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith
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

BANDWIDTH INC.

Date:	May 4, 2020	By:	/s/ David A. Morken
David A. Morken
Chief Executive Officer
(Principal Executive Officer)

Date:	May 4, 2020	By:	/s/ Jeffrey A. Hoffman
Jeffrey A. Hoffman
Chief Financial Officer
(Principal Accounting and Financial Officer)