Form 10-Q
period 2020-06-30
Bandwidth Inc.
filed 2020-07-31
CIK 1514416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of July 24, 2020, 20,669,553 shares of the registrant’s Class A common stock and 3,499,554 shares of registrant’s Class B common stock were outstanding, respectively.

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
•our expectations about the impact of public health epidemics, such as COVID-19, or natural disasters on our business, results of operations and financial condition; and
•our ability to successfully integrate and benefit from any future strategic acquisitions or investments.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BANDWIDTH INC.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	As of December 31,	As of June 30,
	2019	2020
Assets
Current assets:
Cash and cash equivalents	$184,414	$290,979
Restricted cash	590	930
Other investments	—	230,780
Accounts receivable, net of allowance for doubtful accounts	30,187	41,779
Prepaid expenses and other current assets	9,260	10,871
Deferred costs	2,498	1,992
Total current assets	226,949	577,331
Property and equipment, net	41,654	43,770
Operating right-of-use asset	21,031	18,699
Intangible assets, net	6,569	6,309
Deferred costs, non-current	1,952	3,042
Other long-term assets	1,533	1,939
Goodwill	6,867	6,867
Deferred tax asset, net	34,861	—
Total assets	$341,416	$657,957
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,190	$4,474
Accrued expenses and other current liabilities	27,328	29,405
Current portion of deferred revenue	5,177	5,236
Advanced billings	4,167	4,523
Operating lease liability, current	4,876	5,067
Total current liabilities	45,738	48,705
Operating lease liability, net of current portion	19,868	17,065
Deferred revenue, net of current portion	5,720	6,352
Convertible senior notes	—	272,901
Total liabilities	71,326	345,023
Stockholders’ equity:
Class A and Class B common stock	24	24
Additional paid-in capital	275,553	340,215
Accumulated deficit	(5,528)	(27,227)
Accumulated other comprehensive income (loss)	41	(78)
Total stockholders’ equity	270,090	312,934
Total liabilities and stockholders’ equity	$341,416	$657,957
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020

Revenue	$56,779	$76,790	$110,100	$145,308
Cost of revenue	30,110	42,009	58,876	78,368
Gross profit	26,669	34,781	51,224	66,940
Operating expenses:
Research and development	7,656	9,554	15,373	19,084
Sales and marketing	8,514	8,655	16,863	18,072
General and administrative	14,282	16,840	28,615	32,936
Total operating expenses	30,452	35,049	60,851	70,092
Operating loss	(3,783)	(268)	(9,627)	(3,152)
Other income (expense), net	729	(3,868)	930	(4,774)
Loss before income taxes	(3,054)	(4,136)	(8,697)	(7,926)
Income tax benefit (provision)	6,526	(16,505)	14,161	(13,773)
Net income (loss)	$3,472	$(20,641)	$5,464	$(21,699)

Net income (loss) per share
Basic	$0.15	$(0.86)	$0.25	$(0.91)
Diluted	$0.14	$(0.86)	$0.23	$(0.91)

Weighted average number of common shares outstanding:
Basic	23,102,553	23,973,663	21,807,523	23,768,616
Diluted	24,447,417	23,973,663	23,262,496	23,768,616
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Net income (loss)	$3,472	$(20,641)	$5,464	$(21,699)
Other comprehensive income (loss)
Unrealized gain on marketable securities, net of income taxes	13	—	21	—
Foreign currency translation, net of income taxes	12	(23)	12	(119)
Other comprehensive income (loss)	25	(23)	33	(119)
Total comprehensive income (loss)	$3,497	$(20,664)	$5,497	$(21,818)

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

Table of Contents of Contents

BANDWIDTH INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

Exercises of vested stock options	11,206	—	—	—	108	—	—	108
Vesting of restricted stock units	19,510	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(3,014)	—	—	—	(191)	—	—	(191)
Conversion of Class B voting common stock to Class A voting common stock	250,000	1	(250,000)	—	—	—	—	1
Unrealized gain on marketable securities	—	—	—	—	—	1	—	1
Foreign currency translation	—	—	—	—	—	75	—	75
Stock based compensation	—	—	—	—	1,666			1,666
Net loss	—	—	—	—	—	—	(1,956)	(1,956)
Balance at December 31, 2019	18,584,478	19	4,927,401	5	275,553	41	(5,528)	270,090
Issuance of debt conversion option	—	—	—	—	104,553	—	—	104,553
Debt conversion option issuance costs, net of tax	—	—	—	—	(3,731)	—	—	(3,731)
Capped call option purchase price	—	—	—	—	(43,320)	—	—	(43,320)
Exercises of vested stock options	32,059	—	—	—	244	—	—	244
Vesting of restricted stock units	103,824	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(14,411)	—	—	—	(1,021)	—	—	(1,021)
Conversion of Class B voting common stock to Class A voting common stock	500,250	—	(500,250)	(1)	—	—	—	(1)
Foreign currency translation	—	—	—	—	—	(96)	—	(96)
Stock based compensation	—	—	—	—	2,499	—	—	2,499
Net loss	—	—	—	—	—	—	(1,058)	(1,058)
Balance at March 31, 2020	19,206,200	19	4,427,151	4	334,777	(55)	(6,586)	328,159
Debt conversion option issuance costs, net of tax	—	—	—	—	(11)	—	—	(11)
Exercises of vested stock options	502,182	1	—	—	3,296	—	—	3,297
Vesting of restricted stock units	21,871	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(2,133)	—	—	—	(272)	—	—	(272)
Conversion of Class B voting common stock to Class A voting common stock	827,597	—	(827,597)	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	(23)	—	(23)
Stock based compensation	—	—	—	—	2,425	—	—	2,425
Net loss	—	—	—	—	—	—	(20,641)	(20,641)
Balance at June 30, 2020	20,555,717	$20	3,599,554	$4	$340,215	$(78)	$(27,227)	$312,934
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2019	2020
Cash flows from operating activities
Net income (loss)	$5,464	$(21,699)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	4,321	6,640
Right-of-use asset amortization	1,999	2,332
Accretion of bond discount	(478)	—
Amortization of debt discount and issuance costs	139	6,314
Stock-based compensation	3,306	4,924
Deferred taxes	(14,263)	14,254
Loss on disposal of property and equipment	351	260
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(2,683)	(11,609)
Prepaid expenses and other assets	(3,586)	(2,041)
Deferred costs	1,290	(584)
Accounts payable	(95)	41
Accrued expenses and other liabilities	1,584	2,417
Deferred revenue and advanced billings	(1,047)	1,047
Operating right-of-use liability	(1,714)	(2,612)
Net cash used in operating activities	(5,412)	(316)
Cash flows from investing activities
Purchase of property and equipment	(7,844)	(7,550)
Capitalized software development costs	(1,675)	(1,498)
Purchase of marketable securities	(55,933)	—
Proceeds from sales and maturities of marketable securities	18,000	—
Purchase of other investments	—	(230,780)
Net cash used in investing activities	(47,452)	(239,828)
Cash flows from financing activities
Proceeds from the follow-on public offering, net of underwriting discounts	147,391	—
Payment of costs related to the follow-on public offering	(755)	—
Proceeds from issuance of convertible senior notes	—	400,000
Payment of debt issuance costs	(125)	(11,965)
Purchase of capped call	—	(43,320)
Proceeds from exercises of stock options	6,381	3,540
Value of equity awards withheld for tax liabilities	(945)	(1,198)
Net cash provided by financing activities	151,947	347,057

BANDWIDTH INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	(8)
Net increase in cash, cash equivalents, and restricted cash	99,082	106,905
Cash, cash equivalents, and restricted cash, beginning of period	41,501	185,004
Cash, cash equivalents, and restricted cash, end of period	$140,583	$291,909

Supplemental disclosure of cash flow information
Cash paid for interest	$96	$32
Cash paid (refunded) for taxes	$157	$(154)

Supplemental disclosure of noncash investing and financing activities
Purchase of property and equipment, accrued but not paid	$2,725	$1,082
Equity awards withheld for tax liabilities, accrued but not paid	$267	$272
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

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Use of Estimates
The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the amounts reported in these financial statements and accompanying notes. These estimates in the condensed consolidated financial statements include, but are not limited to, allowance for doubtful accounts, reserve for expected credit losses, reserve for sales credits, recoverability of long lived and intangible assets, discount rates used in the valuation of right-of-use assets and lease liabilities, the fair value of the liability and equity components of the Company’s Convertible Notes (as defined herein), estimated period of benefit, valuation allowances on deferred tax assets, certain accrued expenses, and contingencies. Although the Company believes that the estimates it uses are reasonable, due to the inherent uncertainty involved in making these estimates, actual results reported in future periods could differ from those estimates.
Effective January 1, 2020, due to the continued growth in customers and low churn rates, the Company updated its calculation of the estimated period of benefit for nonrefundable upfront fees from 3 years to 4 years. For the three and six months ended June 30, 2020, the Company reduced total revenue by approximately $437 and $876, respectively, and reduced cost of revenue by approximately $247 and $566, respectively, related to the change in the estimated period of benefit.
Cash and Cash Equivalents
The Company classifies all highly liquid investments with stated maturities of three months or less from the date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months from the date of purchase as current marketable securities, with the exception of time deposits which are classified as other investments. Cash deposits are primarily in financial institutions in the United States. However, cash for monthly operating costs of international operations are deposited in banks outside the United States. The Company has a policy of making investments only with commercial institutions that have at least an investment grade credit rating. The Company invests its cash primarily in government securities and obligations, corporate debt securities, money market funds and reverse repurchase agreements (“RRAs”). RRAs are collateralized by deposits in the form of Government Securities and Obligations for an amount not less than 102% of their value. The Company does not record an asset or liability as the Company is not permitted to sell or repledge the associated collateral. The Company has a policy that the collateral has at least an “A” (or equivalent) credit rating. The Company utilizes a third-party custodian to manage the exchange of funds and ensure that collateral received is maintained at 102% of the value of the RRAs on a daily basis. RRAs with stated maturities of greater than three months from the date of purchase are classified as marketable securities.

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
Accounts Receivable and Current Expected Credit Losses
Accounts receivable are stated at realizable value, net of allowances, which includes an allowance for doubtful accounts and a reserve for expected credit losses. The allowance for doubtful accounts is based on management’s assessment of the collectability of its customer accounts. The Company regularly reviews the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, current economic trends, and reasonable and supportable forecasts about the future. Relevant risks characteristics include customer size and historical loss patterns. Management has evaluated the expected credit losses related to trade accounts receivable and determined that allowances of approximately $769 and $597 for uncollectible accounts and customer balances that are disputed were required as of December 31, 2019 and June 30, 2020, respectively. Refer to Note 4, “Financial Statement Components” to these condensed consolidated financial

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

statements, for a rollforward of the components of the allowances as of December 31, 2019 and June 30, 2020. Refer to the Recently Adopted Accounting Standard section for the adoption of ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses for discussion of financial assets measured at amortized cost, including trade receivables.
The Company includes unbilled receivables in its accounts receivable balance. Generally, these receivables represent services provided to customers, which will be billed in the next billing cycle. All amounts are considered collectible and billable. As of December 31, 2019 and June 30, 2020, unbilled receivables were $16,200 and $22,658, respectively.
Concentration of Credit Risk
Financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities, other investments and trade accounts receivable. Cash deposits may be in excess of insured limits. The Company believes that the financial institutions that hold its cash deposits are financially sound and, accordingly, minimal credit risk exists with respect to these balances.
With regard to customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As of December 31, 2019, no individual customer represented more than 10% of the Company’s accounts receivable, net of allowance for doubtful accounts. As of June 30, 2020, one individual customer represented approximately 11% of the Company’s accounts receivable, net of allowance for doubtful accounts.
For the three and six months ended June 30, 2019, no individual customer represented more than 10% of the Company’s total revenue. For both the three and six months ended June 30, 2020, one individual customer represented approximately 10% of the Company's total revenue.
Deferred Revenue and Customer Deposits
Deferred revenue is recorded when cash payments are received in advance of future usage on contracts. Revenue is typically recognized in the following month as services are rendered or, in the case of nonrefundable upfront fees, over the estimated period of benefit from the date the fee is incurred by the customer.
Customer refundable payments are recorded as advanced billings. During the three and six months ended June 30, 2020, the Company recognized revenue of $846 and $1,932 related to its contract liabilities as of December 31, 2019. The Company expects to recognize $5,236 in revenue over the next twelve months related to its contract liabilities as of June 30, 2020.
Recently Adopted Accounting Standards
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for interim and annual reporting periods beginning after December 15, 2019. As a result of the Company’s prospective adoption of this standard, the Company capitalized implementation costs related to cloud computing arrangements of $432 as of June 30, 2020. See Note 6, “Property and Equipment” to these condensed consolidated financial statements, for additional details.
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

3. Fair Value Measurements
The carrying amounts of cash and cash equivalents, other investments, accounts receivable, accounts payable and accrued expenses approximate fair value as of December 31, 2019 and June 30, 2020 because of the relatively short duration of these instruments.
The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The following table summarizes the assets measured at fair value as of December 31, 2019 and June 30, 2020:

	Fair value measurements on a recurring basis December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents:
Money market account	$25,000	$—	$—	$25,000
Time deposits	75,250	—	—	75,250
Total financial assets	$100,250	$—	$—	$100,250

	Fair value measurements on a recurring basis June 30, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents:
Money market account	$233,333	$—	$—	$233,333
Time deposits	25,195	—	—	25,195
Total included in cash and cash equivalents	258,528	—	—	258,528
Other investments:
Time deposits	230,780	—	—	230,780
Total financial assets	$489,308	$—	$—	$489,308
As of June 30, 2020, the fair value of the Convertible Notes, as further described in Note 8, “Debt”, was approximately $598,500. The fair value was determined based on the closing price for the Convertible Notes on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
The money market account is included in cash and cash equivalents in the condensed consolidated balance sheets as of December 31, 2019 and June 30, 2020.
During the three and six months ended June 30, 2019, there were $9,000 and $18,000 in maturities of marketable securities, respectively.
Interest earned on marketable securities was $3 and $6 for the three and six months ended June 30, 2019, respectively, and $0 for the three and six months ended June 30, 2020, and is recorded within other income (expense), net, in the accompanying condensed consolidated statements of operations.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

4. Financial Statement Components
Accounts receivable, net of allowances consist of the following:

	As of December 31,	As of June 30,
	2019	2020
Trade accounts receivable	$14,692	$19,122
Unbilled accounts receivable	16,200	22,658
Allowance for doubtful accounts and reserve for expected credit losses	(769)	(597)
Other accounts receivable	64	596
Total accounts receivable, net	$30,187	$41,779
Components of allowance for doubtful accounts and reserve for expected credit losses are as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Balance, beginning of period	$(1,018)	$(883)	$(906)	$(769)
Charged to bad debt expense	(284)	9	(416)	(180)
Deductions (1)	209	277	229	352
Balance, end of period	$(1,093)	$(597)	$(1,093)	$(597)

________________________
(1) Write off of uncollectible accounts after all collection efforts have been exhausted.

Accrued expenses and other current liabilities consisted of the following:

	As of December 31,	As of June 30,
	2019	2020
Accrued expense	$12,701	$15,578
Accrued compensation and benefits	8,284	7,789
Accrued sales, use, and telecom related taxes	5,439	5,633
Other accrued expenses	904	405
Total accrued expenses and other current liabilities	$27,328	$29,405

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
ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company determines if an arrangement is a lease at inception. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company did not have any finance leases as of June 30, 2020. The Company presents the operating leases in long-term assets and current and long-term liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2020.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The Company sub-leases approximately 17,073 square feet of office space to a related party, Republic Wireless, Inc. (“Republic”). Future minimum sub-lease receipts required under the non-cancellable lease are as follows:

As of June 30,
2020
2020 (remaining)	$225
2021	457
2022	249
$931

As of June 30, 2020, the Company had six leased properties, with remaining lease terms of 2.08 years to 5.17 years, some of which include options to extend the leases for up to 5 years. None of the options to extend the leases are recognized in operating lease ROU assets or lease liabilities. None of the leases include options to terminate the lease.
The components of lease expense recorded in the condensed consolidated statement of operations were as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Operating lease cost	$1,434	$1,461	$2,653	$2,922
Sublease income (1)	(200)	(96)	(451)	(192)
Total net lease cost	$1,234	$1,365	$2,202	$2,730
________________________
(1) See Note 15, “Related Parties” to these condensed consolidated financial statements, for additional details on sublease income.

Supplemental balance sheet information related to leases was as follows:

		As of December 31,	As of June 30,
Leases	Classification	2019	2020
Assets:
Operating lease assets	Operating ROU asset, net of accumulated amortization (1)	$21,031	$18,699
Total leased assets		$21,031	$18,699

Liabilities:
Current
Operating	Operating lease liability, current	$4,876	$5,067
Non-current
Operating	Operating lease liability, non-current	19,868	17,065
Total lease liabilities		$24,744	$22,132
________________________
(1) Operating lease assets are recorded net of accumulated amortization of $4,269 and $6,601 as of December 31, 2019 and June 30, 2020, respectively.

Supplemental cash flow and other information related to leases was as follows:

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

	Six months ended June 30,
	2019	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$1,714	$2,612
Weighted average remaining operating lease term (in years)	4.76	3.88
Weighted average operating lease discount rate	5.00%	4.99%

Maturities of operating lease liabilities were as follows:

As of June 30,
2020
2020 (remaining)	$2,705
2021	6,587
2022	6,302
2023	5,926
2024	1,987
2025	949
Total lease payments	24,456
Less: imputed interest	(2,304)
Less: accrued lease incentive	(20)
Total lease obligations	22,132
Less: current obligations	(5,067)
Long-term lease obligations	$17,065

6. Property and Equipment
Property and equipment, net consisted of the following:

	As of December 31,	As of June 30,
	2019	2020
Furniture and fixtures	$2,373	$2,388
Computer and office equipment	4,627	4,764
Telecommunications equipment	44,324	50,431
Leasehold improvements	5,263	5,846
Software	2,018	2,427
Internal-use software development	17,952	19,183
Automobile	10	10
Total cost	76,567	85,049
Less—accumulated depreciation	(34,913)	(41,279)
Total property and equipment, net	$41,654	$43,770
The Company capitalized $1,080 and $1,675 of software development costs in the three and six months ended June 30, 2019, respectively, and $708 and $1,498 in the three and six months ended June 30, 2020, respectively.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Amortization expense related to capitalized software development costs were $384 and $1,173 for the three and six months ended June 30, 2019, respectively, and $588 and $1,170 for the three and six months ended June 30, 2020, respectively. As of June 30, 2020, unamortized implementation costs related to cloud computing arrangements are $432, of which $104 are included in prepaid expenses and other current assets and $328 are included in other long-term assets.
The Company recognized depreciation expense, which includes amortization of capitalized software development costs, as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Cost of revenue	$1,530	$2,340	$2,823	$4,674
Research and development	63	129	131	244
Sales and marketing	24	31	52	60
General and administrative	365	712	1,055	1,402
Total depreciation expense	$1,982	$3,212	$4,061	$6,380

7. Intangible Assets
Intangible assets, net consisted of the following as of December 31, 2019:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Amortization Period
				(Years)
Customer relationships	$10,396	$(4,591)	$5,805	20
Other, definite lived	3,933	(3,933)	—	2 - 7
Licenses, indefinite lived	764	—	764	Indefinite
Total intangible assets, net	$15,093	$(8,524)	$6,569
        Intangible assets, net consisted of the following as of June 30, 2020:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Amortization Period
				(Years)
Customer relationships	$10,396	$(4,851)	$5,545	20
Other, definite lived	3,933	(3,933)	—	2 - 7
Licenses, indefinite lived	764	—	764	Indefinite
Total intangible assets, net	$15,093	$(8,784)	$6,309

Amortization expense for definite lived intangible assets was $130 and $260 for the three and six months ended June 30, 2019, respectively, and $130 and $260 for the three and six months ended June 30, 2020, respectively. The remaining amortization period for definite lived intangible assets is 11 years.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Future estimated amortization expense for definite lived intangible assets is as follows:

As of June 30,
2020
2020 (remaining)	$260
2021	520
2022	520
2023	520
2024	520
Thereafter	3,205
$5,545

8. Debt
Revolving Loan
On February 25, 2020, the Company entered into a waiver agreement with respect to its revolving loan (the “Credit Facility”) with KeyBank National Association and Pacific Western Bank (the “Lenders”), which provides for consent to accommodate the issuance of the Convertible Notes and entry into the Capped Calls (as defined below). The waiver agreement (“Cash Collateral Requirement”) requires the Company to covenant with the Lenders to deposit an amount of funds into a controlled account, which will restrict the ability to use such funds until the Credit Facility is paid in full or terminated. If the Company fails to comply with these covenants or to make payments under its indebtedness when due, the Company would be in default under that indebtedness, which could, in turn, result in that indebtedness becoming immediately payable in full. On April 27, 2020, the First Amendment Agreement to the Credit Security Agreement was executed in which the Lenders consented to remove the cash collateral requirement and to terminate the controlled account.
As of December 31, 2019, unamortized debt issuance costs were $125, of which $70 were in included in prepaid expenses and other current assets and $55 were included in other long-term assets. As of June 30, 2020, the outstanding debt issuance costs are $96, of which $62 are included in prepaid expenses and other current assets and $34 are included in other long-term assets.
As of December 31, 2019 and June 30, 2020, the Company had $0 outstanding on the Credit Facility and was in compliance with all financial and non-financial covenants for all periods presented. The available borrowing capacity under the Credit Facility was $25,000 as of June 30, 2020.
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
The Convertible Notes may bear special interest under specified circumstances relating to the Company's failure to comply with its reporting obligations under the indenture governing the Convertible Notes (the “indenture”) or if the Convertible Notes are not freely tradeable as required by the indenture. The Convertible Notes will mature on March 1, 2026, unless earlier repurchased, redeemed by the Company, or converted pursuant to their terms. The total net proceeds from the Convertible Notes, after deducting initial purchaser discounts, costs related to the Capped Calls, and debt issuance costs, paid by the Company, were approximately $344,757.
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
(3)upon the occurrence of certain corporate events or distributions on its Class A common stock; and
(4)if the Company calls such Convertible Notes for redemption.
On or after September 1, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Convertible Notes may, at their option, convert all or a portion of their Convertible Notes regardless of the foregoing conditions.
Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Class A common stock, or a combination of cash and shares of Class A common stock, at the Company's election. It is the Company's current intent to settle the principal amount of the Convertible Notes with cash.
During the three months ended June 30, 2020, the conditions allowing holders of the Convertible Notes to convert were not met.
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
In accounting for the issuance of the Convertible Notes, the Company separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $125,160 and was determined by deducting the fair value of the liability component from the par value of the Convertible Notes. The difference represents the debt discount that is amortized to interest expense at an effective interest rate of 6.763% over the term of the Convertible Notes. The carrying amount of the equity component was $57,491 and is recorded in additional paid-in-capital. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, is amortized to interest expense at an annual effective interest rate of 6.805% over the contractual terms of the Convertible Notes.
In accounting for the transaction costs related to the Convertible Notes, the Company allocated the total amount incurred to the liability and equity components of the Convertible Notes based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component were approximately $8,217, were recorded as an additional debt discount and are amortized to interest expense using the effective interest method over the contractual terms of the Convertible Notes. Issuance costs attributable to the equity component of $3,742 were netted with the equity component in stockholders’ equity.
The net carrying amount of the liability component of the Convertible Notes was as follows:

As of June 30,
2020
Principal	$400,000
Unamortized discount	(119,269)
Unamortized debt issuance costs	(7,830)
Net carrying amount	$272,901

The net carrying amount of the equity component of the Convertible Notes was as follows:

As of June 30,
2020
Proceeds allocated to the conversion options (debt discount)	$125,160
Issuance costs	(3,742)
Net carrying amount	$121,418

The following table sets forth the interest expense recognized related to the Convertible Notes:

	Three months ended June 30,	Six months ended June 30,
	2020	2020
Contractual interest expense	$249	$345
Amortization of debt issuance costs	4,262	5,891
Amortization of debt discount	280	386
Total interest expense related to the Convertible Notes	$4,791	$6,622

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

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
CPaaS
Revenue	$47,989	$67,076	$93,002	$126,197
Cost of revenue	26,473	37,229	51,773	69,121
Gross profit	$21,516	$29,847	$41,229	$57,076
Other
Revenue	$8,790	$9,714	$17,098	$19,111
Cost of revenue	3,637	4,780	7,103	9,247
Gross profit	$5,153	$4,934	$9,995	$9,864
Consolidated
Revenue	$56,779	$76,790	$110,100	$145,308
Cost of revenue	30,110	42,009	58,876	78,368
Gross profit	$26,669	$34,781	$51,224	$66,940

The Company's long-lived assets were primarily held in the United States as of December 31, 2019 and June 30, 2020. As of December 31, 2019 and June 30, 2020, long-lived assets held outside of the United States were $2,924 and $2,321, respectively.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The Company generates its revenue primarily in the United States. Revenue by geographic area is detailed in the table below (which is determined based on the customer billing address):

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
CPaaS
United States	$47,907	$65,207	$92,851	$122,605
International	82	1,869	151	3,592
Total	$47,989	$67,076	$93,002	$126,197

Other
United States	$8,722	$9,418	$16,951	$18,543
International	68	296	147	568
Total	$8,790	$9,714	$17,098	$19,111

10. Stockholders’ Equity
Preferred Stock
As of December 31, 2019 and June 30, 2020, the Company had authorized 10,000,000 shares of undesignated preferred stock, par value $0.001, of which no shares were issued and outstanding.
Common Stock
As of December 31, 2019 and June 30, 2020, the Company had authorized 100,000,000 shares of Class A common stock, par value $0.001 per share, with one vote per share and 20,000,000 shares of Class B common stock, par value $0.001 per share, with ten votes per share. As of December 31, 2019, 18,584,478 and 4,927,401 shares of Class A common stock and Class B common stock, respectively, were issued and outstanding. As of June 30, 2020, 20,555,717 and 3,599,554 shares of Class A common stock and Class B common stock, respectively, were issued and outstanding.
Shares of Class B common stock are convertible into shares of Class A common stock upon the stockholder’s voluntary written notice to the Company’s transfer agent or a transfer by the stockholder, subject to limited exceptions for transfers for estate planning purposes.
Reserved Shares
The Company had reserved shares of Class A common stock for issuance under stock-based award agreements as follows:

	As of December 31,	As of June 30,
	2019	2020
Stock options issued and outstanding	853,399	313,956
Nonvested restricted stock units issued and outstanding	392,351	468,797
Stock-based awards available for grant under the 2017 Plan	1,310,354	2,037,531
	2,556,104	2,820,284

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
Stock Options
The following summarizes the stock option activity for the periods presented:

	Number of options outstanding	Weighted- average exercise price (per share)	Weighted- average remaining contract life (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2019	853,399	$8.07	3.41	$47,770
Granted	—	—
Exercised	(534,241)	6.63		45,248
Forfeited or cancelled	(5,202)	10.31
Outstanding as of June 30, 2020	313,956	$10.50	4.86	$36,577

Options vested and exercisable at June 30, 2020	240,354	$8.96	4.22	$28,372
Options vested and expected to vest as of June 30, 2020	313,458	$10.49	4.86	$36,521
Aggregate intrinsic value is computed based on the difference between the option exercise price and the fair value of the Company’s common stock as of June 30, 2020, based on the Company’s Class A common stock price as reported on the NASDAQ Global Select Market.
No options were granted for the three and six months ended June 30, 2019 and 2020.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The total estimated grant date fair value of options vested was $223 and $280 for the three and six months ended June 30, 2019, respectively, and $83 and $129 for the three and six months ended June 30, 2020, respectively.
As of June 30, 2020, total unrecognized compensation cost related to all non-vested stock options was $305, which will be amortized over a weighted-average period of 1.06 years.
Restricted Stock Units
The following summarizes the RSU activity for the periods presented:

	Number of awards outstanding	Weighted-average grant date fair value (per share)
Nonvested RSUs as of December 31, 2019	392,351	$35.22
Granted	211,260	64.55
Vested	(125,695)	39.20
Forfeited or cancelled	(9,119)	46.55
Nonvested RSUs as of June 30, 2020	468,797	$47.15
As of June 30, 2020, total unrecognized compensation cost related to non-vested RSUs was $19,758, which will be amortized over a weighted-average period of 2.92 years.
Stock-Based Compensation Expense
The Company recognized total stock-based compensation expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Cost of revenue	$50	$(60)	$106	$115
Research and development	358	620	730	1,073
Sales and marketing	292	376	612	771
General and administrative	930	1,489	1,858	2,965
Total	$1,630	$2,425	$3,306	$4,924

12. Commitments and Contingencies
Operating Leases
The Company leases office space under operating lease agreements that expire over the next 5.17 years. See Note 5, “Right-of-Use Asset and Lease Liabilities” to the condensed consolidated financial statements, for additional details on the Company's operating lease commitments.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Contractual Obligations
On October 25, 2015, the Company entered into an agreement with a telecommunications service provider. The service agreement requires the Company to pay a monthly recurring charge beginning on January 1, 2016 associated with the services received. The service agreement is non-cancellable and contains annual minimum commitments of $1,200, to be fulfilled over five years or for as long as the Company continues to receive services from this vendor. In addition, as of June 30, 2020, the Company has $9,983 in other non-cancellable purchase obligations, consisting of primarily network equipment maintenance and software license contracts, of which $5,516 will be fulfilled within one year.
On May 16, 2020, the Company entered into an indemnity agreement with a development company (the “developer”) relating to predevelopment work for approximately 40 acres of vacant land in Raleigh, North Carolina, currently owned by the State of North Carolina (the “State”), upon which the Company intends to construct its office headquarters. The indemnity agreement requires the Company to reimburse the developer fifty percent of the predevelopment work expenses, to a maximum of $318, if certain conditions are not satisfied. As of June 30, 2020, the Company expects all of the required conditions to be satisfied.
On June 15, 2020, the Company signed a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with the State regarding the proposed sale to Bandwidth of the approximately 40 acres of vacant land located at the southwest quadrant of Reedy Creek Road and Edwards Mill Road in Raleigh, North Carolina (the “Land”). The consideration for the proposed sale of the Land to Bandwidth is $30,000. The Purchase and Sale Agreement is subject to due diligence, approvals and other customary closing conditions.
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

13. Employee Benefit Plan
The Company sponsors a defined contribution 401(k) plan, which allows eligible employees to defer a portion of their compensation. The Company, at its discretion, may make matching contributions. The Company made matching contributions of $373 and $886 for the three and six months ended June 30, 2019, respectively, and $475 and $1,109 for the three and six months ended June 30, 2020, respectively.

14. Income Taxes
At the end of each interim reporting period, the Company determines the income tax provision by using an estimate of the annual effective tax rate, adjusted for discrete items occurring in the quarter. The effective income tax rate reflects the effect of federal and state income taxes and the permanent impacts of differences in book and tax accounting.
The Company’s effective tax rate was 213.7% and 162.8% for the three and six months ended June 30, 2019, respectively, and (399.1)% and (173.8)% for the three and six months ended June 30, 2020, respectively. The

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

change in tax rate is primarily due to the change in judgment related to the realizability of certain deferred tax assets and the resulting valuation allowance.
Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established.
During the three months ended June 30, 2020, management reviewed all available evidence and determined it was not more likely than not that the U.S. deferred tax assets would be realized. The evidence considered in this assessment included, but was not limited to, negative cumulative earnings over multiple periods, the increase in net deferred tax assets as a result of stock compensation deductions, as well as decreased future forecasted income associated with intentional investment in the business. Accordingly, income tax expense for the three months ended June 30, 2020 included a $14,173 charge to increase the valuation allowance on the U.S. deferred tax assets which was treated as a discrete item for the three months ended June 30, 2020.
The Company’s effective tax rate for the three and six months ended June 30, 2020, is lower than the U.S. federal statutory rate of 21.0% primarily due to the change in judgment related to the realizability of certain deferred tax assets and the corresponding valuation allowance.

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
The Company recorded a reduction of rent expense under the Facilities Sharing Agreement of $200 and $451 for the three and six months ended June 30, 2019, respectively, and $96 and $192 for the three and six months ended June 30, 2020, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations. No amounts were due to the Company under the Facilities Sharing Agreement as of December 31, 2019 and June 30, 2020.
The Tax Sharing Agreement governs rights and obligations after the Spin-Off regarding income taxes and other taxes, including tax liabilities and benefits, attributes, returns and contests. There were no amounts outstanding or payable under this agreement as of December 31, 2019 and June 30, 2020.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The Master Services Agreement specifies certain wholesale telecommunications services to be provided by the Company. The agreement is cancellable at any time by either party. The Company provided telecommunication services to Republic of $677 and $1,569 for the three and six months ended June 30, 2019, respectively, and $583 and $1,116 for the three and six months ended June 30, 2020, respectively. The Company recognized such amounts as revenue in the accompanying condensed consolidated statements of operations. As of December 31, 2019 and June 30, 2020, the Company had a receivable of $161 and $192, respectively, under the Master Services Agreement.
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
Subsequent to the expiration of the 180-day IPO blackout window on May 9, 2018, Republic employees that held Bandwidth stock options began exercising their options. Upon exercise, Bandwidth withholds the employee tax amounts due from the proceeds. Bandwidth had collected on behalf of, and remitted withholding tax to, Republic of $714 and $1,327 for the three and six months ended June 30, 2019, respectively, and $241 and $549 for the three and six months ended June 30, 2020, respectively. There were no amounts outstanding or payable as of December 31, 2019 and June 30, 2020.
On September 30, 2019, the Company entered into a services agreement with Republic. Pursuant to the terms of the new agreement, Republic receives services performed by the Company’s legal department, effective September 30, 2019. The Company is compensated by Republic for these services based on costs incurred by the Company. The Company received net compensation under this agreement of $16 and $47 for the three and six months ended June 30, 2020, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations. As of December 31, 2019 and June 30, 2020, the Company had a receivable of $10 and $5 under this agreement, respectively.

16. Basic and Diluted Income (Loss) per Common Share
Basic net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potential shares of common stock, including stock options and stock related to unvested restricted stock awards.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The components of basic and diluted income (loss) per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Net income (loss) attributable to common stockholders	$3,472	$(20,641)	$5,464	$(21,699)
Net income (loss) per share:
Basic	$0.15	$(0.86)	$0.25	$(0.91)
Diluted	$0.14	$(0.86)	$0.23	$(0.91)
Weighted Average Number of Common Shares Outstanding
Basic	23,102,553	23,973,663	21,807,523	23,768,616
Dilutive effect of stock options and restricted stock units	1,344,864	—	1,454,973	—
Diluted	24,447,417	23,973,663	23,262,496	23,768,616
There were no common share equivalents with anti-dilutive effects for the three and six months ended June 30, 2019. The common share equivalents with anti-dilutive effects excluded from the weighted average shares used to calculate net loss per common share for the three and six months ended June 30, 2020 were 313,956 stock options and 468,797 nonvested RSUs outstanding, respectively.

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
For the three months ended June 30, 2019 and 2020, total revenue was $56.8 million and $76.8 million, respectively. CPaaS revenue for the three months ended June 30, 2019 and 2020 was $48.0 million and $67.1 million, respectively, representing an increase of 40% in 2020. Net income for the three months ended June 30, 2019 was $3.5 million and net loss for the three months ended June 30, 2020 was $20.6 million. For the three months ended June 30, 2019 and 2020, the number of active CPaaS customer accounts was 1,467 and 1,900, respectively, representing a year over year increase of 30% in 2020.

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
The circumstances caused by COVID-19 resulted in increased use of our services during the three and six months ended June 30, 2020 because of more reliance on our offerings to connect people during a time of physical

Management’s Discussion and Analysis
distancing and work from home environments. Increased usage was mostly driven by large enterprise customers that offer unified communications as a service (“UCaaS”) and meeting solutions. We anticipate significant usage of these services and solutions to continue until the effects of COVID-19 abate. We believe that usage of many of these services and solutions will continue after the effects of COVID-19 abate as employees and enterprises utilize work from home arrangements more prevalently. The broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain. As a result of the COVID-19 pandemic, nearly all of our employees in the United States and Europe worked from home during the calendar quarter ending on June 30, 2020 and we implemented certain travel restrictions, neither of which disrupted our operations. The COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our customers, suppliers and third-party business partners conduct business and, as a result, we may experience disruptions in our operations. We may experience curtailed customer demand that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we may experience impact from enterprises reducing usage of our services, delaying decisions to implement our services, and reducing marketing spend. The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See “Item 1A. Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

Key Performance Indicators
We monitor the following key performance indicators (“KPIs”) to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. We believe the following KPIs are useful in evaluating our business:

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020

	(Dollars in thousands)
Number of active CPaaS customers (as of period end)	1,467	1,900	1,467	1,900
Dollar-based net retention rate	113%	133%	112%	130%
Adjusted EBITDA	$24	$5,522	$(1,639)	$8,621
Free cash flow	$(4,062)	$2,671	$(14,931)	$(9,364)
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
For the three and six months ended June 30, 2019 and 2020, revenue from active CPaaS customer accounts represented approximately 99% of total CPaaS revenue.

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
For the three months ended June 30, 2019 and 2020, we generated 66% and 74% of our CPaaS revenue, respectively, from usage-based fees. We also earn monthly fees from services such as phone number services and 911 access service. For the three months ended June 30, 2019 and 2020, we generated 32% and 24% of our CPaaS revenue, respectively, in each period from monthly per unit fees. The remaining 2% of our CPaaS revenue is generated from other miscellaneous services.
For the six months ended June 30, 2019 and 2020, we generated 65% and 73% of our CPaaS revenue, respectively, from usage-based fees. We also earn monthly fees from services such as phone number services and 911 access service. For the six months ended June 30, 2019 and 2020, we generated 32% and 25% of our CPaaS revenue, respectively, in each period from monthly per unit fees. The remaining 3% and 2% of our CPaaS revenue is generated from other miscellaneous services.
The remainder of our revenue is generated by our Other segment. Other revenue is composed of revenue earned from our legacy services and indirect revenue. Other revenue as a percentage of total revenue is expected to continue to decline over time.
We recognize accounts receivable at the time the customer is invoiced. Additionally, we record a receivable and revenue for unbilled revenue if the services have been delivered and are billable in subsequent periods. Unbilled revenue made up 56% and 54% of outstanding accounts receivable, net of allowance for doubtful accounts as of June 30, 2019 and 2020, respectively.

Management’s Discussion and Analysis
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

Management’s Discussion and Analysis
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
Income Taxes
For the three months ended June 30, 2019 and 2020, our effective tax rate was 213.7% and (399.1)%, respectively. The decrease in our effective tax rate is primarily due to the change in judgment related to the realizability of certain deferred tax assets and the resulting valuation allowance.
For the six months ended June 30, 2019 and 2020, our effective tax rate was 162.8% and (173.8)%, respectively. The decrease in our effective tax rate is primarily due to the change in judgment related to the realizability of certain deferred tax assets and the resulting valuation allowance.
Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established.
During the three months ended June 30, 2020, management reviewed all available evidence and determined it was not more likely than not that the U.S. deferred tax assets would be realized. The evidence considered in this assessment included, but was not limited to, negative cumulative earnings, the increase in net deferred tax assets as a result of stock compensation deductions, as well as decreased future forecasted income associated with intentional investment in the business. Accordingly, income tax expense for the three months ended June 30, 2020 included a $14.2 million dollar charge to increase the valuation allowance on the U.S. deferred tax assets which was treated as a discrete item for the three months ended June 30, 2020.
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
Consolidated

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020

	(In thousands)
Consolidated Gross Profit	$26,669	$34,781	$51,224	$66,940
Depreciation	1,530	2,340	2,823	4,674
Stock-based compensation	50	(60)	106	115
Non-GAAP Gross Profit	$28,249	$37,061	$54,153	$71,729
Non-GAAP Gross Margin %	50%	48%	49%	49%

Management’s Discussion and Analysis
By Segment
CPaaS

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020

	(In thousands)
CPaaS Gross Profit	$21,516	$29,847	$41,229	$57,076
Depreciation	1,530	2,340	2,823	4,674
Stock-based compensation	50	(60)	106	115
Non-GAAP CPaas Gross Profit	$23,096	$32,127	$44,158	$61,865
Non-GAAP CPaaS Gross Margin %	48%	48%	47%	49%
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

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020

	(In thousands)
Net income (loss)	$3,472	$(20,641)	$5,464	$(21,699)
Income tax (benefit) provision (1) (2)	(6,526)	16,505	(14,161)	13,773
Interest (income) expense, net	(719)	3,864	(920)	4,723
Depreciation	1,982	3,212	4,061	6,380
Amortization of acquired intangibles	130	130	260	260
Stock-based compensation	1,630	2,425	3,306	4,924
Loss on disposal of property and equipment	55	27	351	260
Adjusted EBITDA	$24	$5,522	$(1,639)	$8,621
________________________
(1) Includes excess tax benefits (reversals) associated with the exercise of stock options and vesting of restricted stock units of $5,717 and $11,739 in the three and six months ended June 30, 2019, respectively, and $(1,292) and $— in the three and six months ended June 30, 2020, respectively.
(2) Includes $14,173 of tax expense to record a valuation allowance on U.S. deferred tax assets in the three and six months ended June 30, 2020.
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
•income tax benefit resulting from excess tax benefits associated with the exercise of stock options, vesting of restricted stock units and equity compensation; and
•expense resulting from recording the valuation allowance on our deferred tax assets.
We calculate Non-GAAP basic and diluted shares by adding the weighted average of outstanding Series A redeemable convertible preferred stock, if any, to the weighted average number of outstanding basic and diluted shares, respectively.

Management’s Discussion and Analysis
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

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020

	(In thousands)
Net income (loss)	$3,472	$(20,641)	$5,464	$(21,699)
Stock-based compensation	1,630	2,425	3,306	4,924
Amortization related to acquisitions	130	130	260	260
Amortization of debt discount and issuance costs for convertible debt	—	4,542	—	6,277
Loss on disposal of property and equipment	55	27	351	260
Estimated tax effects of adjustments	(465)	1,160	(1,004)	—
Valuation allowance (1)	—	14,173	—	14,173
Income tax (benefit) provision of equity compensation	(5,717)	1,292	(11,739)	—
Non-GAAP net (loss) income	$(895)	$3,108	$(3,362)	$4,195
Non-GAAP net (loss) income per Non-GAAP share
Basic	$(0.04)	$0.13	$(0.15)	$0.18
Diluted	$(0.04)	$0.13	$(0.15)	$0.17

Non-GAAP weighted average number of shares outstanding
Non-GAAP basic shares	23,102,553	23,973,663	21,807,523	23,768,616
Stock options issued and outstanding	—	444,739	—	616,929
Nonvested RSUs outstanding	—	288,964	—	278,746
Non-GAAP diluted shares	23,102,553	24,707,366	21,807,523	24,664,291
________________________
(1) The company recognized a tax expense of $14,173 to record a valuation allowance on U.S. deferred tax assets in the three and six months ended June 30, 2020.

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

Management’s Discussion and Analysis

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020

	(In thousands)
Net cash provided by (used in) operating activities	$3,623	$7,291	$(5,412)	$(316)
Net cash used in investing in capital assets (1)	(7,685)	(4,620)	(9,519)	(9,048)
Free cash flow	$(4,062)	$2,671	$(14,931)	$(9,364)
________________________
(1) Represents the acquisition cost of property, equipment and capitalized development costs for software for internal use.

Results of Operations
Consolidated Results of Operations
The following table sets forth the consolidated statements of operations for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020

	(In thousands)
Revenue:
CPaaS revenue	$47,989	$67,076	$93,002	$126,197
Other revenue	8,790	9,714	17,098	19,111
Total revenue	56,779	76,790	110,100	145,308
Cost of revenue:
CPaaS cost of revenue	26,473	37,229	51,773	69,121
Other cost of revenue	3,637	4,780	7,103	9,247
Total cost of revenue	30,110	42,009	58,876	78,368
Gross profit:
CPaaS	21,516	29,847	41,229	57,076
Other	5,153	4,934	9,995	9,864
Total gross profit	26,669	34,781	51,224	66,940
Operating expenses:
Research and development	7,656	9,554	15,373	19,084
Sales and marketing	8,514	8,655	16,863	18,072
General and administrative	14,282	16,840	28,615	32,936
Total operating expenses	30,452	35,049	60,851	70,092
Operating loss	(3,783)	(268)	(9,627)	(3,152)
Other income (expense), net
Interest income (expense), net	719	(3,864)	920	(4,723)
Other income (expense), net	10	(4)	10	(51)
Total other income (expense), net	729	(3,868)	930	(4,774)
Loss before income taxes	(3,054)	(4,136)	(8,697)	(7,926)
Income tax benefit (provision)	6,526	(16,505)	14,161	(13,773)
Net income (loss)	$3,472	$(20,641)	$5,464	$(21,699)

Management’s Discussion and Analysis
The following table sets forth our results of operations as a percentage of our total revenue for the periods presented. *

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Revenue:
CPaaS revenue	85%	87%	84%	87%
Other revenue	15%	13%	16%	13%
Total revenue	100%	100%	100%	100%
Cost of revenue:
CPaaS cost of revenue	47%	48%	47%	48%
Other cost of revenue	6%	6%	6%	6%
Total cost of revenue	53%	54%	53%	54%
Gross profit:
CPaaS	38%	39%	38%	39%
Other	9%	6%	9%	7%
Total gross profit	47%	45%	47%	46%
Operating expenses:
Research and development	13%	12%	14%	13%
Sales and marketing	15%	11%	15%	12%
General and administrative	25%	22%	26%	23%
Total operating expenses	53%	45%	55%	48%
Operating loss	(7)%	—%	(9)%	(2)%
Other income (expense), net
Interest income (expense), net	1%	(5)%	1%	(3)%
Other income (expense), net	—%	—%	—%	—%
Total other income (expense), net	1%	(5)%	1%	(3)%
Loss before income taxes	(5)%	(5)%	(8)%	(5)%
Income tax benefit (provision)	11%	(21)%	13%	(9)%
Net income (loss)	6%	(27)%	5%	(15)%
(*) Columns may not foot due to rounding.

Management’s Discussion and Analysis
Comparison of the three months ended June 30, 2019 and 2020
Revenue

	Three Months Ended June 30,
	2019	2020	Change

	(Dollars in thousands)
Revenue:
CPaaS revenue	$47,989	$67,076	$19,087	40%
Other revenue	8,790	9,714	924	11%
Total revenue	$56,779	$76,790	$20,011	35%
For the three months ended June 30, 2020, total revenue increased by $20.0 million, or 35%, compared to the same period in 2019, and CPaaS revenue increased by $19.1 million, or 40%, compared to the same period in 2019. The increase in CPaaS revenue was primarily attributable to an increase in the usage of all our service offerings, particularly our voice and messaging usage, which accounted for $16.2 million of the increase in CPaaS revenue and our phone number services and 911-enabled phone number services, which accounted for $2.2 million of the increase in CPaaS revenue. The economic situation caused by COVID-19 caused increased usage in the quarter because of more reliance on our offerings to connect people during a time of physical distancing and work from home environment. Increased usage was mostly driven by large enterprise customers that offer UCaaS services and meeting solutions. CPaaS revenue also increased by $0.7 million from higher usage pricing due to a shift in product mix to products with a higher rate compared to prior year. The changes in usage and price in 2020 compared to the same period in 2019 were reflected in our dollar-based net retention rate of 133%. The increase in usage was also attributable to a 30% increase in the number of active CPaaS customer accounts, from 1,467 as of June 30, 2019 to 1,900 as of June 30, 2020. In addition, revenue from new CPaaS customers contributed $3.3 million, or 7%, to CPaaS revenue for 2020 compared to $2.8 million, or 7%, to CPaaS revenue in the same period in 2019. As a percentage of total revenue, CPaaS revenue increased from 85% in 2019 to 87% in the same period in 2020.
Other revenue increased by $0.9 million, or 11%, in 2020 due to higher indirect revenue, which increased by $1.6 million related to an increase in messaging surcharges, offset by the expected decline of legacy revenue, which decreased by $0.7 million, compared to the same period in 2019.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2019	2020	Change

	(Dollars in thousands)
Cost of revenue:
CPaaS cost of revenue	$26,473	$37,229	$10,756	41%
Other cost of revenue	3,637	4,780	1,143	31%
Total cost of revenue	$30,110	$42,009	$11,899	40%
Gross profit	$26,669	$34,781	$8,112	30%
Gross margin:
CPaaS	45%	44%
Other	59%	51%
Total gross margin	47%	45%

Management’s Discussion and Analysis
For the three months ended June 30, 2020, total gross profit increased by $8.1 million, or 30%, compared to the same period in 2019. Total gross margin decreased from 47% to 45% during the same period. This decrease in gross margin was primarily caused by an increase in network costs to support increased usage, higher costs due to the geographic mix of usage and an increase in Other costs due to higher messaging surcharges. For the three months ended June 30, 2020, CPaaS cost of revenue increased by $10.8 million, or 41%, compared to the same period in 2019. CPaaS cost of revenue increased primarily due to an increase in voice usage costs of net $6.1 million due to growth in minutes used by customers. Network costs also increased $3.1 million due to network expansions and depreciation expense. Cost of messaging increased by $1.4 million due to growth in messages used by customers and increased cost per message. Cost of phone numbers increased by $0.2 million. COVID-19 and the increased usage resulting from the work at home environment generated increased voice usage costs, messaging usage costs and network expansions. These increased costs did not have a material impact to cost per minute or message. CPaaS gross margin decreased from 45% for three months ended June 30, 2019 to 44% for the same period in 2020. Excluding depreciation and stock-based compensation of $1.6 million for the three months ended June 30, 2019 and $2.3 million for the same period in 2020, CPaaS Non-GAAP gross margin was 48% for both periods, and total Non-GAAP gross margin was 50% and 48%, respectively.
For the three months ended June 30, 2020, other cost of revenue increased by $1.1 million compared to the same period in 2019, primarily due to a $1.4 million increase in cost of indirect revenue related to messaging surcharges and cost of carrier access revenue offset by a $0.3 million decrease as a result of churn in legacy services.
Operating Expenses

	Three Months Ended June 30,
	2019	2020	Change

	(Dollars in thousands)
Research and development	$7,656	$9,554	$1,898	25%
Sales and marketing	8,514	8,655	141	2%
General and administrative	14,282	16,840	2,558	18%
Total operating expenses	$30,452	$35,049	$4,597	15%
For the three months ended June 30, 2020, R&D expenses related to the expansion of our product offerings increased by $1.9 million, or 25%, compared to the same period in 2019. This increase was primarily due to increased personnel costs of $2.1 million offset by a decrease in non-headcount costs of $0.2 million.
For the three months ended June 30, 2020, sales and marketing expenses increased by $0.1 million, or 2%, compared to the same period in 2019, primarily due to an overall increase in sales personnel costs of $0.9 million offset by a decrease in non-headcount costs of $0.8 million.
For the three months ended June 30, 2020, general and administrative expenses increased by $2.6 million, or 18%, compared to the same period in 2019. This increase was due to higher personnel cost of $2.0 million, depreciation and amortization costs of $0.7 million, bank charges and license costs of $0.3 million, facilities expense of $0.2 million, offset by lower travel and entertainment expenses of $0.3 million and other non-headcount costs of $0.3 million, which contributed to the overall increase in general and administrative expenses.
Interest Income, Net
For the three months ended June 30, 2020, interest expense, net increased by $4.6 million compared to the same period in 2019, due to a $0.1 million decrease in interest income from the investment of follow-on equity offering proceeds offset by $4.7 million increase in interest expense mainly related to the Convertible Notes. See Note 8, “Debt” to the condensed consolidated financial statements, for additional details.

Management’s Discussion and Analysis
Income Tax Benefit
For the three months ended June 30, 2020, income tax benefit decreased by $23.0 million compared to the same period in 2019. The effective tax rate for the three months ended June 30, 2020 was (399.1)% compared to 213.7% in the same period in 2019. The decrease in our effective tax rate is primarily due to the change in judgment related to the realizability of certain deferred tax assets and the resulting valuation allowance.
Comparison of the six months ended June 30, 2019 and 2020
Revenue

	Six months ended June 30,
	2019	2020	Change

	(Dollars in thousands)
Revenue:
CPaaS revenue	$93,002	$126,197	$33,195	36%
Other revenue	17,098	19,111	2,013	12%
Total revenue	$110,100	$145,308	$35,208	32%
For the six months ended June 30, 2020, total revenue increased by $35.2 million, or 32%, compared to the same period in 2019, and CPaaS revenue increased by $33.2 million, or 36%, compared to the same period in 2019. The increase in CPaaS revenue was primarily attributable to an increase in the usage of all our service offerings, particularly voice and messaging, which accounted for $26.8 million of the increase in CPaaS revenue, and our phone number services and 911-enabled phone number services, which accounted for $4.3 million of the increase in CPaaS revenue. The economic situation caused by COVID-19 caused increased usage during the second half of the quarter because of more reliance on our offerings to connect people during a time of physical distancing and work from home environment. Increased usage was mostly driven by large enterprise customers that offer UCaaS services and meeting solutions. CPaaS revenue also increased by $2.0 million from higher usage pricing due to a shift in product mix to products with a higher rate compared to prior year. The changes in usage and price in 2020 compared to the same period in 2019 were reflected in our dollar-based net retention rate of 130%. The increase in usage was also attributable to a 30% increase in the number of active CPaaS customer accounts, from 1,467 as of June 30, 2019 to 1,900 as of June 30, 2020. In addition, revenue from new CPaaS customers contributed $5.9 million, or 6%, to CPaaS revenue for the six months ended June 30, 2020 compared to $4.8 million, or 6%, to CPaaS revenue in the same period in 2019. As a percentage of total revenue, CPaaS revenue increased from 84% in 2019 to 87% in the same period in 2020.
Other revenue increased by $2.0 million, or 12%, in 2020 due to higher indirect revenue, which increased by $3.3 million related to an increase in messaging surcharges, offset by the expected decline of legacy revenue, which decreased by $1.3 million, compared to the same period in 2019.

Management’s Discussion and Analysis
Cost of Revenue and Gross Margin

	Six months ended June 30,
	2019	2020	Change

	(Dollars in thousands)
Cost of revenue:
CPaaS cost of revenue	$51,773	$69,121	$17,348	34%
Other cost of revenue	7,103	9,247	2,144	30%
Total cost of revenue	$58,876	$78,368	$19,492	33%
Gross profit	$51,224	$66,940	$15,716	31%
Gross margin:
CPaaS	44%	45%
Other	58%	52%
Total gross margin	47%	46%
For the six months ended June 30, 2020, total gross profit increased by $15.7 million, or 31%, compared to the same period in 2019. Total gross margin decreased from 47% to 46% during the same period. For the six months ended June 30, 2020, CPaaS cost of revenue increased by $17.3 million, or 34%, compared to the same period in 2019. CPaaS cost of revenue increased primarily due to a increase in voice usage costs of net $9.2 million due to growth in minutes used by customers, partially offset by a decrease in the cost per minute from vendors. Network costs also increased $5.7 million due to network expansions and personnel costs. Cost of messaging increased by $2.3 million due to growth in messages used by customers and increased cost per message. Cost of phone numbers increased by $0.1 million. COVID-19 and the increased usage resulting from the work at home environment generated increased voice usage costs, messaging usage costs and network expansions. These increased costs did not have a material impact to cost per minute or message and did not impact gross margin percentages. CPaaS gross margin increased from 44% in 2019 to 45% in 2020. Excluding depreciation and stock-based compensation of $2.9 million for the six months ended June 30, 2019 and $4.8 million for the same period in 2020, CPaaS Non-GAAP gross margin was 47% and 49% for 2019 and 2020, respectively, and total Non-GAAP gross margin was 49% for both periods.
For the six months ended June 30, 2020, other cost of revenue increased by $2.2 million compared to the same period in 2019, primarily due to a $2.7 million increase in cost of indirect revenue related to messaging surcharges and cost of carrier access revenue offset by a $0.5 million decrease as a result of churn in legacy services.
Operating Expenses

	Six months ended June 30,
	2019	2020	Change

	(Dollars in thousands)
Research and development	$15,373	$19,084	$3,711	24%
Sales and marketing	16,863	18,072	1,209	7%
General and administrative	28,615	32,936	4,321	15%
Total operating expenses	$60,851	$70,092	$9,241	15%
For the six months ended June 30, 2020, R&D expenses related to the expansion of our product offerings increased by $3.7 million, or 24%, compared to the same period in 2019. This increase was primarily due to increased personnel costs of $3.8 million offset by a decrease in non-headcount costs of $0.1 million.

Management’s Discussion and Analysis
For the six months ended June 30, 2020, sales and marketing expenses increased by $1.2 million, or 7%, compared to the same period in 2019 primarily due to an overall increase in sales personnel costs of $2.7 million offset by a decrease in non-headcount costs of $1.5 million.
For the six months ended June 30, 2020, general and administrative expenses increased by $4.3 million, or 15%, compared to the same period in 2019. This increase was due to higher personnel cost of $2.9 million, depreciation and amortization costs of $0.8 million, facilities expense of $0.7 million, bank charges and license costs of $0.4 million, hosted software costs of $0.3 million, offset by lower travel and entertainment expenses of $0.4 million, other non-headcount costs of $0.2 million, and lower professional expenses of $0.2 million.
Interest Income, Net
For the six months ended June 30, 2020, interest expense, net increased by $5.6 million compared to the same period in 2019, due to a $0.8 million decrease in interest income from the investment of follow-on equity offering proceeds offset by $6.5 million increase in interest expense mainly related to the Convertible Notes (see Note 8, “Debt” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for additional details).
Income Tax Benefit
For the six months ended June 30, 2020, income tax benefit decreased by $27.9 million compared to the same period in 2019. The effective tax rate for the six months ended June 30, 2020 was (173.8)% compared to 162.8% in the same period in 2019. The decrease in our effective tax rate is primarily due to the change in judgment related to the realizability of certain deferred tax assets and the resulting valuation allowance.
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
Statement of Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
	2019	2020

	(In thousands)
Net cash used in operating activities	$(5,412)	$(316)
Net cash used in investing activities	(47,452)	(239,828)
Net cash provided by financing activities	151,947	347,057
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	(8)
Net increase in cash, cash equivalents, and restricted cash	$99,082	$106,905

Management’s Discussion and Analysis

Cash Flows from Operating Activities
For the six months ended June 30, 2020, cash used in operating activities was $0.3 million, consisting of net loss of $21.7 million adjusted for non-cash items. These non-cash items included deferred tax expense of $14.3 million, depreciation and amortization expense of $6.6 million, amortization of debt discount and issuance costs of $6.3 million, stock-based compensation expenses of $4.9 million, right-of-use asset amortization of $2.3 million, and loss on disposal of property and equipment of $0.3 million, offset by cash used by changes in operating assets and liabilities of $13.3 million. Cash generated in operating assets and liabilities included an increase in accrued expenses and other liabilities of $2.4 million and an increase in deferred revenue and advanced billings of $1.0 million. Offsetting these cash generating items in assets and liabilities were an increase in accounts receivable of $11.6 million, a decrease in operating right-of-use liability of $2.6 million, an increase in prepaid expenses and other assets of $2.0 million, and an increase of deferred costs of $0.6 million.
For the six months ended June 30, 2019, cash used in operating activities was $5.4 million, consisting of net income of $5.5 million adjusted for non-cash items. These non-cash items included depreciation and amortization expense of $4.3 million, stock-based compensation expenses of $3.3 million, right-of-use asset amortization of $2.0 million, loss on disposal of property and equipment of $0.4 million, and amortization of debt discount and issuance cost of $0.1 million, offset by deferred tax benefit of $14.3 million, accretion of bond discount of $0.4 million and cash used by changes in operating assets and liabilities of $6.3 million. Cash generated from operating assets and liabilities included an increase in accrued expenses and other liabilities of $1.6 million, and a decrease in deferred costs of $1.3 million. Offsetting these cash generating items in assets and liabilities were an increase in prepaid expenses and other assets of $3.6 million, an increase in accounts receivable of $2.7 million, a decrease in operating right-of-use liability of $1.7 million, a decrease in deferred revenue of $1.1 million, and a decrease in accounts payable of $0.1 million.
Cash Flows from Investing Activities
For the six months ended June 30, 2020, cash used in investing activities was $239.8 million from the purchase of other investments of $230.8 million, the purchase of property and equipment of $7.6 million and capitalized internally developed software costs of $1.5 million.
For the six months ended June 30, 2019, cash used in investing activities was $47.5 million from the investment in marketable securities of $55.9 million, the purchase of property and equipment of $7.9 million and capitalized internally developed software costs of $1.7 million, partially offset by maturities of marketable securities of $18.0 million.
Cash Flows from Financing Activities
For the six months ended June 30, 2020, cash provided by financing activities was $347.1 million consisting primarily of $400.0 million in proceeds from issuance of the Convertible Notes and $3.5 million in proceeds from the issuance of stock options, partially offset by $43.3 million in the purchase of the Capped Calls, $11.9 million in payments of debt issuance costs and $1.2 million in value of equity awards withheld for tax liabilities.
For the six months ended June 30, 2019, cash provided by financing activities was $151.9 million consisting primarily of $147.4 million in proceeds from the follow-on public offering, $6.4 million in proceeds from the exercises of stock options, partially offset by $0.9 million in value of equity awards withheld for tax liabilities, $0.8 million in payments related to the cost of the follow-on public offering and $0.1 million in payments of debt issuance costs.
Debt

Management’s Discussion and Analysis
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
As of June 30, 2020, we had $0 outstanding under the Credit Facility and were in compliance with all financial and non-financial covenants for all periods presented. The available borrowing capacity under our Credit Facility was $25.0 million as of June 30, 2020.
As of June 30, 2020, the outstanding unamortized loan fees for the Credit Facility were $0.1 million and were included in prepaid expenses and other current assets, and other long-term assets in our consolidated balance sheets.
On February 28, 2020, we issued $400.0 million aggregate principal amount of 0.25% convertible senior notes due 2026 (the “Convertible Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act, including $50.0 million aggregate principal amount of such Convertible Notes pursuant to the exercise in full of the initial purchasers’ over-allotment option. The interest on the Convertible Notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2020.
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
Contractual Obligations and Other Commitments
The following table summarizes our non-cancellable contractual obligations as of June 30, 2020:

	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	More than 5 years

	(In thousands)
Operating leases (1)	$24,456	$2,705	$12,889	$8,862	$—
Convertible Notes (2)	400,000	—	—	—	400,000
Purchase obligations (3)	10,583	6,116	4,390	74	3
Total	$435,039	$8,821	$17,279	$8,936	$400,003
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

Management’s Discussion and Analysis
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
Interest Rate Risk
Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents of $291.0 million and other investments of $230.8 million as of June 30, 2020, which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of interest bearing checking accounts, money market accounts and time deposits. Other investments consist of time deposits with greater than 90 days to maturity.
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
Our debt is comprised in part of a Credit Facility, which had no amount outstanding as of June 30, 2020. Loans under the credit agreement governing the Credit Facility will bear interest at the highest of (i) the bank’s prime rate, (ii) the federal funds effective rate plus 0.5 percent, and (iii) the London Interbank Offered Rate plus 1.00 percent. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
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
Foreign Currency Risk
Our customers consume our services primarily in the United States. Our revenue and expenses are primarily denominated in U.S. dollars and as a result we have minimal foreign currency risk as of June 30, 2020.
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
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In August 2016, we received a Civil Investigative Demand from the Consumer Protection Division of the North Carolina Department of Justice relating to the billing, collection and remission of certain taxes and surcharges associated with 911 service pursuant to applicable laws of the State of North Carolina. We have not been served with a complaint in connection with that investigation.
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
The recent COVID-19 pandemic and the global attempt to contain it may harm our business and results of operations.
The global spread of COVID-19 and the various measures to contain its effects have created significant volatility, uncertainty, and economic disruption worldwide. The pandemic has severely curtailed all travel and most of our employees now work from home, which disrupts how we typically operate. We may experience slowdowns in customer payments, increased customer churn, and reduced usage of our Bandwidth Communications Platform by some customers.
The extent to which the COVID-19 pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. These include: the duration and scope of the pandemic; governmental, business and individual actions that have been and continue to be taken in response to the pandemic; the effect on our customers, customer demand for our services, and our customers’ ability to pay for our services; disruptions to or restrictions on our employees’ ability to work and travel; and any effects of the pandemic on our customers, suppliers and vendors. If we need to access the capital markets and other sources of liquidity, there can be no assurance that financing may be available on attractive terms, if at all.
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
In order to grow our business, we must continue to attract new customers in a cost-effective manner. We use a variety of marketing channels to promote our services, our Bandwidth Communications Platform, and we periodically adjust the mix of our marketing programs. If the costs of the marketing channels we use increase dramatically, then we may choose to use alternative and less expensive channels, which may not be as effective as the channels we currently use. As we add to or change the mix of our marketing strategies, we may need to expand into more expensive channels than those we are currently in, which could adversely affect our business, results of operations and financial condition. We also cannot predict the extent to which COVID-19 may cause us to adjust how we promote our services, including adjustments to our use of marketing channels. We will incur marketing expenses before we are able to recognize any revenue that the marketing initiatives may generate, and these expenses may not result in increased revenue or brand awareness. We have made in the past, and may make in the future, significant expenditures and investments in new marketing campaigns. We cannot assure you that any new investments in sales and marketing, including any increased focus on enterprise sales efforts, will lead to the cost-effective acquisition of additional customers or increased sales or that our sales and marketing efficiency will be consistent with prior periods. If we are unable to maintain effective marketing programs, then our ability to attract new customers could be materially and adversely affected, our advertising and marketing expenses could increase substantially and our results of operations may suffer.
The market for some of our services and platform is new and unproven, may decline or experience limited growth and is dependent in part on enterprises and developers continuing to adopt our platform and use our services.
We have been developing and providing a cloud-based platform that enables developers and organizations to integrate voice and messaging communications capabilities into their software applications. This market is relatively new and unproven and is subject to a number of risks and uncertainties. We believe that our future success will depend in large part on the growth, if any, of this market. For example, the utilization of software APIs by developers and organizations to build communications functionality into their applications is still relatively new, and developers and organizations may not recognize the need for, or benefits of, our services and platform. Moreover, if they do not recognize the need for and benefits of our services and platform, they may decide to adopt alternative services and/or develop the necessary services in-house to satisfy their business needs. In order to grow our business and expand our market position, we intend to focus on educating enterprise customers about the benefits of our services and platform, expanding the functionality of our services and bringing new technologies to market to increase market acceptance and use of our platform. Our ability to expand the market that our services and platform address depends upon a number of factors, including the cost, performance and perceived value associated with such services and platform. The market for our services and platform could fail to grow significantly or there could be a reduction in demand for our services and platform as a result of a lack of customer acceptance, technological changes or challenges, competing services, platforms and services, decreases in spending by current and prospective customers, weakening economic conditions, geopolitical developments, global pandemics, or other causes. If our market does not experience significant growth or demand for our services and platform decreases, then our business, results of operations and financial condition could be adversely affected.
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
We have experienced substantial growth in our business since inception, which has placed and may continue to place significant demands on our corporate culture, operational infrastructure and management. We believe that our corporate culture has been a critical component of our success. We have invested substantial time and resources in building our team and nurturing our culture. As we expand our business and mature as a public company, we may find it difficult to maintain our corporate culture while managing this growth, particularly if governmental responses to COVID-19 require that many of our employees work remotely for a prolonged period of time. Any failure to manage our anticipated growth and organizational changes in a manner that preserves the key aspects of our culture could hurt our chance for future success, including our ability to recruit and retain personnel, and effectively focus on and pursue our corporate objectives. This, in turn, could adversely affect our business, results of operations and financial condition.
In addition, as we have rapidly grown, our organizational structure has become more complex. In order to manage these increasing complexities, we will need to continue to scale and adapt our operational, financial and management controls, as well as our reporting systems and procedures. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and management resources before our revenue increases and without any assurances that our revenue will increase.
Finally, if this growth continues, it could strain our ability to maintain reliable service levels for our customers. If we fail to achieve the necessary level of efficiency in our organization as we grow, then our business, results of operations and financial condition could be adversely affected.
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
The promotion of our brand also requires us to make substantial expenditures, and we anticipate that these expenditures will increase as our market becomes more competitive and as we expand into new markets. To the extent that these activities increase revenue, this revenue still may not be enough to offset the increased expenses we incur. In addition, due to restrictions on travel and in-person meetings resulting from COVID-19, we have attended planned customer and industry events as virtual-only experiences and cancelled others. We may alter, postpone, or cancel other events in the future. Virtual meetings, events and interactions may not be as successful and may constrain our marketing, promotional and sales activity. If we do not successfully maintain and enhance our brand, then our business may not grow, we may see our pricing power reduced relative to competitors and we may lose customers, all of which would adversely affect our business, results of operations and financial condition.
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
•public health epidemics, such as COVID-19, or natural disasters, which could have an adverse impact on our employees, contractors, customers, partners, travel and the global economy; and
•political or social unrest or economic instability in a specific country or region in which we operate, which could have an adverse impact on our operations in that location.
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
We, along with many other telecommunications companies and similar service providers, currently are subject to litigation regarding our billing, collection and remittance of non-income-based taxes and other similar charges regarding 911 services alleged to apply in certain states, counties, and municipalities located in Illinois, New York, North Carolina, Pennsylvania, and Rhode Island. See the section titled “Item 3. Legal Proceedings.” We may face similar litigation in other jurisdictions in the future. While we are vigorously defending these lawsuits, litigation is inherently uncertain. Tax assessments, penalties and interest or future requirements arising from these lawsuits, or any other lawsuits that may arise in other jurisdictions, may adversely affect our business, results of operations and financial condition.
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
In addition, recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of information from the EU to the United States. On July 16, 2020, the Court of Justice of the European Union (the “CJEU”) invalidated the Privacy Shield Framework. The CJEU also imposed substantial requirements upon the continued use of standard contractual clauses for data transfers from the EU to the United States, which may make the use of standard contractual clauses difficult or impossible to use under some circumstances. We and our customers are at risk of enforcement actions taken by European regulators until such point in time that we are able to ensure that all data transfers to us from the EU are legitimized. We also may encounter additional complexity with respect to data privacy and data transfers from the U.K. resulting from the U.K.’s transition out of the EU. If we are unable to transfer PII between and among countries and regions in which we may operate in the future, it could affect the manner in which we provide our services or could adversely affect our financial results.
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
In addition, in order to procure, distribute and retain telephone numbers in the EU and the U.K., we will be required to register with the local telecommunications regulatory authorities, some of which have been increasingly monitoring and regulating the categories of phone numbers that are eligible for provisioning to our customers, including geographical, regional, local and toll-free phone numbers. We have registered or obtained licenses, or are in the process of registering or obtaining licenses, in various countries in which we do business, but in some countries, the regulatory regime around provisioning of phone numbers is unclear, subject to change over time, and sometimes may conflict from jurisdiction to jurisdiction. Furthermore, these regulations and governments’ approach to their enforcement, as well as our products and services, are still evolving and we may be unable to maintain compliance with applicable regulations, or enforce compliance by our customers, on a timely basis or without significant cost. Also, compliance with these types of regulations may require changes in products or business practices that result in reduced revenue. If we or our customers use or assign phone numbers in these countries in a manner that violates applicable rules and regulations, we may also be subject to significant penalties or governmental action, including government-initiated audits and, in extreme cases, may be precluded from doing business in that particular country. In the event of such non-compliance, we may be forced to reclaim phone numbers from our customers, which could result in loss of customers, breach of contract claims, loss of revenue and reputational harm, all of which could have a material adverse effect on our business, results of operations and financial condition.
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
The failure of any equipment or facility on our network, including our network operations control centers and network data storage locations, could interrupt customer service and other corporate functions until we complete necessary repairs or install replacement equipment. Our business continuity plans also may be inadequate to address a particular failure that we experience. Delays, errors or network equipment or facility failures could result from natural disasters, pandemics such as COVID-19, disease, accidents, terrorist acts, power losses, security breaches, vandalism or other illegal acts, computer viruses or other causes. These delays, errors or failures could significantly impair our business due to:
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
The financial markets in the United States have experienced substantial uncertainty during recent years, particularly following the COVID-19 outbreak. This uncertainty has included, among other things, extreme volatility in securities prices, drastically reduced liquidity and credit availability, rating downgrades of certain investments and declining values with respect to others. If capital and credit markets continue to experience uncertainty and available funds remain limited, we may not be able to obtain debt or equity financing or to refinance our existing indebtedness on favorable terms or at all, which could affect our strategic operations and our financial performance and force modifications to our operations. These conditions currently have not precluded us from accessing credit markets or financing our operations, but there can be no assurance that financial markets and confidence in major economies will not deteriorate. An extended period of economic deterioration could materially adversely affect our results of operations and financial condition and exacerbate some of the other risk factors contained in this Quarterly Report on Form 10-Q. For example, our customers might defer or entirely decline purchases of our services due to tighter credit or negative financial news or reduce demand for our services. Our customers also may not be able to obtain adequate credit, which could adversely affect the timeliness of their payments to us or ultimately result in a filing by the customer for protection from creditors under applicable insolvency or bankruptcy laws. If our customers cannot make timely payments to us, our accounts receivable could increase. The demand for, and the prices of, our services also may decline due to the actions of our competitors or otherwise.
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
A significant event, such as an earthquake, hurricane, a fire, a flood, a pandemic or a power outage, could have a material adverse effect on our business, results of operations or financial condition. For example, the rapid and global spread of COVID-19 has disrupted businesses and increased travel restrictions. Health concerns or governmental, legal, political or regulatory developments in the United States or other countries in which we or our customers, partners and service providers operate could cause economic, labor or social instability and could materially adversely affect our business and our results of operations and financial condition. Future developments, which are very uncertain, include changing information about the extent and severity of COVID-19 and evolving responses by governments and businesses. These future developments could materially adversely affect our business and our results of operations and financial condition. Our IP network is designed to be redundant and to offer seamless backup support in an emergency. While our network is designed to withstand the loss of any one data center at any point in time, the simultaneous failure of multiple data centers could disrupt our ability to serve our clients. Additionally, certain of our capabilities cannot be made redundant feasibly or cost-effectively. Acts of physical or cyber terrorism or other geopolitical unrest also could cause disruptions in our business. The adverse impacts of these risks may increase if our disaster recovery plans prove to be inadequate.
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
Prior to our initial public offering, there was no public market for shares of our Class A common stock. On November 10, 2017, we sold shares of our Class A common stock to the public at $20.00 per share. From November 10, 2017, the date that our Class A common stock began trading on the NASDAQ Global Select Market, through July 30, 2020, the trading price of our Class A common stock has ranged from $18.05 per share to $153.77 per share. The trading price of our Class A common stock may continue to be volatile and could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•general market volatility caused by COVID-19;
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial public offering, including our directors, executive officers and significant stockholders and their respective affiliates who held in the aggregate 61.9% of the voting power of our capital as of June 30, 2020. This limits or precludes your ability to influence corporate matters, including the election of directors, amendments to our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class A common stock has one vote per share, and our Class B common stock has ten votes per share. As of June 30, 2020, our directors, executive officers and holders of more than 5% of our common stock, and their respective affiliates, hold in the aggregate 61.9% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments to our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
If all or substantially all of the holders of our Class B common stock convert their shares into Class A common stock voluntarily or otherwise, Mr. Morken may control approximately 42.5% of the combined voting power of our outstanding capital stock. As a result, Mr. Morken may have the ability to effectively control the appointment of our management, the entering into of mergers, sales of substantially all or all of our assets and other extraordinary transactions and influence amendments to our certificate of incorporation and bylaws. If Mr. Morken obtains control of a majority of the voting power of our outstanding capital stock, he would have the ability to control the vote in any election of directors and would have the ability to prevent any transaction that requires stockholder approval regardless of whether other stockholders believe the transaction is in our best interests. In any of these matters, the interests of Mr. Morken may differ from or conflict with your interests. Moreover, this concentration of ownership may also adversely affect the trading price for our Class A common stock to the extent investors perceive disadvantages in owning stock of a company with a controlling stockholder.
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
None.

Item 6. Exhibits and Financial Statement Schedules

Exhibit Index

Exhibit number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation.	Q3 10-Q	001-38285	3.1	12/14/2017
3.2	Second Amended and Restated Bylaws.	Q3 10-Q	001-38285	3.2	12/14/2017
10.1	First Amendment Agreement to the Credit and Security Agreement, dated as of November 4, 2016, as amended and restated as of March 1, 2019, with KeyBank and Pacific Western Bank.	8-K	001-38285	10.1	4/30/2020
10.2	Purchase and Sale Agreement, entered into on June 15, 2020, with the State of North Carolina.	8-K	001-38285	10.1	6/17/2020
31.1	Certificate of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
101.INS	XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.				Filed herewith
101.SCH	XBRL Taxonomy Schema Document.				Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith
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

BANDWIDTH INC.

Date:	July 31, 2020	By:	/s/ David A. Morken
David A. Morken
Chief Executive Officer
(Principal Executive Officer)

Date:	July 31, 2020	By:	/s/ Jeffrey A. Hoffman
Jeffrey A. Hoffman
Chief Financial Officer
(Principal Accounting and Financial Officer)