Form 10-Q
period 2020-09-30
Bandwidth Inc.
filed 2020-10-30
CIK 1514416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 23, 2020, 21,403,494 shares of the registrant’s Class A common stock and 2,818,463 shares of registrant’s Class B common stock were outstanding, respectively.

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
•our expectations about the impact of public health epidemics, such as COVID-19, or natural disasters on our business, results of operations and financial condition; and
•our ability to successfully integrate and benefit from any strategic acquisitions, including the acquisition of Voxbone (as defined herein), or future strategic acquisitions or investments.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BANDWIDTH INC.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	As of December 31,	As of September 30,
	2019	2020
Assets
Current assets:
Cash and cash equivalents	$184,414	$300,179
Restricted cash	590	1,144
Other investments	—	230,780
Accounts receivable, net of allowance for doubtful accounts	30,187	46,452
Prepaid expenses and other current assets	9,260	10,022
Deferred costs	2,498	2,238
Total current assets	226,949	590,815
Property and equipment, net	41,654	43,926
Operating right-of-use asset	21,031	17,509
Intangible assets, net	6,569	6,179
Deferred costs, non-current	1,952	3,412
Other long-term assets	1,533	1,724
Goodwill	6,867	6,867
Deferred tax asset, net	34,861	—
Total assets	$341,416	$670,432
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,190	$7,776
Accrued expenses and other current liabilities	27,328	34,360
Current portion of deferred revenue	5,177	5,527
Advanced billings	4,167	5,016
Operating lease liability, current	4,876	5,162
Total current liabilities	45,738	57,841
Operating lease liability, net of current portion	19,868	15,638
Deferred revenue, net of current portion	5,720	6,331
Convertible senior notes	—	277,483
Total liabilities	71,326	357,293
Stockholders’ equity:
Class A and Class B common stock	24	24
Additional paid-in capital	275,553	342,633
Accumulated deficit	(5,528)	(29,579)
Accumulated other comprehensive income	41	61
Total stockholders’ equity	270,090	313,139
Total liabilities and stockholders’ equity	$341,416	$670,432
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020

Revenue	$60,491	$84,758	$170,591	$230,066
Cost of revenue	33,104	45,527	91,980	123,895
Gross profit	27,387	39,231	78,611	106,171
Operating expenses:
Research and development	7,939	10,232	23,312	29,316
Sales and marketing	8,784	9,001	25,647	27,073
General and administrative	15,269	18,134	43,884	51,070
Total operating expenses	31,992	37,367	92,843	107,459
Operating (loss) income	(4,605)	1,864	(14,232)	(1,288)
Other income (expense), net	781	(4,206)	1,711	(8,980)
Loss before income taxes	(3,824)	(2,342)	(12,521)	(10,268)
Income tax benefit (provision)	2,810	(10)	16,971	(13,783)
Net (loss) income	$(1,014)	$(2,352)	$4,450	$(24,051)

Net (loss) income per share
Basic	$(0.04)	$(0.10)	$0.20	$(1.01)
Diluted	$(0.04)	$(0.10)	$0.19	$(1.01)

Weighted average number of common shares outstanding:
Basic	23,426,455	24,175,762	22,353,097	23,905,322
Diluted	23,426,455	24,175,762	23,692,571	23,905,322
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Net (loss) income	$(1,014)	$(2,352)	$4,450	$(24,051)
Other comprehensive (loss) income
Unrealized loss on marketable securities, net of income taxes	(21)	—	—	—
Foreign currency translation, net of income taxes	(46)	139	(34)	20
Other comprehensive (loss) income	(67)	139	(34)	20
Total comprehensive (loss) income	$(1,081)	$(2,213)	$4,416	$(24,031)

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

BANDWIDTH INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

Equity awards withheld for tax liability	(3,014)	—	—	—	(191)	—	—	(191)
Conversion of Class B voting common stock to Class A voting common stock	250,000	1	(250,000)	—	—	—	—	1
Unrealized gain on marketable securities	—	—	—	—	—	1	—	1
Foreign currency translation	—	—	—	—	—	75	—	75
Stock based compensation	—	—	—	—	1,666			1,666
Net loss	—	—	—	—	—	—	(1,956)	(1,956)
Balance at December 31, 2019	18,584,478	19	4,927,401	5	275,553	41	(5,528)	270,090
Issuance of debt conversion option	—	—	—	—	104,553	—	—	104,553
Debt conversion option issuance costs, net of tax	—	—	—	—	(3,731)	—	—	(3,731)
Capped call option purchase price	—	—	—	—	(43,320)	—	—	(43,320)
Exercises of vested stock options	32,059	—	—	—	244	—	—	244
Vesting of restricted stock units	103,824	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(14,411)	—	—	—	(1,021)	—	—	(1,021)
Conversion of Class B voting common stock to Class A voting common stock	500,250	—	(500,250)	(1)	—	—	—	(1)
Foreign currency translation	—	—	—	—	—	(96)	—	(96)
Stock based compensation	—	—	—	—	2,499	—	—	2,499
Net loss	—	—	—	—	—	—	(1,058)	(1,058)
Balance at March 31, 2020	19,206,200	19	4,427,151	4	334,777	(55)	(6,586)	328,159
Debt conversion option issuance costs, net of tax	—	—	—	—	(11)	—	—	(11)
Exercises of vested stock options	502,182	1	—	—	3,296	—	—	3,297
Vesting of restricted stock units	21,871	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(2,133)	—	—	—	(272)	—	—	(272)
Conversion of Class B voting common stock to Class A voting common stock	827,597	—	(827,597)	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	(23)	—	(23)
Stock based compensation	—	—	—	—	2,425	—	—	2,425
Net loss	—	—	—	—	—	—	(20,641)	(20,641)
Balance at June 30, 2020	20,555,717	20	3,599,554	4	340,215	(78)	(27,227)	312,934
Exercises of vested stock options	44,848	—	—	—	386	—	—	386
Vesting of restricted stock units	17,948	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(2,002)	—	—	—	(350)	—	—	(350)
Conversion of Class B voting common stock to Class A voting common stock	606,418	1	(606,418)	(1)	—	—	—	—
Foreign currency translation	—	—	—	—	—	139	—	139
Stock based compensation	—	—	—	—	2,382	—	—	2,382
Net loss	—	—	—	—	—	—	(2,352)	(2,352)
Balance at September 30, 2020	21,222,929	$21	2,993,136	$3	$342,633	$61	$(29,579)	$313,139
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2019	2020
Cash flows from operating activities
Net income (loss)	$4,450	$(24,051)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	6,628	9,927
Right-of-use asset amortization	3,126	3,522
Accretion of bond discount	(700)	—
Gain on sale of marketable securities	(4)	—
Amortization of debt discount and issuance costs	159	10,916
Stock-based compensation	4,960	7,306
Deferred taxes	(17,091)	14,254
Loss on disposal of property and equipment	354	263
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(5,304)	(16,218)
Prepaid expenses and other assets	(3,046)	(1,024)
Deferred costs	(42)	(1,200)
Accounts payable	(169)	2,905
Accrued expenses and other liabilities	4,696	6,865
Deferred revenue and advanced billings	985	1,810
Operating right-of-use liability	(2,482)	(3,944)
Net cash (used in) provided by operating activities	(3,480)	11,331
Cash flows from investing activities
Purchase of property and equipment	(13,088)	(9,536)
Capitalized software development costs	(2,749)	(1,846)
Purchase of marketable securities	(68,361)	—
Proceeds from sales and maturities of marketable securities	86,468	—
Purchase of other investments	—	(230,780)
Net cash provided by (used in) investing activities	2,270	(242,162)
Cash flows from financing activities
Proceeds from the follow-on public offering, net of underwriting discounts	147,391	—
Payment of costs related to the follow-on public offering	(757)	—
Proceeds from issuance of convertible senior notes	—	400,000
Payment of debt issuance costs	(142)	(11,965)
Purchase of capped call	—	(43,320)
Proceeds from exercises of stock options	7,249	3,859
Value of equity awards withheld for tax liabilities	(1,212)	(1,472)
Net cash provided by financing activities	152,529	347,102

BANDWIDTH INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(19)	48
Net increase in cash, cash equivalents, and restricted cash	151,300	116,319
Cash, cash equivalents, and restricted cash, beginning of period	41,501	185,004
Cash, cash equivalents, and restricted cash, end of period	$192,801	$301,323

Supplemental disclosure of cash flow information
Cash paid for interest	$304	$556
Cash refunded for taxes, net	$(178)	$(152)

Supplemental disclosure of noncash investing and financing activities
Purchase of property and equipment, accrued but not paid	$2,971	$2,073
Equity awards withheld for tax liabilities, accrued but not paid	$180	$348
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive (loss) income and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2020 or any future period.
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
Effective January 1, 2020, due to the continued growth in customers and low churn rates, the Company updated its calculation of the estimated period of benefit for nonrefundable upfront fees from 3 years to 4 years. For the three and nine months ended September 30, 2020, the Company reduced total revenue by approximately $403 and $1,279, respectively, and reduced cost of revenue by approximately $179 and $745, respectively, related to the change in the estimated period of benefit.
Cash and Cash Equivalents
The Company classifies all highly liquid investments with original stated maturities of three months or less from the date of purchase as cash equivalents and all highly liquid investments with original stated maturities of greater than three months from the date of purchase as current marketable securities, with the exception of time deposits which are classified as other investments. Cash deposits are primarily in financial institutions in the United States. However, cash for monthly operating costs of international operations are deposited in banks outside the United States. The Company has a policy of making investments only with commercial institutions that have at least an investment grade credit rating. The Company invests its cash primarily in government securities and obligations, corporate debt securities, money market funds and reverse repurchase agreements (“RRAs”). RRAs are collateralized by deposits in the form of Government Securities and Obligations for an amount not less than 102% of their value. The Company does not record an asset or liability as the Company is not permitted to sell or repledge the associated collateral. The Company has a policy that the collateral has at least an “A” (or equivalent) credit rating. The Company utilizes a third-party custodian to manage the exchange of funds and ensure that collateral received is maintained at 102% of the value of the RRAs on a daily basis. RRAs with stated maturities of greater than three months from the date of purchase are classified as marketable securities.

Restricted Cash
Restricted cash consists primarily of customer deposits, employee withholding tax liability and employee benefits contributions not yet remitted. The Company has classified this asset as a short-term asset in order to match the expected period of restriction.
Accounts Receivable and Current Expected Credit Losses
Accounts receivable are stated at realizable value, net of allowances, which includes an allowance for doubtful accounts and a reserve for expected credit losses. The allowance for doubtful accounts is based on management’s assessment of the collectability of its customer accounts. The Company regularly reviews the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, current economic trends, and reasonable and supportable forecasts about the future. Relevant risk characteristics include customer size and historical loss patterns. Management has evaluated the expected credit losses related to trade accounts receivable and determined that allowances of approximately $769 and $889 for uncollectible accounts and customer balances that are disputed were required as of December 31, 2019 and September 30, 2020, respectively. Refer to Note 4, “Financial Statement Components” to these condensed consolidated financial statements, for a rollforward of the components of the allowances as of December 31, 2019

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

and September 30, 2020. Refer to the Recently Adopted Accounting Standard section for the adoption of ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses for discussion of financial assets measured at amortized cost, including trade receivables.
The Company includes unbilled receivables in its accounts receivable balance. Generally, these receivables represent services provided to customers, which will be billed in the next billing cycle. All amounts are considered collectible and billable. As of December 31, 2019 and September 30, 2020, unbilled receivables were $16,200 and $25,784, respectively.
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
With regard to customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As of December 31, 2019, no individual customer represented more than 10% of the Company’s accounts receivable, net of allowance for doubtful accounts. As of September 30, 2020, one individual customer represented approximately 13% of the Company’s accounts receivable, net of allowance for doubtful accounts.
For the three and nine months ended September 30, 2019 and September 30, 2020, no individual customer represented more than 10% of the Company’s total revenue.
Deferred Revenue and Customer Deposits
Deferred revenue is recorded when cash payments are received in advance of future usage on contracts. Revenue is typically recognized in the following month as services are rendered or, in the case of nonrefundable upfront fees, over the estimated period of benefit from the date the fee is incurred by the customer.
Customer refundable payments are recorded as advanced billings. During the three and nine months ended September 30, 2020, the Company recognized revenue of $849 and $2,781 related to its contract liabilities as of December 31, 2019. The Company expects to recognize $5,527 in revenue over the next twelve months related to its contract liabilities as of September 30, 2020.
Recently Adopted Accounting Standards
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for interim and annual reporting periods beginning after December 15, 2019. As a result of the Company’s prospective adoption of this standard, the Company capitalized implementation costs related to cloud computing arrangements of $566 as of September 30, 2020. See Note 6, “Property and Equipment” to these condensed consolidated financial statements, for additional details.
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
Recent Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40), which is intended to address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and enhances information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share (EPS) guidance on the basis of feedback from financial statement users. ASU 2020-06 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is evaluating the effect of adopting this new accounting guidance on its financial statements.
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

3. Fair Value Measurements
The carrying amounts of cash and cash equivalents, other investments, accounts receivable, accounts payable and accrued expenses approximate fair value as of December 31, 2019 and September 30, 2020 because of the relatively short duration of these instruments.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period.
The following table summarizes the assets measured at fair value as of December 31, 2019 and September 30, 2020:

	Fair value measurements on a recurring basis December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents:
Money market account	$25,000	$—	$—	$25,000
Time deposits	75,250	—	—	75,250
Total financial assets	$100,250	$—	$—	$100,250

	Fair value measurements on a recurring basis September 30, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents:
Money market account	$237,459	$—	$—	$237,459
Total included in cash and cash equivalents	237,459	—	—	237,459
Other investments:
Time deposits	230,780	—	—	230,780
Total financial assets	$468,239	$—	$—	$468,239
As of September 30, 2020, the fair value of the Convertible Notes, as further described in Note 8, “Debt”, was approximately $798,500. The fair value was determined based on the closing price for the Convertible Notes on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
The money market account is included in cash and cash equivalents in the condensed consolidated balance sheets as of December 31, 2019 and September 30, 2020.
During the three and nine months ended September 30, 2019, there were $51,000 and $69,000 in maturities of marketable securities, respectively.
Interest earned on marketable securities was $0 and $6 for the three and nine months ended September 30, 2019, respectively, and $0 for the three and nine months ended September 30, 2020, and is recorded within other income (expense), net, in the accompanying condensed consolidated statements of operations.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

4. Financial Statement Components
Accounts receivable, net of allowances consist of the following:

	As of December 31,	As of September 30,
	2019	2020
Trade accounts receivable	$14,692	$20,980
Unbilled accounts receivable	16,200	25,784
Allowance for doubtful accounts and reserve for expected credit losses	(769)	(889)
Other accounts receivable	64	577
Total accounts receivable, net	$30,187	$46,452
Components of allowance for doubtful accounts and reserve for expected credit losses are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Balance, beginning of period	$(1,093)	$(597)	$(906)	$(769)
Charged to bad debt expense	(711)	(312)	(1,127)	(492)
Deductions (1)	398	20	627	372
Balance, end of period	$(1,406)	$(889)	$(1,406)	$(889)

________________________
(1) Write off of uncollectible accounts after all collection efforts have been exhausted.

Accrued expenses and other current liabilities consisted of the following:

	As of December 31,	As of September 30,
	2019	2020
Accrued expense	$12,701	$18,437
Accrued compensation and benefits	8,284	9,764
Accrued sales, use, and telecom related taxes	5,439	5,922
Other accrued expenses	904	237
Total accrued expenses and other current liabilities	$27,328	$34,360

5. Right-of-Use Asset and Lease Liabilities
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new standard, lessees are required to recognize in the balance sheet the right-of-use (“ROU”) assets and lease liabilities that arise from operating leases. As a result of the Company no longer qualifying as an “emerging growth company” based on its public float as of the end of the three months ended June 30, 2019, the ASU was adopted as of December 31, 2019 with an effective date as of the beginning of the Company’s fiscal year, January 1, 2019. The standard was applied to the operating leases that existed on that date using the optional alternative method on a prospective basis. Prior year comparative financial information was recast under the new standard to be presented under ASC 842.
ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company determines if an arrangement is a lease at inception. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company did not have any finance leases as of September 30, 2020. The Company presents the operating leases in long-term assets and current and long-term liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2020.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The Company sub-leases approximately 17,073 square feet of office space to a related party, Republic Wireless, Inc. (“Republic”). Future minimum sub-lease receipts required under the non-cancellable lease are as follows:

As of September 30,
2020
2020 (remaining)	$113
2021	457
2022	249
$819

As of September 30, 2020, the Company had six leased properties, with remaining lease terms of 1.83 years to 4.92 years, some of which include options to extend the leases for up to 5 years. None of the options to extend the leases are recognized in operating lease ROU assets or lease liabilities. None of the leases include options to terminate the lease.
The components of lease expense recorded in the condensed consolidated statement of operations were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Operating lease cost	$1,573	$1,461	$4,226	$4,383
Sublease income (1)	(96)	(96)	(547)	(288)
Total net lease cost	$1,477	$1,365	$3,679	$4,095
________________________
(1) See Note 15, “Related Parties” to these condensed consolidated financial statements, for additional details on sublease income.

Supplemental balance sheet information related to leases was as follows:

		As of December 31,	As of September 30,
Leases	Classification	2019	2020
Assets:
Operating lease assets	Operating ROU asset, net of accumulated amortization (1)	$21,031	$17,509
Total leased assets		$21,031	$17,509

Liabilities:
Current
Operating	Operating lease liability, current	$4,876	$5,162
Non-current
Operating	Operating lease liability, non-current	19,868	15,638
Total lease liabilities		$24,744	$20,800
________________________
(1) Operating lease assets are recorded net of accumulated amortization of $4,269 and $7,791 as of December 31, 2019 and September 30, 2020, respectively.

Supplemental cash flow and other information related to leases was as follows:

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

	Nine months ended September 30,
	2019	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$2,482	$3,944
Weighted average remaining operating lease term (in years)	4.57	3.65
Weighted average operating lease discount rate	4.98%	4.99%

Maturities of operating lease liabilities were as follows:

As of September 30,
2020
2020 (remaining)	$1,083
2021	6,587
2022	6,302
2023	5,926
2024	1,987
2025	949
Total lease payments	22,834
Less: imputed interest	(2,034)
Less: accrued lease incentive	—
Total lease obligations	20,800
Less: current obligations	(5,162)
Long-term lease obligations	$15,638

6. Property and Equipment
Property and equipment, net consisted of the following:

	As of December 31,	As of September 30,
	2019	2020
Furniture and fixtures	$2,373	$2,389
Computer and office equipment	4,627	4,783
Telecommunications equipment	44,324	52,870
Leasehold improvements	5,263	5,846
Software	2,018	2,961
Internal-use software development	17,952	19,508
Automobile	10	10
Total cost	76,567	88,367
Less—accumulated depreciation	(34,913)	(44,441)
Total property and equipment, net	$41,654	$43,926
The Company capitalized $1,074 and $2,749 of software development costs in the three and nine months ended September 30, 2019, respectively, and $348 and $1,846 in the three and nine months ended September 30, 2020, respectively.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Amortization expense related to capitalized software development costs were $463 and $1,636 for the three and nine months ended September 30, 2019, respectively, and $377 and $1,547 for the three and nine months ended September 30, 2020, respectively. As of September 30, 2020, unamortized implementation costs related to cloud computing arrangements are $566, of which $136 are included in prepaid expenses and other current assets and $430 are included in other long-term assets.
The Company recognized depreciation expense, which includes amortization of capitalized software development costs, as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Cost of revenue	$1,700	$2,284	$4,523	$6,958
Research and development	65	197	197	441
Sales and marketing	27	30	79	90
General and administrative	385	646	1,439	2,048
Total depreciation expense	$2,177	$3,157	$6,238	$9,537

7. Intangible Assets
Intangible assets, net consisted of the following as of December 31, 2019:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Amortization Period
				(Years)
Customer relationships	$10,396	$(4,591)	$5,805	20
Other, definite lived	3,933	(3,933)	—	2 - 7
Licenses, indefinite lived	764	—	764	Indefinite
Total intangible assets, net	$15,093	$(8,524)	$6,569
    Intangible assets, net consisted of the following as of September 30, 2020:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Amortization Period
				(Years)
Customer relationships	$10,396	$(4,981)	$5,415	20
Other, definite lived	3,933	(3,933)	—	2 - 7
Licenses, indefinite lived	764	—	764	Indefinite
Total intangible assets, net	$15,093	$(8,914)	$6,179

Amortization expense for definite lived intangible assets was $130 and $390 for the three and nine months ended September 30, 2019, respectively, and $130 and $390 for the three and nine months ended September 30, 2020, respectively. The remaining amortization period for definite lived intangible assets is 10 years.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Future estimated amortization expense for definite lived intangible assets is as follows:

As of September 30,
2020
2020 (remaining)	$130
2021	520
2022	520
2023	520
2024	520
Thereafter	3,205
$5,415

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
As of December 31, 2019, unamortized debt issuance costs were $125, of which $70 were in included in prepaid expenses and other current assets and $55 were included in other long-term assets. As of September 30, 2020, the outstanding debt issuance costs are $76, of which $55 are included in prepaid expenses and other current assets and $21 are included in other long-term assets.
As of December 31, 2019 and September 30, 2020, the Company had $0 outstanding on the Credit Facility and was in compliance with all financial and non-financial covenants for all periods presented. The available borrowing capacity under the Credit Facility was $25,000 as of September 30, 2020.
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
The Convertible Notes may bear special interest under specified circumstances relating to the Company's failure to comply with its reporting obligations under the indenture governing the Convertible Notes (the “indenture”) or if the Convertible Notes are not freely tradeable as required by the indenture. The Convertible Notes will mature on March 1, 2026, unless earlier repurchased, redeemed by the Company, or converted pursuant to their terms. The total net proceeds from the Convertible Notes, after deducting initial purchaser discounts, costs related to the Capped Calls, and debt issuance costs, paid by the Company, were approximately $344,722.
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
During the three months ended September 30, 2020, the conditional conversion feature of the Notes was triggered as the last reported sale price of the Company's Class A common stock was more than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on June 30, 2020 (the last trading day of the calendar quarter), and therefore the Notes are currently convertible, in whole or in part, at the option of the holders between July 1, 2020 through September 30, 2020. Whether the Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. The Company continues to classify the Notes as a long-term liability in its condensed consolidated balance sheet as of September 30, 2020, based on contractual settlement provisions.
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
In accounting for the issuance of the Convertible Notes, the Company separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $125,152 and was determined by deducting the fair value of the liability component from the par value of the Convertible Notes. The difference represents the debt discount that is amortized to interest expense at an effective interest rate of 6.763% over the term of the Convertible Notes. The carrying amount of the equity component was $57,485 and is recorded in additional paid-in-capital. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, is amortized to interest expense at an annual effective interest rate of 6.805% over the contractual terms of the Convertible Notes.
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
The net carrying amount of the liability component of the Convertible Notes was as follows:

As of September 30,
2020
Principal	$400,000
Unamortized discount	(114,969)
Unamortized debt issuance costs	(7,548)
Net carrying amount	$277,483

The net carrying amount of the equity component of the Convertible Notes was as follows:

As of September 30,
2020
Proceeds allocated to the conversion options (debt discount)	$125,152
Issuance costs	(3,742)
Net carrying amount	$121,410

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The following table sets forth the interest expense recognized related to the Convertible Notes:

	Three months ended September 30,	Nine months ended September 30,
	2020	2020
Contractual interest expense	$246	$591
Amortization of debt discount	4,292	10,183
Amortization of debt issuance costs	283	669
Total interest expense related to the Convertible Notes	$4,821	$11,443

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

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
CPaaS
Revenue	$51,499	$73,762	$144,501	$199,959
Cost of revenue	29,297	39,346	81,070	108,467
Gross profit	$22,202	$34,416	$63,431	$91,492
Other
Revenue	$8,992	$10,996	$26,090	$30,107
Cost of revenue	3,807	6,181	10,910	15,428
Gross profit	$5,185	$4,815	$15,180	$14,679
Consolidated
Revenue	$60,491	$84,758	$170,591	$230,066
Cost of revenue	33,104	45,527	91,980	123,895
Gross profit	$27,387	$39,231	$78,611	$106,171

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The Company's long-lived assets were primarily held in the United States as of December 31, 2019 and September 30, 2020. As of December 31, 2019 and September 30, 2020, long-lived assets held outside of the United States were $2,924 and $2,278, respectively.
The Company generates its revenue primarily in the United States. Revenue by geographic area is detailed in the table below (which is determined based on the customer billing address):

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
CPaaS
United States	$50,148	$71,809	$142,999	$194,414
International	1,351	1,953	1,502	5,545
Total	$51,499	$73,762	$144,501	$199,959

Other
United States	$8,652	$10,584	$25,603	$29,127
International	340	412	487	980
Total	$8,992	$10,996	$26,090	$30,107

10. Stockholders’ Equity
Preferred Stock
As of December 31, 2019 and September 30, 2020, the Company had authorized 10,000,000 shares of undesignated preferred stock, par value $0.001, of which no shares were issued and outstanding.
Common Stock
As of December 31, 2019 and September 30, 2020, the Company had authorized 100,000,000 shares of Class A common stock, par value $0.001 per share, with one vote per share and 20,000,000 shares of Class B common stock, par value $0.001 per share, with ten votes per share. As of December 31, 2019, 18,584,478 and 4,927,401 shares of Class A common stock and Class B common stock, respectively, were issued and outstanding. As of September 30, 2020, 21,222,929 and 2,993,136 shares of Class A common stock and Class B common stock, respectively, were issued and outstanding.
Shares of Class B common stock are convertible into shares of Class A common stock upon the stockholder’s voluntary written notice to the Company’s transfer agent or a transfer by the stockholder, subject to limited exceptions for transfers for estate planning purposes.
Reserved Shares
The Company had reserved shares of Class A common stock for issuance under stock-based award agreements as follows:

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

	As of December 31,	As of September 30,
	2019	2020
Stock options issued and outstanding	853,399	269,108
Nonvested restricted stock units issued and outstanding	392,351	447,449
Stock-based awards available for grant under the 2017 Plan	1,310,354	2,040,931
	2,556,104	2,757,488

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

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Stock Options
The following summarizes the stock option activity for the periods presented:

	Number of options outstanding	Weighted- average exercise price (per share)	Weighted- average remaining contract life (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2019	853,399	$8.07	3.41	$47,770
Granted	—	—
Exercised	(579,089)	6.78		51,883
Forfeited or cancelled	(5,202)	10.31
Outstanding as of September 30, 2020	269,108	$10.81	4.73	$44,069

Options vested and exercisable at September 30, 2020	222,833	$9.80	4.30	$36,717
Options vested and expected to vest as of September 30, 2020	268,811	$10.81	4.72	$44,022
Aggregate intrinsic value is computed based on the difference between the option exercise price and the fair value of the Company’s common stock as of September 30, 2020, based on the Company’s Class A common stock price as reported on the NASDAQ Global Select Market.
No options were granted for the three and nine months ended September 30, 2019 and 2020.
The total estimated grant date fair value of options vested was $222 and $502 for the three and nine months ended September 30, 2019, respectively, and $193 and $322 for the three and nine months ended September 30, 2020, respectively.
As of September 30, 2020, total unrecognized compensation cost related to all non-vested stock options was $223, which will be amortized over a weighted-average period of 0.87 years.
Restricted Stock Units
The following summarizes the RSU activity for the periods presented:

	Number of awards outstanding	Weighted-average grant date fair value (per share)
Nonvested RSUs as of December 31, 2019	392,351	$35.22
Granted	212,658	65.04
Vested	(143,643)	42.28
Forfeited or cancelled	(13,917)	48.07
Nonvested RSUs as of September 30, 2020	447,449	$46.73
As of September 30, 2020, total unrecognized compensation cost related to non-vested RSUs was $17,408, which will be amortized over a weighted-average period of 2.70 years.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Stock-Based Compensation Expense
The Company recognized total stock-based compensation expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Cost of revenue	$52	$46	$158	$161
Research and development	371	508	1,101	1,581
Sales and marketing	280	369	892	1,140
General and administrative	951	1,459	2,809	4,424
Total	$1,654	$2,382	$4,960	$7,306

12. Commitments and Contingencies
Operating Leases
The Company leases office space under operating lease agreements that expire over the next 4.92 years. See Note 5, “Right-of-Use Asset and Lease Liabilities” to the condensed consolidated financial statements, for additional details on the Company's operating lease commitments.
Contractual Obligations
On October 25, 2015, the Company entered into an agreement with a telecommunications service provider. The service agreement requires the Company to pay a monthly recurring charge beginning on January 1, 2016 associated with the services received. The service agreement is non-cancellable and contains annual minimum commitments of $1,200, to be fulfilled over five years or for as long as the Company continues to receive services from this vendor. On August 1, 2020, the Company amended the agreement to require annual minimum commitments of $600 and $300 in 2021 and 2022, respectively. In addition, as of September 30, 2020, the Company has $9,473 in other non-cancellable purchase obligations, consisting of primarily network equipment maintenance and software license contracts, of which $5,068 will be fulfilled within one year.
On May 16, 2020, the Company entered into an indemnity agreement with a development company (the “developer”) relating to predevelopment work for approximately 40 acres of vacant land in Raleigh, North Carolina, currently owned by the State of North Carolina (the “State”), upon which the Company intends to construct its office headquarters. The indemnity agreement requires the Company to reimburse the developer one-half of the predevelopment work expenses plus two-thirds of a near future amount to be incurred, to a maximum of $597, if certain conditions are not satisfied. As of September 30, 2020, the Company expects all of the required conditions to be satisfied.
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

13. Employee Benefit Plan
The Company sponsors a defined contribution 401(k) plan, which allows eligible employees to defer a portion of their compensation. The Company, at its discretion, may make matching contributions. The Company made matching contributions of $415 and $1,301 for the three and nine months ended September 30, 2019, respectively, and $474 and $1,583 for the three and nine months ended September 30, 2020, respectively.

14. Income Taxes
At the end of each interim reporting period, the Company determines the income tax provision by using an estimate of the annual effective tax rate, adjusted for discrete items occurring in the quarter. The effective income tax rate reflects the effect of federal and state income taxes and the permanent impacts of differences in book and tax accounting.
The Company’s effective tax rate was 73.5% and 135.5% for the three and nine months ended September 30, 2019, respectively, and (0.4)% and (134.2)% for the three and nine months ended September 30, 2020, respectively. The change in tax rate is primarily due to the change in judgment related to the realizability of certain deferred tax assets and the resulting valuation allowance that occurred in the three months ended June 30, 2020. The Company continues to maintain a valuation allowance for its U.S. federal and state net deferred tax assets.
Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established.
The Company’s effective tax rate for the three and nine months ended September 30, 2020, is lower than the U.S. federal statutory rate of 21.0% primarily due to the change in judgment related to the realizability of certain deferred tax assets and the corresponding valuation allowance.

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
The Company recorded a reduction of rent expense under the Facilities Sharing Agreement of $96 and $547 for the three and nine months ended September 30, 2019, respectively, and $96 and $288 for the three and nine months ended September 30, 2020, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations. No amounts were due to the Company under the Facilities Sharing Agreement as of December 31, 2019 and September 30, 2020.
The Tax Sharing Agreement governs rights and obligations after the Spin-Off regarding income taxes and other taxes, including tax liabilities and benefits, attributes, returns and contests. There were no amounts outstanding or payable under this agreement as of December 31, 2019 and September 30, 2020.
The Master Services Agreement specifies certain wholesale telecommunications services to be provided by the Company. The agreement is cancellable at any time by either party. The Company provided telecommunication services to Republic of $524 and $2,093 for the three and nine months ended September 30, 2019, respectively, and $541 and $1,657 for the three and nine months ended September 30, 2020, respectively. The Company recognized such amounts as revenue in the accompanying condensed consolidated statements of operations. As of December 31, 2019 and September 30, 2020, the Company had a receivable of $161 and $183, respectively, under the Master Services Agreement.
On March 1, 2019, an amendment to the current Master Services Agreement was executed. Pursuant to the terms of the new agreement, Republic receives reduced pricing on its messaging services, effective April 1, 2019. All other terms and conditions of the existing agreement remain. On June 20, 2019, Republic executed a further amendment to the current Master Services Agreement. Pursuant to the terms of the June 20, 2019 amendment, Republic receives reduced pricing on its outbound voice services effective on June 20, 2019. Republic also executed a revenue commitment schedule on June 20, 2019. Pursuant to the revenue commitment schedule, Republic agreed to spend a minimum of $100 per month during the 11-month period commencing July 1, 2019 through May 31, 2020. There are no minimum commitments beyond May 31, 2020.
Subsequent to the expiration of the 180-day IPO blackout window on May 9, 2018, Republic employees that held Bandwidth stock options began exercising their options. Upon exercise, Bandwidth withholds the employee tax amounts due from the proceeds. Bandwidth had collected on behalf of, and remitted withholding tax to, Republic of $442 and $1,769 for the three and nine months ended September 30, 2019, respectively, and $747 and $1,295 for the three and nine months ended September 30, 2020, respectively. As of December 31, 2019 and September 30, 2020, the Company had amounts payable to Republic of $0 and $10, respectively.
On September 30, 2019, the Company entered into a services agreement with Republic. Pursuant to the terms of the new agreement, Republic receives services performed by the Company’s legal department, effective September 30, 2019. The Company is compensated by Republic for these services based on costs incurred by the Company. The Company received net compensation under this agreement of $16 and $63 for the three and nine months ended September 30, 2020, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations. As of December 31, 2019 and September 30, 2020, the Company had a receivable of $10 and $5 under this agreement, respectively.

16. Basic and Diluted (Loss) Income per Common Share
Basic net (loss) income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is computed by giving effect to all potential shares of common stock, including stock options and stock related to unvested restricted stock awards.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The components of basic and diluted (loss) income per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Net (loss) income attributable to common stockholders	$(1,014)	$(2,352)	$4,450	$(24,051)
Net (loss) income per share:
Basic	$(0.04)	$(0.10)	$0.20	$(1.01)
Diluted	$(0.04)	$(0.10)	$0.19	$(1.01)
Weighted Average Number of Common Shares Outstanding
Basic	23,426,455	24,175,762	22,353,097	23,905,322
Dilutive effect of stock options and restricted stock units	—	—	1,339,474	—
Diluted	23,426,455	24,175,762	23,692,571	23,905,322
There were no common share equivalents with anti-dilutive effects for the three and nine months ended September 30, 2019. The common share equivalents with anti-dilutive effects excluded from the weighted average shares used to calculate net loss per common share for the three and nine months ended September 30, 2020 were 269,108 stock options and 447,449 nonvested RSUs outstanding, respectively, and 1,692,546 and 708,073 from convertible debt conversion for the three and nine months ended September 30, 2020, respectively.

17. Subsequent Events
On October 12, 2020, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) by and among the Company, Voicebox S.à r.l., a private limited liability company (société à responsibilité limitée) incorporated under the laws of Luxembourg (“Voicebox”), Itay Rosenfeld, Stefaan Konings, Dirk Hermans, Gaetan Brichet and Stichting Administratiekantoor Voice, a foundation (stichting) incorporated under the laws of the Netherlands (“Stichting” and, together with Voicebox, Itay Rosenfeld, Stefaan Konings, Dirk Hermans and Gaetan Brichet, the “Selling Stockholders”) pursuant to which, among other things, the Company will acquire all of the A Ordinary Shares, B Ordinary Shares and C Ordinary Shares of Voice Topco Limited, a private limited liability company incorporated under the laws of England and Wales (“Voice Topco”). Voice Topco directly or indirectly holds all of the issued and outstanding shares of Voxbone S.A., a private limited liability company registered under the laws of Belgium (“Voxbone”), which (with its subsidiaries) is the operating subsidiary of Voice Topco. The board of directors of the Company unanimously approved the Share Purchase Agreement on October 5, 2020.
The Share Purchase Agreement provides that, upon the terms and subject to the conditions set forth in the Share Purchase Agreement, the Company will acquire, from the Selling Stockholders, all of the A Ordinary Shares, B Ordinary Shares and C Ordinary Shares of Voice Topco (the “Share Purchase”) in a transaction valued at €446 million. As consideration for the Share Purchase, the Company will (i) pay the Selling Stockholders approximately $400 million (or approximately €338 million based on prevailing exchange rates at the close of business on October 9, 2020) (subject to customary working capital and certain other adjustments) at the closing of the Share Purchase (the “Closing”) and (ii) issue to the Sellers at the Closing shares of the Company’s Class A common stock, with an aggregate value of approximately €108 million (or approximately $128 million) based on prevailing exchange rates at the close of business on October 9, 2020, with the actual number of shares of Class A common stock determined by either the volume weighted average closing price of the Class A common stock for the 10 business day period ending one business day prior to the closing or the closing price of the Class A common stock on the business day prior to the closing, as elected by Voicebox prior to the closing, in each case in accordance with the terms of the Purchase Agreement.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The completion of the Share Purchase is subject to customary conditions, including: (a) the absence of any law or order from any court or governmental entity preventing or prohibiting the Share Purchase; (b) subject to certain materiality exceptions, the accuracy of certain representations and warranties of Voice Topco and certain Selling Stockholders contained in the Share Purchase Agreement and the Management Warranty Deed (as defined below), as well as the compliance by each party with the covenants contained in the Share Purchase Agreement; and (c) the receipt by each of Bandwidth and the Selling Stockholders of other customary closing certificates and deliverables.
The Share Purchase Agreement may be terminated in certain circumstances, including, among others, if the transaction does not close by November 2, 2020 (subject to extension in certain circumstances).

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
For the three months ended September 30, 2019 and 2020, total revenue was $60.5 million and $84.8 million, respectively. CPaaS revenue for the three months ended September 30, 2019 and 2020 was $51.5 million and $73.8 million, respectively, representing an increase of 43% in 2020. Net loss for the three months ended September 30, 2019 was $1.0 million and net loss for the three months ended September 30, 2020 was $2.4 million. For the three months ended September 30, 2019 and 2020, the number of active CPaaS customer accounts was 1,610 and 2,015, respectively, representing a year over year increase of 25% in 2020.
Proposed Acquisition of Voxbone
On October 12, 2020, we entered into a Share Purchase Agreement (the “Share Purchase Agreement”) to acquire all of the A Ordinary Shares, B Ordinary Shares and C Ordinary Shares of Voice Topco Limited, (“Voice Topco”). Voice Topco directly or indirectly holds all of the issued and outstanding shares of Voxbone S.A., (“Voxbone”), which (with its subsidiaries) is the operating subsidiary of Voice Topco.
The transaction contemplated by the Share Purchase Agreement provides the Company will acquire all of the A Ordinary Shares, B Ordinary Shares and C Ordinary Shares of Voice Topco (the “Share Purchase”) in a transaction valued at €446 million. As consideration for the Share Purchase, the Company will (i) pay the Selling Stockholders approximately $400 million (or approximately €338 million based on prevailing exchange rates at the

Management’s Discussion and Analysis
close of business on October 9, 2020) (subject to customary working capital and certain other adjustments) at the closing of the Share Purchase (the “Closing”) and (ii) issue to the Sellers at the Closing shares of the Company’s Class A common stock, with an aggregate value of approximately €108 million (or approximately $128 million based on prevailing exchange rates at the close of business on October 9, 2020)).
The proposed transaction is expected to close in the fourth quarter of 2020. The closing of this transaction is subject to certain customary closing conditions and approvals. During the nine months ended September 30, 2020, we incurred $1.7 million in expenses related to this proposed transaction. If consummated, the acquisition of Voxbone may have a significant impact on our liquidity, financial condition and results of operations. The following discussion and analysis of our results of operations and our liquidity and capital resources focuses on our existing operations exclusive of the impact of the proposed acquisition of Voxbone. Any forward-looking statements contained herein do not take into account the impact of such proposed acquisition.

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
The circumstances caused by COVID-19 resulted in increased use of our services during the three and nine months ended September 30, 2020 because of more reliance on our offerings to connect people during a time of physical distancing and work from home environments. Increased usage was mostly driven by large enterprise customers that offer unified communications as a service (“UCaaS”) and meeting solutions. We anticipate significant usage of these services and solutions to continue until the effects of COVID-19 abate. We believe that usage of many of these services and solutions will continue after the effects of COVID-19 abate as employees and enterprises utilize work from home arrangements more prevalently. The broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain. As a result of the COVID-19 pandemic, nearly all of our employees in the United States and Europe worked from home during the calendar quarter ending on September 30, 2020 and we implemented certain travel restrictions, neither of which disrupted our operations. The COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our customers, suppliers and third-party business partners conduct business and, as a result, we may experience disruptions in our operations. We may experience curtailed customer demand that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we may experience impact from enterprises reducing usage of our services, delaying decisions to implement our services, and reducing marketing spend. The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See “Item 1A. Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

Management’s Discussion and Analysis
Key Performance Indicators
We monitor the following key performance indicators (“KPIs”) to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. We believe the following KPIs are useful in evaluating our business:

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020

	(Dollars in thousands)
Number of active CPaaS customers (as of period end)	1,610	2,015	1,610	2,015
Dollar-based net retention rate	116%	131%	113%	130%
Adjusted EBITDA	$(638)	$9,275	$(2,277)	$17,896
Free cash flow	$(4,386)	$9,313	$(19,317)	$(51)
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
For the three and nine months ended September 30, 2019 and 2020, revenue from active CPaaS customer accounts represented approximately 99% of total CPaaS revenue.
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
For the three months ended September 30, 2019 and 2020, we generated 68% and 75% of our CPaaS revenue, respectively, from usage-based fees. We also earn monthly fees from services such as phone number services and 911 access service. For the three months ended September 30, 2019 and 2020, we generated 30% and 23% of our CPaaS revenue, respectively, in each period from monthly per unit fees. The remaining 2% of our CPaaS revenue is generated from other miscellaneous services.
For the nine months ended September 30, 2019 and 2020, we generated 66% and 74% of our CPaaS revenue, respectively, from usage-based fees. We also earn monthly fees from services such as phone number services and 911 access service. For the nine months ended September 30, 2019 and 2020, we generated 31% and 24% of our CPaaS revenue, respectively, in each period from monthly per unit fees. The remaining 3% and 2% of our CPaaS revenue is generated from other miscellaneous services.
The remainder of our revenue is generated by our Other segment. Other revenue is composed of revenue earned from our legacy services and indirect revenue. Other revenue as a percentage of total revenue is expected to continue to decline over time.
We recognize accounts receivable at the time the customer is invoiced. Additionally, we record a receivable and revenue for unbilled revenue if the services have been delivered and are billable in subsequent periods. Unbilled revenue made up 54% and 56% of outstanding accounts receivable, net of allowance for doubtful accounts as of September 30, 2019 and 2020, respectively.
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
Income Taxes
For the three months ended September 30, 2019 and 2020, our effective tax rate was 73.5% and (0.4)%, respectively. The decrease in our effective tax rate is primarily due to the change in judgment related to the realizability of certain deferred tax assets and the resulting valuation allowance.
For the nine months ended September 30, 2019 and 2020, our effective tax rate was 135.5% and (134.2)%, respectively. The decrease in our effective tax rate is primarily due to the change in judgment related to the realizability of certain deferred tax assets and the resulting valuation allowance.
Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of September 30, 2020, the Company continues to maintain a valuation allowance for its U.S. federal and state net deferred tax assets.

Management’s Discussion and Analysis
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the “Act”) was enacted. The Act includes multiple income tax provisions that impact our tax expense, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. We have accounted for the estimated impact of the Act.

Management’s Discussion and Analysis
Non-GAAP Financial Measures
We use Non-GAAP gross profit, Non-GAAP gross margin, Non-GAAP net (loss) income, Adjusted EBITDA and free cash flow for financial and operational decision making and to evaluate period-to-period differences in our performance. Non-GAAP gross profit, Non-GAAP gross margin, Non-GAAP net (loss) income, Adjusted EBITDA and free cash flow are non-GAAP financial measures, which we believe are useful for investors in evaluating our overall financial performance. We believe these measures provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key performance indicators used by management in its financial and operational decision making. See below for a reconciliation of each of the non-GAAP financial measures described below.
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
Consolidated

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020

	(In thousands)
Consolidated Gross Profit	$27,387	$39,231	$78,611	$106,171
Consolidated Gross Profit Margin %	45%	46%	46%	46%
Depreciation	1,700	2,284	4,523	6,958
Stock-based compensation	52	46	158	161
Non-GAAP Gross Profit	$29,139	$41,561	$83,292	$113,290
Non-GAAP Gross Margin %	48%	49%	49%	49%

Management’s Discussion and Analysis
By Segment
CPaaS

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020

	(In thousands)
CPaaS Gross Profit	$22,202	$34,416	$63,431	$91,492
CPaaS Gross Profit Margin %	43%	47%	44%	46%
Depreciation	1,700	2,284	4,523	6,958
Stock-based compensation	52	46	158	161
Non-GAAP CPaas Gross Profit	$23,954	$36,746	$68,112	$98,611
Non-GAAP CPaaS Gross Margin %	47%	50%	47%	49%
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
•acquisition related expenses;
•impairment charges of intangibles assets, if any;
•loss (gain) on disposal of property and equipment;
•estimated tax impact of above adjustments;
•income tax benefit resulting from excess tax benefits associated with the exercise of stock options, vesting of restricted stock units and equity compensation; and
•expense resulting from recording the valuation allowance on our deferred tax assets.
We calculate Non-GAAP basic and diluted shares by adding the weighted average of outstanding Series A redeemable convertible preferred stock, if any, to the weighted average number of outstanding basic and diluted shares, respectively. The tax-effect of non-gaap adjustments is determined using a blended rate of statutory tax rates in the jurisdictions where the Company has tax filings. When the Company has a valuation allowance recorded and no tax benefits will be recognized, the rate is considered to be zero.
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

Management’s Discussion and Analysis

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020

	(In thousands)
Net (loss) income	$(1,014)	$(2,352)	$4,450	$(24,051)
Stock-based compensation	1,654	2,382	4,960	7,306
Amortization of acquired intangibles	130	130	390	390
Amortization of debt discount and issuance costs for convertible debt	—	4,575	—	10,852
Acquisition-related expenses	—	1,745	—	1,745
Loss on disposal of property and equipment	3	3	354	263
Estimated tax effects of adjustments (1)	(451)	—	(1,440)	—
Valuation allowance (2)	—	—	—	14,173
Income tax benefit of equity compensation	(1,749)	—	(13,488)	—
Non-GAAP net (loss) income	$(1,427)	$6,483	$(4,774)	$10,678

Net (loss) income per share
Basic	$(0.04)	$(0.10)	$0.20	$(1.01)
Diluted	$(0.04)	$(0.10)	$0.19	$(1.01)

Non-GAAP net (loss) income per Non-GAAP share
Basic	$(0.06)	$0.27	$(0.21)	$0.45
Diluted	$(0.06)	$0.24	$(0.21)	$0.42

Non-GAAP weighted average number of shares outstanding
Non-GAAP basic shares	23,426,455	24,175,762	22,353,097	23,905,322
Convertible debt conversion	—	1,692,546	—	708,073
Stock options issued and outstanding	—	273,681	—	507,530
Nonvested RSUs outstanding	—	367,790	—	333,329
Non-GAAP diluted shares	23,426,455	26,509,779	22,353,097	25,454,254
________________________
(1) The Non-GAAP tax-effect is determined using a blended rate of statutory tax rates in the jurisdictions where the Company has tax filings. When the Company has a valuation allowance recorded and no tax benefits will be recognized, the rate is considered to be zero. The rate was 25.2% for the three and nine months ended September 30, 2019.
(2) The company recognized a tax expense of $0 and $14,173 to record a valuation allowance on U.S. deferred tax assets in the three and nine months ended September 30, 2020.

Adjusted EBITDA
We define Adjusted EBITDA as net income or losses from continuing operations, adjusted to reflect the addition or elimination of certain income statement items including, but not limited to:
•income tax provision (benefit);
•interest (income) expense, net;
•depreciation and amortization expense;
•acquisition related expenses;

Management’s Discussion and Analysis
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

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020

	(In thousands)
Net (loss) income	$(1,014)	$(2,352)	$4,450	$(24,051)
Income tax (benefit) provision (1) (2)	(2,810)	10	(16,971)	13,783
Interest (income) expense, net	(778)	4,200	(1,698)	8,923
Depreciation	2,177	3,157	6,238	9,537
Amortization	130	130	390	390
Acquisition-related expenses	—	1,745	—	1,745
Stock-based compensation	1,654	2,382	4,960	7,306
Loss on disposal of property and equipment	3	3	354	263
Adjusted EBITDA	$(638)	$9,275	$(2,277)	$17,896
________________________
(1) Includes excess tax benefits (reversals) associated with the exercise of stock options and vesting of restricted stock units of $1,749 and $13,488 in the three and nine months ended September 30, 2019, respectively, and $0 in the three and nine months ended September 30, 2020, respectively.
(2) Includes $0 and $14,173 of tax expense to record a valuation allowance on U.S. deferred tax assets in the three and nine months ended September 30, 2020.
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

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020

	(In thousands)
Net cash provided by (used in) operating activities	$1,932	$11,647	$(3,480)	$11,331
Net cash used in investing in capital assets (1)	(6,318)	(2,334)	(15,837)	(11,382)
Free cash flow	$(4,386)	$9,313	$(19,317)	$(51)
________________________
(1) Represents the acquisition cost of property, equipment and capitalized development costs for software for internal use.

Management’s Discussion and Analysis

Results of Operations
Consolidated Results of Operations
The following table sets forth the consolidated statements of operations for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020

	(In thousands)
Revenue:
CPaaS revenue	$51,499	$73,762	$144,501	$199,959
Other revenue	8,992	10,996	26,090	30,107
Total revenue	60,491	84,758	170,591	230,066
Cost of revenue:
CPaaS cost of revenue	29,297	39,346	81,070	108,467
Other cost of revenue	3,807	6,181	10,910	15,428
Total cost of revenue	33,104	45,527	91,980	123,895
Gross profit:
CPaaS	22,202	34,416	63,431	91,492
Other	5,185	4,815	15,180	14,679
Total gross profit	27,387	39,231	78,611	106,171
Operating expenses:
Research and development	7,939	10,232	23,312	29,316
Sales and marketing	8,784	9,001	25,647	27,073
General and administrative	15,269	18,134	43,884	51,070
Total operating expenses	31,992	37,367	92,843	107,459
Operating (loss) gain	(4,605)	1,864	(14,232)	(1,288)
Other income (expense), net
Interest income (expense), net	778	(4,200)	1,698	(8,923)
Realized gain on investments	4	—	4	—
Other income (expense), net	(1)	(6)	9	(57)
Total other income (expense), net	781	(4,206)	1,711	(8,980)
Loss before income taxes	(3,824)	(2,342)	(12,521)	(10,268)
Income tax benefit (provision)	2,810	(10)	16,971	(13,783)
Net (loss) income	$(1,014)	$(2,352)	$4,450	$(24,051)

Management’s Discussion and Analysis
The following table sets forth our results of operations as a percentage of our total revenue for the periods presented. *

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Revenue:
CPaaS revenue	85%	87%	85%	87%
Other revenue	15%	13%	15%	13%
Total revenue	100%	100%	100%	100%
Cost of revenue:
CPaaS cost of revenue	48%	46%	48%	47%
Other cost of revenue	6%	7%	6%	7%
Total cost of revenue	54%	53%	54%	54%
Gross profit:
CPaaS	37%	40%	37%	40%
Other	8%	6%	9%	6%
Total gross profit	45%	46%	46%	46%
Operating expenses:
Research and development	13%	12%	14%	13%
Sales and marketing	15%	11%	15%	12%
General and administrative	25%	21%	25%	22%
Total operating expenses	53%	44%	54%	47%
Operating (loss) gain	(8)%	2%	(8)%	(1)%
Other income (expense), net
Interest income (expense), net	1%	(5)%	1%	(4)%
Realized gain on investments	—%	—%	—%	—%
Other income (expense), net	—%	—%	—%	—%
Total other income (expense), net	1%	(5)%	1%	(4)%
Loss before income taxes	(6)%	(3)%	(7)%	(4)%
Income tax benefit (provision)	5%	—%	10%	(6)%
Net (loss) income	(2)%	(3)%	3%	(10)%
(*) Columns may not foot due to rounding.

Management’s Discussion and Analysis
Comparison of the three months ended September 30, 2019 and 2020
Revenue

	Three Months Ended September 30,
	2019	2020	Change

	(Dollars in thousands)
Revenue:
CPaaS revenue	$51,499	$73,762	$22,263	43%
Other revenue	8,992	10,996	2,004	22%
Total revenue	$60,491	$84,758	$24,267	40%
For the three months ended September 30, 2020, total revenue increased by $24.3 million, or 40%, compared to the same period in 2019, and CPaaS revenue increased by $22.3 million, or 43%, compared to the same period in 2019. The increase in CPaaS revenue was primarily attributable to an increase in the usage of all our service offerings, particularly our voice and messaging usage, which accounted for $15.2 million of the increase in CPaaS revenue. Messaging usage increased in the quarter due to higher volumes of messages related to political campaigns for the upcoming elections in November. The situation caused by COVID-19 also caused increased usage in the quarter because of more reliance on our offerings to connect people during a time of physical distancing and work from home environment. Increased usage was mostly driven by large enterprise customers that offer UCaaS services and meeting solutions and our phone number services. Our phone number services and 911-enabled phone number services accounted for $2.5 million of the increase in CPaaS revenue. CPaaS revenue also increased by $4.6 million from higher usage pricing due to a shift in product mix to products with a higher rate compared to prior year. The changes in usage and price in 2020 compared to the same period in 2019 were reflected in our dollar-based net retention rate of 131%. The increase in usage was also attributable to a 25% increase in the number of active CPaaS customer accounts, from 1,610 as of September 30, 2019 to 2,015 as of September 30, 2020. In addition, revenue from new CPaaS customers contributed $6.4 million, or 12%, to CPaaS revenue for 2020 compared to $3.4 million, or 8%, to CPaaS revenue in the same period in 2019. As a percentage of total revenue, CPaaS revenue increased from 85% in 2019 to 87% in the same period in 2020.
Other revenue increased by $2.0 million, or 22%, in 2020 due to higher indirect revenue, which increased by $2.6 million related to an increase in messaging surcharges, offset by the expected decline of legacy revenue, which decreased by $0.6 million, compared to the same period in 2019.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2019	2020	Change

	(Dollars in thousands)
Cost of revenue:
CPaaS cost of revenue	$29,297	$39,346	$10,049	34%
Other cost of revenue	3,807	6,181	2,374	62%
Total cost of revenue	$33,104	$45,527	$12,423	38%
Gross profit	$27,387	$39,231	$11,844	43%
Gross margin:
CPaaS	43%	47%
Other	58%	44%
Total gross margin	45%	46%

Management’s Discussion and Analysis
For the three months ended September 30, 2020, total gross profit increased by $11.8 million, or 43%, compared to the same period in 2019. Total gross margin increased from 45% to 46% during the same period. This increase in margin was primarily caused by increased CPaaS margins, partially mitigated by lower Other margins. For the three months ended September 30, 2020, CPaaS cost of revenue increased by $10.0 million, or 34%, compared to the same period in 2019. CPaaS cost of revenue increased due to an increase in voice usage costs of $4.9 million due to growth in minutes used by customers. Cost of messaging increased by $3.2 million due to growth in messages used by customers, including the increase related to political campaigns and increased cost per message. Network costs also increased $1.7 million due to network expansions and depreciation expense. Cost of phone numbers increased by $0.2 million. COVID-19 and the increased usage resulting from the work at home environment generated increased voice usage costs and network expansions. CPaaS gross margin increased from 43% for three months ended September 30, 2019 to 47% for the same period in 2020. Excluding depreciation and stock-based compensation of $1.8 million for the three months ended September 30, 2019 and $2.3 million for the same period in 2020, CPaaS Non-GAAP gross margin was 47% and 50%, respectively, and total Non-GAAP gross margin was 48% and 49%, respectively.
For the three months ended September 30, 2020, other cost of revenue increased by $2.4 million compared to the same period in 2019, primarily due to a $2.7 million increase in cost of indirect revenue related to messaging surcharges offset by a $0.3 million decrease as a result of churn in legacy services.
Operating Expenses

	Three Months Ended September 30,
	2019	2020	Change

	(Dollars in thousands)
Research and development	$7,939	$10,232	$2,293	29%
Sales and marketing	8,784	9,001	217	2%
General and administrative	15,269	18,134	2,865	19%
Total operating expenses	$31,992	$37,367	$5,375	17%
For the three months ended September 30, 2020, R&D expenses related to the expansion of our product offerings increased by $2.3 million, or 29%, compared to the same period in 2019. This increase was primarily due to increased personnel costs of $2.1 million and an increase in non-headcount costs of $0.2 million.
For the three months ended September 30, 2020, sales and marketing expenses increased by $0.2 million, or 2%, compared to the same period in 2019, primarily due to an overall increase in sales personnel costs of $0.9 million offset by a decrease in non-headcount costs of $0.7 million.
For the three months ended September 30, 2020, general and administrative expenses increased by $2.9 million, or 19%, compared to the same period in 2019. This increase was due to higher personnel cost of $1.6 million, professional costs of $1.3 million, depreciation and amortization costs of $0.5 million, expensed IT charges of $0.2 million, bank charges and license costs of $0.2 million, offset by lower bad debt costs of $0.4 million, tax expense of $0.4 million, other non-headcount costs of $0.1 million and travel and entertainment expenses of $0.1 million , which contributed to the overall increase in general and administrative expenses. For the three months ended September 30, 2020, G&A expenses include $1.7M for legal and accounting consulting expenses related to the acquisition of Voxbone.
As a percentage of revenue, total operating expenses for the three months ended September 30, 2019 and 2020 decreased from 53% to 44% as revenue growth exceeded corresponding growth in operating expenditures.
Interest Income, Net
For the three months ended September 30, 2020, interest expense, net increased by $5.0 million compared to the same period in 2019, due to a $0.2 million decrease in interest income from the investment of follow-on equity offering proceeds and a $4.8 million increase in interest expense mainly related to the Convertible Notes. See Note 8, “Debt” to the condensed consolidated financial statements, for additional details.

Management’s Discussion and Analysis
Income Tax Benefit
For the three months ended September 30, 2020, income tax benefit decreased by $2.8 million compared to the same period in 2019. The effective tax rate for the three months ended September 30, 2020 was (0.4)% compared to 73.5% in the same period in 2019. The decrease in our effective tax rate is primarily due to the change in judgment related to the realizability of certain deferred tax assets and the resulting valuation allowance.
Comparison of the nine months ended September 30, 2019 and 2020
Revenue

	Nine months ended September 30,
	2019	2020	Change

	(Dollars in thousands)
Revenue:
CPaaS revenue	$144,501	$199,959	$55,458	38%
Other revenue	26,090	30,107	4,017	15%
Total revenue	$170,591	$230,066	$59,475	35%
For the nine months ended September 30, 2020, total revenue increased by $59.5 million, or 35%, compared to the same period in 2019, and CPaaS revenue increased by $55.5 million, or 38%, compared to the same period in 2019. The increase in CPaaS revenue was primarily attributable to an increase in the usage of all our service offerings, particularly voice and messaging, which accounted for $41.7 million of the increase in CPaaS revenue, and our phone number services and 911-enabled phone number services, which accounted for $6.8 million of the increase in CPaaS revenue. Messaging usage increased in the period due to higher volumes of messages related to political campaigns for the upcoming elections in November. The situation caused by COVID-19 also caused increased usage during the period because of more reliance on our offerings to connect people during a time of physical distancing and work from home environment. Increased usage was mostly driven by large enterprise customers that offer UCaaS services and meeting solutions. CPaaS revenue also increased by $6.9 million from higher usage pricing due to a shift in product mix to products with a higher rate compared to prior year. The changes in usage and price in 2020 compared to the same period in 2019 were reflected in our dollar-based net retention rate of 130%. The increase in usage was also attributable to a 25% increase in the number of active CPaaS customer accounts, from 1,610 as of September 30, 2019 to 2,015 as of September 30, 2020. In addition, revenue from new CPaaS customers contributed $12.3 million, or 8%, to CPaaS revenue for the nine months ended September 30, 2020 compared to $8.1 million, or 7%, to CPaaS revenue in the same period in 2019. As a percentage of total revenue, CPaaS revenue increased from 85% in 2019 to 87% in the same period in 2020.
Other revenue increased by $4.0 million, or 15%, in 2020 due to higher indirect revenue, which increased by $5.9 million related to an increase in messaging surcharges, offset by the expected decline of legacy revenue, which decreased by $1.9 million, compared to the same period in 2019.

Management’s Discussion and Analysis
Cost of Revenue and Gross Margin

	Nine months ended September 30,
	2019	2020	Change

	(Dollars in thousands)
Cost of revenue:
CPaaS cost of revenue	$81,070	$108,467	$27,397	34%
Other cost of revenue	10,910	15,428	4,518	41%
Total cost of revenue	$91,980	$123,895	$31,915	35%
Gross profit	$78,611	$106,171	$27,560	35%
Gross margin:
CPaaS	44%	46%
Other	58%	49%
Total gross margin	46%	46%
For the nine months ended September 30, 2020, total gross profit increased by $27.6 million, or 35%, compared to the same period in 2019. Total gross margin remained at 46% during the same period. For the nine months ended September 30, 2020, CPaaS cost of revenue increased by $27.4 million, or 34%, compared to the same period in 2019. CPaaS cost of revenue increased primarily due to a increase in voice usage costs of $14.1 million due to growth in minutes used by customers, partially offset by a decrease in the cost per minute from vendors. Network costs also increased $7.4 million due to network expansions and personnel costs. Cost of messaging increased by $5.4 million due to growth in messages used by customers and increased cost per message. Cost of phone numbers increased by $0.4 million and cost of 911 increased by $0.2 million. COVID-19 and the increased usage resulting from the work at home environment generated increased voice usage costs, messaging usage costs and network expansions. CPaaS gross margin increased from 44% in 2019 to 46% in 2020. Excluding depreciation and stock-based compensation of $4.7 million for the nine months ended September 30, 2019 and $7.1 million for the same period in 2020, CPaaS Non-GAAP gross margin was 47% and 49% for 2019 and 2020, respectively, and total Non-GAAP gross margin was 49% for both periods.
For the nine months ended September 30, 2020, other cost of revenue increased by $4.5 million compared to the same period in 2019, primarily due to a $5.3 million increase in cost of indirect revenue related to messaging surcharges, offset by a $0.8 million decrease as a result of churn in legacy services.
Operating Expenses

	Nine months ended September 30,
	2019	2020	Change

	(Dollars in thousands)
Research and development	$23,312	$29,316	$6,004	26%
Sales and marketing	25,647	27,073	1,426	6%
General and administrative	43,884	51,070	7,186	16%
Total operating expenses	$92,843	$107,459	$14,616	16%
For the nine months ended September 30, 2020, R&D expenses related to the expansion of our product offerings increased by $6.0 million, or 26%, compared to the same period in 2019. This increase was primarily due to increased personnel costs of $5.9 million and an increase in non-headcount costs of $0.1 million.
For the nine months ended September 30, 2020, sales and marketing expenses increased by $1.4 million, or 6%, compared to the same period in 2019 primarily due to an overall increase in sales personnel costs of $3.5 million offset by a decrease in non-headcount costs of $2.1 million, primarily due to a decrease in travel and entertainment expenses of $0.9 million and marketing costs of $0.5 million.

Management’s Discussion and Analysis
For the nine months ended September 30, 2020, general and administrative expenses increased by $7.2 million, or 16%, compared to the same period in 2019. This increase was due to higher personnel cost of $4.6 million, depreciation and amortization costs of $1.3 million, professional expenses of $1.1 million, facilities expense of $0.7 million, bank charges and license costs of $0.6 million, hosted software costs of $0.5 million, and other non-headcount costs of $0.1 million, offset by lower bad debt expense of $0.6 million, travel and entertainment expenses of $0.6 million and tax expenses of $0.5 million. For the nine months ended September 30, 2020, G&A expenses include $1.7M for legal and accounting consulting expenses related to the acquisition of Voxbone.
As a percentage of revenue, total operating expenses for the nine months ended September 30, 2019 and 2020 decreased from 54% to 47% as revenue growth exceeded corresponding growth in operating expenditures.
Interest Income, Net
For the nine months ended September 30, 2020, interest expense, net increased by $10.6 million compared to the same period in 2019, due to a $0.6 million decrease in interest income from the investment of follow-on equity offering proceeds offset by $11.2 million increase in interest expense mainly related to the Convertible Notes (see Note 8, “Debt” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for additional details).
Income Tax Benefit
For the nine months ended September 30, 2020, income tax benefit decreased by $30.8 million compared to the same period in 2019. The effective tax rate for the nine months ended September 30, 2020 was (134.2)% compared to 135.5% in the same period in 2019. The decrease in our effective tax rate is primarily due to the change in judgment related to the realizability of certain deferred tax assets and the resulting valuation allowance.
Liquidity and Capital Resources
To date, our principal sources of liquidity have been the proceeds of $74.4 million from our initial public offering in November 2017, $147.4 million from our follow-on public offering in March 2019 and $344.7 million from our issuance of the Convertible Notes in February 2020, each net of underwriting discounts and commissions, in addition to free cash flow driven by payments received from customers using our services. We believe that our cash and cash equivalents balances, our short-term investments portfolio, our credit facility and the cash flows generated by our operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our belief may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors.” We may be required to seek additional equity or debt financing in order to meet these future capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.
Statement of Cash Flows
The following table summarizes our cash flows for the periods indicated:

Management’s Discussion and Analysis

	Nine months ended September 30,
	2019	2020

	(In thousands)
Net cash (used in) provided by operating activities	$(3,480)	$11,331
Net cash provided by (used in) investing activities	2,270	(242,162)
Net cash provided by financing activities	152,529	347,102
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(19)	48
Net increase in cash, cash equivalents, and restricted cash	$151,300	$116,319

Cash Flows from Operating Activities
For the nine months ended September 30, 2020, cash provided by operating activities was $11.3 million, consisting of net loss of $24.1 million adjusted for non-cash items. These non-cash items included deferred tax benefit of $14.3 million, amortization of debt discount and issuance costs of $10.9 million, depreciation and amortization expense of $9.9 million, stock-based compensation expenses of $7.3 million, right-of-use asset amortization of $3.5 million, and loss on disposal of property and equipment of $0.3 million, offset by cash used by changes in operating assets and liabilities of $10.8 million. Cash generated in operating assets and liabilities included an increase in accrued expenses and other liabilities of $6.9 million, an increase in accounts payable of $2.9 million and an increase in deferred revenue and advanced billings of $1.8 million. Offsetting these cash generating items in assets and liabilities were an increase in accounts receivable of $16.2 million, a decrease in operating right-of-use liability of $4.0 million, an increase of deferred costs of $1.2 million and an increase in prepaid expenses and other assets of $1.0 million.
For the nine months ended September 30, 2019, cash used in operating activities was $3.5 million, consisting of net income of $4.5 million adjusted for non-cash items. These non-cash items included depreciation and amortization expense of $6.6 million, stock-based compensation expenses of $5.0 million, right-of-use asset amortization of $3.1 million, loss on disposal of property and equipment of $0.3 million, and amortization of debt discount and issuance cost of $0.2 million, offset by deferred tax expense of $17.1 million, accretion of bond discount of $0.7 million and cash used by changes in operating assets and liabilities of $5.4 million. Cash generated from operating assets and liabilities included an increase in accrued expenses and other liabilities of $4.7 million and an increase in deferred revenue of $1.0 million. Offsetting these cash generating items in assets and liabilities were an increase in accounts receivable of $5.3 million, an increase in prepaid expenses and other assets of $3.1 million, a decrease in operating right-of-use liability of $2.5 million and a decrease in accounts payable of $0.2 million.
Cash Flows from Investing Activities
For the nine months ended September 30, 2020, cash used in investing activities was $242.2 million from the purchase of other investments of $230.8 million, the purchase of property and equipment of $9.5 million and capitalized internally developed software costs of $1.9 million.
For the nine months ended September 30, 2019, cash provided by investing activities was $2.3 million from the investment in marketable securities of $68.4 million, the purchase of property and equipment of $13.1 million and capitalized internally developed software costs of $2.7 million, partially offset by proceeds of sales and maturities of marketable securities of $86.5 million.
Cash Flows from Financing Activities
For the nine months ended September 30, 2020, cash provided by financing activities was $347.1 million consisting primarily of $400.0 million in proceeds from issuance of the Convertible Notes and $3.9 million in proceeds from the issuance of stock options, partially offset by $43.3 million in the purchase of the Capped Calls,

Management’s Discussion and Analysis
$12.0 million in payments of debt issuance costs and $1.5 million in value of equity awards withheld for tax liabilities.
For the nine months ended September 30, 2019, cash provided by financing activities was $152.5 million consisting primarily of $147.4 million in proceeds from the follow-on public offering, $7.2 million in proceeds from the exercises of stock options, partially offset by $1.2 million in value of equity awards withheld for tax liabilities, $0.8 million in payments related to the cost of the follow-on public offering and $0.1 million in payments of debt issuance costs.
Debt
On February 25, 2020, we entered into a waiver agreement, with respect to our revolving loan (the “Credit Facility”) with KeyBank National Association and Pacific Western Bank, which provides for consent to accommodate the issuance of the Convertible Notes and the Capped Calls. The waiver agreement requires us to covenant with KeyBank National Association and Pacific Western Bank to deposit an amount of funds into a controlled account, which will restrict the ability to use such funds until the Credit Facility is paid in full or terminated. If we fail to comply with these covenants or to make payments under its indebtedness when due, we would be in default under that indebtedness, which could, in turn, result in that indebtedness becoming immediately payable in full. On April 27, 2020, the First Amendment Agreement to the Credit Security Agreement was executed in which the Lenders consented to remove the previously existing cash collateral requirement and to terminate the previously required controlled account.
As of September 30, 2020, we had $0 outstanding under the Credit Facility and were in compliance with all financial and non-financial covenants for all periods presented. The available borrowing capacity under our Credit Facility was $25.0 million as of September 30, 2020.
As of September 30, 2020, the outstanding unamortized loan fees for the Credit Facility were $0.1 million and were included in prepaid expenses and other current assets, and other long-term assets in our consolidated balance sheets.
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

Management’s Discussion and Analysis
The Convertible Notes may bear special interest under specified circumstances relating to our failure to comply with its reporting obligations under the indenture governing the Convertible Notes (the “indenture”) or if the Convertible Notes are not freely tradeable as required by the indenture. The Convertible Notes will mature on March 1, 2026, unless earlier repurchased, redeemed by us, or converted pursuant to their terms. The total net proceeds from the Convertible Notes, after deducting initial purchaser discounts, costs related to the Capped Calls, and debt issuance costs, paid or payable by us, were approximately $344.7 million.
Contractual Obligations and Other Commitments
The following table summarizes our non-cancellable contractual obligations as of September 30, 2020:

	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	More than 5 years

	(In thousands)
Operating leases (1)	$22,834	$6,009	$12,406	$4,419	$—
Convertible Notes (2)	400,000	—	—	—	400,000
Purchase obligations (3)	10,673	5,818	4,456	397	2
Total	$433,507	$11,827	$16,862	$4,816	$400,002
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
Interest Rate Risk
Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents of $300.2 million and other investments of $230.8 million as of September 30, 2020, which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of interest bearing checking accounts, money market accounts and time deposits. Other investments consist of time deposits with original stated maturities of greater than 90 days.
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
Our debt is comprised in part of a Credit Facility, which had no amount outstanding as of September 30, 2020. Loans under the credit agreement governing the Credit Facility will bear interest at the highest of (i) the bank’s prime rate, (ii) the federal funds effective rate plus 0.5 percent, and (iii) the London Interbank Offered Rate plus 1.00 percent. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
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
Foreign Currency Risk
Our customers consume our services primarily in the United States. Our revenue and expenses are primarily denominated in U.S. dollars and as a result we have minimal foreign currency risk as of September 30, 2020.
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
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We presently operate in the United States, provide certain limited services in Canada, and are expanding our operations to include international offerings. Our IP voice network, which is at the core of our product offerings, is located in the United States. Our current and potential competitors have developed and may develop in the future product solutions that are available internationally as well as domestically. To the extent that customers seek product solutions that include support and scaling internationally, they may choose to use other service providers to fill their communication service needs before we can fully develop and integrate our international offerings. Furthermore, while we believe the U.S. market is sufficiently large and expanding to allow us to continue to grow our business, we may face slower growth due to our relative lack of exposure to international markets. Each of these factors could lead to reduced revenue, slower growth and lower brand name recognition amongst our industry competitors, any or all of which could harm our business, results of operations and financial condition.
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
We are expanding our operations internationally, which exposes us to significant risks.
As part of our growth strategy, we are expanding our operations to include international offerings, including the deployment of two data centers in Frankfurt and London, the establishment of a limited presence in each of Frankfurt and Madrid primarily for regulatory purposes, and the employment of our first internationally based employee. In addition, on October 12, 2020, we entered into the Share Purchase Agreement (as defined below) pursuant to which we expect to acquire Voxbone's European-based communications platform and IP voice network that serves more than sixty countries. For further risks related to the proposed acquisition of Voxbone, please see below under “Risks Related to the Acquisition of Voxbone.” Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. We have limited experience with international operations, and our international expansion efforts may not be successful.

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
We, along with many other telecommunications companies and similar service providers, currently are subject to litigation regarding our billing, collection and remittance of non-income-based taxes and other similar charges regarding 911 services alleged to apply in certain states, counties, and municipalities located in Illinois, New York, Pennsylvania, and Rhode Island. See the section titled “Item 3. Legal Proceedings.” We may face similar litigation in other jurisdictions in the future. While we are vigorously defending these lawsuits, litigation is inherently uncertain. Tax assessments, penalties and interest or future requirements arising from these lawsuits, or any other lawsuits that may arise in other jurisdictions, may adversely affect our business, results of operations and financial condition.
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
As we expand our international operations, we face exposure to the effects of fluctuations in currency exchange rates. While we have primarily transacted in U.S. dollars, we have transacted with partners in Europe in British Pounds and Euros. We expect to expand the number of transactions with customers and partners that are denominated in foreign currencies in the future as we expand our business internationally. We also incur expenses for some of our network service provider costs outside of the United States in local currencies and for employee compensation and other operating expenses in local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in an increase to the U.S. dollar equivalent of such expenses.
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
As we expand our international offerings, we are subject to the Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act and other laws that prohibit improper payments or offers of payments to foreign governments and their officials, political parties, and/or private parties by persons and entities for the purpose of obtaining or retaining business. Our international activities create the risk of unauthorized payments or offers of payments by one of our employees or consultants, even though these parties are not always subject to our control. Our policies prohibit these practices by our employees and consultants, although our existing safeguards and any future improvements may prove to be less than effective, and our employees or consultants may engage in conduct for which we might be held responsible. Violations of the FCPA, the U.K. Bribery Act or other laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results, and financial condition.
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
One of our third-party suppliers, Level 3, provides us with certain 911 call routing and termination services. Pursuant to the agreement with Level 3, Level 3 is our preferred provider for these services until December 31, 2023, after which the agreement automatically renews for consecutive one-month periods, unless terminated by either Level 3 or us. After December 31, 2023, Level 3 may cancel the agreement upon two years’ notice and we may cancel the agreement upon one year’s notice. If our agreement with Level 3 terminates for any reason other than our default, Level 3 must continue to provide these services to us for at least two years to allow us to transition to another provider. We are obligated to pay Level 3 a minimum of $50,000 per month for the period beginning on January 1, 2021 and ending on December 31, 2021 and a minimum of $25,000 per month for the period beginning on January 1, 2022 and ending on December 31, 2022. Additionally, Level 3 has a right of first refusal to provide these 911 call routing and termination services to us in additional geographic areas.
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
Network providers also may institute additional fees due to regulatory, competitive or other industry-related changes that increase our costs. For example, in February 2020, a major U.S. cellular carrier introduced a new service offering for Application to Person (“A2P”) messages that adds a new fee for A2P messages delivered to its subscribers. Other cellular carriers may introduce similar fees. While we may be able to negotiate with network providers, absorb the increased costs, or charge these costs to our customers, we cannot assure you that we will be able to do so. In the case of new A2P fees, we are passing, and expect to continue to pass, these fees on to our customers who send A2P messages to the carrier's subscribers. This is expected to increase our revenue and cost of goods sold, but is not expected to impact the gross profit received for sending these messages. However, these changes may still have a negative impact on our gross margins mathematically. We also may not be able to effectively respond to any new fees if all network providers in a particular market impose equivalent fee structures, if the magnitude of the fees is disproportionately large when compared to the underlying prices paid by our customers, or if the market conditions limit our ability to increase the prices we charge our customers.
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
We conduct operations in many tax jurisdictions throughout the United States. In many of these jurisdictions, non-income-based taxes such as sales, use and telecommunications taxes, including those associated with (or potentially associated with) VoIP telephony services or 911 services, are or may be assessed on our operations. As we expand our international operations, we also face exposure to other non-income-based taxes such as value added taxes that are or may be assessed on our operations. The systems and procedures necessary to comply in these jurisdictions are complex to develop and challenging to implement. Additionally, we rely heavily on third parties to provide us with key software and services for compliance. If these third parties cease to provide those services to us for any reason, or fail to perform services accurately and completely, we may not be able to accurately bill, collect or remit applicable non-income-based taxes. Historically, we have not billed or collected certain of these taxes and, in accordance with GAAP, we have recorded a provision for our tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. These estimates include several key assumptions including, but not limited to, the taxability of our services, the jurisdictions in which we believe we have nexus, and the sourcing of revenue to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, our actual exposure could differ materially from our current estimates.
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
We conduct our international operations through subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. Also, our tax expense could be affected depending on the applicability of withholding and other taxes under the tax laws of certain jurisdictions in which we have business operations. The relevant revenue and taxing authorities may disagree with positions we have taken generally, or our determinations as to income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations.
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
We may acquire or invest in companies, which may divert our management’s attention and result in debt or dilution to our stockholders. We may not be able to efficiently and effectively integrate acquired operations, and thus may not fully realize the anticipated benefits from such acquisitions.
We may evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. For example, we have entered into the proposed acquisition of Voxbone. If that transaction closes, our stockholders will be diluted. For further risks related to the proposed acquisition of Voxbone, please see below under the heading “Risks Related to the Acquisition of Voxbone.” We also may enter into relationships with other businesses to expand our products and platform, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies.
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
Prior to our initial public offering, there was no public market for shares of our Class A common stock. On November 10, 2017, we sold shares of our Class A common stock to the public at $20.00 per share. From November 10, 2017, the date that our Class A common stock began trading on the NASDAQ Global Select Market, through October 28, 2020, the trading price of our Class A common stock has ranged from $18.05 per share to $198.61 per share. The trading price of our Class A common stock may continue to be volatile and could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
•rules adopted by certain index providers, such as S&P Dow Jones, that limit or preclude inclusion of companies with multi-class capital structures in certain of their indices;
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial public offering, including our directors, executive officers and significant stockholders and their respective affiliates who held in the aggregate 57.1% of the voting power of our capital as of September 30, 2020. This limits or precludes your ability to influence corporate matters, including the election of directors, amendments to our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class A common stock has one vote per share, and our Class B common stock has ten votes per share. As of September 30, 2020, our directors, executive officers and holders of more than 5% of our common stock, and their respective affiliates, hold in the aggregate 57.1% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments to our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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

If all or substantially all of the holders of our Class B common stock convert their shares into Class A common stock voluntarily or otherwise, Mr. Morken may control approximately 42.0% of the combined voting power of our outstanding capital stock. As a result, Mr. Morken may have the ability to effectively control the appointment of our management, the entering into of mergers, sales of substantially all or all of our assets and other extraordinary transactions and influence amendments to our certificate of incorporation and bylaws. If Mr. Morken obtains control of a majority of the voting power of our outstanding capital stock, he would have the ability to control the vote in any election of directors and would have the ability to prevent any transaction that requires stockholder approval regardless of whether other stockholders believe the transaction is in our best interests. In any of these matters, the interests of Mr. Morken may differ from or conflict with your interests. Moreover, this concentration of ownership may also adversely affect the trading price for our Class A common stock to the extent investors perceive disadvantages in owning stock of a company with a controlling stockholder.
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
Our second amended and restated bylaws provide, subject to limited exceptions, that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, including claims under the Securities and Exchange Act, the federal district court for the District of Delaware or other state courts of the State of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or stockholder to us or our stockholders; (iii) any action asserting a claim against us that is governed by the internal affairs doctrine; or (iv) any action arising pursuant to any provision of the Delaware General Corporation Law, our second amended and restated certificate of incorporation or our second amended and restated bylaws. If a stockholder files an action within the scope of the preceding sentence in any other court than a court located in Delaware, the stockholder shall be deemed to have consented to the provisions of our second amended and restated bylaws described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our second amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations.
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
Risks Related to the Acquisition of Voxbone
The proposed acquisition of Voxbone may cause a disruption in our business.
On October 12, 2020, we entered into a Share Purchase Agreement (the “Share Purchase Agreement”) by and among us, Voicebox S.à r.l., a private limited liability company (société à responsibilité limitée) incorporated under the laws of Luxembourg (RCS number B198.967) (“Voicebox”), Itay Rosenfeld, Stefaan Konings, Dirk Hermans, Gaetan Brichet and Stichting Administratiekantoor Voice, a foundation (stichting) incorporated under the laws of the Netherlands (“Stichting” and, together with Voicebox, Itay Rosenfeld, Stefaan Konings, Dirk Hermans and Gaetan Brichet, the “Selling Stockholders”) pursuant to which, among other things, we will acquire all of the A Ordinary Shares, B Ordinary Shares and C Ordinary Shares of Voice Topco Limited, a private limited liability company incorporated under the laws of England and Wales (No. 9717662) (“Voice Topco”). Voice Topco directly or indirectly holds all of the issued and outstanding shares of Voxbone S.A., a private limited liability company registered under the laws of Belgium (“Voxbone”), which (with its subsidiaries) is the operating subsidiary of Voice Topco.
The proposed Acquisition could cause disruptions to our business or business relationships, which could have an adverse impact on results of operations. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.
The pursuit of the Acquisition, the preparation for the integration and the integration of Voxbone may place a significant burden on our management and internal resources. The diversion of management’s attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect our financial results.
We have incurred and expect to continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Acquisition. We may also incur unanticipated costs in the integration of Voxbone’s business with our business. The substantial majority of these costs will be non-recurring expenses relating to the Acquisition, and many of these costs are payable regardless of whether or not the

Acquisition is consummated. We also could be subject to litigation related to the proposed Acquisition, which could result in significant costs and expenses.
Failure to complete the Acquisition in a timely manner or at all could negatively impact the market price of our Class A common stock, as well as our future business and our financial condition, results of operations and cash flows.
We currently anticipate the Acquisition will be completed on or around November 2, 2020 (with an effective date of October 31, 2020), but we cannot be certain when or if the conditions to the Acquisition will be satisfied or (if permissible under applicable law) waived. The Acquisition cannot be completed until the conditions to closing are satisfied or (if permissible under applicable law) waived, including the accuracy of the warranties made by us or the Selling Stockholders, as applicable, in the Share Purchase Agreement.
The satisfaction of the required conditions could delay the completion of the Acquisition for a significant period of time or prevent it from occurring at all. Further, there can be no assurance that the conditions to the closing of the Acquisition will be satisfied or waived or that the Acquisition will be completed.
If the Acquisition is not completed in a timely manner or at all, our ongoing business may be adversely affected as follows:
•we may experience negative reactions from the financial markets, and our stock price could decline to the extent that the current market price reflects an assumption that the transaction will be completed;
•we may experience negative reactions from employees, customers, suppliers or other third parties;
•management’s focus may have been diverted from pursuing other opportunities that could have been beneficial to us; and
•our costs of pursuing the Acquisition may be higher than anticipated.
If the Acquisition is not consummated, there can be no assurance that these risks will not materialize and will not materially adversely affect our stock price, business, financial conditions, results of operations or cash flows.
Although we expect that the Acquisition will result in synergies and other benefits to us, we may not realize those benefits because of difficulties related to integration, the achievement of synergies and other challenges.
We and Voxbone have operated and, until completion of the Acquisition, will continue to operate, independently, and there can be no assurances that our businesses can be combined in a manner that allows for the achievement of substantial benefits. Any integration process may require significant time and resources, and we may not be able to manage the process successfully as our ability to acquire and integrate companies, products or technology in a successful manner is unproven. If we are not able to successfully integrate Voxbone’s businesses with ours or pursue our customer and product strategy successfully, the anticipated benefits of the Acquisition may not be realized fully or may take longer than expected to be realized. Further, it is possible that there could be a loss of our and/or Voxbone’s key employees and customers, disruption of either company’s or both companies’ ongoing businesses or unexpected issues, higher than expected costs and an overall post-completion process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in combining Voxbone’s operations with ours in order to realize the anticipated benefits of the Acquisition so the combined company performs as the parties hope:
•combining the companies’ corporate functions;
•maintaining existing agreements with customers, providers and talent and avoiding delays in entering into new agreements with prospective customers, providers and talent;

•determining whether and how to address possible differences in corporate cultures and management philosophies;
•integrating the companies’ administrative, information technology and network infrastructure;
•developing products and technology;
•evaluating and forecasting the financial impact of the acquisition transaction, including accounting charges; and
•effecting potential actions that may be required in connection with obtaining regulatory approvals.
In addition, at times the attention of certain members of our management and resources may be focused on completion of the Acquisition and the integration of the companies’ businesses and diverted from day-to-day business operations, which may disrupt our ongoing business and the business of the combined company. Furthermore, the ongoing worldwide COVID-19 outbreak may compound existing challenges to successful integration of the companies, particularly in light of current travel restrictions that preclude in-person integration efforts.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.

Item 6. Exhibits and Financial Statement Schedules

Exhibit Index

Exhibit number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
2.1	Share Purchase Agreement, by and between Bandwidth Inc. and Voicebox S.à r.l, Mr Itay Rosenfeld, Mr Stefaan Konings, Mr Dirk Hermans, Mr Gaetan Brichet and Stichting Administratiekantoor Voice, dated October 12, 2020.	8-K	001-38285	2.1	10/13/2020
3.1	Second Amended and Restated Certificate of Incorporation.	Q3 10-Q	001-38285	3.1	12/14/2017
3.2	Second Amended and Restated Bylaws.	Q3 10-Q	001-38285	3.2	12/14/2017
10.1	Management Warranty Deed, by and between Bandwidth Inc. and Mr Itay Rosenfeld, Mr Stefaan Konings, Mr Dirk Hermans and Mr Gaetan Brichet, dated October 12, 2020.	8-K	001-38285	10.1	10/13/2020
10.2	Registration Rights Agreement, by and between Bandwidth Inc. and Voicebox S.á r.l, dated Octonber 12, 2020.	8-K	001-38285	10.2	10/13/2020
31.1	Certificate of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
101.INS	XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.				Filed herewith
101.SCH	XBRL Taxonomy Schema Document.				Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith
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

BANDWIDTH INC.

Date:	October 30, 2020	By:	/s/ David A. Morken
David A. Morken
Chief Executive Officer
(Principal Executive Officer)

Date:	October 30, 2020	By:	/s/ Jeffrey A. Hoffman
Jeffrey A. Hoffman
Chief Financial Officer
(Principal Accounting and Financial Officer)