Form 10-K
period 2020-12-31
Bandwidth Inc.
filed 2021-03-01
CIK 1514416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-K
__________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
__________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,625 million based upon the closing price reported for such date on the NASDAQ Global Select Market.
As of February 19, 2021, 22,664,030 shares of the registrant’s Class A common stock and 2,334,058 shares of registrant’s Class B common stock were outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part II and Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

BANDWIDTH INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2020

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
•our ability to successfully integrate and benefit from any strategic acquisitions, including our acquisition of Voxbone (as defined herein), or future strategic acquisitions or investments;
•our ability to effectively manage our international operations and expansion;
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
•our ability to manage fees that have been or may be instituted by network providers that increase our costs;
•our ability to maintain, protect and enhance our intellectual property;
•our expectations regarding litigation and other pending or potential disputes;
•our ability to service the interest on our Convertible Notes (as defined herein) and repay such Convertible Notes, to the extent required; and
•our expectations about the impact of public health epidemics, such as COVID-19 (as defined herein), or natural disasters on the global economy and our business, results of operations and financial condition.
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

PART I - FINANCIAL INFORMATION

Item 1. Business
Overview
We are a leading global enterprise cloud communications company. Our solutions include a broad range of software Application Programming Interfaces (“APIs”) for voice, messaging and emergency services. Our sophisticated and easy-to-use software APIs allow enterprises to enhance their products and services by incorporating advanced, global connectivity for voice, messaging and emergency services communications capabilities. Companies use our platform to more frequently and seamlessly connect with their end users, add voice calling capabilities to applications and devices, transition from on-premise to cloud-based communication tools and applications, integrate messaging capabilities into applications or software, build interactive voice response systems for contact centers, offer end users new mobile application experiences including emergency services and improve employee productivity, among other use cases. We have established a reputation as a leader in the Communications Platform-as-a-Service (“CPaaS”) space through our innovation-rich culture and focus on empowering enterprises with end-to-end communications solutions.
We are the only CPaaS provider in the industry that owns and operates a nationwide IP voice network in the U.S. In 2020 we acquired Voxbone, a leading European-based communications platform with its own IP voice network assembled by building relationships with local carriers around the globe. Our deep U.S. presence and global platform extending across more than 60 countries serves enterprises in countries representing more than 90% of global gross domestic product (“GDP”). We believe that our current and future customers will benefit from using a unified software platform, network and team to serve people around the world.
As technologies evolve and new mobile applications and connected devices proliferate, enterprises must adapt and innovate their communications solutions to create a “connected” experience anywhere, anytime, on any device. Enterprises looking to capitalize on trends such as work-from-anywhere, Application-to-Person (“A2P”) messaging, omni-channel customer service, and voice-as-an-interface need solutions that are reliable, secure, scalable and cost-efficient. Most software-powered communications providers rely heavily on leased networks and cannot provide enterprise-grade service and support. We believe traditional large-scale network providers lack the capabilities to build robust software platforms for agile development of communications solutions. Enterprises focus on their core businesses and lack the technical know-how or strategic flexibility to build the customized solutions they require in-house. As a result, enterprises need a third-party, end-to-end, cloud-based software solution that eliminates the complexity and expense of building and maintaining their own communications platform.
Our solutions address enterprises’ communications needs and we believe they are shaping the future of how enterprises connect through embedded voice and messaging for applications and devices. At the core of our solutions are our communications software APIs, which allow companies to build and automate products and services on top of our cloud-based, out-of-the-box software. Our software APIs include pre-defined functions that are easily customizable for specific use cases without the challenge and expense of building and deploying complex code. Moreover, our platform collects and analyzes terabytes of call and messaging data records in real-time and provides a seamless integration to customer relationship management (“CRM”) and business intelligence analytics tools to provide meaningful data driven actionable insights for critical business decisions. Customers can then launch and scale applications and solutions with reliability using our IP voice network with global reach. Our voice software APIs allow enterprises to make and receive phone calls and create advanced voice experiences. Integration with our IP voice network ensures enterprise-grade functionality and secure, high-quality connections. Our messaging software APIs provide enterprises with advanced tools to connect with end users via messaging. Our customers also use our solutions to enable emergency (911, 112, 999, etc.) response capabilities, real-time provisioning and activation of phone numbers, and toll-free number messaging across the globe. The unique combination of software APIs and our IP voice network provides our customers high quality calls, automated workflows, enterprise-grade support and global coverage.

We believe that our network is capital-efficient and supports the applications and experiences that make a difference in the way enterprises communicate. Since a communications platform is only as strong as the network that backs it, we believe our network provides a significant competitive advantage in the control, quality, pricing power and scalability of our offering. We are able to control the quality and provide the support our customers expect, while meeting regulatory, scalability and cost requirements more efficiently.
Our customers currently include large enterprises, communications service providers, conferencing providers, contact centers, small and medium-sized businesses, emerging technology companies and many other businesses. Our customers operate in a diverse set of industries, including technology, communications, financial, healthcare, hospitality, transportation and services, that need to launch and scale robust communications experiences. Our customers choose Bandwidth because we empower them to embed seamless communications within their products and services in a reliable, flexible, scalable and cost-efficient manner. Our customers include Cisco, Dialpad, Genesys, Google, Microsoft, RingCentral, Uber and Zoom, among many others. We do not currently have any consumer or residential customers, although our enterprise customers may utilize our solutions to serve their own consumer or residential customers or end users.
Our usage-based revenue model allows us to grow with our customers and increase our revenue base as our customers expand their usage of our solutions. Our dollar-based net retention rate, which measures our customers’ increased utilization of our platform, was 118%, 113% and 131% for the years ended December 31, 2018, 2019 and 2020, respectively.
We have continued growing our business in recent periods. For the years ended December 31, 2018, 2019 and 2020, our revenue was $204.1 million, $232.6 million and $343.1 million, respectively, and our net income (loss) was $17.9 million, $2.5 million and ($44.0) million, respectively.
Segments
We have two reportable segments, CPaaS and Other. Segments are evaluated based on revenue and gross profit. We do not allocate operating expenses, interest expense or income tax expense to our segments. Accordingly, we do not report such information. We generate a majority of our revenue from our CPaaS segment. CPaaS revenue is derived from voice usage, phone number services, emergency calling-enabled phone number services, messaging services and other services. We generate a portion of our CPaaS revenue from usage-based fees, which include voice calling and messaging services. We also earn monthly fees from services such as phone number services and emergency access service. The remainder of our revenue is generated by our Other segment. Other revenue is composed of revenue earned from our legacy services and indirect revenue. See Note 10, “Segment and Geographic Information” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for additional information about our segments.
Our Platform
Our communications platform empowers enterprises to create and scale voice, messaging and emergency communications services across any application and device. Our software platform and IP voice network enable our enterprise customers to rapidly develop and deploy real-time and mission-critical, software-powered communications solutions. Our sophisticated and easy-to-use software APIs allow enterprises to enhance their products and services by incorporating advanced voice, messaging and emergency calling capabilities. By operating our own capital-efficient, IP voice network, we are able to offer advanced monitoring, reporting and analytics, superior customer service, dedicated operating teams, personalized support and flexible cost structures.
Our cloud-based platform is a proprietary CPaaS offering consisting of voice, messaging and emergency services solutions:
Voice Software API. We provide flexible software APIs that are used to build voice calling within applications, innovative call flows between users or machines, call recording, text-to-speech for interactive voice response, call detail records, conference calling, bridging and more. We provide the ability to have customized high-

quality call routing for business voice use cases and global reach. Our voice quality monitoring service provides tools and processes for network quality tests and proactive tuning. While we provide a wide range of functionalities, some of the common use cases are:
•Enabling local and toll-free numbers via software API: Our platform empowers enterprises with a capability to activate, automate and manage phone numbers instantly and at scale. With our bulk porting option customers can port an unlimited amount of phone numbers at once, coordinating port dates and times from multiple carriers. Using our easy to use software APIs, our enterprise customers can easily add additional lines to their business as well as for their end users.
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
•Transitioning from traditional premise focused communications to cloud based services: We provide unified communications providers modern, scalable and cost efficient voice and messaging solutions, which enable their digital transformation efforts. Our network and API solutions work in a hybrid environment as well as a full cloud deployment.
Messaging Software API. Our software APIs for messaging deliver a complete wireless experience for both P2P and A2P messaging including: delivery receipts, MMS, long text support, short code support, emoji support and bi-directional unicode (international characters) and short codes interoperability. Bandwidth’s messaging services are enabled for local and toll-free phone numbers as well as short codes. While we provide a wide range of functionalities, some of the common use cases are:
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
Emergency Services Software API. We are the only software platform that provides complete communications solutions with integrated local emergency services in more than 60 countries around the globe. We can instantly connect numbers, devices or applications to emergency services with reliable and accurate emergency routing. Our Dynamic Geospatial Routing uses geocoding to enable real-time routing based on X,Y coordinates of the caller and defined Public Safety Access Point boundaries. Additionally, our notification API enables an email notification sent to on-site security personnel when an emergency call takes place within a large enterprise. Our Advanced “Next Generation 911” “i3”-ready NENA i2 “Enhanced” service network covers approximately 99% of the population of the United States. Outside the United States in the jurisdictions we serve, in-country routing guarantees that emergency calls will connect directly to the appropriate Public Safety Answering Point.

Key Benefits of Our Software Platform
Our communications platform provides the following benefits to the enterprises we serve:
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
•Easy to Scale. We enable enterprises to easily scale globally at launch, without sacrificing quality, while meeting the most stringent requirements. We can deliver full end-to-end automation for even the largest of enterprises using our IP voice network. We are able to support high user volumes without impacting deliverability. Our enterprise-grade tooling makes it easy to order, provision, and port phone numbers as our customers grow their businesses. Our software removes complexity, eliminates performance degradation and increases cost efficiencies at scale.
•Flexibility. Our software APIs are easy to deploy and use and allow for the creation of solutions to address a broad array of use cases. Our software can be implemented directly into product workflow for a variety of custom solutions such as creation of virtual call centers, group messaging and dynamic call location routing. We enable developers to easily and rapidly innovate with our platform.
Key Benefits of Our Network
Our IP voice network provides the following benefits to the enterprises we serve:
•Enhanced Quality and Reliability. We offer greater levels of quality and delivery assurance than providers offering services across the public Internet or through partnerships. As a result, the enterprises we serve have enjoyed 99.9% network uptime in 2020.
•Total Accountability. The ability to vertically integrate our software platform with our IP voice network provides us with a differentiated ability to continuously monitor, report and resolve any software- or network-related issues on a real-time basis. For our enterprise customers, having a single platform solution for their entire communications requirements, including software and network, offers tremendous value with respect to time and financial resources. Our service-level agreements with our enterprise customers assure that we provide high quality service and give them peace of mind and confidence in our service.
•Owner Economics Drives Value for Our Customers. The differentiated pairing of our software combined with owning the delivery capability in the United States through our IP voice network creates lower marginal costs at scale, which we are able to pass on to our customers.
Our Competitive Strengths
In our 20 years of business, we have prided ourselves on maintaining a start-up culture and our focus on continuous innovation. We have innovated on our CPaaS offerings to empower our enterprise customers with a comprehensive software-powered communications platform that integrates seamlessly with one of the largest IP voice networks in the world. Our innovation-rich culture, customer-centric solutions and track record of successful execution provide us with the following competitive strengths:
•Highly Scalable Platform Built for the Enterprise. We built our communications platform from the ground up as an enterprise-grade cloud application. As a result, our deployment is fast, our software APIs are flexible and easy-to-use, and we enable enterprises to launch and scale on day one. Our software APIs allow the enterprise customers we serve to grow with flexibility and seamlessly embed communications in their applications or devices. Our scalable platform allows us to serve large-scale Internet companies and cloud service providers.

•One of the Broadest, Most Complete Solutions in the Industry. We provide enterprises one of the broadest, most complete communications services solutions in the industry through our integrated software and IP voice network. Our large library of voice, messaging and emergency services APIs enables our customers to incorporate into their products and services a broad range of capabilities not otherwise attainable.
•CPaaS-Based Emergency Calling Capabilities. We believe we are the only CPaaS software provider with emergency service capabilities. We believe our emergency calling capabilities provide a significant advantage as compared to software platform providers that are enabling residential voice services through new connected device experiences. In many countries, it’s a legal obligation to ensure on-premise access to local emergency services. Our customers can meet compliance commitments using a single provider in multiple markets where they do business – across North America, Europe and Asia-Pacific. Moreover, our dynamic geospatial routing capability routes emergency calls based on a real-time location of the caller to produce industry-leading results.
•Our IP Voice Network. Our communications platform’s IP voice network, which we operate in more than 60 countries globally, supports our ability to scale at a reliable and consistent quality for the enterprises we serve. The control and scale we have over our IP voice network integrated with our communications platform provides us distinct competitive advantages that include consistent high quality, in-depth enterprise support, real-time network visibility and economies of scale.
•Deep Experience and Expertise in Voice and Messaging. The combination of our versatile software API platform and our IP voice network control allows us to offer not just best efforts, but best-in-class voice and messaging solutions for enterprises. Our senior leadership team has a combined 100+ years of industry experience and an average tenure with Bandwidth of more than a decade.
•Growing, Long-Term Relationships with Low Customer Churn. We deliver comprehensive solutions that address the unique and complex needs of the enterprises we serve. As a result, these enterprises have continued to innovate and grow with our platform over extended time frames. Our relationship with each of the enterprises we serve often expands across different product suites, divisions and use cases over time. Our customers include large enterprises and small and medium-sized businesses across various industries, and we rarely lose customers that have been on our platform for more than three months. For example, a number of our largest enterprise customers have been on our platform for more than ten years. Based on surveys conducted after customer interactions in 2020, our customers have expressed a 97% satisfaction rate.
•Culture. While we will always be mission-first, our people ensure that we deliver on our mission for the customers we proudly serve. We seek to identify, attract, and retain team members who will contribute to our inclusive culture that promotes diversity of thought and experience. Our Whole Person Promise is at the core of our culture. We believe that each of our team members can do meaningful work while enjoying a full personal life. We have developed a variety of programs to help our team members develop and maintain their bodies, minds and spirits in connection with our Whole Person Promise. Additionally, we have a saying at Bandwidth: “Your music matters to the BAND.” We believe people are essential to accomplishing our mission, so we celebrate our differences and encourage “Bandmates” to be their authentic selves. This culture supports our hiring and serves as a competitive advantage in attracting and retaining top talent.
Our Growth Strategy
•Expand Existing Enterprise Relationships. We seek to continue to expand our relationships with our existing enterprise customers. For example, enterprises often initially purchase only our voice solution and later expand to purchase additional services like messaging and emergency calling capability. Enterprises often launch voice, messaging or emergency calling in one country or region and expand to additional geographies over time. Additionally, we are able to help enterprises scale efficiently and offer their solutions to more of their customers as they grow.

•Grow Our Enterprise Customer Base. We believe there is a substantial opportunity to increase our enterprise customer base across a broad range of industries, companies and geographies. We plan to continue to grow and invest in our direct sales force and marketing to increase our enterprise customer base.
•Continue to Innovate Our Platform. We are committed to building on our track record of leveraging our innovative product capabilities to meet our customers’ needs, just as we have done throughout our history, through dramatic waves of change in communications technology. We were early to deploy software-based networks and to offer hosted cloud-based voice services, while building out one of the fastest growing IP voice networks over the last ten years in the United States. We have expanded our coverage to over 60 countries. Our team has continued to adapt to a dynamic environment to grow our business, and we intend to invest in continued development of our platform and product features to support new use cases and help our enterprise customers succeed as communications technologies evolve.
•Cultivate Long Term Relationships Through Customer Satisfaction. We intend to continue focusing on delivering world-class services and support to the enterprises we serve to ensure a high level of satisfaction. We believe that satisfied customers provide vital product feedback, purchase additional services, renew contracts at a high rate and provide broad advocacy and new customer referrals for our business.
•Expand Breadth and Depth of International Coverage. We offer various communications services in over 60 countries, representing over 90% of global GDP. We plan to pursue new coverage areas and expanded offerings within those coverage areas we already serve in response to our customers’ needs.
•Pursue Acquisitions and Strategic Investments Selectively. We may selectively pursue acquisitions and strategic investments in businesses and technologies that strengthen our platform.
Our Customers
We have a broad and diversified customer base. We benefit from longstanding relationships with well-recognized enterprise customers, as well as small and medium-sized businesses. Many of our customers have multi-year contracts, with no single customer representing 10% of total revenue for the year ended December 31, 2020.
Our management is highly focused on creating and maintaining strategic partnerships beyond standard transactional customer relationships. We empower enterprises to create, scale and operate voice or messaging communications services across any mobile application or connected device, and this ability reinforces our customer relationships.
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
Sales and Marketing
Our sales and marketing teams work together to identify and establish relationships with prospects, acquire new enterprise customers, expand relationships with existing enterprises and integrate them with our communications platform. Our marketing staff generates leads through our website, online marketing campaigns, webinars, sponsored events, white papers, public relations and other outbound lead development efforts. Our marketing staff also targets companies with products that could use our services for the first time or to displace our competitors. Our marketing initiatives enhance awareness and adoption of our services.
We engage potential customers and existing customers through an enterprise sales approach. Our sales executives directly engage C-level executives and other senior business, product and technical decision makers responsible for the end user experience and financial results at their enterprises. Our sales executives work to educate these decision makers and their teams about the benefits of using our communications platform to launch and scale robust communications experiences. Our sales team includes sales development, inside sales, field sales and sales engineering personnel.
As of December 31, 2020, we had 216 employees in our sales and marketing organization.
Research and Development
Our ability to compete depends in large part on our continuous commitment to research and development (“R&D”). We also seek to continuously enhance our existing services and develop new products and services. Our product and network teams are responsible for the design, development, testing and release of our platform. These teams closely coordinate with our executive management, which is responsible for creating a vision for our platform, and with our sales and marketing teams, which relay enterprise demands and possible new use cases or enhancements. Our development efforts focus on the availability and resiliency of our communications platform and our network, including infrastructure, ease-of-use and flexibility, end-user experience and ability to integrate with other enterprise systems.
As of December 31, 2020, we had 296 employees in our R&D organization.
Competition
The CPaaS market is rapidly evolving and increasingly competitive. We believe that the principal competitive factors in our market are:
•platform scalability, reliability, deliverability, security and performance;
•network control and quality;
•global reach;
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
Our competitors fall into two primary categories:
•CPaaS companies that offer a narrower set of software APIs, less robust customer support and fewer other features while relying on third-party networks and physical infrastructure; and
•network service providers that offer limited developer functionality on top of their own networks and physical infrastructure, such as AT&T, Colt, Lumen and Verizon.

Some of our competitors have greater financial, technical and other resources, greater geographic reach, greater name recognition, larger sales and marketing budgets and larger intellectual property portfolios. As a result, certain competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or enterprise requirements. In addition, some competitors may offer products or services that address one or a limited number of functions at lower prices, with greater depth than our services or in geographies where we do not operate. With the introduction of new products and services and new market entrants, we expect competition to intensify in the future. Moreover, as we expand the scope of our platform, we may face additional competition.
Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to protect our proprietary technology. We also rely on registered and unregistered trademarks to protect our brand.
As of December 31, 2020, we had fifteen U.S. patents and two U.S. patent application pending. In addition, as of December 31, 2020, we had twenty-four registered trademarks in the United States and elsewhere.
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
Employees
As of December 31, 2020, we had a total of 960 employees, who are primarily located in the United States, Europe and Asia Pacific. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
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
Federal Telecommunications Regulation

The Federal Communications Commission (“FCC”) has jurisdiction over interstate and international telecommunications services in the U.S. We have obtained FCC authorization to provide services on a facilities and resale basis.
Under the Communications Act of 1934, as amended by the Telecommunications Act of 1996 (the “1996 Act”), any entity, including cable television companies and electric and gas utilities, may enter any telecommunications market, subject to reasonable state regulation of safety, quality and consumer protection. The industry continues to evolve toward new services built upon IP technologies. With these technological advances, there have been challenges to the traditional regulatory structure under the 1996 Act. Among the challenges that have arisen is fraud and abuse in the form of illegal robocalling and unwanted text messaging. Recently, Congress passed and the President signed the TRACED Act. Among other things, the TRACED Act directs the FCC to conduct a number of different rulemaking proceedings and increases the FCC’s enforcement authority. As a result, the FCC is conducting several proceedings to understand and address fraud and abuse in the form of illegal robocalling. Among various FCC proceedings and orders, on December 23, 2020 the FCC granted our application for a STIR/SHAKEN compliance exemption for our IP network and services. Separately, the FCC also thwarts illegal robocalling through the Telephone Consumer Protection Act of 1991 (the “TCPA”), which restricts telemarketing calls and the use of automatic text messages without the recipient’s proper consent. The Federal Trade Commission and state attorneys general also have the authority to enforce compliance with the TCPA. Moreover, the TCPA also allows aggrieved private parties to directly seek civil remedies and seek statutory-defined damages for calls or text messages received without recipients’ proper consent. The scope and interpretation of these laws and regulations continue to evolve and develop. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining the recipient’s proper consent, we could face direct liability.
VoIP Regulation. Some of our communications services provided through our software APIs may qualify as Voice-over Internet Protocol (“VoIP”). The FCC has imposed various regulatory requirements on VoIP providers that previously applied only to traditional telecommunications providers, such as obligations to provide 911 functionality, to contribute to the federal universal service fund, to comply with regulations relating to local number portability, to abide by the FCC’s service discontinuance rules, to contribute to the Telecommunications Relay Services fund and to abide by the regulations concerning Customer Proprietary Network Information, outage reporting, access for persons with disabilities, the Communications Assistance for Law Enforcement Act and expanded obligations with respect to the transmission of emergency calls. In some instances, these regulations indirectly affect us because they directly apply to our customers. Additionally, several state public utility commissions are conducting regulatory proceedings that could affect our rights and obligations, or the rights and obligations of our customers, with respect to IP-based voice applications. Specifically, some states have taken the position that the “local” component of VoIP service is subject to traditional regulations applicable to local telecommunications services, such as the obligation to pay intrastate universal service fees and other state-related telecommunications taxes, fees and surcharges. We cannot predict whether the FCC or state public utility commissions will impose additional requirements, regulations or charges upon our provision of services related to IP communications.
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
In its November 2011 Universal Service Fund/Intercarrier Compensation Transformation Order (the “USF/ICC Transformation Order”) and subsequent related FCC orders, most terminating switched access charges and all reciprocal compensation charges were capped at then-current levels, and were reduced to zero over, as relevant to us, generally a six-year transition period that began July 1, 2012.
Pursuant to the USF/ICC Transformation Order, VoIP, while remaining unclassified as either an information or a telecommunications service, was prospectively categorized as either local or non-local traffic. On December 17, 2019, the FCC issued an order that concludes that local exchange carriers (“LECs”) may assess end office switched access charges only if the LEC or its VoIP partner provides a physical connection to the last-mile facilities used to serve an end user. If neither the LEC nor its VoIP partner provides such a physical connection, the LEC may not assess end office switched access charges because it is not providing the functional equivalent of end office switched access. The FCC also decided to give its order retroactive effect. We cannot predict the impact on our business, including whether other carriers will agree with our legal interpretations and treatments, at this time.
In a Report and Order released on October 9, 2020 the FCC adopted new rules governing various aspects of the intercarrier compensation structure applicable to toll free (8YY) calls (“8YY Originating Access Reform Order”). The new 8YY originating access rules took effect on December 28, 2020. The new rules will shift most switched access charges for 8YY calls to a bill-and-keep framework over a three-year period.
Emergency Services. Pursuant to Federal legislation called Ray Baum’s Act and Kari’s Law, the FCC has adopted new emergency calling regulations that began to take effect in early 2020 and will continue to take effect through January 2022. The new FCC rules adopted pursuant to Ray Baum’s Act and Kari’s Law govern the configuration of customer equipment and transmission of emergency calls in variety of different settings have and will take effect. The rules address the obligations of communication service providers and software providers, like us, as well as equipment installers, managers and operators of a variety of different types of communications systems. Generally, the rules require uniformity in dialing patterns for contacting emergency operators, implementing central notification functionalities, and rules governing the transmission of more precise location information in enterprise or campus environments. The granularity of the location information depends on the type of service. For example, fixed and nomadic VoIP services that can only be used within a certain location have different requirements than nomadic services that can be used both within and outside of certain locations. There is some ambiguity in the rules as to the specific obligations of each party involved in the service delivery chain and the rules have not been interpreted by the FCC or a court due to their recent promulgation and, in some cases, some of the rules are not yet effective. To the extent that we do not comply with these rules for any reason, we may be subject to enforcement actions by the FCC, other federal agencies as well as state agencies. We could also be subject to personal liability claims in certain instances.
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
International
As we have expanded internationally, we have become subject to telecommunications laws and regulations in the non-US jurisdictions where we offer our services. Prior to our November 2020 acquisition of Voxbone, we concentrated our efforts in Europe, including the United Kingdom. Following our November 2020 acquisition of Voxbone, we became subject to telecommunications laws and regulations in other non-US jurisdictions where we offer our services.
The European Electronic Communications Code. In 2002, the European Council adopted a set of six directives to create the framework for telecommunication laws in Europe (the “2002 Directives”). The directives are binding upon the European Union (the “EU”) member states, which must adopt implementing national laws consistent with the directives. The 2002 Directives included the Framework Directive, the Authorization Directive, the Access Directive, the Universal Service Directive and the E-Privacy Directive, each of which applies or will apply to us. In 2009 the European Council adopted two directives that amended the Framework Directive, the Authorization Directive, the Access Directive, the Universal Service Directive and the E-Privacy Directive (the “2009 Directives”), which the European Council repealed and replaced with the European Electronic Communications Code (the “EECC”). The EECC contemplated a December 2020 deadline for each of the EU member states to implement national laws consistent with the EECC, although most member states have not adopted implementing legislation.
Part I of the EECC – The Framework. Part I of the EECC describes the European regulatory framework and defines terms. Part I of the EECC also mandates the independence of the national regulatory authorities (the “NRAs”) to ensure the proper administration and exercise of power. Part I of the EECC also foresees the rules governing the provision of electronic communications networks and services.
Part II of the EECC – Networks. Part II of the EECC establishes a uniform framework for the regulation of access to and the interconnection of electronic communications networks, including spectrum licensing. Part II of the EECC also outlines the relationships among suppliers of network and services, including principles to govern contractual relationships and regulatory involvement by the NRAs as necessary. Part II of the EECC effectively governs the relationships among service providers at a wholesale level and defines the principle of market analysis and significant market power, and related termination rates.
Part III of the EECC - Services. Part III of the EECC governs universal service obligations and the provision of electronic communication networks and services to end users. Part III of the EECC seeks to ensure that end users have access to a minimum set of services, including access to emergency services. However, the minimum set of services is not required to be provided by all providers. Instead, the applicable NRAs may designate one or more companies to achieve the universal service in each country. It also establishes the principles governing the management of telephone numbers and the licensure requirements for the allocation of telephone numbers.
Part III of the EECC - Services. Part III of the EECC governs universal service obligations and the provision of electronic communication networks and services to end users. Part III of the EECC seeks to ensure that end users have access to a minimum set of services, including access to emergency services. However, the minimum set of services is not required to be provided by all providers. Instead, the applicable NRAs may designate one or more companies to achieve the universal service in each country. It also establishes the principles governing the management of telephone numbers and the licensure requirements for the allocation of telephone numbers.

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
Implementing National Legislation. The directives of the European Council ensure substantial similarities among nations, but not absolute uniformity. Each of the EU member states must adopt national legislation to implement the directives of the European Council.
United Kingdom. The United Kingdom (“U.K.”) departed from the EU in January 2020. We understand that the transition period contemplated by the withdrawal agreement governing the U.K.’s departure from the EU provided that EU law applied in and in relation to the UK only through December 2020. Thereafter, the EECC will no longer directly apply in the U.K. We do not anticipate considerable changes, however, since the EECC has been transposed into U.K. law as of December 2020.
Other Non-US Jurisdictions. Following our November 2020 acquisition of Voxbone, we became subject to telecommunications laws and regulations in other non-US jurisdictions where we offer our services. These laws and regulations may concern telecommunications, as well as privacy, data protection, intellectual property, competition, consumer protection, taxation or other subjects.
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
Risk Factors Summary
The following is a summary of the principal risks that could adversely affect our business, results of operations and financial condition.
Risks Related to Our Business
•The success of our growth and expansion plans depends on a number of factors that are beyond our control.
•The recent COVID-19 pandemic and the global attempt to contain it may harm our business.
•The market in which we participate is highly competitive, and we may not compete effectively.
•We may not be able to attract new customers in a cost-effective manner.
•The market for some of our services is new and unproven.
•We must increase the network traffic and revenue to meet our growth targets.
•Our business depends on customers increasing their use of our services.
•We may not be able to increase the revenue that we derive from enterprises.
•We may not be able to develop service enhancements or new services that achieve market acceptance.
•We have grown rapidly, expect our growth to continue, and may not be able to manage the growth effectively.
•Our pricing and billing systems are complex, and errors could adversely affect our revenue and profits.
•We must continue to develop effective systems to implement customer orders and to provide and bill for services.
•We may not be able to maintain and enhance our brand and increase market awareness.
•Failure to deliver high-quality support may adversely affect our customer relationships.
•We are expanding our operations internationally, which exposes us to significant risks.
•Our revenue is concentrated in a limited number of enterprise customers.
•Breaches of our networks or systems, or those of third parties upon which we rely, could harm our business.
•We are currently subject to litigation related to taxes and charges associated with our provision of 911 services.
•Customer misuse of our services and software could result in litigation and harm our business.
•The communications industry faces significant regulatory uncertainties.
•The effects of increased regulation of IP-based service providers are unknown.
•We must obtain and maintain permits and licenses to operate our network.
•If we violate regulatory requirements that apply to our operations, we may not be able to conduct our business.
•The FCC’s repeal of its Network Neutrality Rules could harm our business.
•Any failure to comply with privacy and data security obligations may harm our business.
•Our business is subject to complex and evolving foreign laws regarding privacy and data protection.
•Our business may be harmed if we cannot obtain, retain and distribute local or toll-free numbers.
•Foreign currency exchange rate fluctuations may harm our business.
•We may be exposed to liabilities under anti-corruption, export control and economic sanction regulations.
•Third party intellectual property rights could prevent us from using technologies needed to provide our services.
•Our use of open source software could negatively affect our ability to sell our services and subject us to litigation.
•Indemnity provisions in various agreements potentially expose us to substantial liability.
•Our use of personal information subjects us to evolving governmental laws and other legal obligations.
•We may fail to protect our internally developed systems, technology and software and our intellectual property.
•We are subject to litigation in the ordinary course of business, which may harm our business.
•We may be liable for the information that content owners or distributors distribute over our network.
•Third parties may use our services to commit fraud or steal our services.
•We may lose customers if our platform or network fails or is disrupted.
•Defects or errors in our services could harm our business.
•If our emergency services do not function properly, we may be exposed to significant liability.
•Termination of relationships with key suppliers could cause delay and additional costs.
•Our customer churn rate may increase.

•The prices for some of our services have decreased in the past and may do so again in the future.
•The need to obtain additional IP circuits or interconnect with other networks could increases our costs.
•The loss of any member of our senior management team or key employees could harm our business.
•If we are unable to hire, retain and motivate qualified personnel, our business will suffer.
•Our management team has limited experience managing a public company.
•We could be subject to liability for historic and future sales, use and similar taxes.
•We may be subject to significant tax-related liabilities and indemnity obligations if the Spin-Off (as defined below) is taxable.
•Our estimates or judgments relating to our critical accounting policies may prove to be incorrect.
•We may be unable to maintain an effective system of disclosure controls and internal control over financial reporting.
•If our goodwill or intangible assets become impaired, we may be required to record a significant charge.
•Natural disasters, pandemics, power outages, terrorist attacks and similar events could harm our business.
•We may acquire other businesses, which may divert our management’s attention and impact our stock price.
•Our credit facility contains restrictive and financial covenants that may limit our operating flexibility.
•An inability to comply with the covenants in our credit facility could result in an accelerated repayment obligation.
Risks Related to the Acquisition of Voxbone
•The Voxbone acquisition may not yield the synergies and other benefits that we anticipated.
•Purchase price accounting for the Voxbone acquisition requires estimates that could change.
Risks Related to Ownership of Our Class A Common Stock
•The trading price of our Class A common stock may be volatile and you could lose all or part of your investment.
•Substantial future sales of shares of our Class A common stock could cause the price of our Class A to decline.
•Our dual class capital structure concentrates voting control.
•We cannot predict the impact our capital structure may have on our stock price.
•Our stock price and trading volume could decline if securities or industry analysts stop covering our Class A Common Stock.
•Anti-takeover provisions in our organizational documents and Delaware law, could impair a takeover attempt.
•Our certificate of incorporation and bylaws include super-majority voting provisions.
•Our bylaws provide that Delaware will generally be the sole and exclusive forum for certain stockholder litigation.
•We may need additional capital in the future and such capital may be limited or unavailable.
•We do not intend to pay dividends for the foreseeable future.
Risks Related to the Convertible Notes and Our Indebtedness
•Servicing our future indebtedness may require a significant amount of cash, which we may not have.
•Our credit facility may limit our ability to pay off the Convertible Notes (as defined below).
•We may not have the ability to raise the funds necessary for cash settlement of the Convertible Notes.
•The conditional conversion feature of the Convertible Notes may adversely affect us financially.
•The accounting method for our Convertible Notes could have a material effect on our reported financial results.
•The capped call transactions may affect the value of the Convertible Notes and our Class A common stock.

The following is a more complete discussion of the material risks facing our business.

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
•federal, state and international regulatory conditions, including the maintenance of regulation that protects us from unfair business practices by traditional network service providers or others with greater market power who have relationships with us as both competitors and suppliers; and
•changes in industry standards, laws, regulations, or regulatory enforcement in the United States and internationally.
The recent COVID-19 pandemic and the global attempt to contain it may harm our business and results of operations.
The global spread of novel coronavirus disease (“COVID-19”) and the various measures to contain its effects have created significant volatility, uncertainty, and economic disruption worldwide. The pandemic has severely curtailed all travel and most of our employees now work from home, which disrupts how we typically operate. We may experience slowdowns in customer payments, increased customer churn, and reduced usage of our communications platform by some customers.
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
The market for cloud communications is rapidly evolving, significantly fragmented and highly competitive, with relatively low barriers to entry in some segments. The principal competitive factors in our market include completeness of offering, credibility with enterprises and developers, global reach, ease of integration and programmability, product features, platform scalability, reliability, deliverability, security and performance, brand awareness and reputation, the strength of sales and marketing efforts and customer support, as well as the cost of deploying and using our services. Our competitors fall into two primary categories:
•CPaaS companies that offer a narrower set of software APIs, less robust customer support and fewer other features, while relying on third-party networks and physical infrastructure; and
•network service providers that offer limited developer functionality on top of their own networks and physical infrastructure.
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
In order to grow our business, we must continue to attract new customers in a cost-effective manner. We use a variety of marketing channels to promote our services and our communications platform, and we periodically adjust the mix of our marketing programs. If the costs of the marketing channels we use increase dramatically, then we may choose to use alternative and less expensive channels, which may not be as effective as the channels we currently use. As we add to or change the mix of our marketing strategies, we may need to expand into more expensive channels than those we are currently in, which could adversely affect our business, results of operations and financial condition. We also cannot predict the extent to which COVID-19 may cause us to adjust how we promote our services, including adjustments to our use of marketing channels. We will incur marketing expenses before we are able to recognize any revenue that the marketing initiatives may generate, and these expenses may not result in increased revenue or brand awareness. We have made in the past, and may make in the future, significant expenditures and investments in new marketing campaigns. We cannot assure you that any new investments in sales and marketing, including any increased focus on enterprise sales efforts, will lead to the cost-effective acquisition of additional customers or increased sales or that our sales and marketing efficiency will be consistent with prior periods. If we are unable to maintain effective marketing programs, then our ability to attract new customers could be materially and adversely affected, our advertising and marketing expenses could increase substantially and our results of operations may suffer.
The market for some of our services and platform is new and unproven, may decline or experience limited growth and is dependent in part on enterprises and developers continuing to adopt our platform and use our services.
We have been developing and providing a cloud-based platform that enables developers and organizations to integrate voice and messaging communications capabilities into their software applications. This market is relatively new and unproven and is subject to a number of risks and uncertainties. We believe that our future success will depend in large part on the growth, if any, of this market. For example, the utilization of software APIs by developers and organizations to build communications functionality into their applications is still relatively new, and developers and organizations may not recognize the need for, or benefits of, our services and platform. Moreover, if they do not recognize the need for and benefits of our services and platform, they may decide to adopt alternative services and/or develop the necessary services in-house to satisfy their business needs. In order to grow our business and expand our market position, we intend to focus on educating enterprise customers about the benefits of our services and platform, expanding the functionality of our services and bringing new technologies to market to increase market acceptance and use of our platform. Our ability to expand the market that our services and platform address depends upon a number of factors, including the cost, performance and perceived value associated with such services and platform. The market for our services and platform could fail to grow significantly or there could be a reduction in demand for our services and platform as a result of a lack of customer acceptance, technological changes or challenges, competing services, platforms and services, decreases in spending by current and prospective customers, weakening economic conditions, geopolitical developments, global pandemics or other causes. If our market does not experience significant growth or demand for our services and platform decreases, then our business, results of operations and financial condition could be adversely affected.
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
Our ability to attract new customers and increase revenue from existing customers depends in part on our ability to enhance and improve our existing services, increase adoption and usage of our services and introduce new services. The success of any enhancements or new services depends on several factors, including timely completion, adequate quality testing, actual performance quality, market-accepted pricing levels and overall market acceptance. Enhancements and new services that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, may have interoperability difficulties with our communications platform or other services or may not achieve the broad market acceptance necessary to generate significant revenue. We also must integrate with a variety of network, hardware, mobile and software platforms and technologies, which requires us to enhance and modify our products and our communications platform to adapt to changes and innovation in these technologies. Wireline and wireless telephone providers or cell-phone operating system providers such as Apple and Google have developed and may in the future develop new applications, functions or technologies intended to filter illegal robocalls or other unwanted phone calls or messages. Such applications, functions or technologies may inadvertently filter legal and desired calls or messages to or from our customers. In certain instances, we may need to update our services and technology to work with these applications, functions or technologies. Any failure to operate effectively with evolving or new technologies could reduce the demand for our services. If we cannot respond to these changes cost-effectively, our services may become less marketable and less competitive or obsolete, and our business, results of operations and financial condition could be adversely affected. To the extent that upgrades of existing products, services and technology are required for the introduction of new services, the success of these upgrades also may be dependent on reaching mutually acceptable terms with vendors and on vendors meeting their obligations in a timely manner.
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
We have experienced substantial growth in our business since inception, which has placed and may continue to place significant demands on our corporate culture, operational infrastructure and management. We believe that our corporate culture has been a critical component of our success. We have invested substantial time and resources in building our team and nurturing our culture. As we expand our business, grow internationally and mature as a public company, we may find it difficult to maintain our corporate culture while managing this growth, particularly if governmental responses to COVID-19 require that many of our employees work remotely for a prolonged period of time. Any failure to manage our anticipated growth and organizational changes in a manner that preserves the key aspects of our culture could hurt our chance for future success, including our ability to recruit and retain personnel, and effectively focus on and pursue our corporate objectives. This, in turn, could adversely affect our business, results of operations and financial condition.
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
•providing customers with direct access to the information systems included in our communications platform so that they can manage the services they purchase from us, generally through web-based customer portals; and
•billing for services.
Because our business provides for continued rapid growth in the number of customers that we serve, the volume of services offered, as well as the integration of any acquired companies’ business support systems, we must continue to develop our business support systems on a schedule sufficient to meet proposed milestone dates. If we fail to develop effective business support systems or complete the data migration into these systems, it could materially adversely affect our ability to implement our business plans, realize anticipated benefits from our acquisitions, if any, and meet our financial goals and objectives.

If we are not able to maintain and enhance our brand and increase market awareness of our company and services, then our business, results of operations and financial condition may be adversely affected.
We believe that maintaining and enhancing our brand identity and increasing market awareness of our company and services are critical to achieving widespread acceptance of our company and our communications platform, as well as to strengthen our relationships with our existing customers and to our ability to attract new customers. The successful promotion of our brand will depend largely on our continued marketing efforts, our ability to continue to offer high quality services and our ability to successfully differentiate our services from competing products and services. Our brand promotion activities may not be successful or yield increased revenue. In addition, independent industry analysts often provide reviews of our services and competing products and services, which may significantly influence the perception of our services in the marketplace. If these reviews are negative or not as strong as reviews of our competitors’ services, then our brand may be harmed.
From time to time, our customers have complained about our services, such as complaints about our pricing and customer support. If we do not handle customer complaints effectively, then our brand and reputation may suffer, our customers may lose confidence in us and they may reduce or cease their use of our services. In addition, many of our customers post and discuss on social media about products and services, including our services and our Bandwidth Communications Platform. Our success depends, in part, on our ability to generate positive customer feedback and minimize negative feedback on social media channels where existing and potential customers seek and share information. If actions we take or changes we make to our services or our communications platform upset these customers, then their online commentary could negatively affect our brand and reputation. Complaints or negative publicity about us, our services or our communications platform could materially and adversely affect our ability to attract and retain customers, our business, results of operations and financial condition.
The promotion of our brand also requires us to make substantial expenditures, and we anticipate that these expenditures will increase as our market becomes more competitive and as we expand into new markets. To the extent that these activities increase revenue, this revenue still may not be enough to offset the increased expenses we incur. In addition, due to restrictions on travel and in-person meetings resulting from COVID-19, we have attended planned customer and industry events as virtual-only experiences and cancelled others. We may alter, postpone or cancel other events in the future. Virtual meetings, events and interactions may not be as successful and may constrain our marketing, promotional and sales activity. If we do not successfully maintain and enhance our brand, then our business may not grow, we may see our pricing power reduced relative to competitors and we may lose customers, all of which would adversely affect our business, results of operations and financial condition.
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
We operate internationally, which exposes us to significant risks.
We have expanded our international operations, including the deployment of two data centers in Frankfurt and London, the establishment of a limited presence in each of Frankfurt and Madrid primarily for regulatory purposes, and the acquisition of Voxbone as further described below under “-Risks Related to the Acquisition of Voxbone.” As part of our growth strategy, we will continue to evaluate potential opportunities for further international expansion.
Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we face in the United States. We have limited experience with international operations, and our further international expansion efforts may not be successful.
In addition, we face risks in doing business internationally that could adversely affect our business, including:
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
In addition, due to potential costs from our international expansion efforts and network service provider fees outside of the United States, our gross margin for international customers may be lower than our gross margin for domestic customers. As a result, our gross margin may fluctuate as we further expand our operations and customer base internationally.
Our failure to manage any of these risks successfully could harm our international operations, and adversely affect our business, results of operations and financial condition.
Our revenue is concentrated in a limited number of enterprise customers.
A significant portion of our revenue is concentrated among a limited number of enterprise customers. If we lost one or more of our top ten customers, or, if one or more of these major customers significantly decreased orders for our services, our business would be materially and adversely affected.
Breaches of our networks or systems, or those of third parties upon which we rely, could degrade our ability to conduct our business, compromise the integrity of our services and our communications platform, result in significant data losses and the theft of our intellectual property, damage our reputation, expose us to liability to third parties and require us to incur significant additional costs to maintain the security of our networks and data.
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
Calls and/or text messages originated by our customers may subject us to potential risks, including litigation, regulatory enforcement, fines, and reputational damage. For example, the Telephone Consumer Protection Act of 1991 (the “TCPA”) restricts telemarketing and the use of technologies that enable automatic calling and/or messaging without proper customer consent. This may result in civil claims against us, including those arising due to our customers’ use of our platform, and requests for information through third-party subpoenas or regulatory investigations. For example, we, along with other telecommunications companies, have been named as a defendant in a TCPA action relating to our alleged failure to block unsolicited phone calls to the plaintiff and putative class members. See the section titled “Item 3. Legal Proceedings.” Internationally, we also may become subject to similar laws imposing limitations on marketing calls to wireline and wireless numbers. The scope and interpretation of the laws that are or may be applicable to the making and/or delivery of calls and/or messages are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining proper customer consent, we could become subject to lawsuits, fines, civil penalties, potentially significant statutory damages, consent decrees, injunctions, adverse publicity, loss of user confidence in our services, loss of users and other adverse consequences, which could materially harm our business.
Some of our customers may use our platform to transmit illegal, offensive or unauthorized calls and messages, including spam, phishing scams, and links to harmful applications. Some of our customers also may reproduce and distribute copyrighted material or the trademarks of others without permission. Such actions violate our practices and policies, including our Acceptable Use Policy, which applies to all customers. We generally complete considerable “know-your-customer” reviews before a customer can use our platform, although we cannot always conduct proactive audits of our customers thereafter to confirm compliance with our practices and policies, including our Acceptable Use Policy. We generally rely on our customers’ contractual representations to us that their use of our platform will comply with applicable law and our practices and policies. We also generally evaluate complaints that we receive regarding our customers’ use of our platform. Our substantial efforts will not prevent all illegal robocalls and other fraudulent activity. The unlawful or fraudulent use of our platform could subject us to claims for damages, copyright or trademark infringement, regulatory enforcement, fraud, or negligence or damage our reputation. Even if claims asserted against us do not result in liability, we may incur substantial costs to investigate and defend such claims. If we are liable for our customers’ activities, we could be required to pay fines or penalties, redesign our business methods, or otherwise expend resources to remedy any damages caused by such actions and avoid future liability.
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
Proceedings before the FCC or international regulators could limit our access to various network services or further increase the rates we must pay for such services. For example, the availability and price of special access facilities could be affected by proceedings before the FCC, changes to applicable FCC rules and FCC forbearance from the enforcement of obligations on incumbent LECs. Other proceedings before the FCC could result in an increase in the amount we pay to other carriers or a reduction in the revenue we derive from other carriers in, or retroactive liability for, access charges and reciprocal compensation. For example, on December 17, 2019, the FCC issued an order that revised its interpretation of the VoIP symmetry rule. The FCC now concludes that LECs may assess end office switched access charges only if the LEC or its VoIP partner provides a physical connection to the last-mile facilities used to serve an end user. If neither the LEC nor its VoIP partner provides such a physical connection, the LEC may not assess end office switched access charges. The FCC also decided to give its order retroactive effect. We cannot predict the impact this FCC order may have on our business, including whether other carriers will agree with our legal interpretations and treatments, at this time. Other proceedings before the FCC could also result in increases in the cost of regulatory compliance. For example, the FCC has opened a proceeding to examine how to improve the delivery of emergency 911 services and whether to expand requirements to include communications services not currently subject to emergency calling obligations. A number of states also have proceedings pending that could impact our access to and the rates we pay for network services. Other state proceedings could limit our pricing and billing flexibility. Our business would be substantially impaired if the FCC, the courts or state commissions eliminated our access to the facilities and services we use to serve our customers, substantially increased the rates we pay for facilities and services, increased the costs or complexity associated with providing emergency 911 services or adversely affected the revenue we receive from other carriers or our customers. In addition, congressional legislative efforts to rewrite the Telecommunications Act of 1996 or enact other telecommunications legislation, as well as various state legislative initiatives, may cause major industry and regulatory changes. We cannot predict the outcome of these proceedings or legislative initiatives or the effects, if any, that these proceedings or legislative initiatives may have on our business and operations.
While we believe we are currently in compliance with all federal, state, local and international rules and regulations, these regulations are subject to interpretation and the relevant regulators may determine that our application of these rules and regulations is not consistent with their interpretation. Additionally, in certain instances, third parties or government agencies may bring action with federal, state, local or international regulators if they believe a provider has breached applicable rules and regulations.
The effects of increased regulation of IP-based service providers are unknown.
While the FCC has to date generally subjected IP-based service providers in the United States to less stringent regulatory oversight than traditional common carriers, the FCC has imposed certain regulatory obligations on providers of interconnected and non-interconnected VoIP services, including the obligations to contribute to the Universal Service Fund, to provide 911 services, and to comply with the Communications Assistance for Law Enforcement Act. The recently enacted TRACED Act aims to mitigate illegal robocalls by directing the FCC to conduct certain rulemaking proceedings that include adopting rules that require participation in the technical standard known as STIR/SHAKEN, among other requirements. The TRACED Act applies to both IP-based and non-IP-based service providers. Further, some states have imposed taxes, fees and/or surcharges on interconnected VoIP telephony services. The imposition of additional regulations could have a material adverse effect on our business.
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
Our operations are subject to regulation at the national level and, often, at the state and local levels. Our operations are also subject to additional regulation by other countries in international markets. Changes to existing regulations or rules, or the failure to regulate going forward in areas historically regulated on matters such as network neutrality, licensing fees, environmental, health and safety, privacy, intercarrier compensation, emergency services, interconnection, illegal robocalling, extra-territorial use of telephone numbers, and other areas, in general or particular to our industry, may increase costs, restrict operations or decrease revenue. For example, the TRACED Act aims to mitigate illegal robocalls by directing the FCC to develop rules requiring participation in the technical standard known as STIR/SHAKEN among other things. We are also subject to telecommunications laws and regulations in the non-US countries where we offer our products. Our international operations are subject to country-specific laws and governmental regulation that may increase our costs or impact our products and communications platform or prevent us from offering or providing our products in certain countries. Many existing non-US laws and regulations may not fully contemplate CPaaS solutions and the interpretation and enforcement of non-US laws and regulations may involve significant uncertainties. For example, several European countries have adopted “know your customer” requirements regarding end users and have mandated the real-time provisioning of the data to national law enforcement authorities. Future legislative, regulatory or judicial actions impacting CPaaS solutions also could increase the cost and complexity of compliance and expose us to liability. Our inability or failure to comply with telecommunications and other laws and regulations could cause the temporary or permanent suspension of our operations, and if we cannot provide emergency calling functionality through our communications platform to meet any new federal or state requirements, or any applicable requirements from other countries, the competitive advantages that we currently have may not persist, adversely affecting our ability to obtain and to retain enterprise customers, which could have an adverse impact on our business.
In January 2018, the FCC repealed its Network Neutrality Rules. Our business could suffer with respect to the quality of the services we offer, our ability to maintain our internet-based services and our services offered through our communications platform, decrease our profitability or increase the price of our services making our offerings less competitive in the marketplace.
In January 2018, the FCC adopted an order largely repealing its network neutrality rules. Among other things, the pre-existing network neutrality rules prevented providers of broadband internet access services — like cable and telephone companies — from blocking, impairing and degrading service offerings from non-affiliated third parties like us. The FCC’s order repealing the pre-existing network neutrality rules was appealed by a number of parties. In October 2019, a three judge panel of the U.S. Court of Appeals for the District of Columbia Circuit issued a decision that largely affirmed the FCC's order, including the reclassification of broadband Internet access as an information service. The court, however, vacated the FCC’s decision that would have prospectively barred states from imposing any rule or requirement that was inconsistent with the FCC's order. The appellate court's decision is subject to rehearing by the full court or parties may seek to appeal the decision to the U.S. Supreme Court. Various companies appealed the federal court of appeals decision in December 2019. We cannot predict whether the FCC will reverse its January 2018 order, whether the appeal will be successful, or whether any states will adopt legislation that results in restoring the pre-existing network neutrality rules that prevent broadband internet access service providers from blocking, impairing and degrading offerings from third parties like us. If broadband providers were to block, impair or degrade our internet-based services or services we offer through our communications platform, or if broadband internet access providers were to charge us or our customers to access and use our internet-based services or services offered through our communications platform, we could lose customers, our profitability could decrease, or we may have to raise prices, making our service less competitive in the marketplace. Most of the major broadband internet access providers have publicly stated that they will not block, impair or degrade third party offerings. We cannot predict the potential impact of the January 2018 FCC network neutrality order on our offerings at this time.
We are subject to privacy and data security obligations in the United States. Any failure to comply with applicable laws, regulations or contractual obligations may harm our business, results of operations and financial condition. The FCC, other federal agencies and state attorneys’ general could fine or subject us to other adverse actions that may negatively impact our business reputation. If we are subject to an investigation or suffer a breach, we may incur costs or be subject to forfeitures and penalties that could reduce our profitability.
We are subject to privacy and data security laws and regulations that impose obligations in connection with the collection, processing and use of personal data. Federal and state laws or proposed laws impose limits on, or requirements regarding, the collection, distribution, use, security and storage of personally identifiable information (“PII”) of individuals. We see increased regulation of data privacy and security, including the adoption of more stringent subject matter specific state laws in the United States. For example, in 2018, California enacted the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Further, in November 2020, California voters passed the California Privacy Rights Act (“CPRA”). The CPRA, which is expected to take effect on January 1, 2023 and to create obligations with respect to certain data relating to consumers as of January 1, 2022, significantly expands the CCPA, including by introducing additional obligations such as data minimization and storage limitations, granting additional rights to consumers, such as correction of personal information and additional opt-out rights, and creates a new entity, the California Privacy Protection Agency, to implement and enforce the law. The CCPA and CPRA may increase our compliance costs and potential liability.
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
Any failure or perceived failure by us, our products or the communications platform to comply with new or existing U.S. privacy or data security laws, regulations, policies, industry standards or contractual or legal obligations, or any security incident that results in the unauthorized access to, or acquisition, release or transfer of, PII or other customer data may result in governmental investigations, inquiries, enforcement actions and prosecutions, private litigation, fines and penalties, adverse publicity or potential loss of business.
Our business is subject to complex and evolving foreign laws and regulations regarding privacy, data protection and other matters relating to information collection.
There are numerous foreign laws, regulations and directives regarding privacy and the collection, retention, storage, transmission, use, processing, disclosure and protection of PII and other personal or customer data, the scope of which is continually evolving and subject to differing interpretations. We must comply with applicable laws, regulations and directives and we may be subject to significant consequences, including penalties and fines, for our failure to comply.
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
In addition, recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of information from the EU to the United States. On July 16, 2020, the Court of Justice of the European Union (the “CJEU”) invalidated the Privacy Shield Framework. The CJEU also imposed substantial requirements upon the continued use of standard contractual clauses for data transfers from the EU to the United States, which may make the use of standard contractual clauses difficult or impossible to use under some circumstances. We and our customers are at risk of enforcement actions taken by European regulators until such point in time that we are able to ensure that all data transfers to the United States from the EU are legitimized. We also may encounter additional complexity with respect to data privacy and data transfers from the U.K. resulting from the U.K.’s transition out of the EU. If we are unable to transfer PII between and among countries and regions in which we operate or may operate in the future, it could affect the manner in which we provide our services or could adversely affect our financial results.
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
Our future success depends on our ability to procure large quantities of local and toll-free numbers to meet customer demands at reasonable cost and without undue restrictions. Our ability to procure and distribute numbers depends on factors outside of our control, such as applicable regulations, the practices of the communications carriers that provide numbers to us in certain jurisdictions, the cost of obtaining and managing numbers and the level of demand for new numbers. Due to their limited availability, there are certain popular area code prefixes and specialized “vanity” toll-free numbers that we may not be able to obtain in desired quantities or at all. Our inability to acquire or retain numbers for our operations would make our services, including our communications platform, less attractive to potential customers that desire assignments of particular numbering resources. In addition, future growth of our customer base, together with growth of customer bases of other providers of communications services, has increased, which increases our dependence on needing large quantities of local and toll-free numbers associated with desirable area codes or specific toll-free numbering resources at a reasonable cost and without undue restriction. If we are not able to obtain or retain adequate local and toll-free numbers, or attractive subsets of such resources, our business, results of operations and financial condition could be materially adversely affected.
In addition, in order to procure, distribute and retain telephone numbers in certain foreign jurisdictions, we will be required to register with the local telecommunications regulatory authorities, some of which have been increasingly monitoring and regulating the categories of phone numbers that are eligible for provisioning to our customers, including geographical, regional, local and toll-free phone numbers. We have registered or obtained licenses, or are in the process of registering or obtaining licenses, in various countries in which we do business, but in some countries, the regulatory regime around provisioning of phone numbers is unclear, subject to change over time, and sometimes may conflict from jurisdiction to jurisdiction. Furthermore, these regulations and governments’ approach to their enforcement, as well as our products and services, are still evolving and we may be unable to maintain compliance with applicable regulations, or enforce compliance by our customers, on a timely basis or without significant cost. Also, compliance with these types of regulations may require changes in products or business practices that result in reduced revenue. If we or our customers use or assign phone numbers in these countries in a manner that violates applicable rules and regulations, we may also be subject to significant penalties or governmental action, including government-initiated audits and, in extreme cases, may be precluded from doing business in that particular country. In the event of such non-compliance, we may be forced to reclaim phone numbers from our customers, which could result in loss of customers, breach of contract claims, loss of revenue and reputational harm, all of which could have a material adverse effect on our business, results of operations and financial condition.
We face exposure to foreign currency exchange rate fluctuations, and such fluctuations could adversely affect our business, results of operations and financial condition.
We face exposure to the effects of fluctuations in currency exchange rates. While historically we have primarily transacted in U.S. dollars, we generally have transacted with customers and partners in Europe in British Pounds and Euros. We expect to expand the number of transactions with customers and partners that are denominated in foreign currencies in the future as we continue to expand our business internationally. We also incur expenses for some of our network service provider costs outside of the United States in local currencies and for employee compensation and other operating expenses in local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in an increase to the U.S. dollar equivalent of such expenses.
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
If technology that we require to provide our services, including our communications platform, was determined by a court to infringe a patent held by another entity that will not grant us a license on terms acceptable to us, we could be precluded by a court order from using that technology and we would likely be required to pay significant monetary damages to the patent holder. The successful enforcement of these patents, or our inability to negotiate a license for these patents on acceptable terms, could force us to cease (i) using the relevant technology and (ii) offering services incorporating the technology. If a claim of infringement was brought against us based on the use of our technology or against our customers based on their use of our services for which we are obligated to indemnify, we could be subject to litigation to determine whether such use or sale is, in fact, infringing. This litigation could be expensive and distracting, regardless of the outcome.
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
Our services, including our communications platform, incorporate open source software, and we expect to continue to incorporate open source software in our services in the future. Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our services, including our communications platform. Moreover, although we have implemented policies to regulate the use and incorporation of open source software into our services, we cannot be certain that we have not incorporated open source software in our services in a manner that is inconsistent with such policies. If we fail to comply with open source licenses, we may be subject to certain requirements, including requirements that we offer our services that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or derivative works under the terms of applicable open source licenses. If an author or other third-party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from generating revenue from customers using services that contained the open source software and required to comply with onerous conditions or restrictions on these services. In any of these events, we and our customers could be required to seek licenses from third parties in order to continue offering our services and to re-engineer our services or discontinue offering our services to customers in the event re-engineering cannot be accomplished on a timely basis. Any of the foregoing could require us to devote additional R&D resources to re-engineer our services, could result in customer dissatisfaction and may adversely affect our business, results of operations and financial condition.
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
Failure to comply with obligations and restrictions related to applicable data protection laws, regulations, standards, and codes of conduct, as well as our own posted privacy policies, privacy notices, and contractual commitments could subject us to lawsuits, fines, criminal penalties, statutory damages, consent decrees, injunctions, adverse publicity, loss of user confidence in our services, and loss of users, which could materially harm our business. Because these obligations and restrictions have continued to develop and evolve rapidly, it is possible that we may not be, or may not have been, compliant with each such obligation and restriction. Additionally, third-party contractors may have access to customer or employee data. If these or other third-party vendors violate obligations and restrictions related to applicable data protection laws or our policies, such violations may also put our customers’ or employees’ information at risk and could in turn have a material and adverse effect on our business.
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
The unlicensed use of our brands by third parties could harm our reputation, cause confusion among our customers or impair our ability to market our services. Accordingly, we have registered trademarks and service marks and have applied for registration of our trademarks and service marks in the United States and certain jurisdictions outside the United States to establish and protect our brand names as part of our intellectual property strategy. The laws of some countries do not protect intellectual property and other proprietary rights to the same extent as the laws of the United States. Our exposure to unauthorized copying, transfer and use of our proprietary technology or information may increase as we expand our international operations. We cannot assure you that our pending or future trademark applications will be approved. Although we anticipate that we would be given an opportunity to respond to any such rejections, we may be unable to overcome any such rejections. In addition, in proceedings before the U.S. Patent and Trademark Office third parties are given an opportunity to oppose pending trademark applications and seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. In the event that our trademarks are successfully challenged, we could be forced to rebrand our services, which could result in loss of brand name recognition. Moreover, successful opposition to our applications might encourage third parties to make additional oppositions or commence trademark infringement proceedings against us, which could be costly and time consuming to defend against. If we decide to take limited or no action to protect our trademarks, our trademark rights may be diluted and subject to challenge or invalidation, which could materially and adversely affect our brand in the marketplace. Certain of the trademarks we may use may become so well known by the public that their use becomes generic and they lose trademark protection. Over the long term, if we are unable to establish name recognition based on our trademark and tradenames, then we may not be able to compete effectively and our business may be adversely affected. Further, we cannot assure you that competitors will not infringe our trademarks or that we will have adequate resources to enforce our trademarks.
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
Aspects of our services based on VoIP, including our communications platform, are not the same as traditional network service providers. Our continued growth is dependent on the adoption of our services by mainstream customers and their end users, so these differences are important. For example:
•Our 911 calling and other emergency calling services are different, in significant respects, from the 911 and other emergency calling services associated with traditional wireline and wireless telephone providers and, in certain cases, with other VoIP providers.
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
We may lose customers if we experience failures of our system or communications platform that significantly disrupt the availability and quality of the services that we provide. Such failures may also cause interruptions to service delivery and the completion of other corporate functions.
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

The failure of any equipment or facility on our network, including our network operations control centers and network data storage locations, could interrupt customer service and other corporate functions until we complete necessary repairs or install replacement equipment. Our business continuity plans also may be inadequate to address a particular failure that we experience. Delays, errors or network equipment or facility failures could result from natural disasters, pandemics such as COVID-19, disease, accidents, terrorist acts, power losses, security breaches, vandalism or other illegal acts, computer viruses or other causes. These delays, errors or failures could significantly impair our business due to:
•service interruptions;
•malfunction of our communications platform on which our enterprise users rely for voice, messaging or emergency service functionality;
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
If our emergency services do not function properly, we may be exposed to significant liability from our users.
Certain of our IP telephony offerings, as well as the 911 and other emergency services solutions that we offer are subject to FCC and other rules governing the delivery of emergency calling services. Similar to other providers of IP telephony services, our 911 and other emergency services are different from those associated with traditional local telecommunications services. These differences may lead to an inability to make and complete calls that would not occur for users of traditional telephony services. For example, to provide the emergency calling services required by the FCC’s rules to our IP telephony consumers, we may use components of both the wireline and wireless infrastructure in unique ways that can result in failed connections and calls routed to incorrect emergency call centers. Routing emergency calls over the Internet may be adversely affected by power outages and network congestion that may not occur for users of traditional telephony services. Emergency call centers may not be equipped with appropriate hardware or software to accurately process and respond to emergency calls initiated by consumers of our IP telephony services, and calls routed to the incorrect emergency call center can significantly delay response times for first responders. Users of our interconnected VoIP telephony services from a fixed address in the United States are required to manually update their location information for use when calling 911, and failure to do so may result in dispatching of assistance to the wrong location. Even manual updates made appropriately require a certain amount of time before the updated address appears in the relevant databases which could result in misrouting emergency calls to the wrong emergency calling center, dispatching first responders to the wrong address, or both. Similar requirements and delays applicable to relevant databases also apply to local emergency services provided outside the United States. Moreover, the relevant rules with respect to what address information should be provided to emergency call centers when the call originates from a mobile application are unsettled. As a result, we could be subject to enforcement action by the FCC or other entities — possibly exposing us to significant monetary penalties, cease and desist orders, civil liability, loss of user confidence in our services, loss of users, and other adverse consequences, which could materially harm our business. The FCC’s rules, and some states, also impose other obligations on us, such as properly recording our customers’ registered locations, obtaining affirmative acknowledgement from customers that they are aware of the differences between emergency calling services associated with IP telephony as compared with traditional telecommunications services, and distribution of appropriate warning labels to place on or near hardware used to place IP telephony calls. Similar obligations apply to local emergency services provided outside the United States. Failure to comply with these requirements, or failure of our communications platform such that 911 and other emergency calls did not complete or were misrouted, may result in FCC, foreign regulatory or other enforcement action, state attorneys’ general investigations, potential exposure to significant monetary penalties, cease and desist orders, civil liability to our users and their customers, loss of user confidence in our services, loss of users, and other adverse consequences, which could materially harm our business.
National regulations, including the FCC’s rules, also require that we timely report certain 911 and other emergency service outages. The FCC or other applicable regulatory authorities may make inquiries regarding matters related to any reported 911 or other emergency service outage. Any inquiry could result in regulatory enforcement action, potential monetary penalties and other adverse consequences.
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
One of our third-party suppliers, Level 3, provides us with certain 911 call routing and termination services. Level 3 is our preferred provider for these services pursuant to an agreement that automatically renews for consecutive one-year periods, unless terminated by either Level 3 or us. Level 3 may cancel the agreement upon two years’ notice and we may cancel the agreement upon one year’s notice. If our agreement with Level 3 terminates for any reason other than our default, Level 3 must continue to provide these services to us for at least two years to allow us to transition to another provider. We are obligated to pay Level 3 a minimum of $100,000 per month for as long as the agreement continues. Additionally, Level 3 has a right of first refusal to provide these 911 call routing and termination services to us in additional geographic areas.
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
Key vendors upon which we rely also could be unwilling or unable to provide us with the materials or services that we need to operate our communications platform or otherwise on a timely basis or on terms that we find acceptable. Our financial counterparties, insurance providers or others also may default on their contractual obligations to us. If any of our key vendors fail, we may not be able to replace them without disruptions to, or deterioration of, our services and we also may incur higher costs associated with new vendors. Transitioning to new vendors also may result in the loss of the value of assets associated with our integration of third-party services into our network or service offerings.
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
We lease all of our IP circuits from third parties. We could incur material expenses if we were required to locate alternative IP circuits. We may not be able to obtain reasonable alternative IP circuits if needed. Failure to obtain usage of alternative IP circuits, if necessary, could have a material adverse effect on our ability to carry on business operations. In addition, some of our agreements with other providers require the payment of amounts for services whether or not those services are used. Our reliance on third-party providers may reduce our operating flexibility, ability to make timely service changes and ability to control quality of service.
In the normal course of business, we need to enter into interconnection agreements with many local telephone companies, as well as the owners of networks that our customers desire to access to deliver their services. We are not always able to secure these interconnection agreements on favorable terms. In some jurisdictions, we rely on third party access and networks for local connectivity. We are not always able to secure this access and local connectivity on favorable terms. Costs of obtaining service from other communications carriers comprise a significant proportion of the operating expenses of long distance carriers. Changes in regulation, particularly the regulation of telecommunication carriers and local access network owners, could indirectly, but significantly, affect our competitive position. These changes could increase or decrease the costs of providing our services. Further, if problems occur with our third-party providers or local telephone companies, it may cause errors or poor quality communications, and we could encounter difficulties identifying the source of the problem. The occurrence of errors or poor quality communications on our services, whether caused by our platform or a third-party provider, may result in the loss of our existing customers or the delay of adoption of our services by potential customers and may adversely affect our business, results of operations and financial condition.
Network providers also may institute additional fees due to regulatory, competitive or other industry-related changes that increase our costs. For example, in February 2020, a major U.S. cellular carrier introduced a new service offering for Application to Person (“A2P”) messages that adds a new fee for A2P messages delivered to its subscribers. Other cellular carriers may introduce similar fees. While we may be able to negotiate with network providers, absorb the increased costs, or charge these costs to our customers, we cannot assure you that we will be able to do so. In the case of new A2P fees, we currently pass, and expect to continue to pass, these fees on to our customers who send A2P messages to the carrier's subscribers. This is expected to increase our revenue and cost of goods sold, but is not expected to impact the gross profit received for sending these messages. However, these changes may still have a negative impact on our gross margins mathematically. We also may not be able to effectively respond to any new fees if all network providers in a particular market impose equivalent fee structures, if the magnitude of the fees is disproportionately large when compared to the underlying prices paid by our customers, or if the market conditions limit our ability to increase the prices we charge our customers.
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
We conduct operations in many tax jurisdictions throughout the United States and internationally. In many of these jurisdictions, non-income-based taxes such as sales, use and telecommunications taxes, including those associated with (or potentially associated with) VoIP telephony services or 911 services, are or may be assessed on our operations. We also face exposure to other non-income-based international taxes such as value added taxes that are or may be assessed on our operations. The systems and procedures necessary to comply in these jurisdictions are complex to develop and challenging to implement. Additionally, we rely heavily on third parties to provide us with key software and services for compliance. If these third parties cease to provide those services to us for any reason, or fail to perform services accurately and completely, we may not be able to accurately bill, collect or remit applicable non-income-based taxes. Historically, we have not billed or collected certain of these taxes and, in accordance with GAAP, we have recorded a provision for our tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. These estimates include several key assumptions including, but not limited to, the taxability of our services, the jurisdictions in which we believe we have nexus, and the sourcing of revenue to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, our actual exposure could differ materially from our current estimates.
Taxing authorities also may periodically perform audits to verify compliance and include all periods that remain open under applicable law, which customarily range from three to four years. At any point in time, we may undergo audits that could result in significant assessments of past taxes, fines and interest if we were found to be non-compliant. During the course of an audit, a taxing authority may, as a matter of policy, question our interpretation and/or application of their rules in a manner that, if we were not successful in substantiating our position, could potentially result in a significant financial impact to us.
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
Our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business, results of operations and financial condition and could cause a decline in the trading price of our Class A common stock.
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
We may evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. We may also enter into relationships with other businesses to expand our products and platform, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies.
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
Our credit facility with KeyBank National Association and Pacific Western Bank contains certain restrictive covenants that either limit our ability to, or require a mandatory prepayment in the event we, among other things, incur additional indebtedness, issue guarantees, create liens on assets, make certain investments, merge with or acquire other companies, change business locations, pay dividends or make certain other restricted payments, transfer or dispose of assets, enter into transactions with affiliates and enter into various specified transactions. We, therefore, may not be able to engage in any of the foregoing transactions unless we obtain the consent of our lenders or prepay the outstanding amount under our credit facility. Our credit facility also contains certain financial covenants and financial reporting requirements. Our obligations under our credit facility are secured by all of our property, with certain exceptions. We may not be able to generate sufficient liquidity or CPaaS Revenue to meet the financial covenants or pay the principal and interest under our credit facility. Furthermore, future working capital, borrowings or equity financing could be unavailable to repay or refinance the amounts outstanding under our credit facility. In the event of a liquidation, all outstanding principal and interest would have to be repaid prior to distribution of assets to unsecured creditors, and the holders of our Class A and Class B common stock would receive a portion of any liquidation proceeds only if all of our creditors, including our lenders, were first repaid in full.
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
Risks Related to the Acquisition of Voxbone
Although we expect that the acquisition of Voxbone will result in synergies and other benefits to us, we may not realize those benefits because of difficulties related to integration, the achievement of synergies and other challenges.
On November 1, 2020, we acquired Voice Topco Limited, a private limited liability company incorporated under the laws of England and Wales (“Voice Topco” and, together with its subsidiaries, “Voxbone”), which directly or indirectly holds all of the issued and outstanding shares of Voxbone, S.A. a private limited liability company registered under the laws of Belgium, (the “Acquisition”). Prior to the completion of the Acquisition, we and Voxbone operated independently, and there can be no assurances that our businesses can be combined in a manner that allows for the achievement of substantial benefits. The integration process will require significant time and resources, and we may not be able to manage the process successfully as our ability to acquire and integrate larger or more complex companies, products, or technology in a successful manner is unproven. If we are not able to successfully integrate Voxbone’s business with ours or pursue our customer and product strategy successfully, the anticipated benefits of the Acquisition may not be realized fully or may take longer than expected to be realized. Further, it is possible that there could be a loss of our and/or Voxbone’s key employees and customers, disruption of either company’s or both companies’ ongoing businesses or unexpected issues, higher than expected costs and an overall post‑completion process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in combining Voxbone’s operations with ours in order to realize the anticipated benefits of the Acquisition so the combined company performs as the parties hope:
•combining the companies’ corporate functions;
•combining Voxbone’s business with our business in a manner that permits us to achieve the synergies anticipated to result from the Acquisition, the failure of which would result in the anticipated benefits of the Acquisition not being realized in the time frame currently anticipated or at all;
•maintaining existing agreements with customers, distributors, providers, talent and vendors and avoiding delays in entering into new agreements with prospective customers, distributors, providers, talent and vendors;
•determining whether and how to address possible differences in corporate cultures and management philosophies;
•integrating the companies’ administrative and information technology infrastructure;

•developing products and technology that allow value to be unlocked in the future;
•evaluating and forecasting the financial impact of the Acquisition transaction, including accounting charges; and;
•effecting potential actions that may be required in connection with obtaining regulatory approvals.
At times the attention of certain members of our management and resources may be focused on integration of the businesses of the two companies and diverted from day‑to‑day business operations, which may disrupt our ongoing business and the business of the combined company.
We have incurred, and may continue to incur, significant, non‑recurring costs in connection with the Acquisition and integrating our operations with those of Voxbone, including costs to maintain employee morale and to retain key employees. Management cannot ensure that the elimination of duplicative costs or the realization of other efficiencies will offset the transaction and integration costs in the near term or at all.
Purchase price accounting in connection with the Acquisition requires estimates that may be subject to change and could impact our consolidated financial statements and future results of operations and financial position.
Pursuant to the acquisition method of accounting, the purchase price we paid for Voxbone will be allocated to the underlying Voxbone tangible and intangible assets acquired and liabilities assumed based on their respective fair market values with any excess purchase price allocated to goodwill. The acquisition method of accounting is dependent upon certain valuations and other studies that are preliminary. Accordingly, the purchase price allocation as of the Acquisition date is preliminary. We currently anticipate that all the information needed to identify and measure values assigned to the assets acquired and liabilities assumed will be obtained and finalized during the one‑year measurement period following the date of completion of the Acquisition. Differences between these preliminary estimates and the final acquisition accounting may occur, and these differences could have a material impact on the consolidated financial statements and the combined company’s future results of operations and financial position.
Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock may be volatile, and you could lose all or part of your investment.
Prior to our initial public offering, there was no public market for shares of our Class A common stock. On November 10, 2017, we sold shares of our Class A common stock to the public at $20.00 per share. From November 10, 2017, the date that our Class A common stock began trading on the NASDAQ Global Select Market, through February 19, 2021, the trading price of our Class A common stock has ranged from $18.05 per share to $198.61 per share. The trading price of our Class A common stock may continue to be volatile and could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial public offering, including our directors, executive officers and significant stockholders and their respective affiliates who held in the aggregate 51.5% of the voting power of our capital as of December 31, 2020. This limits or precludes your ability to influence corporate matters, including the election of directors, amendments to our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class A common stock has one vote per share, and our Class B common stock has ten votes per share. As of December 31, 2020, our directors, executive officers and holders of more than 5% of our common stock, and their respective affiliates, hold in the aggregate 51.5% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments to our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
In July 2017, S&P Dow Jones, a provider of widely followed stock indices, announced that companies with multiple share classes, such as ours, will not be eligible for inclusion in certain of their indices. As a result, our Class A common stock will likely not be eligible for these stock indices. Many investment funds are precluded from investing in companies that are not included in such indices, and these funds would be unable to purchase our Class A common stock if we were not included in such indices. We cannot assure you that other stock indices will not take a similar approach to S&P Dow Jones in the future. Exclusion from indices could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.
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
We may become effectively controlled by David A. Morken, our Co-Founder and Chief Executive Officer, whose interests may differ from other stockholders.
If all or substantially all of the holders of our Class B common stock convert their shares into Class A common stock voluntarily or otherwise, Mr. Morken may control approximately 36.0% of the combined voting power of our outstanding capital stock. As a result, Mr. Morken may have the ability to effectively control the appointment of our management, the entering into of mergers, sales of substantially all or all of our assets and other extraordinary transactions and influence amendments to our certificate of incorporation and bylaws. If Mr. Morken obtains control of a majority of the voting power of our outstanding capital stock, he would have the ability to control the vote in any election of directors and would have the ability to prevent any transaction that requires stockholder approval regardless of whether other stockholders believe the transaction is in our best interests. In any of these matters, the interests of Mr. Morken may differ from or conflict with your interests. Moreover, this concentration of ownership may also adversely affect the trading price for our Class A common stock to the extent investors perceive disadvantages in owning stock of a company with a controlling stockholder.
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
Our credit facility with KeyBank National Association and Pacific Western Bank prohibits us from making any cash payments on the conversion or repurchase of the Convertible Notes if, after giving effect to such conversion or repurchase (and any additional indebtedness incurred in connection with such conversion or a repurchase), we would not be in pro forma compliance with our financial covenants under the Credit Facility. Any new credit facility that we may enter into may have similar restrictions. Our failure to make cash payments upon the conversion or repurchase of the Convertible Notes as required under the terms of the Convertible Notes would permit holders of the Convertible Notes to accelerate our obligations under the Convertible Notes. In addition, our credit facility contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that indebtedness becoming immediately payable in full.
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

In connection with the pricing of the Convertible Notes, we entered into privately negotiated capped call transactions (the “Capped Calls”) with certain financial institutions (the “Option Counterparties”). The Capped Calls are expected generally to reduce the potential dilution to our Class A common stock upon any conversion of the Convertible Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap.
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
In addition to our headquarters, we lease space in Denver, CO and Rochester, NY, each of which are used for both our CPaaS and Other segments, as well as Frankfurt and Madrid, which are primarily used for regulatory purposes for our CPaaS segment. We also maintain data centers located in Raleigh, NC (including our network operations center); Los Angeles, CA; Dallas, TX; Atlanta, GA; New York, NY; Frankfurt, Germany; and London, U.K.
Our recently acquired subsidiary, Voxbone S.A., is located primarily in Brussels, Belgium with additional offices in Austin, TX; San Francisco, CA; Simi Valley, CA; Dublin, Ireland; Iasi, Romania; Singapore; and London, U.K.
We currently lease all our facilities and do not own any real property. On June 15, 2020, we signed a Purchase and Sale Agreement with the state of North Carolina regarding the sale of approximately 40 acres of vacant land to construct a new headquarters in Raleigh, NC. We believe this new facility will provide the additional space needed to accommodate our growing work force.

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
The following county or municipal governments have named us in lawsuits associated with the collection and remittance of 911 taxes and surcharges that remain unresolved: the City and County of San Francisco, California (the “California Case”); Cook County and Kane County Illinois; City of Chicago, Illinois; the State of Illinois (collectively, the “Illinois Case”); the State of New York (the “New York Case”); Allegheny County, Pennsylvania (the “Pennsylvania Case”); and the State of Rhode Island (the “Rhode Island Case”). The complaints allege that we failed to bill, collect and remit certain taxes and surcharges associated with 911 service pursuant to applicable laws. The California Case was originally filed under seal in January 2020 and was served on Bandwidth in February 2021. The Illinois Case was dismissed by the trial court in December 2016, but returned to the trial court following an appeal. The plaintiffs’ amended complaint in the Illinois Case was filed on August 12, 2019. We filed a motion to dismiss the Illinois Case on September 26, 2019. The New York Case originally was filed under seal in 2014, amended and filed under seal in 2018, and made available publicly on October 25, 2019. We filed a motion to dismiss the New York Case on February 14, 2020. The Rhode Island Case originally was filed under seal in 2014 and was made available publicly in 2015. Our response to the complaint in the Rhode Island Case has been on hold since 2015, pending the filing of an amended complaint. The Pennsylvania Case is stayed pending the outcome of a related proceeding before the Federal Communications Commission (“FCC”) that is currently the subject of an appeal.
On November 30, 2020, we were named as a defendant in a Second Amended Class Action Complaint in a putative class action captioned Diana Mey v. All Access Telecom, Inc., et al. pending in the United States District

Court, Northern District of West Virginia relating to the alleged failure to block unsolicited phone calls to the plaintiff and putative class members. We filed a motion to dismiss the action on February 3, 2021.
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
Stockholders
As of February 19, 2021, we had 24 holders of record of our Class A and Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
The graph below compares the cumulative total return to our stockholders between November 10, 2017 (the date our Class A common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2020 in comparison to the NASDAQ Composite Index and the S&P 500 Information Technology Index. The graph assumes $100 was invested in the Class A common stock of Bandwidth Inc., the NASDAQ Composite Index and the S&P 500 Information Technology Index, and assumes reinvestment of any dividends.
The comparisons in the graph below are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

$1,000
$800
$600
$400
$200
$0
11/10/2017
12/31/2017
03/31/2018
06/30/2018
09/30/2018
12/31/2018
03/31/2019
06/30/2019
09/30/2019
12/31/2019
03/31/2020
06/30/2020
09/30/2020
12/31/2020
Bandwidth Inc.
NASDAQ Composite Index
S&P 500 Technology Index

Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2021 Annual Meeting of Shareholders. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.
Recent Sales of Unregistered Securities
From January 1, 2020 through December 31, 2020, we did not sell any securities on an unregistered basis.
Use of Proceeds from Public Offering of Common Stock
On October 12, 2020, we entered into a Share Purchase Agreement (the “Share Purchase Agreement”) by and among us, Voicebox S.à r.l., a private limited liability company (société à responsibilité limitée) incorporated under the laws of Luxembourg (“Voicebox”), Itay Rosenfeld, Stefaan Konings, Dirk Hermans, Gaetan Brichet and Stichting Administratiekantoor Voice, a foundation (stichting) incorporated under the laws of the Netherlands (“Stichting” and, together with Voicebox, Itay Rosenfeld, Stefaan Konings, Dirk Hermans and Gaetan Brichet, the “Selling Stockholders”) pursuant to which, among other things, we acquired all of the A Ordinary Shares, B Ordinary Shares and C Ordinary Shares of Voice Topco. Voice Topco directly or indirectly holds all of the issued and outstanding shares of Voxbone S.A., which (with its subsidiaries) is the operating subsidiary of Voice Topco. Our board of directors unanimously approved the Share Purchase Agreement on October 5, 2020.
Pursuant to the Share Purchase Agreement, we acquired from the Selling Stockholders, all of the A Ordinary Shares, B Ordinary Shares and C Ordinary Shares of Voice Topco (the “Share Purchase”) in a transaction valued at €446 million. As consideration for the Share Purchase, we (i) paid the Selling Stockholders approximately $413 million (or approximately €355 million based on prevailing exchange rates at the close of business on October 30, 2020) at the closing of the Share Purchase (the “Closing”) and (ii) issued to the Selling Stockholders at the Closing shares of our Class A common stock, with an aggregate value of approximately €91 million (or approximately $106 million) based on prevailing exchange rates at the close of business on October 30, 2020.

Item 6. Selected Financial Data
The consolidated statements of operations data for the years ended December 31, 2018, 2019 and 2020 and the consolidated balance sheets as of December 31, 2019 and 2020, are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data,” within this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below.

	Year ended December 31,
Consolidated Statements of Operations Data:	2018	2019	2020

	(In thousands, except share and per share amounts)
Revenue:
CPaaS revenue	$164,415	$197,944	$298,090
Other revenue	39,698	34,650	45,023
Total revenue	204,113	232,594	343,113
Cost of revenue:
CPaaS cost of revenue	94,296	110,343	160,706
Other cost of revenue	13,849	14,616	24,546
Total cost of revenue (1)	108,145	124,959	185,252

Gross profit	95,968	107,635	157,861
Operating expenses:
Research and development (1)	20,897	31,461	42,059
Sales and marketing (1)	20,731	35,020	40,552
General and administrative (1)	47,588	58,847	88,755
Total operating expenses	89,216	125,328	171,366

Operating income (loss)	6,752	(17,693)	(13,505)
Other income (expense):
Interest income (expense), net	301	2,446	(13,672)
Other income (expense), net	—	23	(1,795)
Total other income (expense)	301	2,469	(15,467)

Income (loss) before income taxes	7,053	(15,224)	(28,972)
Income tax benefit (provision) (2)	10,870	17,718	(15,005)
Net income (loss)	$17,923	$2,494	$(43,977)
Other comprehensive (loss) income
Unrealized (loss) gain on marketable securities, net of income tax benefit	(1)	1	—
Foreign currency translation	—	41	27,900
Total other comprehensive (loss) income	(1)	42	27,900
Total comprehensive income (loss)	$17,922	$2,536	$(16,077)
Earnings per share:
Net income (loss) per share:
Basic	$0.96	$0.11	$(1.83)
Diluted	$0.85	$0.10	$(1.83)

Weighted average number of common shares outstanding:
Basic	18,573,067	22,640,461	24,092,574
Diluted	21,140,382	23,923,777	24,092,574
________________________
(1) Includes stock-based compensation expense as shown below.

(2) Includes 13,484 of excess tax benefits associated with the exercise of stock options and vesting of restricted stock units in the year ended December 31, 2019.

	Year ended December 31,
Stock-based compensation expense:	2018	2019	2020

	(In thousands)
Cost of revenue	$114	$211	$208
Research and development	555	1,461	2,118
Sales and marketing	511	1,199	1,525
General and administrative	2,159	3,755	6,030
Total	$3,339	$6,626	$9,881

	As of December 31,
Consolidated Balance Sheets Data:	2019	2020

	(In thousands)
Cash, cash equivalents and restricted cash	$185,004	$81,437
Working capital	181,211	101,410
Total assets	341,416	890,608
Convertible senior notes	—	282,196
Total stockholders’ equity	270,090	429,923

Non-GAAP Financial Measures
We use Non-GAAP gross profit, Non-GAAP gross margin, Non-GAAP net income (loss), Adjusted EBITDA and free cash flow for financial and operational decision making and to evaluate period-to-period differences in our performance. Non-GAAP gross profit, Non-GAAP gross margin, Non-GAAP net income (loss), Adjusted EBITDA and free cash flow are non-GAAP financial measures, which we believe are useful for investors in evaluating our overall financial performance. We believe these measures provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key performance indicators used by management in its financial and operational decision making. See below for a reconciliation of each of the non-GAAP financial measures described below.
Non-GAAP Gross Profit and Non-GAAP Gross Margin
GAAP defines gross profit as revenue less cost of revenue. Cost of revenue includes all expenses associated with our various service offerings as more fully described under the caption “Key Components of Statement of Operations-Cost of Revenue and Gross Margin.” We define Non-GAAP gross profit as gross profit after adding back the following items:
•depreciation and amortization;
•amortization of acquired intangible assets related to acquisitions; and
•stock-based compensation.
We add back depreciation and amortization, amortization of acquired intangible assets related to acquisitions, and stock-based compensation, because they are non-cash items. We eliminate the impact of these non-cash items because we do not consider them indicative of our core operating performance. Their exclusion facilitates comparisons of our operating performance on a period-to-period basis. We believe showing gross margin, as Non-GAAP to remove the impact of these non-cash expenses, such as depreciation and amortization and stock-based compensation, is helpful to investors in assessing our gross profit and gross margin performance in a way that is similar to how management assesses our performance.
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

Consolidated

	Year ended December 31,
	2018	2019	2020

	(In thousands)
Consolidated Gross Profit	$95,968	$107,635	$157,861
Consolidated Gross Profit Margin %	47%	46%	46%
Depreciation	4,490	6,583	9,536
Amortization of acquired intangible assets	—	—	1,445
Stock-based compensation	114	211	208
Non-GAAP Gross Profit	$100,572	$114,429	$169,050
Non-GAAP Gross Margin %	49%	49%	49%
By Segment
CPaaS

	Year ended December 31,
	2018	2019	2020

	(In thousands)
CPaaS Gross Profit	$70,119	$87,601	$137,384
CPaaS Gross Profit Margin %	43%	44%	46%
Depreciation	4,490	6,583	9,536
Amortization of acquired intangible assets	—	—	1,445
Stock-based compensation	114	211	208
Non-GAAP CPaas Gross Profit	$74,723	$94,395	$148,573
Non-GAAP CPaaS Gross Margin %	45%	48%	50%
Other
There are no Non-GAAP adjustments to gross profit for the Other segment.
Non-GAAP Net Income (Loss)
We define Non-GAAP net income (loss) as net income or loss adjusted for certain items affecting period-to-period comparability. Non-GAAP net income (loss) excludes:
•stock-based compensation;
•amortization of acquired intangible assets related to acquisitions;
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
We believe Non-GAAP net income (loss) is a meaningful measure because by removing certain non-cash and other expenses we are able to evaluate our operating results in a manner we believe is more indicative of the current period’s performance. We believe the use of Non-GAAP net income (loss) may be helpful to investors because it provides consistency and comparability with past financial performance, facilitates period-to-period comparisons of results of operations and assists in comparisons with other companies, many of which may use similar Non-GAAP financial information to supplement their GAAP results.

	Year ended December 31,
	2018	2019	2020

	(In thousands)
Net income (loss)	$17,923	$2,494	$(43,977)
Stock-based compensation	3,339	6,626	9,881
Amortization of acquired intangibles	520	520	3,666
Amortization of debt discount and issuance costs for convertible debt	—	—	15,565
Acquisition-related expenses	—	—	14,458
Loss on disposal of property and equipment	191	456	334
Estimated tax effects of adjustments (1)	(1,038)	(1,914)	(758)
Valuation allowance (2)	—	—	15,024
Income tax benefit of equity compensation	(11,887)	(13,484)	—
Non-GAAP net income (loss)	$9,048	$(5,302)	$14,193

Net income (loss) per share
Basic	$0.96	$0.11	$(1.83)
Diluted	$0.85	$0.10	$(1.83)

Non-GAAP net income (loss) per Non-GAAP share
Basic	$0.49	$(0.23)	$0.59
Diluted	$0.43	$(0.23)	$0.55

Non-GAAP weighted average number of shares outstanding
Non-GAAP basic shares	18,573,067	22,640,461	24,092,574
Warrants to purchase common stock	7,726	—	—
Convertible debt conversion	—	—	1,022,941
Stock options issued and outstanding	2,375,424	—	443,738
Nonvested RSUs outstanding	184,165	—	352,854
Non-GAAP diluted shares	21,140,382	22,640,461	25,912,107
________________________

(1) The Non-GAAP tax-effect is determined using a blended rate of statutory tax rates in the jurisdictions where the Company has tax filings. When the Company has a valuation allowance recorded and no tax benefits will be recognized, the rate in that jurisdiction is considered to be zero. The rate was 28.6%, 25.2%, 1.8% for the years ended December 31, 2018, 2019 and 2020, respectively.
(2) The Company recognized a tax expense of $0 and $15,024 to record a valuation allowance on U.S. deferred tax assets in the years ended December 31, 2019 and 2020, respectively.

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

	Year ended December 31,
	2018	2019	2020

	(In thousands)
Net income (loss)	$17,923	$2,494	$(43,977)
Income tax (benefit) provision (1) (2)	(10,870)	(17,718)	15,005
Interest (income) expense, net	(301)	(2,446)	13,672
Depreciation	5,270	9,018	13,137
Amortization	554	520	3,666
Acquisition-related expenses	—	—	14,458
Stock-based compensation	3,339	6,626	9,881
Loss on disposal of property and equipment	191	456	334
Adjusted EBITDA	$16,106	$(1,050)	$26,176
________________________
(1) Includes excess tax benefits associated with the exercise of stock options and vesting of restricted stock units of $11,887, $13,484, and $0 in the years ended December 31, 2018, 2019 and 2020, respectively.
(2) Includes $0, $0, and $15,024 of tax expense to record a valuation allowance on U.S. deferred tax assets in the years December 31, 2018, 2019 and 2020, respectively.
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

	Year ended December 31,
	2018	2019	2020

	(In thousands)
Net cash provided by (used in) operating activities	$24,633	$(1,253)	$4,518
Net cash used in investing in capital assets (1)	(14,447)	(25,759)	(14,592)
Free cash flow	$10,186	$(27,012)	$(10,074)
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

Overview
We are a leading global enterprise cloud communications company. Our solutions include a broad range of software Application Programming Interfaces (“APIs”) for voice, messaging and emergency services. Our sophisticated and easy-to-use software APIs allow enterprises to enhance their products and services by incorporating advanced, global connectivity for voice, messaging and emergency services communications capabilities. Companies use our platform to more frequently and seamlessly connect with their end users, add voice calling capabilities to applications and devices, transition from on-premise to cloud-based communication tools and applications, integrate messaging capabilities into applications or software, build interactive voice response systems for contact centers, offer end users new mobile application experiences including emergency services and improve employee productivity, among other use cases. We have established a reputation as a leader in the Communications Platform-as-a-Service (“CPaaS”) space through our innovation-rich culture and focus on empowering enterprises with end-to-end communications solutions.
We are the only CPaaS provider in the industry that owns and operates a nationwide IP voice network in the U.S. In 2020 we acquired Voxbone, a leading European-based communications platform with its own IP voice network assembled by building relationships with local carriers around the globe. Our deep U.S. presence and global platform extending across more than 60 countries serves enterprises in countries representing more than 90% of global gross domestic product. We believe that our current and future customers will benefit from using a unified software platform, network and team to serve people around the world.
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
We believe our network is capital-efficient and supports the applications and experiences that make a difference in the way enterprises communicate. Since a communications platform is only as strong as the network that backs it, we believe our network provides a significant competitive advantage in the control, quality, pricing power and scalability of our offering. We are able to control the quality and provide the support our customers expect, while meeting regulatory, scalability and cost requirements more efficiently.
For the years ended December 31, 2018, 2019 and 2020, total revenue was $204.1 million, $232.6 million and $343.1 million, respectively. For the years ended December 31, 2018, 2019 and 2020, CPaaS revenue was $164.4 million, $197.9 million and $298.1 million, respectively, representing an increase of 20% in 2019 and 51% in 2020. Net income in 2018 and 2019 was $17.9 million and $2.5 million, respectively, and net loss in 2020 was $44.0 million. As of December 31, 2018, 2019 and 2020, the number of active CPaaS customer accounts was 1,230, 1,728 and 2,848, respectively, representing a year over year increase of 40% in 2019, and 65% in 2020.
Acquisition of Voxbone
On October 12, 2020, we entered into the Share Purchase Agreement pursuant to which we acquired all of the A Ordinary Shares, B Ordinary Shares and C Ordinary Shares of Voice Topco. Voice Topco directly or

Management’s Discussion and Analysis
indirectly holds all of the issued and outstanding shares of Voxbone S.A., which (with its subsidiaries) is the operating subsidiary of Voice Topco.
On November 2, 2020 we completed the Share Purchase in a transaction valued at €446 million. As consideration for the Share Purchase, we (i) paid the Selling Stockholders approximately $400 million (or approximately €338 million based on prevailing exchange rates at the close of business on October 9, 2020) at the Closing and (ii) issued to the Selling Stockholders at the Closing shares of our Class A common stock, with an aggregate value of approximately €108 million (or approximately $128 million based on prevailing exchange rates at the close of business on October 9, 2020).

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
The circumstances caused by COVID-19 resulted in increased use of our services during the twelve months ended December 31, 2020 because of more reliance on our offerings to connect people during a time of physical distancing and work from home environments. Increased usage was mostly driven by large enterprise customers that offer unified communications as a service (“UCaaS”) and meeting solutions. We anticipate significant usage of these services and solutions to continue until the effects of COVID-19 abate. We believe that usage of many of these services and solutions will continue after the effects of COVID-19 abate as employees and enterprises utilize work from home arrangements more prevalently. The broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain. As a result of the COVID-19 pandemic, nearly all of our employees in the United States and Europe worked from home during the calendar year ending on December 31, 2020 and we implemented certain travel restrictions, neither of which disrupted our operations. The COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our customers, suppliers and third-party business partners conduct business and, as a result, we may experience disruptions in our operations. As COVID-19 effects abate, we may experience curtailed customer demand that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we may experience impact from enterprises reducing usage of our services or delaying decisions to implement our services. The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See “Item 1A. Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

Key Performance Indicators
We monitor the following key performance indicators (“KPIs”) to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. We believe the following KPIs are useful in evaluating our business:

	Year ended December 31,
	2018	2019	2020

	(Dollars in thousands)
Number of active CPaaS customers (as of period end)	1,230	1,728	2,848
Dollar-based net retention rate	118%	113%	131%
Adjusted EBITDA	$16,106	$(1,050)	$26,176
Free cash flow	$10,186	$(27,012)	$(10,074)

Management’s Discussion and Analysis
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
In the years ended December 31, 2018, 2019 and 2020, revenue from active CPaaS customer accounts represented approximately 99% of total CPaaS revenue.
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
For the years ended December 31, 2018, 2019 and 2020, we generated 64%, 66% and 74% of our CPaaS revenue, respectively, from usage-based fees. We also earn monthly fees from services such as phone number services and 911 access service. For the years ended December 31, 2018, 2019 and 2020, we generated 34%, 31% and 24% of our CPaaS revenue, respectively, in each period from monthly per unit fees. The remaining 2%, 3% and 2% of our CPaaS revenue is generated from other miscellaneous services.

Management’s Discussion and Analysis
The remainder of our revenue is generated by our Other segment. Other revenue is composed of revenue earned from our legacy services and indirect revenue. Other revenue as a percentage of total revenue is expected to continue to decline over time.
We recognize accounts receivable at the time the customer is invoiced. Additionally, we record a receivable and revenue for unbilled revenue if the services have been delivered and are billable in subsequent periods. Unbilled revenue made up 47%, 54% and 51% of outstanding accounts receivable, net of allowance for doubtful accounts as of December 31, 2018, 2019 and 2020, respectively.
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

Management’s Discussion and Analysis
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
Income Taxes
For the years ended December 31, 2018, 2019 and 2020, our effective tax rate was (154.1)%, 116.4% and (51.8)%, respectively. The decrease in our effective tax rate is primarily due to the change in judgment related to the realizability of certain deferred tax assets and the resulting valuation allowance.
Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of December 31, 2020, the Company continues to maintain a valuation allowance for its U.S. federal and state and U.K. net deferred tax assets.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the “Cares Act”) was enacted. The Cares Act includes multiple income tax provisions that impact our tax expense, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. We have accounted for the estimated impact of the Cares Act.

Management’s Discussion and Analysis
Results of Operations
Consolidated Results of Operations
The following table sets forth the consolidated statements of operations for the periods indicated.

	Year ended December 31,
	2018	2019	2020

	(In thousands)
Revenue:
CPaaS revenue	$164,415	$197,944	$298,090
Other revenue	39,698	34,650	45,023
Total revenue	204,113	232,594	343,113
Cost of revenue:
CPaaS cost of revenue	94,296	110,343	160,706
Other cost of revenue	13,849	14,616	24,546
Total cost of revenue	108,145	124,959	185,252
Gross profit:
CPaaS	70,119	87,601	137,384
Other	25,849	20,034	20,477
Total gross profit	95,968	107,635	157,861
Operating expenses:
Research and development	20,897	31,461	42,059
Sales and marketing	20,731	35,020	40,552
General and administrative	47,588	58,847	88,755
Total operating expenses	89,216	125,328	171,366
Operating income (loss)	6,752	(17,693)	(13,505)
Other income (expense), net
Interest income (expense), net	301	2,446	(13,672)
Other income (expense), net	—	23	(1,795)
Total other income (expense), net	301	2,469	(15,467)
Income (loss) before income taxes	7,053	(15,224)	(28,972)
Income tax benefit (provision)	10,870	17,718	(15,005)
Net income (loss)	$17,923	$2,494	$(43,977)

Management’s Discussion and Analysis
The following table sets forth our results of operations as a percentage of our total revenue for the periods presented. *

	Year ended December 31,
	2018	2019	2020
Revenue:
CPaaS revenue	81%	85%	87%
Other revenue	19%	15%	13%
Total revenue	100%	100%	100%
Cost of revenue:
CPaaS cost of revenue	46%	47%	47%
Other cost of revenue	7%	6%	7%
Total cost of revenue	53%	53%	54%
Gross profit:
CPaaS	34%	37%	40%
Other	13%	9%	6%
Total gross profit	47%	46%	46%
Operating expenses:
Research and development	10%	14%	12%
Sales and marketing	10%	15%	12%
General and administrative	23%	24%	26%
Total operating expenses	43%	53%	50%
Operating income (loss)	3%	(8)%	(4)%
Other income (expense), net
Interest income (expense), net	—%	1%	(4)%
Other income (expense), net	—%	—%	(1)%
Total other income (expense), net	—%	1%	(5)%
Income (loss) before income taxes	3%	(7)%	(8)%
Income tax benefit (provision)	5%	8%	(4)%
Net income (loss)	9%	1%	(13)%
(*) Columns may not foot due to rounding.

Management’s Discussion and Analysis
Comparison of the Years Ended December 31, 2019 and 2020
Revenue

	Year ended December 31,
	2019	2020	Change

	(Dollars in thousands)
Revenue:
CPaaS revenue	$197,944	$298,090	$100,146	51%
Other revenue	34,650	45,023	10,373	30%
Total revenue	$232,594	$343,113	$110,519	48%
In 2020, total revenue increased by $110.5 million, or 48%, compared to the same period in 2019, and CPaaS revenue increased by $100.1 million, or 51%, compared to the same period in 2019. The increase in CPaaS revenue was primarily attributable to an increase in the usage of all our service offerings, particularly our voice and messaging usage, which accounted for $58.6 million of the increase in CPaaS revenue. Messaging usage increased in the year due to higher volumes of messages related to political campaigns for the U.S. elections in November. The situation caused by COVID-19 also caused increased usage in the year because of more reliance on our offerings to connect people during a time of physical distancing and work from home environment. Increased usage was mostly driven by large enterprise customers that offer UCaaS services and meeting solutions and our phone number services. Our phone number services and 911-enabled phone number services accounted for $13.2 million of the increase in CPaaS revenue. In 2020, CPaaS revenue also increased by $11.8 million from higher usage pricing due to a shift in product mix to products with a higher rate compared to the same period in 2019. In addition, $16.6 million of growth was attributable to the acquisition of Voxbone for the period from November 1, 2020 through December 31, 2020. The changes in usage and price in 2020 compared to the same period in 2019 were reflected in our dollar-based net retention rate of 131%. In addition, revenue from new CPaaS customers contributed $22.9 million, or 11%, to CPaaS revenue for 2020 compared to $11.7 million, or 7%, in the same period in 2019. The increase in usage was also attributable to a 65% increase in the number of active CPaaS customer accounts, from 1,728 as of December 31, 2019 to 2,848 as of December 31, 2020. As a percentage of total revenue, CPaaS revenue increased from 85% in 2019 to 87% in the same period in 2020.
Other revenue increased by $10.4 million, or 30%, in 2020 due to higher indirect revenue, which increased by $12.7 million primarily due to an increase in messaging surcharges and indirect voice revenue, offset by the expected decline of legacy revenue, which decreased by $2.3 million, compared to the same period in 2019.
Cost of Revenue and Gross Margin

	Year ended December 31,
	2019	2020	Change

	(Dollars in thousands)
Cost of revenue:
CPaaS cost of revenue	$110,343	$160,706	$50,363	46%
Other cost of revenue	14,616	24,546	9,930	68%
Total cost of revenue	$124,959	$185,252	$60,293	48%
Gross profit	$107,635	$157,861	$50,226	47%
Gross margin:
CPaaS	44%	46%
Other	58%	45%
Total gross margin	46%	46%

Management’s Discussion and Analysis
In 2020, total gross profit increased by $50.2 million, or 47%, compared to the same period in 2019. Total gross margin was 46% for both years. In 2020, CPaaS cost of revenue increased by $50.4 million, or 46%, compared to the same period in 2019. CPaaS cost of revenue increased due to an increase in voice usage costs of $25.0 million due to growth in minutes used by customers. Cost of messaging increased by $10.3 million due to growth in messages used by customers, including an increase related to political campaigns and increased cost per message. Network costs also increased $13.0 million due to network expansions and depreciation expense. Cost of phone numbers and 911 increased by $2.1 million. COVID-19 and the increased usage resulting from the work at home environment generated increased voice usage costs and network expansions. CPaaS gross margin increased from 44% in 2019 to 46% in 2020. Excluding depreciation and stock-based compensation of $6.8 million in 2019 and $9.7 million in 2020, CPaaS Non-GAAP gross margin was 48% and 50%, respectively, and total Non-GAAP gross margin was 49% for both years.
In 2020, other cost of revenue increased by $9.9 million compared to the same period in 2019, primarily due to a $10.8 million increase in cost of indirect revenue related to messaging surcharges offset by a $0.9 million decrease in costs as a result of the expected churn in legacy services.
Operating Expenses

	Year ended December 31,
	2019	2020	Change

	(Dollars in thousands)
Research and development	$31,461	$42,059	$10,598	34%
Sales and marketing	35,020	40,552	5,532	16%
General and administrative	58,847	88,755	29,908	51%
Total operating expenses	$125,328	$171,366	$46,038	37%
In 2020, R&D expenses related to the expansion of our product offerings increased by $10.6 million, or 34%, compared to the same period in 2019. This increase was primarily due to increased personnel costs of $10.1 million including the impact of growth in headcount as a result of the Acquisition and an increase in non-headcount costs of $0.5 million.
In 2020, sales and marketing expenses increased by $5.5 million, or 16%, compared to the same period in 2019, primarily due to an overall increase in sales personnel costs of $6.6 million including the impact of growth in headcount as a result of the Acquisition offset by a decrease in non-headcount costs of $1.1 million.
In 2020, general and administrative expenses increased by $29.9 million, or 51%, compared to the same period in 2019. This increase was due to $12.7 million in costs which consist of mainly fees for financial and legal services, due diligence services and success fees related to the acquisition of Voxbone, higher personnel cost of $11.9 million due to the impact of growth in headcount as a result of the Acquisition, depreciation and amortization costs of $3.1 million, facilities costs of $1.4 million, bank charges and license costs of $1.1 million, professional costs of $0.6 million, and expensed IT charges of $0.6 million, offset by lower other non-headcount costs of $0.9 million and travel and entertainment expenses of $0.6 million, which contributed to the overall increase in general and administrative expenses.
As a percentage of revenue, total operating expenses for the years ended December 31, 2018, 2019 and 2020 increased from 43% to 53% and 50%, respectively, as operating expenditures growth exceeded corresponding growth in revenue in 2019 and 2020.
Interest Income (Expense), Net
In 2020, interest expense, net increased by $16.1 million compared to the same period in 2019, due to a $0.1 million decrease in interest income from the investment of follow-on equity offering proceeds and a $16.2 million increase in interest expense related to the Convertible Notes. See Note 9, “Debt” to the consolidated financial statements, for additional details.

Management’s Discussion and Analysis
Income Tax Benefit (Provision)
In 2020, income tax benefit decreased by $32.7 million compared to the same period in 2019. The effective tax rate for the twelve months ended December 31, 2020 was (51.8)% compared to 116.4% in the same period in 2019. The decrease in our effective tax rate is primarily due to the change in judgment related to the realizability of certain deferred tax assets and the resulting valuation allowance.
Comparison of the Years Ended December 31, 2018 and 2019
Revenue

	Year ended December 31,
	2018	2019	Change

	(Dollars in thousands)
Revenue:
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

Management’s Discussion and Analysis
Quarterly Results of Operations
The following tables set forth our unaudited quarterly statements of operations results for each of the eight quarters ended December 31, 2020. The information for each quarter has been prepared on a basis consistent with our audited consolidated financial statements included in this Annual Report on Form 10-K, and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for a fair presentation of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following quarterly financial data should be read in conjunction with our audited consolidated financial statements included in this Annual Report on Form 10-K.

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020

	(Unaudited, in thousands, except per share amounts)
Revenue:
CPaaS revenue	$45,013	$47,989	$51,499	$53,443	$59,121	$67,076	$73,762	$98,131
Other revenue	8,308	8,790	8,992	8,560	9,397	9,714	10,996	14,916
Total revenue	53,321	56,779	60,491	62,003	68,518	76,790	84,758	113,047

Cost of revenue:
CPaaS cost of revenue	25,300	26,473	29,297	29,273	31,892	37,229	39,346	52,239
Other cost of revenue	3,466	3,637	3,807	3,706	4,467	4,780	6,181	9,118
Total cost of revenue	28,766	30,110	33,104	32,979	36,359	42,009	45,527	61,357

Gross profit:	24,555	26,669	27,387	29,024	32,159	34,781	39,231	51,690
Operating expenses:
Research and development	7,717	7,656	7,939	8,149	9,530	9,554	10,232	12,743
Sales and marketing	8,349	8,514	8,784	9,373	9,417	8,655	9,001	13,479
General and administrative	14,333	14,282	15,269	14,963	16,096	16,840	18,134	37,685
Total operating expenses	30,399	30,452	31,992	32,485	35,043	35,049	37,367	63,907

Operating (loss) income	(5,844)	(3,783)	(4,605)	(3,461)	(2,884)	(268)	1,864	(12,217)

Other income (loss):
Interest income (expense), net	201	719	778	748	(859)	(3,864)	(4,200)	(4,749)
Other income (expense), net	—	10	(1)	14	(47)	(4)	(6)	(1,738)
Realized gain (loss) on investments	—	—	4	(4)	—	—	—	—
Total other income (loss)	201	729	781	758	(906)	(3,868)	(4,206)	(6,487)

Loss before income taxes	(5,643)	(3,054)	(3,824)	(2,703)	(3,790)	(4,136)	(2,342)	(18,704)
Income tax benefit (provision)	7,635	6,526	2,810	747	2,732	(16,505)	(10)	(1,222)
Net income (loss)	$1,992	$3,472	$(1,014)	$(1,956)	$(1,058)	$(20,641)	$(2,352)	$(19,926)
Unrealized gain (loss) on marketable securities, net of income tax benefit	8	13	(21)	1	—	—	—	—
Foreign currency translation	—	12	(46)	75	(96)	(23)	139	27,880
Total comprehensive income (loss), net of income tax	$2,000	$3,497	$(1,081)	$(1,880)	$(1,154)	$(20,664)	$(2,213)	$7,954

Net income (loss) per share:
Basic	$0.10	$0.15	$(0.04)	$(0.08)	$(0.04)	$(0.86)	$(0.10)	$(0.81)
Diluted	$0.09	$0.14	$(0.04)	$(0.08)	$(0.04)	$(0.86)	$(0.10)	$(0.81)

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
Statement of Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
	2018	2019	2020

	(In thousands)
Net cash provided by (used in) operating activities	$24,633	$(1,253)	$4,518
Net cash used in investing activities	(31,683)	(7,653)	(455,085)
Net cash provided by financing activities	10,681	152,418	346,891
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(9)	109
Net increase (decrease) in cash, cash equivalents, and restricted cash	$3,631	$143,503	$(103,567)

Cash Flows from Operating Activities
In 2020, cash provided by operating activities was $4.5 million, consisting of net loss of $44.0 million adjusted for non-cash items. These non-cash items included depreciation and amortization expense of $16.8 million, amortization of debt discount and issuance costs of $15.6 million, deferred tax benefit of $14.3 million, stock-based compensation expenses of $9.9 million, right-of-use asset amortization of $4.8 million and loss on disposal of property and equipment of $0.3 million, offset by cash used by changes in operating assets and liabilities of $13.3 million. Cash generated in operating assets and liabilities included an increase in accrued expenses and other liabilities of $11.5 million and an increase in deferred revenue and advanced billings of $2.8 million. Offsetting these cash generating items in assets and liabilities were an increase in accounts receivable of $18.8 million, a decrease in operating right-of-use liability of $5.3 million, a increase in accounts payable of $0.3 million, an increase in prepaid expenses and other assets of $2.3 million and an increase of deferred costs of $1.6 million.
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

Management’s Discussion and Analysis
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
Cash Flows from Investing Activities
In 2020, cash used in investing activities was $455.1 million mainly from the costs related to the Acquisition of $400.5 million, net of cash. In addition, cash used in investing activities was the purchase of other investments of $230.8 million, the purchase of property and equipment of $12.3 million and capitalized internally developed software costs of $2.3 million, offset by the proceeds from sales and maturities of other investments of $190.8 million.
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
Cash Flows from Financing Activities
In 2020, cash provided by financing activities was $346.9 million consisting primarily of $400.0 million in proceeds from the issuance of the Convertible Notes and $4.1 million in proceeds from the issuance of stock options, partially offset by $43.3 million in capped call purchases, $12.0 million in payments of debt issuance cost, and $1.9 million in value of equity awards withheld for tax liabilities.
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
In 2018, cash provided by financing activities was $10.7 million consisting primarily of $11.1 million in proceeds from the exercises of stock options, partially offset by $0.3 million in payments related to the cost of our initial public offering and $0.1 million in payments on capital leases.
Debt
On February 25, 2020, we entered into a waiver agreement, with respect to our revolving loan (the “Credit Facility”) with KeyBank National Association and Pacific Western Bank (collectively, the “Lenders”), which

Management’s Discussion and Analysis
provided for consent to accommodate the issuance of the Convertible Notes and the Capped Calls. The waiver agreement required us to covenant with the Lenders to deposit an amount of funds into a controlled account, which restricted the ability to use such funds until the Credit Facility was paid in full or terminated. If we had failed to comply with these covenants or to make payments under our indebtedness when due, we would have been in default under that indebtedness, which could, in turn, have resulted in that indebtedness becoming immediately payable in full. On April 27, 2020, a First Amendment Agreement to the Credit Security Agreement was executed in which the Lenders consented to remove the previously existing cash collateral requirement and to terminate the previously required controlled account.
As of December 31, 2020, we had $0 outstanding under the Credit Facility and were in compliance with all financial and non-financial covenants for all periods presented. The available borrowing capacity under our Credit Facility was $25.0 million as of December 31, 2020.
As of December 31, 2020, the outstanding unamortized loan fees for the Credit Facility were $0.1 million and were included in prepaid expenses and other current assets, and other long-term assets in our consolidated balance sheets.
On February 28, 2020, we issued $400.0 million aggregate principal amount of the Convertible Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act, including $50.0 million aggregate principal amount of such Convertible Notes pursuant to the exercise in full of the initial purchasers’ over-allotment option. The interest on the Convertible Notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2020.

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
Contractual Obligations and Other Commitments
The following table summarizes our non-cancellable contractual obligations as of December 31, 2020:

	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	More than 5 years

	(In thousands)
Operating leases (1)	$22,536	$6,408	$13,193	$2,935	$—
Finance leases (1)	492	195	238	59	—
Convertible Notes (2)	400,000	—	—	—	400,000
Purchase obligations (3)	14,278	9,028	4,486	762	2
Total	$437,306	$15,631	$17,917	$3,756	$400,002
________________________
(1) Operating and finance leases represent total future minimum rent payments under non-cancellable lease agreements.
(2) See Note 9, “Debt” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for a discussion of our Convertible Notes.
(3) Purchase obligations represent total non-cancelable purchase commitments and future minimum payments under contracts to various service providers, excluding agreements that are cancellable without penalty.
Off-Balance Sheet Arrangements
We do not have any holdings in variable interest entities. With the acquisition of Voxbone, we have off-balance sheet agreements for short term office and automobile leases in the amount of $1,249 and $24, respectively, ending prior to the year ended December 31, 2021.

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

Management’s Discussion and Analysis
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
Business Combinations
We use the acquisition method of accounting for business combinations which requires the tangible and intangible assets acquired and liabilities assumed to be recorded at their respective fair market value as of the acquisition date. Goodwill represents the excess of the consideration transferred over the fair value of the net assets acquired. The fair values of the assets acquired and liabilities assumed are determined based upon management's valuation and involves making significant estimates and assumptions based on facts and circumstances that existed as of the acquisition date. We use a measurement period following the acquisition date to gather information that existed as of the acquisition date that is needed to determine the fair value of the assets acquired and liabilities assumed. The measurement period ends once all information is obtained, but no later than one year from the acquisition date.
Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of the aggregate fair value of consideration transferred in a business combination, over the fair value of assets acquired, net of liabilities assumed. Goodwill is not amortized, but is subject to an annual impairment test. We test goodwill for impairment annually on December 31 of each calendar year or more frequently if events or changes in business circumstances indicate the asset might be impaired. Goodwill is tested for impairment at the reporting unit level. In evaluating the recoverability of goodwill, we perform a qualitative analysis to determine whether events and circumstances exist that indicate that it is more likely than not that goodwill is impaired. The qualitative factors we consider include but are not limited to, macroeconomic conditions, industry and market conditions, company-specific events and changes in circumstances. We completed our annual goodwill impairment analysis in each of the years ended December 31, 2018, 2019 and 2020 and no impairment charges were recorded. As of December 31, 2020 goodwill was $372.2 million which has been assigned to the CPaaS segment.
Long-Lived Assets
Long-lived assets, including intangible assets with definite lives, are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise.

Management’s Discussion and Analysis
We evaluate the recoverability of our long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of long-lived assets are measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. As of December 31, 2020, intangible assets, net of accumulated amortization, were $248.1 million, which consists primarily of client relationships, client contracts and developed technology. No indicators of impairment were identified for the years ended December 31, 2018, 2019 and 2020.
Internal-Use Software Development Costs
Internal-use software includes software that has been acquired, internally developed, or modified exclusively to meet the Company's needs. We capitalize qualifying internal-use software development costs that are incurred during the application development stage. Capitalization of costs begins when two criteria are met: (i) the preliminary project stage is completed and (ii) it is probable that the software will be completed and used for its intended function. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all significant testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality and expense costs incurred for maintenance and minor upgrades and enhancements. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred. As of December 31, 2020, software development costs, net of accumulated amortization, were $6.0 million.
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

Management’s Discussion and Analysis
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
We conduct operations in many tax jurisdictions throughout the United States and the rest of the world. In many of these jurisdictions, non-income-based taxes and fees, such as sales and use taxes, Value Added Taxes (“VAT”), telecommunications taxes, and regulatory fees including those associated with (or potentially associated with) VoIP telephony services or 911 services, are assessed or may be assessed on our operations. We are subject to indirect taxes, and may be subject to certain other taxes and surcharges in some of these jurisdictions. We generally bill and collect from our customers these taxes and surcharges. We record a liability for tax collected from customers, but not yet paid to the appropriate jurisdiction. In addition, we record a provision for non-income based taxes and fees in jurisdictions where it is both probable that liability has been incurred and the amount of the exposure can be reasonably estimated. As a result, we have recorded a liability of $4.7 million, $5.4 million and $9.1 million as of December 31, 2018, 2019 and 2020, respectively, included in accrued expenses and other current liabilities. These estimates are based on several key assumptions, including the taxability of our services, the jurisdictions in which we believe we have nexus and the sourcing of revenue to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, our actual exposure could differ materially from our current estimates.

Recently Issued Accounting Guidance
See Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for a summary of recently adopted accounting standards and recent accounting pronouncements not yet adopted.

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
Interest Rate Risk
Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents of $72.2 million and other investments of $40.0 million as of December 31, 2020, which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of interest bearing checking accounts, money market accounts and time deposits. Other investments consist of time deposits with original stated maturities of greater than 90 days.
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
Our debt is comprised in part of the Credit Facility, which had no amount outstanding as of December 31, 2020. Loans under the credit agreement governing the Credit Facility will bear interest at the highest of (i) the bank’s prime rate, (ii) the federal funds effective rate plus 0.5 percent, and (iii) the London Interbank Offered Rate plus 1.00 percent. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
In February 2020, we issued $400.0 million aggregate principal amount of the Convertible Notes. As the Convertible Notes have a fixed annual interest rate, we have no financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change. Additionally, the fair value can be affected when the market price of our common stock fluctuates. We carry the Convertible Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.
Foreign Currency Risk
The functional currencies of our foreign subsidiaries are the respective local currencies of the jurisdictions in which they operate, which are primarily the Euro and the British Pound. Approximately 5% of our total revenue for the year ended December 31, 2020 was generated outside the United States. The majority of our revenues and operating expenses are denominated in U.S. dollars, and therefore are not currently subject to significant foreign currency risk. Our subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the year. If there is a change in foreign currency exchange rates, the conversion of our foreign subsidiaries’ financial statements into U.S. dollars would result in a realized gain or loss, which is recorded in other income (expense), net in our consolidated statements of operations. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currencies result in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decrease if the U.S. dollar strengthens against foreign currencies.

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

Item 8. Financial Statements and Supplementary Data

BANDWIDTH INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Bandwidth Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bandwidth Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2021 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

Description of the Matter
As discussed in Note 2, the Company recognizes revenue from the sale of communications services offered through software solutions, which are generally derived from usage and monthly service fees from both the CPaaS and Other segments. Usage revenue includes voice communication (primarily driven by inbound minutes, outbound minutes and toll-free minutes) and messaging communication (driven by the number of messages) that traverse the platform and network. Revenue for these services is recognized in the period the usage occurs. Monthly service fees include the provisioning and management of phone numbers and emergency services access, which are recognized based on the quantity of phone numbers in service and the quantity of phone numbers with emergency services access during the month, respectively.
The processing and recording of revenue from voice and messaging data usage is highly automated and involves capturing and pricing significant volumes of data across multiple systems. Similarly, the provisioning and management of phone numbers and emergency services access is also highly automated and involves capturing and pricing the quantity of phone numbers in service and the quantity of phone numbers with emergency services access during the month. Given the complex automated systems utilized to capture, process, and ultimately record revenue, performing procedures to audit revenue required a high degree of auditor judgment and extensive audit effort.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls that address the risks of material misstatement relating to the measurement and occurrence of revenue. This included involvement of audit professionals with significant experience in the use of information technology (IT) to support business operations and related controls. With the involvement of our IT professionals, we identified the significant systems used to capture and process voice usage, phone number services, emergency services access, and messaging services, and tested the IT general controls over those systems, including testing of user access and change management controls. In addition, our audit procedures included testing of other manual reconciliation controls designed to determine the accuracy and completeness of data processed and transferred across multiple platforms in connection with the recognition of revenue for voice and messaging usage, the quantity of phone numbers in service, and the quantity of phone numbers with emergency services access during the period.
To test the Company’s revenue, our audit procedures included, among other procedures, performing data analytics by extracting data from the Company’s systems to evaluate the completeness and accuracy of recorded revenues, testing a sample of revenue transactions, which included evaluating the transaction price based on inspection of customer contracts and approved rate tables, as well as testing the mathematical accuracy of the recorded revenue based on the voice and messaging usage, as well as the quantity of phone numbers in service and quantity of phone numbers with emergency services access during the period.

Business Combination

Description of the Matter
As explained in Note 3 to the consolidated financial statements, on November 2, 2020 the Company completed the acquisition of Voice Topco Limited (“Voxbone”) for total estimated purchase consideration of $519.4 million. The acquisition was accounted for as a business combination. The Company recorded intangible assets from this acquisition, including customer relationships and developed technology of $148.5 million and $84.1 million, respectively. The Company used the multi-period excess earning method to estimate the preliminary fair value of the customer relationships and the relief from royalty method to estimate the preliminary fair value of the developed technology, each of which are based on management’s estimates and assumptions.
Auditing the Company's accounting for its acquisition of Voxbone was complex and subjective due to the significant estimation uncertainty in determining the fair value of the above identified intangible assets, which was primarily due to the sensitivity of the respective fair values to the underlying assumptions. The fair value estimate of the customer relationships intangible asset included significant assumptions in the prospective financial information (including revenue growth) and the discount rate. The fair value estimate of the developed technology intangible asset included significant assumptions in the prospective financial information (including revenue growth and royalty rate) and the discount rate. These significant assumptions for each of the identified intangible assets are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the accounting for the acquisition. Our tests included controls over the estimation process and models to estimate the fair values of the above identified intangible assets, as well as controls over management’s review of the valuation methodologies and significant assumptions discussed above.
To test the estimated fair values of the customer relationship and developed technology intangible assets, we performed audit procedures that included, among others, evaluating the Company's selection of the valuation methodologies, testing the significant assumptions, and testing the completeness and accuracy of the underlying data. For example, we compared the significant assumptions in the prospective financial information, including the forecasted revenue growth rates, to current industry trends, as well as to the historical performance of the acquired business. With the assistance of our valuation specialists, we evaluated the valuation methodologies, and significant assumptions, including royalty rate and discount rates. This included understanding and validating the source information underlying the determination of the royalty rate and discount rates and testing the mathematical accuracy of the calculations.
In addition, we developed a range of independent estimates for the discount rates using publicly available market data for comparable entities and comparing those to the discount rates selected by management.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2012.
Raleigh, North Carolina
March 1, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Bandwidth Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Bandwidth Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Bandwidth Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Voice Topco Limited (“Voxbone”) which was acquired on November 2, 2020, which is included in the 2020 consolidated financial statements of the Company and constituted 3% of total assets as of December 31, 2020, and 5% of total revenue for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Voxbone.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated March 1, 2021 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Raleigh, North Carolina
March 1, 2021

BANDWIDTH INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	As of December 31,
	2019	2020
Assets
Current assets:
Cash and cash equivalents	$184,414	$72,163
Restricted cash	590	9,274
Other investments	—	40,000
Accounts receivable, net of allowance for doubtful accounts	30,187	55,243
Prepaid expenses and other current assets	9,260	14,508
Deferred costs	2,498	2,411
Total current assets	226,949	193,599
Property and equipment, net	41,654	51,645
Operating right-of-use asset, net	21,031	19,491
Intangible assets, net	6,569	248,055
Deferred costs, non-current	1,952	3,604
Other long-term assets	1,533	1,975
Goodwill	6,867	372,239
Deferred tax asset, net	34,861	—
Total assets	$341,416	$890,608
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,190	$11,665
Accrued expenses and other current liabilities	27,328	63,065
Current portion of deferred revenue	5,177	6,515
Advanced billings	4,167	5,429
Operating lease liability, current	4,876	5,515
Total current liabilities	45,738	92,189
Other liabilities	—	1,707
Operating lease liability, net of current portion	19,868	17,202
Deferred revenue, net of current portion	5,720	6,386
Deferred tax liability	—	61,005
Convertible senior notes	—	282,196
Total liabilities	71,326	460,685
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued	—	—
Class A voting common stock; $0.001 par value; 100,000,000 shares authorized as of December 31, 2019 and 2020; 18,584,478 and 22,413,004 shares issued and outstanding as of December 31, 2019 and 2020, respectively	19	22
Class B voting common stock, $0.001 par value; 20,000,000 shares authorized as of December 31, 2019 and 2020; 4,927,401 and 2,496,125 shares issued and outstanding as of December 31, 2019 and 2020, respectively	5	2
Additional paid-in capital	275,553	451,463
Accumulated deficit	(5,528)	(49,505)
Accumulated other comprehensive income	41	27,941
Total stockholders’ equity	270,090	429,923
Total liabilities and stockholders’ equity	$341,416	$890,608
See accompany notes.

BANDWIDTH INC.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year ended December 31,
	2018	2019	2020

Revenue:
CPaaS revenue	$164,415	$197,944	$298,090
Other revenue	39,698	34,650	45,023
Total revenue	204,113	232,594	343,113
Cost of revenue:
CPaaS cost of revenue	94,296	110,343	160,706
Other cost of revenue	13,849	14,616	24,546
Total cost of revenue	108,145	124,959	185,252

Gross profit	95,968	107,635	157,861
Operating expenses:
Research and development	20,897	31,461	42,059
Sales and marketing	20,731	35,020	40,552
General and administrative	47,588	58,847	88,755
Total operating expenses	89,216	125,328	171,366

Operating income (loss)	6,752	(17,693)	(13,505)
Other income (expense), net
Interest income (expense), net	301	2,446	(13,672)
Other income (expense), net	—	23	(1,795)
Total other income (expense)	301	2,469	(15,467)

Income (loss) before income taxes	7,053	(15,224)	(28,972)
Income tax benefit (provision)	10,870	17,718	(15,005)
Net income (loss)	$17,923	$2,494	$(43,977)
Earnings per share:
Net income (loss) per share:
Basic	$0.96	$0.11	$(1.83)
Diluted	$0.85	$0.10	$(1.83)

Weighted average number of common shares outstanding:
Basic	18,573,067	22,640,461	24,092,574
Diluted	21,140,382	23,923,777	24,092,574
See accompanying notes.

BANDWIDTH INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year ended December 31,
	2018	2019	2020
Net income (loss)	$17,923	$2,494	$(43,977)
Other comprehensive (loss) income
Unrealized (loss) gain on marketable securities, net	(1)	1	—
Foreign currency translation, net of income taxes	—	41	27,900
Total other comprehensive (loss) income	(1)	42	27,900
Total comprehensive income (loss)	$17,922	$2,536	$(16,077)

See accompanying notes.

BANDWIDTH INC.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)

	Class A voting common stock		Class B voting common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2017	4,197,831	$4	13,440,725	$13	$102,465	$—	$(25,771)	$76,711
Exercises of vested stock options	1,724,689	2	—	—	11,044	—	—	11,046
Vesting of restricted stock units	11,000	—	—	—	—	—	—	—
Exercise of warrants to purchase common stock	48,904	—	—	—	37	—	—	37
Conversion of Class B voting common stock to Class A voting common stock	6,929,993	7	(6,929,993)	(7)	—	—	—	—
Issuance of Class A voting common stock	330	—	—	—	11	—	—	11
Costs in connection with initial public offering	—	—	—	—	(285)	—	—	(285)
Unrealized loss on marketable securities	—	—	—	—	—	(1)	—	(1)
Stock based compensation	—	—	—	—	3,328	—	—	3,328
Net income	—	—	—	—	—	—	17,923	17,923
Balance at December 31, 2018	12,912,747	13	6,510,732	6	116,600	(1)	(7,848)	108,770
Issuance of common stock in connection with follow on public offering, net of underwriting discounts	2,875,000	3	—	—	147,388	—	—	147,391
Costs in connection with public offering	—	—	—	—	(834)	—	—	(834)
Exercises of vested stock options	1,075,482	1	—	—	7,356	—	—	7,357
Vesting of restricted stock units	163,944	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(26,026)	—	—	—	(1,583)	—	—	(1,583)
Conversion of Class B voting common stock to Class A voting common stock	1,583,331	2	(1,583,331)	(1)	—	—	—	1
Adjustment to opening retained earnings due to adoption of ASC 606	—	—	—	—	—	—	(174)	(174)
Unrealized gain on marketable securities	—	—	—	—	—	1	—	1
Foreign currency translation	—	—	—	—	—	41	—	41
Stock based compensation	—	—	—	—	6,626	—	—	6,626
Net income	—	—	—	—	—	—	2,494	2,494
Balance at December 31, 2019	18,584,478	19	4,927,401	5	275,553	41	(5,528)	270,090
Issuance of debt conversion option	—	—	—	—	104,553	—	—	104,553
Debt conversion option issuance costs, net of tax	—	—	—	—	(3,742)	—	—	(3,742)
Capped call option purchase price	—	—	—	—	(43,320)	—	—	(43,320)
Exercises of vested stock options	593,084	1	—	—	4,075	—	—	4,076
Vesting of restricted stock units	161,067	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(20,295)	—	—	—	(1,916)	—	—	(1,916)
Conversion of Class B voting common stock to Class A voting common stock	2,431,276	1	(2,431,276)	(3)	—	—	—	(2)

BANDWIDTH INC.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)

	Class A voting common stock		Class B voting common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount

Equity consideration for Voxbone acquisition	663,394	1	—	—	106,379	—	—	106,380
Foreign currency translation	—	—	—	—	—	27,900	—	27,900
Stock based compensation	—	—	—	—	9,881	—	—	9,881
Net loss	—	—	—	—	—	—	(43,977)	(43,977)
Balance at December 31, 2020	22,413,004	$22	2,496,125	$2	$451,463	$27,941	$(49,505)	$429,923
See accompanying notes.

BANDWIDTH INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2018	2019	2020
Cash flows from operating activities
Net income (loss)	$17,923	$2,494	$(43,977)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	5,824	9,538	16,803
Right-of-use asset amortization	—	4,269	4,812
Accretion of bond discount	(164)	(700)	—
Gain on sale of marketable securities	—	(4)	—
Amortization of debt discount and issuance costs	64	177	15,647
Stock-based compensation	3,339	6,626	9,881
Deferred taxes	(10,833)	(17,502)	14,266
Loss on disposal of property and equipment	191	456	334
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(2,784)	(6,178)	(18,832)
Prepaid expenses and other assets	(1,926)	(4,176)	(2,258)
Deferred costs	243	(69)	(1,565)
Accounts payable	(169)	1,145	315
Accrued expenses and other liabilities	4,826	5,474	11,548
Deferred revenue and advanced billings	6,019	554	2,845
Operating right-of-use liability	—	(3,357)	(5,301)
Deferred rent	2,080	—	—
Net cash provided by (used in) operating activities	24,633	(1,253)	4,518
Cash flows from investing activities
Purchase of property and equipment	(12,419)	(22,215)	(12,273)
Capitalized software development costs	(2,028)	(3,544)	(2,319)
Purchase of marketable securities	(35,236)	(68,361)	—
Proceeds from sales and maturities of marketable securities	18,000	86,467	—
Purchase of other investments	—	—	(230,780)
Proceeds from sales and maturities of other investments	—	—	190,780
Acquisition, net of cash acquired	—	—	(400,493)
Net cash used in investing activities	(31,683)	(7,653)	(455,085)
Cash flows from financing activities
Payments on finance leases	(92)	—	(28)
Payment of costs related to the initial public offering	(285)	—	—
Proceeds from the follow-on public offering, net of underwriting discounts	—	147,391	—
Payment of costs related to the follow-on public offering	—	(757)	—
Proceeds from issuance of convertible senior notes	—	—	400,000
Payment of debt issuance costs	(25)	(167)	(11,990)
Purchase of capped call	—	—	(43,320)
Proceeds from exercises of stock options	11,046	7,357	4,073
Proceeds from exercises of warrants	37	—	—
Value of equity awards withheld for tax liabilities	—	(1,406)	(1,844)
Net cash provided by financing activities	10,681	152,418	346,891

BANDWIDTH INC.
Consolidated Statements of Cash Flows
(In thousands)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(9)	109
Net increase (decrease) in cash, cash equivalents, and restricted cash	3,631	143,503	(103,567)
Cash, cash equivalents, and restricted cash, beginning of period	37,870	41,501	185,004
Cash, cash equivalents, and restricted cash, end of period	$41,501	$185,004	$81,437

Supplemental disclosure of cash flow information
Cash paid for interest	$107	$341	$579
Cash paid (refunded) for taxes	$155	$(178)	$454
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$4,528	$3,105
Property and equipment obtained in exchange for new finance lease liabilities	$—	—	$462

Supplemental disclosure of noncash investing and financing activities
Purchase of property and equipment, accrued but not paid	$1,204	$1,375	$6,043
Value of common stock issued in acquisition	$—	$—	$106,379
Acquisition holdback	$—	$—	$8,595
Equity awards withheld for tax liabilities, accrued but not paid	$—	$177	$247
Acquisition of equipment through finance leases	$—	$—	$113
See accompanying notes.

BANDWIDTH INC.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

1. Organization and Description of Business
Bandwidth Inc. (together with its subsidiaries, “Bandwidth” or the “Company”) was founded in July 2000 and incorporated in Delaware on March 29, 2001. The Company’s headquarters are located in Raleigh, North Carolina. The Company is an international cloud-based, software-powered communications platform-as-a-service (“CPaaS”) provider that enables enterprises to create, scale and operate voice or messaging communications services across any mobile application or connected device.
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
On November 2, 2020, Bandwidth completed the acquisition (the “Business Combination” or the “Transaction”) of Voxbone S.A., a private limited liability company registered under the laws of Belgium, pursuant to the Share Purchase Agreement (“SPA”) dated as of October 12, 2020, in which Bandwidth agreed to acquire all of the A Ordinary Shares, B Ordinary Shares and C Ordinary Shares of Voice Topco Limited (“Voice Topco”). Voice Topco directly or indirectly held all of the issued and outstanding shares of Voxbone, S.A., which is the operating subsidiary of Voice Topco. Voice Topco and its subsidiaries are collectively referred to “Voxbone” herein. Upon closing of the Transaction, Bandwidth paid cash consideration in Euros equivalent to $413,005 in US dollars, which included a holdback amount of $8,153 (the “Holdback”), and issued 663,394 Class A common shares at $160.355 per share for the purchase of Voxbone. Bandwidth’s management has concluded that the acquired assets and assumed liabilities of Voxbone, together with acquired processes and employees, represent a business as defined in the Financial Accounting Standards Board's (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations. Accordingly, the Transaction has been accounted for as a Business Combination, with Voxbone as a wholly owned subsidiary of Bandwidth. See Note 3, “Business Combination” to these consolidated financial statements, for additional details.

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

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the amounts reported in these financial statements and accompanying notes. These estimates in the consolidated financial statements include, but are not limited to, allowance for doubtful accounts, reserve for expected credit losses, reserve for sales credits, recoverability of long lived and intangible assets, fair value of acquired intangible assets and goodwill, discount rates used in the valuation of right-of-use assets and lease liabilities, the fair value of the liability and equity components of the Company’s Convertible Notes (as defined herein), estimated period of benefit, valuation allowances on deferred tax assets, certain accrued expenses and contingencies, economic and demographic actuarial assumptions related to pension and other postretirement benefit costs and liabilities, estimated cash flows on asset retirement obligation. Although the Company believes that the estimates it uses are reasonable, due to the inherent uncertainty involved in making these estimates, actual results reported in future periods could differ from those estimates.
Effective January 1, 2020, due to the continued growth in customers and low churn rates, the Company updated its calculation of the estimated period of benefit for nonrefundable upfront fees from 3 to 4 years. For the year ended December 31, 2020 the Company reduced total revenue by approximately $1,632 and reduced cost of revenue by approximately $859, related to the change in the estimated period of benefit.
Effective July 1, 2020, due to significant investment in software during the first half of 2020 and management's expectation that such investment would yield benefit for a longer period of time, the Company updated its estimated useful life for internal-use software development from 3 to 4 years. For the year ended December 31, 2020, the Company reduced cost of revenue by $314 and general and administrative expense by $104.
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
The majority of the Company’s revenue is generated from usage-based fees earned from customers accessing the Company’s communications platform. Access to the Company’s communication platform is considered a series of distinct services, with continuous transfer of control to the customer, comprising one performance obligation and usage-based fees are recognized in revenue in the period the traffic traverses the Company’s network. For the years ended December 31, 2018, 2019 and 2020 the revenue from usage-based fees represented $105,481, $131,626 and $219,817 of CPaaS revenue, respectively, and $32,524, $29,012 and $40,842 of Other revenue, respectively.
Revenue from service fees is recognized on a ratable basis as the service is provided, which is typically one month. For the years ended December 31, 2018, 2019 and 2020 the revenue from service fees represented $55,719, $61,193 and $72,256 of CPaaS revenue, respectively, and $7,174, $5,638 and $4,181 of Other revenue, respectively.
The remaining $3,215, $5,125 and $6,017 of CPaaS revenue for the years ended December 31, 2018, 2019 and 2020 respectively, are generated from other miscellaneous services.
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
Contract Assets and Liabilities
The following table provides information about receivables and contract liabilities from contracts with customers:

	As of December 31,
	2019	2020
Receivables (1)	$30,187	$55,243
Contract liabilities (2)	10,897	12,901
________________________
(1) Included in accounts receivable, net of allowance for doubtful accounts on the consolidated balance sheet.
(2) Included in current portion of deferred revenue and deferred revenue, net of current portion on the consolidated balance sheet.
Deferred revenue is recorded when cash payments are received in advance of future usage on contracts. Revenue is typically recognized in the following month when service is rendered or, in the case of nonrefundable upfront fees, over the estimated period of benefit. Customer refundable payments are recorded as advanced billings. During the year ended December 31, 2020, the Company recognized revenue of $3,599 related to contract liabilities recorded at the beginning of the year. The Company expects to recognize $6,515 in revenue over the next twelve months related to its contract liabilities as of December 31, 2020.
Cost of Revenue
CPaaS cost of revenue consists primarily of fees paid to other network service providers from whom the Company buys services such as minutes of use, phone numbers, messages, porting of customer numbers, and network circuits. Cost of revenue also contains costs related to the support of the network, web services and cloud infrastructure, capacity planning and management, rent for network facilities, software licenses, hardware and software maintenance fees, and network engineering services. Personnel costs (including non-cash stock-based compensation expenses) associated with personnel who are responsible for the delivery of services, operation and maintenance of the communications network, customer support, as well as, third party support agreements, and depreciation and amortization of acquired technology intangibles are also recorded as cost of revenue.
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
General and Administrative
General and administrative expenses consist primarily of personnel costs for support personnel and executives in accounting, finance, legal, information services, human resources and administrative functions. General and administrative expenses also include costs related to product management and reporting, data services, customer billing and collection functions, and other professional services fees, credit card processing fees, rent associated with the Company’s headquarters in Raleigh, North Carolina and its offices worldwide, depreciation and amortization.
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

Restricted Cash
Restricted cash consists primarily of the Holdback remaining to be paid to the Selling Stockholders of Voxbone, employee withholding tax liability and employee benefits contributions not yet remitted. The Company has classified this asset as a short-term asset in order to match the expected period of restriction.
Accounts Receivable and Current Expected Credit Losses
Accounts receivable are stated at realizable value, net of allowances, which includes an allowance for doubtful accounts and a reserve for expected credit losses. The allowance for doubtful accounts is based on management’s assessment of the collectability of its customer accounts. The Company regularly reviews the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, current economic trends, and reasonable and supportable forecasts about the future. Relevant risk characteristics include customer size and historical loss patterns. Management has evaluated the expected credit losses related to trade accounts receivable and determined that allowances of approximately $769 and $1,203 for uncollectible accounts and customer balances that are disputed were required as of December 31, 2019 and December 31, 2020, respectively. Refer to Note 5, “Financial Statement Components” to these consolidated financial statements, for a rollforward of the components of the allowances as of December 31, 2019 and December

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

31, 2020. Refer to the Recently Adopted Accounting Standard section for the adoption of ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses for discussion of financial assets measured at amortized cost, including trade receivables.
The Company includes unbilled receivables in its accounts receivable balance. Generally, these receivables represent services provided to customers, which will be billed in the next billing cycle. All amounts are considered collectible and billable. As of December 31, 2019 and December 31, 2020, unbilled receivables were $16,200 and $27,692, respectively.
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
With regard to customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As of December 31, 2019, no individual customer represented more than 10% of the Company’s accounts receivable, net of allowance for doubtful accounts. As of December 31, 2020, one individual customer represented approximately 11% of the Company’s accounts receivable, net of allowance for doubtful accounts.
For the years ended December 31, 2018, 2019 and 2020, no individual customer represented more than 10% of the Company’s total revenue.
Property and Equipment, net
Property and equipment, net is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of those assets as follows:

Computer hardware and software	1 to 7 years
Internal-use software development costs	4 to 7 years
Furniture and fixtures	2 to 5 years
Leasehold improvements	Shorter of the estimated lease term or 4 to 7 years

Maintenance and repairs are charged to expense as incurred.
Deferred Costs
The Company defers certain direct and incremental upfront costs related to the generation of a revenue stream or obtaining a new customer agreement. These costs include installment fees, activation and other telecommunication fees. The Company capitalizes these costs and amortizes them over the longer of the term of the customer contract or the estimated period of benefit, which is approximately four years.
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
Capitalized costs of platform and other software applications are included in property and equipment. These costs are amortized over the estimated useful life of the software on a straight-line basis over four to seven years. Management evaluates the useful life of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Debt Issuance Costs
The Company incurred debt issuance costs associated with obtaining and entering into credit agreements. These costs customarily include non-refundable structuring fees, commitment fees, up-front fees and syndication expenses. The Company has a policy to defer and amortize these costs based on the effective interest method over the term of the credit agreements.
Goodwill
The Company reviews goodwill and indefinite-lived intangible assets at least annually, as of December 31, for possible impairment. Goodwill and indefinite-lived intangible assets are reviewed for possible impairment at an interim date if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit or indefinite-lived intangible asset below its carrying value. The Company tests goodwill at the reporting unit level and has determined that it has 2-reporting units, CPaaS and Other. All Goodwill is allocated to the CPaaS reporting unit. Management may first evaluate qualitative factors to assess if it is more likely than not that the fair value of a reporting unit is less than its carrying amount and to determine if a two-step impairment test is necessary. Management may choose to proceed directly to the two-step evaluation, bypassing the initial qualitative assessment. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the carrying value exceeds its fair value, then the Company would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The impairment loss would be calculated by comparing the implied fair value of the goodwill to its carrying value. In calculating the implied fair value of goodwill, the fair value of the entity would be allocated to all of the other assets and liabilities based on their fair values. The excess of the fair value of the entity over the amount assigned to other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.
The Company makes assumptions regarding estimated future cash flows, discount rates, long-term growth rates and market values to determine each reporting unit’s and indefinite-lived intangible asset’s estimated fair value. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge. As of December 31, 2019 and 2020, the Company has recorded goodwill of $6,867 and $372,239, respectively. No goodwill impairment charges were recorded for the years ended December 31, 2018, 2019 and 2020.
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
Business Combinations
The Company uses the acquisition method of accounting for business combinations which requires the tangible and intangible assets acquired and liabilities assumed to be recorded at their respective fair market value as

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

of the acquisition date. Goodwill represents the excess of the consideration transferred over the fair value of the net assets acquired. The fair values of the assets acquired and liabilities assumed are determined based upon the Company’s valuation and involves making significant estimates and assumptions based on facts and circumstances that existed as of the acquisition date. The Company uses a measurement period following the acquisition date to gather information that existed as of the acquisition date that is needed to determine the fair value of the assets acquired and liabilities assumed. The measurement period ends once all information is obtained, but no later than one year from the acquisition date.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs totaled $953, $1,528 and $1,617 for the years ended December 31, 2018, 2019 and 2020, respectively, which are included in sales and marketing expenses in the accompanying consolidated statements of operations.
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
The Company has elected to estimate expected forfeitures, and, as such, the Company must also determine a forfeiture rate to calculate the stock-based compensation for awards. Through December 31, 2020, the Company recognized compensation for only the portion of options expected to vest using an estimated forfeiture rate that was derived from historical employee termination behavior. If any of the assumptions used in the Black-Scholes option pricing model change, stock-based compensation for future options may differ materially compared to that associated with previous grants.
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
Historically, the Company issued securities other than common stock that participated in dividends (“Participating Securities”). These Participating Securities included the Series A redeemable convertible preferred stock. On November 9, 2017, the Participating Securities were converted to Class B common stock immediately prior to the IPO.
Foreign currency translation
The Company has foreign operations with non-USD functional currencies. The Euro and British Pound are the functional currencies for the Company’s international operations.
All of the assets and liabilities of these subsidiaries are converted to U.S. dollars at the exchange rate in effect at the balance sheet date, and equity accounts are carried at historical exchange rates. Revenue and expenses are translated at average exchange rates in effect during each reporting period. Income and expense items are translated at average rates for the period. The net effect of foreign currency translation adjustments is included in shareholder's equity as a component of "Accumulated other comprehensive loss" line item in the accompanying consolidated balance sheets.
Foreign currency transaction gains and losses are the result of exchange rate changes during the period of time between the consummation and cash settlement of transactions denominated in currencies other than the functional currency. Foreign currency transaction gains and losses are recognized in current period earnings as incurred.
Foreign exchange gains and losses, which result from the process of remeasuring foreign currency transactions into the appropriate functional currency, are included in other income, net in the Company’s consolidated statements of operations. The Company recorded $0, $9, $32 in related gains during the years ended December 31, 2018, 2019 and 2020.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses approximate fair value as of December 31, 2019 and December 31, 2020 because of

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

the relatively short duration of these instruments. Marketable securities consist of U.S. treasury securities not otherwise classified as cash equivalents. All marketable securities are considered to be available-for-sale and are recorded at their estimated fair values. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive (loss) income.
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
Comprehensive Income (Loss)
The Company has elected to present Comprehensive Income (Loss) and its components as a separate financial statement. Comprehensive income refers to net income and other revenue, expenses, gains and losses that, under generally accepted accounting principles, are recorded as an element of stockholders’ equity but are excluded from the calculation of net income.
Recently Adopted Accounting Standards
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for interim and annual reporting periods beginning after December 15, 2019. As a result of the Company’s prospective adoption of this standard, the Company capitalized implementation costs related to cloud computing arrangements of $572 as of December 31, 2020. See Note 7, “Property and Equipment” to these consolidated financial statements, for additional details.
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
Recent Accounting Pronouncements Not Yet Adopted
In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which is intended to address suggestions received from stakeholders on the Accounting Standards Codification and to make other incremental improvements to GAAP. The FASB's intentions for this update is to clarify the codification or correct unintended application of guidance and is not expected to result in a significant change in practice. Amendments include removal of certain references in concept statements, simplification to wording, and the addition of all disclosure-related guidance in the disclosure sections of the codification. The amendments in this update do not change GAAP and transition guidance is primarily for entities that may have applied guidance being amended in an inconsistent manner. This update is effective for annual periods beginning after December 15, 2020, for public business entities. The Company is evaluating the effect of this update on its financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40), which is intended to address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and enhances information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share (EPS) guidance on the basis of feedback from financial statement users. ASU 2020-06 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is evaluating the effect of adopting this new accounting guidance on its financial statements but does not intend to early adopt.
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

3. Business Combination
Voxbone Acquisition
On November 2, 2020, the Company completed the acquisition of Voxbone for total estimated purchase consideration of approximately $519,384, consisting of cash and 663,394 shares of Bandwidth’s Class A common stock. The total estimated purchase consideration is subject to adjustment upon finalization of the net working capital adjustment. Voxbone is an international enterprise cloud communications leader with European-based communications platform and IP voice network. With a global network and extensive regulatory expertise, Voxbone is a national operator in markets around the world, with coverage across 93% of the world by GDP. The Company acquired Voxbone to accelerate its international strategy by several years, giving the company a footprint in 60+ countries.
The purchase consideration exchanged to consummate the acquisition reflects the fair value of the Company's shares issued and the cash paid to the holders of Voxbone’s equity. The fair value of the shares is based on the final closing price of shares of Bandwidth Class A common stock prior to the effective time of the acquisition, which was $160.355 per share, determined as of October 30, 2020.
Preliminary Purchase Price Allocation
For purposes of accounting for the acquisition, the Company was determined to be the accounting acquirer. The Company applied the acquisition method of accounting with respect to the identifiable assets and liabilities of Voxbone, which have been measured at their estimated fair value as of the date of the business combination. Estimates of the fair value of Voxbone’s assets represent management’s best estimate of assumptions about future events and uncertainties, including significant judgments related to future cash flows, discount rates, competitive trends, margin and revenue growth assumptions, royalty rate, customer attrition rates, market comparables, and others, as applicable. Inputs used were generally obtained from historical data, supplemented by current and anticipated market conditions and growth rates.
The following table summarizes the preliminary allocation of purchase price to the identifiable assets acquired and liabilities assumed by Bandwidth, with the excess of purchase price over the fair value of Voxbone’s net assets recorded as goodwill. Due to the timing and the magnitude of the transaction and the multi-jurisdictional nature of the net assets acquired, initial accounting for the acquisition is not complete, and further measurement period adjustments may occur in fiscal year 2021. The Company has estimated the preliminary fair value of net assets acquired based on information currently available and will continue to adjust those estimates as additional information becomes available, including the refinement of market participant assumptions and finalization of tax returns in the pre-acquisition period. The Company will reflect measurement period adjustments in the period in which the adjustments are determined.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The aggregate purchase consideration has been preliminarily allocated as follows:

Estimated fair value
Purchase Price:
Fair value of cash paid (1)	$413,005
Fair value of Bandwidth common stock issued	106,379
Total purchase consideration	$519,384
________________________
(1) Amount subject to adjustment upon finalization of the net working capital adjustment.

Estimated fair value
Purchase Price Allocation:
Cash	$4,360
Accounts receivable	5,873
Other current assets	3,315
Property and equipment	3,865
Intangible assets	232,600
Other non-current assets	3,418
Total current liabilities	(17,581)
Deferred tax liability	(58,149)
Other non-current liabilities	(4,881)
Net identifiable assets acquired	172,820
Goodwill	346,564
Net assets acquired	$519,384

Identifiable intangible assets
The estimated preliminary fair value and weighted average useful life of the Voxbone identifiable intangible assets are as follows.

	Fair value	Weighted average useful life
		(In years)
Developed technology	$84,100	10
Customer relationships	148,500	15
Preliminary fair value of identifiable intangible assets	$232,600

Developed technology represents certain proprietary technology that Voxbone uses to deliver its services. Preliminary fair values were determined using a relief from royalty methodology, which estimates the cost savings generated by a company based upon the ownership of an asset for which it would otherwise have had to pay royalties or license fees on revenues earned through the use of the asset. The discount rate used was determined at the time of measurement based on an analysis of the implied internal rate of return of the transaction, weighted average cost of capital and weighted average return on assets. The economic useful life was determined based on the technology cycle related to each developed technology, as well as the cash flows over the forecast period.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Customer relationships represent the preliminary fair value of existing relationships with the Voxbone customers. The preliminary fair value of customer relationships was determined using the Multi-Period Excess Earning Method, which involves isolating the net earnings attributable to the asset being measured based on the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. The valuation includes the valuation of the assembled workforce, using the Cost Approach, for purposes of calculating contributory asset charges to be used in the Multi-Period Excess Earning Method valuations. The economic useful life was determined based on historical customer attrition rates.
The Company believes that the amounts of purchased intangible assets recorded represent the preliminary fair values of and approximates the amounts a market participant would pay for these intangible assets as of the acquisition date.
The fair value of accounts receivables acquired is $5,873, with the gross contractual amount being $6,453. The Company expects $580 to be uncollectible.
Goodwill
The excess of the consideration for the acquisition over the preliminary fair value of net assets acquired was recorded as goodwill. The estimated goodwill recognized is attributable primarily to expected synergies and expanded market opportunities from combining the Company’s operations with those of Voxbone. The goodwill created in the acquisition is not expected to be deductible for tax purposes and is subject to revision as the purchase price allocation is completed. Goodwill arising from the acquisition has been allocated to the CPaaS reporting segment.
Transaction Costs
The Company recognized $14,458 of acquisition related costs that were expensed in the current period. These costs consist of mainly fees for financial and legal services, due diligence services, success fees, and net loss on foreign currency exchange directly associated with cash payments in foreign currencies as instructed by SPA of which $12,675 is included in general and administrative expenses and $1,783 is included in other income (expense), net in the consolidated statements of operations.
Results of Voxbone Subsequent to the Acquisition
The operating results of Voxbone have been included in the Company’s consolidated financial statements from the date of acquisition through December 31, 2020. The Company’s consolidated statement of operations for the year ended December 31, 2020 included revenues of $17,541 and a net loss of ($3,112), which includes the effects of purchase accounting adjustments, primarily the amortization of intangible assets.
Unaudited Pro Forma Information
The following unaudited pro forma financial information summarizes the combined results of operations for the Company and Voxbone as if the acquisition had been completed on January 1, 2019. The pro forma results have been prepared for comparative purposes only, and do not necessarily represent what the revenue or results of operations would have been had the acquisition been completed on January 1, 2019. In addition, these results are not intended to be a projection of future operating results and do not reflect synergies that might be achieved.
The unaudited pro forma information includes adjustments for the preliminary purchase price accounting impact (including, but not limited to, amortization for intangible assets, the purchase accounting effect on deferred revenue, transaction costs and related tax impacts) and the alignment of accounting policies. The pro forma results for the period ending December 31, 2020 also include the non-recurring transaction costs totaling $14,458.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

	Year ended December 31,
	2019	2020
	(Unaudited)
Revenue	$297,377	$411,830
Net loss attributable to common stockholders	$(7,737)	$(42,675)

4. Fair Value Measurements
The carrying amounts of cash and cash equivalents, other investments, accounts receivable, accounts payable and accrued expenses approximate fair value as of December 31, 2019 and 2020 because of the relatively short duration of these instruments.
The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period.
The following table summarizes the assets measured at fair value as of December 31, 2019 and December 31, 2020:

	Fair value measurements on a recurring basis December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents:
Money market account	$25,000	$—	$—	$25,000
Time deposits	75,250	—	—	75,250
Total financial assets	$100,250	$—	$—	$100,250

	Fair value measurements on a recurring basis December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents:
Money market account	$57,517	$—	$—	$57,517
Other investments:
Time deposits	40,000	—	—	40,000
Total financial assets	$97,517	$—	$—	$97,517
As of December 31, 2020, the fair value of the Convertible Notes, as further described in Note 9, “Debt”, was approximately $716,250. The fair value was determined based on the closing price for the Convertible Notes on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
As of December 31, 2020, the fair value of the Pension Plan's assets, as further described in Note 14, “Employee Benefit Plan”, was approximately $2,882. The fair value was determined by an independent actuary and is considered as Level 2 in the fair value hierarchy.
The Company monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances,

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

the transfer is reported at the beginning of the reporting period. There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2019 and 2020.
The money market account is included in cash and cash equivalents in the consolidated balance sheets as of December 31, 2019 and December 31, 2020.
During the December 31, 2018, 2019 and 2020 there were $18,000, $69,000 and $0 in maturities of marketable securities, respectively.
There were no sales of marketable securities for the years ended December 31, 2018 and 2020. Proceeds and gross realized gains from sales of marketable securities were $17,467 and $4, respectively for the year ended December 31, 2019. The cost of the securities sold was based on the specific identification method and the gross realized gain is recorded as other income, net, in the consolidated statements of operations.
Interest earned on marketable securities was $77, $6, and $0 for the years ended December 31, 2018, 2019 and 2020 respectively, and is recorded within other income (expense), net in the accompanying consolidated statements of operations.

5. Financial Statement Components
Accounts receivable, net of allowances consist of the following:

	As of December 31,
	2019	2020
Trade accounts receivable	$14,692	$26,504
Unbilled accounts receivable	16,200	27,692
Allowance for doubtful accounts and reserve for expected credit losses	(769)	(1,203)
Other accounts receivable	64	2,250
Total accounts receivable, net	$30,187	$55,243

Components of allowance for doubtful accounts and reserve for expected credit losses are as follows:

	Year ended December 31,
	2019	2020
Allowance for doubtful accounts:
Balance, beginning of period	$(906)	$(769)
Charged to bad debt expense	(1,543)	(1,322)
Deductions (1)	1,680	888
Balance, end of period	$(769)	$(1,203)

________________________
(1) Write off of uncollectible accounts after all collection efforts have been exhausted.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2019	2020
Accrued expense	$12,701	$31,549
Accrued compensation and benefits	8,284	19,534
Accrued sales, use, VAT and telecommunications related taxes	5,439	9,142
Other accrued expenses	904	2,657
Current portion of finance lease	—	183
Total accrued expenses and other current liabilities	$27,328	$63,065

6. Right-of-Use Asset and Lease Liabilities
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new standard, lessees are required to recognize in the balance sheet the right-of-use (“ROU”) assets and lease liabilities that arise from operating leases. As a result of the Company no longer qualifying as an “emerging growth company” based on its public float as of the end of the three months ended June 30, 2019, the ASU was adopted as of December 31, 2019 with an effective date as of the beginning of the Company’s fiscal year, January 1, 2019. The standard was applied to the operating leases that existed on that date using the optional alternative method on a prospective basis. Prior year comparative financial information was recast under the new standard to be presented under ASC 842.
ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company determines if an arrangement is a lease at inception. ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease expense attributable to lease payments is recognized on a straight-line basis over the lease term and is included in cost of sales and selling, general, and administrative expense on our consolidated statement of operations. Finance leases result in the recognition of depreciation expense, which is recognized on a straight-line basis over the expected life of the leased asset, and interest expense, which is recognized following an effective interest rate method. Depreciation expense attributable to finance leases is included in cost of sales on our consolidated statement of operations. The Company presents the operating leases in long-term assets and current and long-term liabilities in the accompanying consolidated balance sheet as of December 31, 2020. Finance leases are reported in property and equipment, net, accrued expenses and other current liabilities, and other liabilities on the Company's consolidated balance sheet.
The Company sub-leases approximately 17,073 square feet of office space to a related party, Republic Wireless, Inc. (“Republic”). Future minimum sub-lease receipts required under the non-cancellable lease are as follows:

As of December 31,
2020
2021	$457
2022	249
$706

As of December 31, 2020, the Company had various leased properties in the United States and the rest of the world, with remaining lease terms of eleven months to 6 years, some of which include options to extend the leases for up to 5 years. None of the options to extend the leases are recognized in operating lease ROU assets or lease

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

liabilities. The Company has one lease with an early-termination option, which it does not expect to exercise.
The components of lease expense recorded in the consolidated statement of operations were as follows:

	Year ended December 31,
	2019	2020
Operating lease cost	$5,548	$5,949
Finance lease cost:
Amortization of assets	—	20
Interest on lease liabilities	—	2
Sublease income (1)	(643)	(384)
Total net lease cost	$4,905	$5,587
________________________
(1) See Note 16, “Related Parties” to these consolidated financial statements, for additional details on sublease income.

During the years ended December 31, 2019 and 2020, short-term operating lease expense were $22 and $199, respectively.

Supplemental balance sheet information related to leases was as follows:

		As of December 31,
Leases	Classification	2019	2020
Assets:
Operating lease assets	Operating right-of-use asset, net (1)	$21,031	$19,491
Finance lease assets	Property and equipment, net (2)	—	464
Total leased assets		$21,031	$19,955

Liabilities:
Current
Operating	Operating lease liability, current	$4,876	$5,515
Finance	Accrued expenses and other current liabilities	—	183
Non-current
Operating	Operating lease liability, net of current portion	19,868	17,202
Finance	Other liabilities	—	282
Total lease liabilities		$24,744	$23,182
________________________
(1) Operating lease assets are recorded net of accumulated amortization of $4,269 and $9,083 as of December 31, 2019 and December 31, 2020, respectively.
(2) Finance lease assets are recorded net of accumulated depreciation of $0 and $28 as of December 31, 2019 and December 31, 2020, respectively.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Supplemental cash flow and other information related to leases was as follows:

	Year ended December 31,
	2019	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,357	$5,301
Financing cash flows from finance leases	—	28
	$3,357	$5,329

Weighted average remaining lease term (in years)
Operating leases	4.35	3.79
Finance leases	—	2.99

Weighted average discount rate
Operating leases	4.98%	4.81%
Finance leases	—%	4.00%

Maturities of operating lease liabilities were as follows:

As of December 31,
2020
2021	$6,408
2022	6,755
2023	6,623
2024	2,701
2025	1,681
Thereafter	751
Total lease payments	24,919
Less: imputed interest	(2,202)
Less: accrued lease incentive	—
Total lease obligations	22,717
Less: current obligations	(5,515)
Long-term lease obligations	$17,202

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Maturities of financing lease liabilities were as follows:

As of December 31,
2020
2021	$195
2022	146
2023	92
2024	55
2025	4
Total lease payments	492
Less: imputed interest	(27)
Total lease obligations	465
Less: current obligations	(183)
Long-term lease obligations	$282
Asset Retirement Obligation
The Company has an obligation to return one of its leased properties to its original leased condition. These cost are accrued at the present value of expected cost to settle the obligation using estimated cash flows. The cash flows are discounted at a current pre-tax rate that reflects the risk specific to the retirement liability. The estimated future cost of restoration is reviewed annually and adjusted as appropriate. As of December 31, 2020, asset retirement obligation was $240 included in other liabilities.

7. Property and Equipment
Property and equipment, net consisted of the following:

	As of December 31,
	2019	2020
Furniture and fixtures	$2,373	$2,341
Computer and office equipment	4,627	4,077
Telecommunications equipment	44,324	60,651
Leasehold improvements	5,263	6,285
Software	2,018	3,901
Internal-use software development	17,952	19,968
Automobile	10	502
Total cost	76,567	97,725
Less—accumulated depreciation	(34,913)	(46,080)
Total property and equipment, net	$41,654	$51,645
The Company capitalizes the costs to design software for internal use related to the development of its platform during the application development stage of the projects. The costs are primarily comprised of salaries and benefits of the projects’ engineers and product development teams. Internally developed software is reported at cost less accumulated amortization. Amortization begins once the project is substantially complete and ready for its intended use. The Company amortizes the asset on a straight-line basis over the useful life, which is estimated to be 4 years. Costs incurred prior to the application development stage, maintenance activities or minor upgrades are expensed in the period incurred. Unamortized software development costs were approximately $5,746 and $5,957 as of December 31, 2019 and 2020, respectively.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The Company capitalized $2,028, $3,612 and $2,319 of software development costs for the years ended December 31, 2018, 2019 and 2020, respectively.
Amortization expense related to capitalized software development costs were $1,482, $2,024, and $1,963 for the years ended December 31, 2018, 2019 and 2020, respectively.
As of December 31, 2020, unamortized implementation costs related to cloud computing arrangements are $572, of which $144 are included in prepaid expenses and other current assets and $429 are included in other long-term assets.
The Company leases automobiles under leases accounted for as finance leases with expiration dates ranging from December 31, 2021 to April 30, 2025. As of December 31, 2020, cost and accumulated depreciation of the assets under finance leases recorded by the Company were $492 and $28, respectively. There were no finance leases as of December 31, 2019.
The Company recognized an impairment of $158, $275, and $227 during the years ended December 31, 2018, 2019 and 2020, respectively, related to capitalized software development costs that provided no future benefit and therefore were impaired. This expense is reflected within cost of revenue in the accompanying consolidated statements of operations.
The Company recognized depreciation expense, which includes amortization of capitalized software development costs, as follows:

	Year ended December 31,
	2018	2019	2020
Cost of revenue	$4,490	$6,583	$9,536
Research and development	161	268	670
Sales and marketing	51	112	120
General and administrative	568	2,055	2,811
Total depreciation expense	$5,270	$9,018	$13,137

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

8. Goodwill and Intangible Assets
Goodwill
The changes in carrying amount of goodwill were as follows:

Total
Balance as of December 31, 2019	$6,867
Goodwill additions related to 2020 acquisition	346,564
Impact of foreign currency translation	18,808
Balance as of December 31, 2020	$372,239
Intangible Assets
Intangible assets, net consisted of the following as of December 31, 2019:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Amortization Period
Dash acquisition and other intangibles:				(Years)
Customer relationships	$10,396	$(4,591)	$5,805	20
Other, definite lived	3,933	(3,933)	—	2 - 7
Licenses, indefinite lived	764	—	764	Indefinite
Total intangible assets, net	$15,093	$(8,524)	$6,569
    Intangible assets, net consisted of the following as of December 31, 2020:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Amortization Period
Dash acquisition and other intangibles:				(Years)
Customer relationships	$10,396	$(5,111)	$5,285	20
Other, definite lived	3,933	(3,933)	—	2 - 7
Licenses, indefinite lived	764	—	764	Indefinite
Total Dash acquistion and other intangible assets	15,093	(9,044)	6,049

Voxbone acquistion:
Customer relationships	156,559	(1,739)	154,820	15
Developed technology	88,664	(1,478)	87,186	10
Total Voxbone acquisition	245,223	(3,217)	242,006

Total intangibles, net	$260,316	$(12,261)	$248,055

Amortization expense for definite lived intangible assets was $554, $520, $3,666 for the years ended December 31, 2018, 2019 and 2020 respectively. The remaining weighted average amortization period for definite lived intangible assets is 13 years.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Future estimated amortization expense for definite lived intangible assets is as follows:

As of December 31,
2020
2021	$19,824
2022	19,824
2023	19,824
2024	19,824
2025	19,824
Thereafter	148,171
$247,291

9. Debt
Revolving Loan
On March 1, 2019, the Company amended and restated its Credit and Security Agreement with KeyBank National Association (“KeyBank”). The agreement is for a $25,000 revolving loan, which includes a swing line of up to $1,000 and limits letters of credit commitments to a maximum of $2,500. The term of the amended and restated Credit and Security Agreement is 3 years and matures on March 1, 2022. Loans under the Credit Agreement will bear interest at the highest of (i) the bank’s prime rate, (ii) the federal funds effective rate plus 0.5 percent, and (iii) the London Interbank Offered Rate plus 1.00 percent. This agreement requires that a specified minimum liquidity amount must be maintained in cash and cash equivalents at all times and that the Company meet a minimum revenue clause on a quarterly basis.
On June 4, 2019, KeyBank and Pacific Western Bank entered into an Assignment and Acceptance Agreement, whereby KeyBank, as the Assignor, sold and assigned $10,000 of the Company's Revolving Credit Commitment to Pacific Western Bank, the Assignee. KeyBank retains $15,000 of the Revolving Credit Commitment.
On February 25, 2020, the Company entered into a waiver agreement with respect to its revolving loan (the “Credit Facility”) with KeyBank National Association and Pacific Western Bank (the “Lenders”), which provided for consent to accommodate the issuance of the Convertible Notes and entry into the Capped Calls (as defined below). The waiver agreement (“Cash Collateral Requirement”) required the Company to covenant with the Lenders to deposit an amount of funds into a controlled account, which restricted the ability to use such funds until the Credit Facility was paid in full or terminated. If the Company had failed to comply with these covenants or to make payments under its indebtedness when due, the Company would have been in default under that indebtedness, which could, in turn, have resulted in that indebtedness becoming immediately payable in full. On April 27, 2020, the First Amendment Agreement to the Credit Security Agreement was executed in which the Lenders consented to remove the cash collateral requirement and to terminate the controlled account.
As of December 31, 2019, unamortized debt issuance costs were $125, of which $70 were in included in prepaid expenses and other current assets and $55 were included in other long-term assets. As of December 31, 2020, the outstanding debt issuance costs are $83, of which $74 are included in prepaid expenses and other current assets and $9 are included in other long-term assets.
As of December 31, 2019 and December 31, 2020, the Company had $0 outstanding on the Credit Facility and was in compliance with all financial and non-financial covenants for all periods presented. The available borrowing capacity under the Credit Facility was $25,000 as of December 31, 2020.
Convertible Senior Notes and Capped Call Transactions

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

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

During the year ended December 31, 2020, the conditional conversion feature of the Notes was triggered as the last reported sale price of the Company's Class A common stock was more than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on or after June 30, 2020 (the last trading day of the calendar quarter), and therefore the Notes were convertible, in whole or in part, at the option of the holders between July 1, 2020 through December 31, 2020. Whether the Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. The Company continues to classify the Notes as a long-term liability in its consolidated balance sheet as of December 31, 2020, based on contractual settlement provisions.
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
In accounting for the issuance of the Convertible Notes, the Company separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $125,152 and was determined by deducting the fair value of the liability component from the par value of the Convertible Notes. The difference represents the debt discount that is amortized to interest expense at an effective interest rate of 6.763% over the term of the Convertible Notes. The carrying amount of the equity component was $57,485 and is recorded in additional paid-in-capital. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, is amortized to interest expense at an annual effective interest rate of 6.907% over the contractual terms of the Convertible Notes.
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
The net carrying amount of the liability component of the Convertible Notes was as follows:

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

As of December 31,
2020
Principal	$400,000
Unamortized discount	(110,546)
Unamortized debt issuance costs	(7,258)
Net carrying amount	$282,196

The net carrying amount of the equity component of the Convertible Notes was as follows:

As of December 31,
2020
Proceeds allocated to the conversion options (debt discount)	$125,152
Issuance costs	(3,742)
Net carrying amount	$121,410

The following table sets forth the interest expense recognized related to the Convertible Notes:

Year ended December 31,
2020
Contractual interest expense	$841
Amortization of debt discount	14,606
Amortization of debt issuance costs	959
Total interest expense related to the Convertible Notes	$16,406

In connection with the offering of the Convertible Notes, the Company entered into privately negotiated capped call transactions with certain counterparties (the “Capped Calls”). The Capped Calls each have an initial strike price of approximately $91.03 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Convertible Notes. The Capped Calls have initial cap prices of $137.40 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 4,394,276 shares of Class A common stock. The Capped Calls are generally intended to reduce or offset the potential dilution to the Class A common stock upon any conversion of the Convertible Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The Capped Calls expire on the earlier of (i) the last day on which any convertible securities remain outstanding and (ii) March 1, 2026, subject to earlier exercise. The Capped Calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including changes in law, insolvency filings, and hedging disruptions. The Capped Call transactions are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost of $43,320 incurred to purchase the Capped Calls was recorded as a reduction to additional paid-in capital in the accompanying consolidated balance sheets.

10. Segment and Geographic Information
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

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

	Year ended December 31,
	2018	2019	2020
CPaaS
Revenue	$164,415	$197,944	$298,090
Cost of revenue	94,296	110,343	160,706
Gross profit	$70,119	$87,601	$137,384
Other
Revenue	$39,698	$34,650	$45,023
Cost of revenue	13,849	14,616	24,546
Gross profit	$25,849	$20,034	$20,477
Consolidated
Revenue	$204,113	$232,594	$343,113
Cost of revenue	108,145	124,959	185,252
Gross profit	$95,968	$107,635	$157,861

The Company's long-lived assets were primarily held in the United States as of December 31, 2019 and December 31, 2020. As of December 31, 2019 and December 31, 2020, long-lived assets held outside of the United States were $2,924 and $11,249, respectively.
The Company generates its revenue primarily in the United States. Revenue by geographic area is detailed in the table below (which is determined based on the customer billing address):

	Year ended December 31,
	2018	2019	2020
CPaaS
United States	$164,135	$192,506	$281,757
International	280	5,438	16,333
Total	$164,415	$197,944	$298,090

Other
United States	$39,432	$33,664	$42,692
International	266	986	2,331
Total	$39,698	$34,650	$45,023

11. Stockholders’ Equity
Preferred Stock
As of December 31, 2019 and December 31, 2020, the Company had authorized 10,000,000 shares of undesignated preferred stock, par value $0.001, of which no shares were issued and outstanding.
Common Stock
As of December 31, 2019 and December 31, 2020, the Company had authorized 100,000,000 shares of Class A common stock, par value $0.001 per share, with one vote per share and 20,000,000 shares of Class B common stock, par value $0.001 per share, with ten votes per share. As of December 31, 2019, 18,584,478 and 4,927,401 shares of Class A common stock and Class B common stock, respectively, were issued and outstanding.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

As of December 31, 2020, 22,413,004 and 2,496,125 shares of Class A common stock and Class B common stock, respectively, were issued and outstanding.
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
Dividends
Any dividends or distributions paid or payable to the holders of shares of Class A common stock and Class B common stock shall be paid pro-rata, on an equal priority. During the years ended December 31, 2018, 2019 and 2020, no dividends were declared.
Dividend payments are subject to a restriction by the Company’s Credit and Security Agreement prohibiting the Company to pay any dividends or any other distribution or payment on account of or in redemption, retirement or purchase of any capital stock through the term of the agreement.
Reserved Shares
The Company had reserved shares of Class A common stock for issuance under stock-based award agreements as follows:

	As of December 31,
	2019	2020
Stock options issued and outstanding	853,399	255,000
Nonvested restricted stock units issued and outstanding	392,351	450,614
Stock-based awards available for grant under the 2017 Plan	1,310,354	2,020,342
	2,556,104	2,725,956

12. Stock Based Compensation
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
2017 Incentive Award Plan
The Company’s 2017 Incentive Award Plan (the “2017 Plan”) became effective on November 9, 2017. The 2017 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, dividend equivalents, restricted stock units, and other stock or cash based awards to employees, consultants and directors of the Company. A total of 1,050,000 shares of the Company’s

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Class A common stock were originally reserved for issuance under the 2017 Plan. These available shares automatically increase each January 1, beginning on January 1, 2018, by 5% of the number of shares of the Company’s Class A common stock outstanding on the final day of the immediately preceding calendar year. On January 1, 2020, the shares available for grant under the 2017 Plan were automatically increased by 929,224 shares for a total of 2,239,578.
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
Stock Options
The following summarizes the stock option activity for the periods presented:

	Number of options outstanding	Weighted- average exercise price (per share)	Weighted- average remaining contract life (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2019	853,399	$8.07	3.41	$47,770
Granted	—	—
Exercised	(593,084)	6.87		54,088
Forfeited or cancelled	(5,315)	10.30
Outstanding as of December 31, 2020	255,000	$10.82	4.42	$36,426

Options vested and exercisable at December 31, 2020	223,883	$9.99	4.11	$32,168
Options vested and expected to vest as of December 31, 2020	254,826	$10.82	4.41	$36,403
Aggregate intrinsic value is computed based on the difference between the option exercise price and the fair value of the Company’s common stock as of December 31, 2020, based on the Company’s Class A common stock price as reported on the NASDAQ Global Select Market.
No options were granted for the year ended December 31, 2020.
The total estimated grant date fair value of options vested was $979, $729, and $416 for the years ended December 31, 2018, 2019 and 2020, respectively.
As of December 31, 2020, total unrecognized compensation cost related to all non-vested stock options was $152, which will be amortized over a weighted-average period of 0.66 years.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Restricted Stock Units
The following summarizes the RSU activity for the periods presented:

	Number of awards outstanding	Weighted-average grant date fair value (per share)
Nonvested RSUs as of December 31, 2019	392,351	$35.22
Granted	234,653	73.86
Vested	(161,067)	44.42
Forfeited or cancelled	(15,323)	49.21
Nonvested RSUs as of December 31, 2020	450,614	$51.58
As of December 31, 2020, total unrecognized compensation cost related to non-vested RSUs was $18,319, which will be amortized over a weighted-average period of 2.72 years.
Stock-Based Compensation Expense
The Company recognized total stock-based compensation expense as follows:

	Year ended December 31,
	2018	2019	2020
Cost of revenue	$114	$211	$208
Research and development	555	1,461	2,118
Sales and marketing	511	1,199	1,525
General and administrative (1)	2,159	3,755	6,030
Total	$3,339	$6,626	$9,881
________________________
(1) On December 21, 2018, the Company reached a separation agreement with an executive. The agreement resulted in a modification of the former employee’s 17,725 non-vested restricted stock units, which accelerated the vesting period, resulting in the recognition of $535 of additional stock compensation expense for the year ended December 31, 2018.

13. Commitments and Contingencies
Operating Leases
The Company leases office space under operating lease agreements that expire over the next 6.00 years. See Note 6, “Right-of-Use Asset and Lease Liabilities” to the consolidated financial statements, for additional details on the Company's operating lease commitments.
Contractual Obligations
On October 25, 2015, the Company entered into an agreement with a telecommunications service provider. The service agreement requires the Company to pay a monthly recurring charge beginning on January 1, 2016 associated with the services received. The service agreement is non-cancellable and contains annual minimum commitments of $1,200, to be fulfilled over five years or for as long as the Company continues to receive services from this vendor. On August 1, 2020, the Company amended the agreement to require annual minimum commitments of $600 and $300 in 2021 and 2022, respectively. In addition, as of December 31, 2020, the Company has $13,378 in other non-cancellable purchase obligations, consisting of primarily network equipment maintenance and software license contracts, of which $8,428 will be fulfilled within one year.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

On May 16, 2020, the Company entered into an indemnity agreement with a development company (the “developer”) relating to predevelopment work for approximately 40 acres of vacant land in Raleigh, North Carolina, currently owned by the State of North Carolina (the “State”), upon which the Company intends to construct its office headquarters. The indemnity agreement requires the Company to reimburse the developer one-half of the predevelopment work expenses plus two-thirds of a near future amount to be incurred, to a maximum of $597, if certain conditions are not satisfied. As of December 31, 2020, the Company expects all of the required conditions to be satisfied.
On June 15, 2020, the Company signed a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with the State regarding the proposed sale to Bandwidth of the approximately 40 acres of vacant land located at the southwest quadrant of Reedy Creek Road and Edwards Mill Road in Raleigh, North Carolina (the “Land”). The consideration for the proposed sale of the Land to Bandwidth is $30,000. As part of the purchase and Sale Agreement, the Company is obligated to provide and improve parking facilities for the use by the State of NC which were previously located on the Land. The Purchase and Sale Agreement is subject to due diligence, approvals and other customary closing conditions.
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

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

14. Employee Benefit Plan
The Company sponsors a U.S. defined contribution 401(k), which allows eligible U.S.-based employees to defer a portion of their compensation. The Company, at its discretion, may make matching contributions. With the acquisition of Voxbone S.A. on November 1, 2020, the Company assumed sponsorship for their U.S. defined contribution 401(k). The Company also assumed sponsorship for a non-U.S. defined contribution plan for which they pay fixed contributions into a separate entity. The Company has no legal or constructive obligations to pay further contributions if the fund does not hold sufficient assets to pay all employees the benefits relating to employee service in the current or prior periods. The contributions are recognized as employee benefit expense when they are due. The Company made matching contributions for the defined contribution plans of $1,117, $1,731, and $2,202 for the years ended December 31, 2018, 2019 and 2020, respectively.
In addition, as a result of the acquisition of Voxbone S.A., the Company assumed sponsorship for their non-U.S. defined benefit pension plans. The liability recognized in the balance sheet in respect to these plans is the present value of the defined benefit obligation at the end of the reporting period less the fair value of the plan assets. The defined benefit obligation is calculated annually by an independent actuary using the Projected Unit Credit Method.
The following table summarizes information for the pension plans:

As of December 31,
2020
Change in benefit obligation:
Benefit obligation at beginning of year	$—
Service cost	75
Interest cost	3
Actuarial loss	15
Taxes, insurance premiums and administrative expenses	(9)
Acquisitions/plan mergers	3,980
Benefit obligation at end of year	$4,064

Change in plan assets:
Fair value of plan assets at beginning of year	$—
Return on plan assets	8
Actuarial loss	2
Employer contribution	57
Acquisitions/plan mergers	2,824
Taxes, insurance premiums and administrative expenses	(9)
Fair value of plan assets at end of year	2,882
Funded status, net liability	$1,182

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The following table presents the balance sheet location of the Company’s pension liability:

As of December 31,
2020
Other liabilities	$1,182
The accumulated benefit obligation for the Company's non-U.S. defined benefit pension plans was $3,450 as of December 31, 2020.
The following table summarizes information for the Company's pension plans with an accumulated benefit obligation in excess of plan assets:

As of December 31,
2020
Projected benefit obligation	$4,064
Accumulated benefit obligation	3,450
Fair value of plan assets	2,882

The Company reports the service cost component of net periodic benefit cost in the same line item as other compensation costs arising from the services rendered by the employee and records the other components of net periodic benefit cost in other expense, net.
Pretax amounts for net periodic benefit cost and other amounts included in other comprehensive income (loss) for the defined benefit pension plans consisted of the following components:

Year ended December 31,
2020
Service cost	$75
Interest cost	3
Return on plan assets	(8)
Net periodic pension cost	70

Changes in plan assets and benefit obligations included in other comprehensive income (loss):
Change in net actuarial loss	17
Total (before tax effect)	17
Total recognized in net periodic benefit cost and included in other comprehensive income (loss)	$87

The Company uses significant judgement to determine the measurement of their non-U.S. defined benefit pension plans’ assets and liabilities. These amounts are calculated by an independent actuary. The present value of the defined benefit obligation depends on a number of factors that are determined on an actuarial basis using a number of assumptions. Any change in these assumptions will impact the present value of the defined benefit obligation.
The Company determines the appropriate discount rate at the end of each year. This is the interest rate that should be used to determine the present value of estimated future cash outflows expected to be required to settle the pension obligations. In determining the appropriate discount rate, the Company considers the interest rates of high-quality corporate bonds that are denominated in the currency in which the benefits will be paid, and that have terms to maturity approximating the terms of the related obligation. The other assumptions for pension obligations are based in part on market conditions.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Significant assumptions used in determining benefit obligations and net periodic benefit cost are as follows:

Year ended December 31,
2020
Defined benefit obligations:
Discount rate	0.50%
Rate of salary increase	4.07%
Inflation	1.60%

Defined benefit cost:
Discount rate	1.50%
Rate of salary increase	4.37%
Rate of return on plan assets	0.50%
Inflation	1.90%

Plan Assets
The Company’s non-U.S. defined benefit plans are insured by a third party. The investments are governed by the insurer, who oversees all investment decisions. The insurance contracts are classified as Level 2 because a portion of the underlying funds are valued using significant other observable inputs. The insurance contracts provide for a guaranteed interest credit and a profit-sharing adjustment based on the actual performance of the underlying investment assets of the insurer. The fair value of the contract is determined by the insurer based on the premiums paid by the Company plus interest credits plus the profit-sharing adjustment less benefit payments.

The major categories of plan assets are as follows:

As of December 31,
2020
Assets held by:
Insurance companies (collective)	$2,853
Insurance companies (individual)	29
Total	$2,882

Expected Cash Flows
The Company expects to contribute $341 to its non-U.S. defined benefit pension plans during 2021.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The following table summarizes projected benefit payments from the Company's pension plans through 2030, including benefits attributable to estimated future service:

As of December 31,
2020
2021	$5
2022	5
2023	5
2024	35
2025	5
2026-2030	37
$92

15. Income Taxes
The following table presents domestic and foreign components of income (loss) before income taxes for the tax years ended December 31, 2018, 2019 and 2020:

	Year Ended December 31,
	2018	2019	2020
United States	$7,053	$(15,229)	$(25,745)
International	—	5	(3,227)
Income (loss) before income taxes	$7,053	$(15,224)	$(28,972)

Benefit (provision) for income taxes from operations consists of the following:

	Year Ended December 31,
	2018	2019	2020
Current:
Federal	$162	$81	$431
State	(125)	132	(87)
Foreign	—	3	(1,083)
Total	37	216	(739)
Deferred:
Federal	8,945	15,205	(9,847)
State	1,888	2,297	(5,176)
Foreign	—	—	757
Total	10,833	17,502	(14,266)
Income tax benefit (provision)	$10,870	$17,718	$(15,005)

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The following table presents a reconciliation of the statutory federal tax rate and the Company's effective tax rate for the years ended December 31, 2018, 2019 and 2020:

	Year Ended December 31,
	2018	2019	2020
Federal Tax Rate	21.0%	21.0%	21.0%
State Tax Rate	6.3	3.1	2.0
Non-deductible expenses	1.7	(1.6)	(9.2)
Research credit	(13.6)	7.2	10.5
Stock-based compensation	(168.0)	88.6	46.8
Change in valuation allowance	—	—	(123.4)
Deferred tax rate change	(0.7)	(0.3)	0.2
Other	(0.8)	(1.6)	0.3
Total	(154.1)%	116.4%	(51.8)%

The following table presents the significant components of the Company’s net deferred tax assets:

	As of December 31,
	2019	2020
Deferred tax assets:
Allowance for doubtful accounts	$97	$134
Accrued liabilities	2,083	3,478
Operating lease liabilities	6,335	4,878
Deferred revenue	1,682	1,702
Stock-based compensation - deferred tax asset	2,109	1,968
OID	—	9,433
Tax credits	3,710	7,270
Net operating losses	30,835	47,385
Other deferred tax assets	90	2,207
Total deferred tax assets	46,941	78,455
Less: valuation allowance	—	(37,771)
Net deferred tax assets	46,941	40,684
Deferred tax liabilities:
Property and equipment	5,793	8,038
Goodwill	855	989
Intangibles	41	60,667
Operating lease assets	5,295	4,092
Debt	—	27,766
Other liability	96	137
Total deferred tax liabilities	12,080	101,689
Net deferred tax asset (liability)	$34,861	$(61,005)

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company primarily considered the historic performance of Bandwidth, the nature of the Company’s deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. Based on an analysis of these factors, the Company determined that in 2020 a valuation allowance against US and UK deferred tax assets was required.
As of December 31, 2020, the Company had approximately $187,385 in US federal net operating loss carryforwards, $5,263 in UK loss carryforwards, and $9,653 in federal tax credits. All US federal net operating loss carryforwards were generated after the enactment of the Tax Cuts and Jobs Act (the “Act”) and as such do not expire, but can only be utilized to offset up to 80% of taxable income in any given year. The federal tax credits start to expire at various dates beginning in 2032.
As of December 31, 2020, the Company had approximately $125,334 in state net operating loss carryforwards. If not utilized, some state net operating loss carryforwards will expire at various dates beginning in 2023.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2019	2020
Unrecognized tax benefits—January 1,	$1,046	$1,398
Gross increases—tax positions in prior period	—	402
Gross decreases—tax positions in prior period	(15)	—
Gross increases—tax positions in current period	367	614
Unrecognized tax benefits—December 31,	$1,398	$2,414

If the $2,414 of unrecognized tax benefit is recognized, it would not impact the effective tax rate.
The Company has not incurred any material tax interest or penalties with respect to income taxes in the years ended December 31, 2019 and 2020.
The Company expects no material changes in the twelve months following December 31, 2020 in its uncertain tax positions.
The Company files U.S. federal income tax returns as well as income tax returns in many U.S. states and foreign jurisdictions. The tax years 2017 - 2019 remain open to examination by the major jurisdictions in which the Company is subject to tax.

16. Related Parties
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
The Company recorded a reduction of rent expense under the Facilities Sharing Agreement of $1,005, $643, and $384 for the years ended December 31, 2018, 2019 and 2020 respectively, which is included in general and administrative expenses in the consolidated statements of operations. No amounts were due to the Company under the Facilities Sharing Agreement as of December 31, 2019 and December 31, 2020.
The Tax Sharing Agreement governs rights and obligations after the Spin-Off regarding income taxes and other taxes, including tax liabilities and benefits, attributes, returns and contests. There were no amounts outstanding or payable under this agreement as of December 31, 2019 and December 31, 2020.
The Master Services Agreement specifies certain wholesale telecommunications services to be provided by the Company. The agreement is cancellable at any time by either party. The Company provided telecommunication services to Republic of $3,884, $2,602, and $2,180 for the years ended December 31, 2018, 2019 and 2020 respectively. The Company recognized such amounts as revenue in the accompanying consolidated statements of operations. As of December 31, 2019 and December 31, 2020, the Company had a receivable of $161 and $170, respectively, under the Master Services Agreement.
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
Subsequent to the expiration of the 180-day IPO blackout window on May 9, 2018, Republic employees that held Bandwidth stock options began exercising their options. Upon exercise, Bandwidth withholds the employee tax amounts due from the proceeds. Bandwidth had collected on behalf of, and remitted withholding tax to, Republic of $9,213, $1,781, and $1,401 for the years ended December 31, 2018, 2019 and 2020 respectively. As of December 31, 2019 and December 31, 2020, the Company had no amounts were due to Republic.
On September 30, 2019, the Company entered into a services agreement with Republic. Pursuant to the terms of the new agreement, Republic receives services performed by the Company’s legal department, effective September 30, 2019. The Company is compensated by Republic for these services based on costs incurred by the Company. The Company received net compensation under this agreement of $31 and $69 for the years ended December 31, 2019 and 2020, respectively, which is included in general and administrative expenses in the consolidated statements of operations. As of December 31, 2019 and December 31, 2020, the Company had a receivable of $10 and $2 under this agreement, respectively.

17. Basic and Diluted Income (Loss) per Common Share
Basic net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potential shares of common stock, including stock options and stock related to unvested restricted stock awards.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The components of basic and diluted (loss) income per share are as follows:

	Year ended December 31,
	2018	2019	2020
Earnings per share
Net income (loss) attributable to common stockholders	$17,923	$2,494	$(43,977)
Net income (loss) per share:
Basic	$0.96	$0.11	$(1.83)
Diluted	$0.85	$0.10	$(1.83)
Weighted Average Number of Common Shares Outstanding
Basic	18,573,067	22,640,461	24,092,574
Dilutive effect of stock options, restricted stock units, and warrants	2,567,315	1,283,316	—
Diluted	21,140,382	23,923,777	24,092,574
There were no common share equivalents with anti-dilutive effects for the years ended December 31, 2018 and 2019. The common share equivalents with anti-dilutive effects excluded from the weighted average shares used to calculate net loss per common share were 1,728,555, which consists of 255,000 stock options, 450,614 nonvested RSUs outstanding and 1,022,941 from convertible debt conversion for the year ended December 31, 2020.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
The Company acquired Voice Topco Limited (“Voxbone”) on November 2, 2020. Management excluded Voxbone from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. Voxbone’s total assets excluded from this assessment were $29 million, representing 3% of the Company’s consolidated total assets as of December 31, 2020, and Voxbone’s total revenue of $18 million represented 5% of the Company’s consolidated revenue for the year ended December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2021 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.

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

Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2021 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2021 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.

Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2021 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2021 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:
1.Financial Statements
See Index to Financial Statements at Item 8 herein.
2.Financial Statement Schedules
Schedules not listed above have been omitted because they are not required, not applicable, or the required information is otherwise included.
3.Exhibits

Exhibit Index

Exhibit number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
2.1	Reorganization Agreement, dated as of November 30, 2016, by and between Bandwidth.com, Inc. and Republic Wireless, Inc.	S-1	333-220945	2.1	10/13/2017
2.2	Share Purchase Agreement, by and between Bandwidth Inc. and Voicebox S.à r.l, Mr Itay Rosenfeld, Mr Stefaan Konings, Mr Dirk Hermans, Mr Gaetan Brichet and Stichting Administratiekantoor Voice, dated October 12, 2020.	8-K	001-38285	2.1	10/13/2020
3.1	Second Amended and Restated Certificate of Incorporation.	Q3 10-Q	001-38285	3.1	12/14/2017
3.2	Second Amended and Restated Bylaws.	Q3 10-Q	001-38285	3.2	12/14/2017
4.1	Investors’ Rights Agreement.	S-1	333-220945	4.2	10/13/2017
4.2	Form of Buy-Sell Agreement.	S-1	333-220945	4.3	10/13/2017
4.3	Description of Registrant’s Securities.				Filed herewith
4.4	Indenture, dated February 28, 2020, between Bandwidth Inc. and Wilmington Trust, National Association	8-K	001-38285	4.1	3/2/2020
4.5	Form of 0.250% Convertible Senior Notes due March 1, 2026 (included as Exhibit A to Exhibit 4.1)	8-K	001-38285	4.2	3/2/2020
10.1	Form of Indemnification Agreement between Bandwidth Inc. and each of its Executive Officers and Directors.	S-1A	333-220945	10.2	10/13/2017
10.2	2010 Equity Compensation Plan and forms of awards thereunder.	S-1	333-220945	10.4	10/13/2017
10.3	Employment Agreement, dated as of January 1, 2015, as amended on March 9, 2017, by and between Bandwidth.com, Inc. and David A. Morken.	S-1	333-220945	10.8	10/13/2017
10.4	Office Lease, by and between Venture Center LLC and Bandwidth.com, Inc., dated January 22, 2013, as amended to date.	S-1	333-220945	10.11	10/13/2017
10.5	Sublease, by and between Allied Telesis Capital Corporation and Bandwidth.com, Inc., dated December 1, 2015.	S-1	333-220945	10.12	10/13/2017
10.6	Facilities Sharing Agreement, by and between Bandwidth.com, Inc. and Republic Wireless, Inc., dated November 30, 2016.	S-1	333-220945	10.13	10/13/2017

10.7	Transition Services Agreement, by and between Bandwidth.com, Inc. and Republic Wireless, Inc., dated November 30, 2016.	S-1	333-220945	10.14	10/13/2017
10.8	Transition Services Agreement, by and between Republic Wireless, Inc. and Bandwidth.com, Inc., dated November 30, 2016.	S-1	333-220945	10.15	10/13/2017
10.9	Tax Sharing Agreement, by and between Bandwidth.com, Inc. and Republic Wireless, Inc., dated November 30, 2016.	S-1	333-220945	10.16	10/13/2017
10.10	Employee Matters Agreement, by and between Bandwidth.com, Inc. and Republic Wireless, Inc., dated November 30, 2016.	S-1	333-220945	10.17	10/13/2017
10.11	Master Services Agreement, by and between Bandwidth.com, Inc. and Republic Wireless, Inc., dated November 30, 2016.	S-1	333-220945	10.18	10/13/2017
10.12	Master Service Agreement, by and between Level 3 Communications, LLC and Bandwidth.com, Inc, dated March 14, 2008, as amended to date.	S-1	333-220945	10.19	10/13/2017
10.13	Form of Conversion Lock-up Agreement between Bandwidth Inc. and the Key Holders.	S-1A	333-220945	10.2	10/30/2017
10.14	2017 Incentive Award Plan, and forms of award agreements thereunder.	S-1A	333-220945	10.21	10/30/2017
10.15	Office Lease, by and between Keystone-Centennial II, LLC and Bandwidth.com, Inc., dated January 12, 2018.	10-K	001-38285	10.22	2/26/2018
10.16	Office Lease, by and between WP Propco III, LLC and Bandwidth Inc., dated January 1, 2019, Venture III amendment.	10-K	001-38285	10.23	2/15/2019
10.17	Office Lease, by and between WP Propco III, LLC and Bandwidth Inc., dated January 1, 2019, Venture I amendment.	10-K	001-38285	10.24	2/15/2019
10.18	Credit and Security Agreement, dated as of November 4, 2016 as amended and restated as of March 1, 2019, among Bandwidth Inc., KeyBank National Association, and KeyBanc Capital Markets Inc.	8-K	001-38285	10.1	3/04/2019
10.19	Employment Agreement, dated April 10, 2019, between the Company and Jeffrey A. Hoffman.	8-K	001-38285	10.1	4/12/2019
10.20	Amended Facilities Sharing Agreement, by and between Bandwidth.com, Inc. and Republic Wireless, Inc., dated May 29, 2019.	8-K	001-38285	10.1	6/3/2019
10.21	Bill of Sale, dated May 29, 2019.	8-K	001-38285	10.2	6/3/2019
10.22	Assignment and Acceptance Agreement, between KeyBank National Association and Pacific Western Bank, dated June 4, 2019.	10-Q	001-38285	10.4	8/2/2019
10.23	Revenue Commitment Schedule, by and between Bandwidth Inc. and Republic Wireless, Inc., dated July 1, 2019.	10-Q	001-38285	10.5	8/2/2019
10.24	Services Agreement, by and between Bandwidth Inc. and Republic Wireless, Inc. dated September 30, 2019.	10-Q	001-38285	10.1	11/7/2019
10.25	Employment Agreement, dated as of December 6, 2019, by and between Bandwidth.com, Inc. and W. Christopher Matton.	10-K	001-38285	10.29	2/21/2020
10.26	Employment Agreement, dated as of December 6, 2019, by and between Bandwidth.com, Inc. and Rebecca Bottorff.	10-K	001-38285	10.30	2/21/2020
10.27	Employment Agreement, dated as of December 6, 2019, by and between Bandwidth.com, Inc. and Noreen Allen.	10-K	001-38285	10.31	2/21/2020
10.28	Confirmation of Base Capped Call Transaction, dated February 25, 2020, between Bandwidth Inc. and Barclays Bank PLC.	8-K	001-38285	10.1	3/2/2020

10.29	Confirmation of Base Capped Call Transaction, dated February 25, 2020, between Bandwidth Inc. and JPMorgan Chase Bank, National Association, New York Branch.	8-K	001-38285	10.2	3/2/2020
10.30	Confirmation of Base Capped Call Transaction, dated February 25, 2020, between Bandwidth Inc. and Bank of Montreal.	8-K	001-38285	10.3	3/2/2020
10.31	Confirmation of Base Capped Call Transaction, dated February 25, 2020, between Bandwidth Inc. and Morgan Stanley & Co. LLC.	8-K	001-38285	10.4	3/2/2020
10.32	Confirmation of Base Capped Call Transaction, dated February 25, 2020, between Bandwidth Inc. and Goldman Sachs & Co. LLC.	8-K	001-38285	10.5	3/2/2020
10.33	Confirmation of Additional Capped Call Transaction, dated February 26, 2020, between Bandwidth Inc. and Barclays Bank PLC.	8-K	001-38285	10.6	3/2/2020
10.34	Confirmation of Additional Capped Call Transaction, dated February 26, 2020, between Bandwidth Inc. and JPMorgan Chase Bank, National Association, New York Branch.	8-K	001-38285	10.7	3/2/2020
10.35	Confirmation of Additional Capped Call Transaction, dated February 26, 2020, between Bandwidth Inc. and Bank of Montreal.	8-K	001-38285	10.8	3/2/2020
10.36	Confirmation of Additional Capped Call Transaction, dated February 26, 2020, between Bandwidth Inc. and Morgan Stanley & Co. LLC.	8-K	001-38285	10.9	3/2/2020
10.37	Confirmation of Additional Capped Call Transaction, dated February 26, 2020, between Bandwidth Inc. and Goldman Sachs & Co. LLC.	8-K	001-38285	10.10	3/2/2020
10.38	First Amendment Agreement to the Credit and Security Agreement, dated as of November 4, 2016, as amended and restated as of March 1, 2019, with KeyBank National Association and Pacific Western Bank, dated April 27, 2020.	8-K	001-38285	10.1	4/30/2020
10.39	Purchase and Sale Agreement with the State of North Carolina, dated June 15, 2020.	8-K	001-38285	10.1	6/17/2020
10.40	Management Warranty Deed, by and between Bandwidth Inc. and Mr Itay Rosenfeld, Mr Stefaan Konings, Mr Dirk Hermans and Mr Gaetan Brichet, dated October 12, 2020.	8-K	001-38285	10.1	10/13/2020
10.41	Registration Rights Agreement, by and between Bandwidth Inc. and Voicebox S.á r.l, dated Octonber 12, 2020.	8-K	001-38285	10.2	10/13/2020
21.1	List of subsidiaries of Bandwidth Inc.				Filed herewith
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.				Filed herewith
31.1	Certificate of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
101.INS	XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.				Filed herewith
101.SCH	XBRL Taxonomy Schema Document.				Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
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

BANDWIDTH INC.

Date:	March 1, 2021	By:	/s/ David A. Morken
David A. Morken
Chief Executive Officer
(Principal Executive Officer)

Date:	March 1, 2021	By:	/s/ Jeffrey A. Hoffman
Jeffrey A. Hoffman
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date:	March 1, 2021	By:	/s/ John C. Murdock
John C. Murdock
Director

Date:	March 1, 2021	By:	/s/ Brian D. Bailey
Brian D. Bailey
Director

Date:	March 1, 2021	By:	/s/ Lukas M. Roush
Lukas M. Roush
Director

Date:	March 1, 2021	By:	/s/ Douglas A. Suriano
Douglas A. Suriano
Director