Form 10-Q
period 2021-03-31
Bandwidth Inc.
filed 2021-05-07
CIK 1514416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of April 30, 2021, 22,879,349 shares of the registrant’s Class A common stock and 2,215,170 shares of registrant’s Class B common stock were outstanding, respectively.

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
•our expectations about the impact of public health epidemics, such as COVID-19 (as defined herein), or natural disasters on the global economy and our business, results of operations and financial condition; and
•risks relating to our indebtedness.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BANDWIDTH INC.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	As of December 31,	As of March 31,
	2020	2021
Assets
Current assets:
Cash and cash equivalents	$72,163	$319,731
Restricted cash	9,274	9,527
Other investments	40,000	10,000
Accounts receivable, net of allowance for doubtful accounts	55,243	51,458
Prepaid expenses and other current assets	14,508	13,386
Deferred costs	2,411	2,572
Total current assets	193,599	406,674
Property and equipment, net	51,645	50,660
Operating right-of-use asset, net	19,491	18,008
Intangible assets, net	248,055	232,804
Deferred costs, non-current	3,604	3,795
Other long-term assets	1,975	2,029
Goodwill	372,239	356,379
Total assets	$890,608	$1,070,349
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,665	$9,360
Accrued expenses and other current liabilities	63,065	55,884
Current portion of deferred revenue	6,515	6,519
Advanced billings	5,429	4,242
Operating lease liability, current	5,515	5,594
Total current liabilities	92,189	81,599
Other liabilities	1,707	1,635
Operating lease liability, net of current portion	17,202	15,609
Deferred revenue, net of current portion	6,386	6,592
Deferred tax liability	61,005	57,328
Convertible senior notes	282,196	464,848
Total liabilities	460,685	627,611
Stockholders’ equity:
Class A and Class B common stock	24	25
Additional paid-in capital	451,463	492,778
Accumulated deficit	(49,505)	(54,821)
Accumulated other comprehensive income	27,941	4,756
Total stockholders’ equity	429,923	442,738
Total liabilities and stockholders’ equity	$890,608	$1,070,349
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31,
	2020	2021

Revenue	$68,518	$113,479
Cost of revenue	36,359	61,328
Gross profit	32,159	52,151
Operating expenses:
Research and development	9,530	13,333
Sales and marketing	9,417	11,992
General and administrative	16,096	26,863
Total operating expenses	35,043	52,188
Operating loss	(2,884)	(37)
Other expense, net	(906)	(5,611)
Loss before income taxes	(3,790)	(5,648)
Income tax benefit	2,732	332
Net loss	$(1,058)	$(5,316)

Net loss per share, basic and diluted	$(0.04)	$(0.21)
Weighted average number of common shares outstanding, basic and diluted	23,563,569	25,015,948
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three months ended March 31,
	2020	2021
Net loss	$(1,058)	$(5,316)
Other comprehensive loss
Foreign currency translation, net of income taxes	(96)	(23,185)
Other comprehensive loss	(96)	(23,185)
Total comprehensive loss	$(1,154)	$(28,501)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Class A voting common stock		Class B voting common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	18,584,478	$19	4,927,401	$5	$275,553	$41	$(5,528)	$270,090
Issuance of debt conversion option	—	—	—	—	104,553	—	—	104,553
Debt conversion option issuance costs, net of tax	—	—	—	—	(3,731)	—	—	(3,731)
Capped call option purchase price	—	—	—	—	(43,320)	—	—	(43,320)
Exercises of vested stock options	32,059	—	—	—	244	—	—	244
Vesting of restricted stock units	103,824	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(14,411)	—	—	—	(1,021)	—	—	(1,021)
Conversion of Class B voting common stock to Class A voting common stock	500,250	—	(500,250)	(1)	—	—	—	(1)
Foreign currency translation	—	—	—	—	—	(96)	—	(96)
Stock based compensation	—	—	—	—	2,499	—	—	2,499
Net loss	—	—	—	—	—	—	(1,058)	(1,058)
Balance at March 31, 2020	19,206,200	19	4,427,151	4	334,777	(55)	(6,586)	328,159
Debt conversion option issuance costs, net of tax	—	—	—	—	(11)	—	—	(11)
Exercises of vested stock options	502,182	1	—	—	3,296	—	—	3,297
Vesting of restricted stock units	21,871	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(2,133)	—	—	—	(272)	—	—	(272)
Conversion of Class B voting common stock to Class A voting common stock	827,597	—	(827,597)	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	(23)	—	(23)
Stock based compensation	—	—	—	—	2,425	—	—	2,425
Net loss	—	—	—	—	—	—	(20,641)	(20,641)
Balance at June 30, 2020	20,555,717	20	3,599,554	4	340,215	(78)	(27,227)	312,934
Exercises of vested stock options	44,848	—	—	—	386	—	—	386
Vesting of restricted stock units	17,948	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(2,002)	—	—	—	(350)	—	—	(350)
Conversion of Class B voting common stock to Class A voting common stock	606,418	1	(606,418)	(1)	—	—	—	—
Foreign currency translation	—	—	—	—	—	139	—	139
Stock based compensation	—	—	—	—	2,382	—	—	2,382
Net loss	—	—	—	—	—	—	(2,352)	(2,352)
Balance at September 30, 2020	21,222,929	21	2,993,136	3	342,633	61	(29,579)	313,139
Exercises of vested stock options	13,995	—	—	—	149	—	—	149
Vesting of restricted stock units	17,424	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(1,749)	—	—	—	(273)	—	—	(273)
Conversion of Class B voting common stock to Class A voting common stock	497,011	—	(497,011)	(1)	—	—	—	(1)
Equity consideration for Voxbone acquisition	663,394	1	—	—	106,379	—	—	106,380

BANDWIDTH INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Class A voting common stock		Class B voting common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Foreign currency translation	—	—	—	—	—	27,880		27,880
Stock based compensation	—	—	—	—	2,575	—	—	2,575
Net loss	—	—	—	—	—	—	(19,926)	(19,926)
Balance at December 31, 2020	22,413,004	22	2,496,125	2	451,463	27,941	(49,505)	429,923
Issuance of debt conversion option	—	—	—	—	66,908	—	—	66,908
Debt conversion option issuance costs, net of tax	—	—	—	—	(2,049)	—	—	(2,049)
Capped call option purchase price	—	—	—	—	(25,500)	—	—	(25,500)
Exercises of vested stock options	57,817	—	—	—	753	—	—	753
Vesting of restricted stock units	141,707	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(19,879)	—	—	—	(3,187)	—	—	(3,187)
Conversion of Class B voting common stock to Class A voting common stock	280,955	1	(280,955)	—	—	—	—	1
Foreign currency translation	—	—	—	—	—	(23,185)	—	(23,185)
Stock based compensation	—	—	—	—	4,390	—	—	4,390
Net loss	—	—	—	—	—	—	(5,316)	(5,316)
Balance at March 31, 2021	22,873,604	$23	2,215,170	$2	$492,778	$4,756	$(54,821)	$442,738
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2020	2021
Cash flows from operating activities
Net loss	$(1,058)	$(5,316)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	3,298	9,043
Right-of-use asset amortization	1,158	1,347
Amortization of debt discount and issuance costs	1,753	5,186
Stock-based compensation	2,499	4,390
Deferred taxes	(2,337)	(1,095)
Loss on disposal of property and equipment	233	201
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(6,899)	3,530
Prepaid expenses and other assets	(991)	925
Deferred costs	(396)	(352)
Accounts payable	304	1,387
Accrued expenses and other liabilities	(4,991)	(6,913)
Deferred revenue and advanced billings	1,105	(953)
Operating right-of-use liability	(1,285)	(1,371)
Net cash (used in) provided by operating activities	(7,607)	10,009
Cash flows from investing activities
Purchase of property and equipment	(3,638)	(6,781)
Capitalized software development costs	(790)	(1,103)
Proceeds from sales and maturities of other investments	—	30,000
Net cash (used in) provided by investing activities	(4,428)	22,116
Cash flows from financing activities
Payments on finance leases	—	(44)
Proceeds from issuance of convertible senior notes	400,000	250,000
Payment of debt issuance costs	(11,048)	(7,000)
Purchase of capped call	(43,320)	(25,500)
Proceeds from exercises of stock options	244	738
Value of equity awards withheld for tax liabilities	(960)	(2,900)
Net cash provided by financing activities	344,916	215,294
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(25)	402
Net increase in cash, cash equivalents, and restricted cash	332,856	247,821
Cash, cash equivalents, and restricted cash, beginning of period	185,004	81,437
Cash, cash equivalents, and restricted cash, end of period	$517,860	$329,258

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$525
Cash refunded for taxes, net	$(229)	$(394)

Supplemental disclosure of noncash investing and financing activities
Purchase of property and equipment, accrued but not paid	$2,595	$1,780
Equity awards withheld for tax liabilities, accrued but not paid	$238	$531
Payment of debt issuance costs, accrued but unpaid	$875	$659
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
On November 2, 2020, the Company acquired all of the A Ordinary Shares, B Ordinary Shares and C Ordinary Shares of Voice Topco through a Share Purchase Agreement. Voice Topco directly or indirectly held all of the issued and outstanding shares of Voxbone S.A., which (with its subsidiaries) was the operating subsidiary of Voice Topco (“Voxbone)”. The transaction was valued at €446 million. As consideration for the Share Purchase, the Company (i) paid the selling stockholders approximately $400 million (or approximately €338 million based on prevailing exchange rates at the close of business on October 9, 2020) at the Closing and (ii) issued to the selling stockholders at the Closing shares of the Company’s Class A common stock, with an aggregate value of approximately €108 million (or approximately $128 million based on prevailing exchange rates at the close of business on October 9, 2020). Due to the timing and magnitude of the transaction and multi-jurisdictional nature of the net assets acquired, initial accounting for the acquisition is not complete, and further measurement adjustments may occur in fiscal year 2021. The Company will reflect measurement period adjustments in the period in which the adjustments are determined.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2021.
The condensed consolidated balance sheet as of December 31, 2020, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures, including certain notes required by GAAP on an annual reporting basis.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2021 or any future period.

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
Cash and Cash Equivalents
The Company classifies all highly liquid investments with original stated maturities of three months or less from the date of purchase as cash equivalents and all highly liquid investments with original stated maturities of greater than three months from the date of purchase as current marketable securities, with the exception of time deposits which are classified as other investments. Cash deposits are primarily in financial institutions in the United States. However, cash for monthly operating costs of international operations are deposited in banks outside the United States. The Company has a policy of making investments only with commercial institutions that have at least an investment grade credit rating. The Company utilizes money market funds as an investment option and only invests in AAA rated funds.

Restricted Cash
Restricted cash consists primarily of the holdback amount remaining to be paid to the selling stockholders of Voxbone, employee withholding tax liability and employee benefits contributions not yet remitted. The Company has classified this asset as a short-term asset in order to match the expected period of restriction.
Accounts Receivable and Current Expected Credit Losses
Accounts receivable are stated at realizable value, net of allowances, which includes an allowance for doubtful accounts and a reserve for expected credit losses. The allowance for doubtful accounts is based on management’s assessment of the collectability of its customer accounts. The Company regularly reviews the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, current economic trends, and reasonable and supportable forecasts about the future. Relevant risk characteristics include customer size and historical loss patterns. Management has evaluated the expected credit losses related to trade accounts receivable and determined that allowances of approximately $1,203 and $1,218 for uncollectible accounts and customer balances that are disputed were required as of December 31, 2020 and March 31, 2021, respectively. Refer to Note 4, “Financial Statement Components” to these condensed consolidated financial statements, for a rollforward of the components of the allowances as of December 31, 2020 and March 31, 2021.
The Company includes unbilled receivables in its accounts receivable balance. Generally, these receivables represent services provided to customers, which will be billed in the next billing cycle. All amounts are considered

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

collectible and billable. As of December 31, 2020 and March 31, 2021, unbilled receivables were $27,692 and $28,490, respectively.
Concentration of Credit Risk
Financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, other investments and trade accounts receivable. Cash deposits may be in excess of insured limits. The Company believes that the financial institutions that hold its cash deposits are financially sound and, accordingly, minimal credit risk exists with respect to these balances.
With regard to customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As of December 31, 2020, one individual customer represented approximately 11% of the Company’s accounts receivable, net of allowance for doubtful accounts. As of March 31, 2021, one individual customer represented approximately 12% of the Company’s accounts receivable, net of allowance for doubtful accounts.
For the three months ended March 31, 2020 and 2021, no individual customer represented more than 10% of the Company’s total revenue.
Debt Issuance Costs
The Company incurs debt issuance costs associated with obtaining and entering into credit agreements, including the issuances of convertible notes. These costs customarily include non-refundable structuring fees, commitment fees, up-front fees and syndication expenses. The Company has a policy of deferring and amortizing these costs based on the effective interest method over the term of the credit agreements.
Recently Adopted Accounting Standards
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The Company adopted this standard on a prospective basis, which did not have a material impact on the Company’s financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40), which is intended to address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and enhances information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share (EPS) guidance on the basis of feedback from financial statement users. ASU 2020-06 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is evaluating the effect of adopting this new accounting guidance on its financial statements and earnings per share calculations, but does not intend to early adopt.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

3. Fair Value Measurements
The carrying amounts of cash and cash equivalents, other investments, accounts receivable, accounts payable and accrued expenses approximate fair value as of December 31, 2020 and March 31, 2021 because of the relatively short duration of these instruments.
The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period.
The following table summarizes the assets measured at fair value as of December 31, 2020 and March 31, 2021:

	Fair value measurements on a recurring basis December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents:
Money market account	$57,517	$—	$—	$57,517
Other investments:
Time deposits	40,000	—	—	40,000
Total financial assets	$97,517	$—	$—	$97,517

	Fair value measurements on a recurring basis March 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents:
Money market account	$283,504	$—	$—	$283,504
Time deposits	15,000	—	—	15,000
Total included in cash and cash equivalents	298,504	—	—	298,504
Other investments:
Time deposits	10,000	—	—	10,000
Total financial assets	$308,504	$—	$—	$308,504
As of March 31, 2021, the fair value of the 2026 and 2028 Convertible Notes, as further described in Note 8, “Debt”, was approximately $609,698 and $245,206, respectively. The fair value was determined based on the closing price for the Convertible Notes on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

4. Financial Statement Components
Accounts receivable, net of allowances consist of the following:

	As of December 31,	As of March 31,
	2020	2021
Trade accounts receivable	$26,504	$22,591
Unbilled accounts receivable	27,692	28,490
Allowance for doubtful accounts and reserve for expected credit losses	(1,203)	(1,218)
Other accounts receivable	2,250	1,595
Total accounts receivable, net	$55,243	$51,458

Components of allowance for doubtful accounts and reserve for expected credit losses are as follows:

	Three months ended March 31,
	2020	2021
Allowance for doubtful accounts:
Balance, beginning of period	$(769)	$(1,203)
Charged to bad debt expense	(189)	(48)
Deductions (1)	75	10
Impact of foreign currency translation	—	23
Balance, end of period	$(883)	$(1,218)

________________________
(1) Write off of uncollectible accounts after all collection efforts have been exhausted.

Accrued expenses and other current liabilities consisted of the following:

	As of December 31,	As of March 31,
	2020	2021
Accrued expense	$31,549	$32,476
Accrued compensation and benefits	19,534	11,531
Accrued sales, use, VAT and telecommunications related taxes	9,142	9,114
Other accrued expenses	2,657	2,588
Current portion of finance lease	183	175
Total accrued expenses and other current liabilities	$63,065	$55,884

5. Right-of-Use Asset and Lease Liabilities
Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company determines if an arrangement is a lease at inception. ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease expense attributable to lease payments is recognized on a straight-line basis over the lease term and is included in cost of sales and selling, general, and administrative expense on the Company’s condensed consolidated statements of operations. Finance leases result in the recognition of depreciation expense, which is recognized on a straight-line basis over the expected life of the leased asset, and interest expense, which is recognized following an effective interest rate method. Depreciation expense attributable to finance leases is included in cost of sales on the Company’s condensed consolidated statements of operations. The Company presents the operating leases in long-

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

term assets and current and long-term liabilities in the accompanying condensed consolidated balance sheets. Finance leases are reported in property and equipment, net, accrued expenses and other current liabilities, and other liabilities on the Company’s condensed consolidated balance sheets.
The Company sub-leases approximately 17,073 square feet of office space to a related party, Republic Wireless, Inc. (“Republic”). Future minimum sub-lease receipts required under the non-cancellable lease are as follows:

As of March 31,
2021
2021 (remaining)	$345
2022	249
$594
As of March 31, 2021, the Company had various leased properties in the United States and internationally, with remaining lease terms of eight months to 5.75 years, some of which include options to extend the leases for up to 5 years. None of the options to extend the leases are recognized in operating lease ROU assets or lease liabilities. The Company has one lease with an early-termination option, which it does not expect to exercise.
The components of lease expense recorded in the condensed consolidated statement of operations were as follows:

	Three months ended March 31,
	2020	2021
Operating lease cost	$1,461	$1,614
Finance lease cost:
Depreciation of assets	—	47
Sublease income (1)	(96)	(96)
Total net lease cost	$1,365	$1,565
________________________
(1) See Note 15, “Related Parties” to these condensed consolidated financial statements, for additional details on sublease income.

During the three months ended March 31, 2020 and 2021, short-term operating lease expense were $0 and $345, respectively.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Supplemental balance sheet information related to leases was as follows:

		As of December 31,	As of March 31,
Leases	Classification	2020	2021
Assets:
Operating lease assets	Operating right-of-use asset, net (1)	$19,491	$18,008
Finance lease assets	Property and equipment, net (2)	464	428
Total leased assets		$19,955	$18,436

Liabilities:
Current
Operating	Operating lease liability, current	$5,515	$5,594
Finance	Accrued expenses and other current liabilities	183	175
Non-current
Operating	Operating lease liability, net of current portion	17,202	15,609
Finance	Other liabilities	282	258
Total lease liabilities		$23,182	$21,636
________________________
(1) Operating lease assets are recorded net of accumulated amortization of $9,083 and $10,435 as of December 31, 2020 and March 31, 2021, respectively.
(2) Finance lease assets are recorded net of accumulated depreciation of $28 and $74 as of December 31, 2020 and March 31, 2021, respectively.

Supplemental cash flow and other information related to leases was as follows:

	Three months ended March 31,
	2020	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,285	$1,371
Financing cash flows from finance leases	—	44
	$1,285	$1,415

Weighted average remaining lease term (in years)
Operating leases	4.11	3.53
Finance leases	—	2.86

Weighted average discount rate
Operating leases	4.99%	4.81%
Finance leases	—%	4.00%

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Maturities of operating lease liabilities were as follows:

As of March 31,
2021
2021 (remaining)	$4,756
2022	6,736
2023	6,593
2024	2,670
2025	1,648
Thereafter	718
Total lease payments	23,121
Less: imputed interest	(1,918)
Total lease obligations	21,203
Less: current obligations	(5,594)
Long-term lease obligations	$15,609

Maturities of financing lease liabilities were as follows:

As of March 31,
2021
2021 (remaining)	$147
2022	148
2023	97
2024	61
2025	4
Total lease payments	457
Less: imputed interest	(24)
Total lease obligations	433
Less: current obligations	(175)
Long-term lease obligations	$258

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

6. Property and Equipment
Property and equipment, net consisted of the following:

	As of December 31,	As of March 31,
	2020	2021
Furniture and fixtures	$2,341	$2,348
Computer and office equipment	4,077	4,190
Telecommunications equipment	60,651	61,753
Leasehold improvements	6,285	6,280
Software	3,901	4,877
Internal-use software development	19,968	20,884
Automobile	502	512
Total cost	97,725	100,844
Less—accumulated depreciation	(46,080)	(50,184)
Total property and equipment, net	$51,645	$50,660
The Company capitalized $790 and $1,103 of software development costs for the three months ended March 31, 2020 and 2021, respectively.
Amortization expense related to capitalized software development costs were $582 and $420 for the three months ended March 31, 2020 and 2021, respectively. As of March 31, 2021, unamortized implementation costs related to cloud computing arrangements are $533, of which $140 are included in prepaid expenses and other current assets and $393 are included in other long-term assets.
The Company leases automobiles under leases accounted for as finance leases with expiration dates ranging from December 31, 2021 to April 30, 2025. As of March 31, 2021, cost and accumulated depreciation of the assets under finance leases recorded by the Company were $502 and $74, respectively.
The Company recognized depreciation expense, which includes amortization of capitalized software development costs, as follows:

	Three months ended March 31,
	2020	2021
Cost of revenue	$2,334	$3,033
Research and development	115	240
Sales and marketing	29	29
General and administrative	690	874
Total depreciation expense	$3,168	$4,176

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

7. Intangible Assets
Intangible assets, net consisted of the following as of December 31, 2020:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Amortization Period
Dash acquisition and other intangibles:				(Years)
Customer relationships	$10,396	$(5,111)	$5,285	20
Other, definite lived	3,933	(3,933)	—	2 - 7
Licenses, indefinite lived	764	—	764	Indefinite
Total Dash acquistion and other intangible assets	15,093	(9,044)	6,049

Voxbone acquistion:
Customer relationships	156,559	(1,739)	154,820	15
Developed technology	88,664	(1,478)	87,186	10
Total Voxbone acquisition	245,223	(3,217)	242,006

Total intangible assets, net	$260,316	$(12,261)	$248,055
Intangible assets, net consisted of the following as of March 31, 2021:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Amortization Period
Dash acquisition and other intangibles:				(Years)
Customer relationships	$10,396	$(5,241)	$5,155	20
Other, definite lived	3,933	(3,933)	—	2 - 7
Licenses, indefinite lived	764	—	764	Indefinite
Total Dash acquisition and other intangible assets	15,093	(9,174)	5,919

Voxbone acquisition:
Customer relationships	149,764	(4,161)	145,603	15
Developed technology	84,816	(3,534)	81,282	10
Total Voxbone acquisition	234,580	(7,695)	226,885

Total intangibles, net	$249,673	$(16,869)	$232,804

Amortization expense for definite lived intangible assets was $130 and $4,867 for the three months ended March 31, 2020 and 2021, respectively. The remaining weighted average amortization period for definite lived intangible assets is 13 years.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Future estimated amortization expense for definite lived intangible assets is as follows:

As of March 31,
2021
2021 (remaining)	$14,239
2022	18,986
2023	18,986
2024	18,986
2025	18,986
Thereafter	141,857
$232,040

8. Debt
Revolving Loan
On March 10, 2021, the Company entered into a waiver agreement with respect to its revolving loan (the “Credit Facility”) with KeyBank National Association and Pacific Western Bank (the “Lenders”), which provides for consent to accommodate the issuance of the 2028 Convertible Notes and entry into the 2028 Capped Calls (as defined below).
As of December 31, 2020, unamortized debt issuance costs were $83, of which $74 were in included in prepaid expenses and other current assets and $9 were included in other long-term assets. As of March 31, 2021, the outstanding debt issuance costs are $64, which are included in prepaid expenses and other current assets.
As of December 31, 2020 and March 31, 2021, the Company had $0 outstanding on the Credit Facility and was in compliance with all financial and non-financial covenants for all periods presented. The available borrowing capacity under the Credit Facility was $25,000 as of March 31, 2021.
The Convertible Notes, described below, are effectively subordinate to the Company’s existing and future senior secured indebtedness including the Company’s $25,000 Credit Facility, to the extent of the value of the collateral securing that indebtedness. The Convertible notes are the senior, unsecured obligations of the Company and are equal in right of payment with the Company’s existing and future senior unsecured indebtedness, senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the Convertible Notes and the Convertible Notes will be structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and preferred equity, if any, of the Company’s subsidiaries.
Convertible Senior Notes and Capped Call Transactions
2026 Convertible Notes
On February 28, 2020, the Company issued $400,000 aggregate principal amount of 0.25% Convertible Notes due March 1, 2026 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act (the “2026 Convertible Notes,” and together with the 2028 Convertible Notes, the “Convertible

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Notes”). The interest on the 2026 Convertible Notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2020.
The 2026 Convertible Notes may bear special interest under specified circumstances relating to the Company's failure to comply with its reporting obligations under the indenture governing the 2026 Convertible Notes (the “2026 Indenture”) or if the 2026 Convertible Notes are not freely tradeable as required by the 2026 Indenture. The 2026 Convertible Notes will mature on March 1, 2026, unless earlier repurchased, redeemed by the Company, or converted pursuant to their terms. The total net proceeds from the 2026 Convertible Notes, after deducting initial purchaser discounts, costs related to the 2026 Capped Calls, and debt issuance costs, paid by the Company, were approximately $344,722.
Each $1 principal amount of the 2026 Convertible Notes is initially convertible into 10.9857 shares of the Company's Class A common stock, par value $0.001 per share, which is equivalent to an initial conversion price of approximately $91.03 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change, as defined in the 2026 Indenture, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2026 Convertible Notes in connection with such make-whole fundamental change or during the relevant redemption period.
The 2026 Convertible Notes will be redeemable in whole or in part at the Company's option on or after March 6, 2023, but before the 40th scheduled trading day before the maturity date, at a cash redemption price equal to 100% of the principal amount of the 2026 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, if the last reported sale price of the Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including, the trading day immediately before the date the redemption notices were sent; and the trading day immediately before such notices were sent.
Prior to the close of business on the business day immediately preceding September 1, 2025, the 2026 Convertible Notes may be convertible at the option of the holders only under the following circumstances:
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
(2)during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) in which the trading price per $1 principal amount of 2026 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company's Class A common stock on such trading day and the conversion rate on such trading day;
(3)upon the occurrence of certain corporate events or distributions on its Class A common stock; and
(4)if the Company calls such 2026 Convertible Notes for redemption.
On or after September 1, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2026 Convertible Notes may, at their option, convert all or a portion of their 2026 Convertible Notes regardless of the foregoing conditions.
During the three months ended March 31, 2021, the conditional conversion feature of the 2026 Convertible Notes was triggered as the last reported sale price of the Company's Class A common stock was more than or equal

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

to 130% of the conversion price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on or after June 30, 2020 (the last trading day of the calendar quarter), and therefore the 2026 Convertible Notes were convertible, in whole or in part, at the option of the holders between July 1, 2020 through March 31, 2021. Whether the 2026 Convertible Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. The Company continues to classify the 2026 Convertible Notes as a long-term liability in its condensed consolidated balance sheet as of March 31, 2021, based on contractual settlement provisions.
Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Class A common stock, or a combination of cash and shares of Class A common stock, at the Company's election. It is the Company's current intent to settle the principal amount of the 2026 Convertible Notes with cash.
No sinking fund is provided for the 2026 Convertible Notes. Upon the occurrence of a fundamental change (as defined in the 2026 Indenture) prior to the maturity date, holders may require the Company to repurchase all or a portion of the 2026 Convertible Notes for cash at a price equal to the principal amount of the 2026 Convertible Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
In accounting for the issuance of the 2026 Convertible Notes, the Company separated the 2026 Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $125,160 and was determined by deducting the fair value of the liability component from the par value of the 2026 Convertible Notes. The difference represents the debt discount that is amortized to interest expense at an effective interest rate of 6.763% over the term of the 2026 Convertible Notes. The carrying amount of the equity component was $57,491 and is recorded in additional paid-in-capital. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, is amortized to interest expense at an annual effective interest rate of 6.807% over the contractual terms of the 2026 Convertible Notes.
In accounting for the transaction costs related to the 2026 Convertible Notes, the Company allocated the total amount incurred to the liability and equity components of the 2026 Convertible Notes based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component were approximately $8,217, were recorded as an additional debt discount and are amortized to interest expense using the effective interest method over the contractual terms of the 2026 Convertible Notes. Issuance costs attributable to the equity component of $3,742 were netted with the equity component in stockholders’ equity.
2028 Convertible Notes
On March 16, 2021, the Company issued $250,000 aggregate principal amount of 0.50% Convertible Notes due April 1, 2028 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act (the “2028 Convertible Notes”). The interest on the 2028 Convertible Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021.
The 2028 Convertible Notes may bear special interest under specified circumstances relating to the Company's failure to comply with its reporting obligations under the indenture governing the 2028 Convertible Notes (the “2028 Indenture”) or if the 2028 Convertible Notes are not freely tradeable as required by the 2028 Indenture. The 2028 Convertible Notes will mature on April 1, 2028, unless earlier repurchased, redeemed by the Company, or converted pursuant to their terms. The total net proceeds from the 2028 Convertible Notes, after deducting initial purchaser discounts, costs related to the 2028 Capped Calls, and debt issuance costs, paid by the Company, were approximately $216,845.
Each $1 principal amount of the 2028 Convertible Notes is initially convertible into 5.5781 shares of the Company's Class A common stock, par value $0.001 per share, which is equivalent to an initial conversion price of

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

approximately $179.27 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change, as defined in the 2028 Indenture, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2028 Convertible Notes in connection with such make-whole fundamental change or during the relevant redemption period.
The 2028 Convertible Notes will be redeemable in whole or in part at the Company's option on or after April 6, 2025, but before the 40th scheduled trading day before the maturity date, at a cash redemption price equal to 100% of the principal amount of the 2028 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, if the last reported sale price of the Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including, the trading day immediately before the date the redemption notices were sent; and the trading day immediately before such notices were sent.
On or after April 6, 2025 until the close of business on the scheduled trading day immediately preceding the maturity date, the 2028 Convertible Notes may be convertible at the option of the holders only under the following circumstances:
(1)during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price per share of the Company's Class A common stock exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
(2)during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) in which the trading price per $1 principal amount of 2028 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company's Class A common stock on such trading day and the conversion rate on such trading day;
(3)upon the occurrence of certain corporate events or distributions on its Class A common stock; and
(4)if the Company calls such 2028 Convertible Notes for redemption.
On or after October 1, 2027, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2028 Convertible Notes may, at their option, convert all or a portion of their Convertible Notes regardless of the foregoing conditions.
Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Class A common stock, or a combination of cash and shares of Class A common stock, at the Company's election. It is the Company's current intent to settle the principal amount of the 2028 Convertible Notes with cash.
No sinking fund is provided for the 2028 Convertible Notes. Upon the occurrence of a fundamental change (as defined in the 2028 Indenture) prior to the maturity date, holders may require the Company to repurchase all or a portion of the 2028 Convertible Notes for cash at a price equal to the principal amount of the 2028 Convertible Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
In accounting for the issuance of the 2028 Convertible Notes, the Company separated the 2028 Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $66,908 and was determined by

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

deducting the fair value of the liability component from the par value of the 2028 Convertible Notes. The difference represents the debt discount that is amortized to interest expense at an effective interest rate of 5.125% over the term of the 2028 Convertible Notes. The carrying amount of the equity component was $39,359 and is recorded in additional paid-in-capital. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, is amortized to interest expense at an annual effective interest rate of 4.966% over the contractual terms of the 2028 Convertible Notes.
In accounting for the transaction costs related to the 2028 Convertible Notes, the Company allocated the total amount incurred to the liability and equity components of the 2028 Convertible Notes based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component were approximately $5,607, were recorded as an additional debt discount and are amortized to interest expense using the effective interest method over the contractual terms of the 2028 Convertible Notes. Issuance costs attributable to the equity component of $2,049 were netted with the equity component in stockholders’ equity.
The net carrying amount of the liability components of the 2026 and 2028 Convertible Notes were as follows:

	As of December 31,	As of March 31,
	2020	2021
2026 Convertible Notes:
Principal	$400,000	$400,000
Unamortized discount	(110,546)	(106,036)
Unamortized debt issuance costs	(7,258)	(6,962)
2026 Convertible Notes net carrying amount	282,196	287,002

2028 Convertible Notes:
Principal	—	250,000
Unamortized discount	—	(66,575)
Unamortized debt issuance costs	—	(5,579)
2028 Convertible Notes net carrying amount	—	177,846
Total net carrying amount	$282,196	$464,848

The net carrying amount of the equity components of the 2026 and 2028 Convertible Notes were as follows:

	As of December 31,	As of March 31,
	2020	2021
2026 Convertible Notes:
Proceeds allocated to the conversion options (debt discount)	$125,152	$125,152
Issuance costs	(3,742)	(3,742)
2026 Convertible Notes net carrying amount	121,410	121,410

2028 Convertible Notes:
Proceeds allocated to the conversion options (debt discount)	—	66,908
Issuance costs	—	(2,049)
2028 Convertible Notes net carrying amount	—	64,859
Total net carrying amount	$121,410	$186,269

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The following table sets forth the interest expense recognized related to the 2026 and 2028 Convertible Notes:

	Three months ended March 31,
	2020	2021
2026 Convertible Notes:
Contractual interest expense	$96	$250
Amortization of debt discount	1,629	4,510
Amortization of debt issuance costs	106	296
Total interest expense related to the 2026 Convertible Notes	1,831	5,056

2028 Convertible Notes:
Contractual interest expense	—	52
Amortization of debt discount	—	333
Amortization of debt issuance costs	—	28
Total interest expense related to the 2028 Convertible Notes	—	413
Total interest expense	$1,831	$5,469

In connection with the offering of the 2026 and the 2028 Convertible Notes, the Company entered into privately negotiated capped call transactions with certain counterparties (the “2026 Capped Calls” and the “2028 Capped Calls,” respectively, and collectively, the “Capped Calls”). The 2026 Capped Calls and the 2028 Capped Calls each have an initial strike price of approximately $91.03 and $179.27 per share, respectively, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 and the 2028 Convertible Notes. The 2026 Capped Calls and the 2028 Capped Calls have initial cap prices of $137.40 and $260.76 per share subject to certain adjustments, respectively. The 2026 Capped Calls and the 2028 Capped Calls cover, subject to anti-dilution adjustments, approximately 4,394,276 and 1,917,472 shares of Class A common stock for the 2026 Convertible Notes and 2028 Convertible Notes, respectively. The Capped Calls are generally intended to reduce or offset the potential dilution to the Class A common stock upon any conversion of the 2026 Convertible Notes and 2028 Convertible Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The Capped Calls expire on the earlier of (i) the last day on which any convertible securities remain outstanding and (ii) March 1, 2026 for the 2026 Capped Calls and April 1, 2028 for the 2028 Capped Calls, subject to earlier exercise. The Capped Calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including changes in law, insolvency filings, and hedging disruptions. The Capped Call transactions are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost of $43,320 and $25,500 incurred to purchase the 2026 Capped Calls and the 2028 Capped Calls, respectively, was recorded as a reduction to additional paid-in capital in the accompanying condensed consolidated balance sheets.

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

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

	Three months ended March 31,
	2020	2021
CPaaS
Revenue	$59,121	$100,146
Cost of revenue	31,892	53,681
Gross profit	$27,229	$46,465
Other
Revenue	$9,397	$13,333
Cost of revenue	4,467	7,647
Gross profit	$4,930	$5,686
Consolidated
Revenue	$68,518	$113,479
Cost of revenue	36,359	61,328
Gross profit	$32,159	$52,151

The Company’s long-lived assets were primarily held in the United States as of December 31, 2020 and March 31, 2021. As of December 31, 2020 and March 31, 2021, long-lived assets held outside of the United States were $11,249 and $10,537, respectively.
The Company generates its revenue primarily in the United States. Revenue by geographic area is detailed in the table below (which is determined based on the customer billing address):

	Three months ended March 31,
	2020	2021
CPaaS
United States	$57,398	$88,862
International	1,723	11,284
Total	$59,121	$100,146

Other
United States	$9,125	$11,936
International	272	1,397
Total	$9,397	$13,333

10. Stockholders’ Equity
Preferred Stock
As of December 31, 2020 and March 31, 2021, the Company had authorized 10,000,000 shares of undesignated preferred stock, par value $0.001, of which no shares were issued and outstanding.
Common Stock
As of December 31, 2020 and March 31, 2021, the Company had authorized 100,000,000 shares of Class A common stock, par value $0.001 per share, with one vote per share and 20,000,000 shares of Class B common stock, par value $0.001 per share, with ten votes per share. As of December 31, 2020, 22,413,004 and 2,496,125 shares of Class A common stock and Class B common stock, respectively, were issued and outstanding. As of

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

March 31, 2021, 22,873,604 and 2,215,170 shares of Class A common stock and Class B common stock, respectively, were issued and outstanding.
Shares of Class B common stock are convertible into shares of Class A common stock upon the stockholder’s voluntary written notice to the Company’s transfer agent or a transfer by the stockholder, subject to limited exceptions for transfers for estate planning purposes.
Reserved Shares
The Company had reserved shares of Class A common stock for issuance under stock-based award agreements as follows:

	As of December 31,	As of March 31,
	2020	2021
Stock options issued and outstanding	255,000	196,433
Nonvested restricted stock units issued and outstanding	450,614	405,875
Stock-based awards available for grant under the 2017 Plan	2,020,342	3,044,024
	2,725,956	3,646,332

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
2017 Incentive Award Plan
The Company’s 2017 Incentive Award Plan (the “2017 Plan”) became effective on November 9, 2017. The 2017 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, dividend equivalents, restricted stock units, and other stock or cash based awards to employees, consultants and directors of the Company. A total of 1,050,000 shares of the Company’s Class A common stock were originally reserved for issuance under the 2017 Plan. These available shares automatically increase each January 1, beginning on January 1, 2018, by 5% of the number of shares of the Company’s Class A common stock outstanding on the final day of the immediately preceding calendar year. On January 1, 2021, the shares available for grant under the 2017 Plan were automatically increased by 1,120,650 shares.
The terms of the stock option grants are determined by the Company’s Board of Directors. The Company’s stock options vest based on terms of the stock option agreements, which is generally over four years. The stock options have a contractual life of ten years.
Restricted stock units (“RSUs”) granted under the 2017 Plan are generally subject to a time-based vesting condition. The compensation expense related to these awards is based on the grant date fair value of the RSUs and is recognized on a ratable basis over the applicable service period. The Company granted RSUs to its non-employee members of the Board of Directors, some of which vested immediately while others vest 25% as of each calendar quarter immediately following the grant date. Certain RSUs awarded to executives vest over four years with 50% vesting in the first year in 12.5% increments on each calendar quarter immediately following the grant date and the remaining 50% earned over years two, three and four. Other RSUs awarded to executives and employees generally are earned over a service period of four years.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Stock Options
The following summarizes the stock option activity for the periods presented:

	Number of options outstanding	Weighted- average exercise price (per share)	Weighted- average remaining contract life (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2020	255,000	$10.82	4.42	$36,426
Granted	—	—
Exercised	(57,817)	13.02		7,697
Forfeited or cancelled	(750)	9.57
Outstanding as of March 31, 2021	196,433	$10.18	4.18	$22,897

Options vested and exercisable at March 31, 2021	170,100	$8.95	3.83	$20,035
Options vested and expected to vest as of March 31, 2021	195,810	$10.16	4.18	$22,828
Aggregate intrinsic value is computed based on the difference between the option exercise price and the fair value of the Company’s common stock as of March 31, 2021, based on the Company’s Class A common stock price as reported on the NASDAQ Global Select Market.
No options were granted for the three months ended March 31, 2020 and 2021.
The total estimated grant date fair value of options vested was $46, and $21 for the three months ended March 31, 2020 and 2021, respectively.
As of March 31, 2021, total unrecognized compensation cost related to all non-vested stock options was $93, which will be amortized over a weighted-average period of 0.43 years.
Restricted Stock Units
The following summarizes the RSU activity for the periods presented:

	Number of awards outstanding	Weighted-average grant date fair value (per share)
Nonvested RSUs as of December 31, 2020	450,614	$51.58
Granted	113,664	153.90
Vested	(141,707)	48.45
Forfeited or cancelled	(16,696)	63.36
Nonvested RSUs as of March 31, 2021	405,875	$82.33
As of March 31, 2021, total unrecognized compensation cost related to non-vested RSUs was $31,023, which will be amortized over a weighted-average period of 3.10 years.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Stock-Based Compensation Expense
The Company recognized total stock-based compensation expense as follows:

	Three months ended March 31,
	2020	2021
Cost of revenue	$175	$72
Research and development	453	768
Sales and marketing	395	614
General and administrative	1,476	2,936
Total	$2,499	$4,390

12. Commitments and Contingencies
Operating Leases
The Company leases office space under operating lease agreements that expire over the next 5.75 years. See Note 5, “Right-of-Use Asset and Lease Liabilities” to the condensed consolidated financial statements, for additional details on the Company's operating lease commitments.
Contractual Obligations
On October 25, 2015, the Company entered into an agreement with a telecommunications service provider. The service agreement requires the Company to pay a monthly recurring charge associated with the services received. The service agreement is non-cancellable and contains annual minimum commitments. On August 1, 2020, the Company amended the agreement to require annual minimum commitments of $600 and $300 in 2021 and 2022, respectively. In addition, as of March 31, 2021, the Company has $14,386 in other non-cancellable purchase obligations, consisting of primarily network equipment maintenance and software license contracts, of which $8,519 will be fulfilled within one year.
On May 16, 2020, the Company entered into an indemnity agreement with a development company (the “developer”) relating to predevelopment work for approximately 40 acres of vacant land in Raleigh, North Carolina, currently owned by the State of North Carolina (the “State”), upon which the Company intends to construct its office headquarters. The indemnity agreement requires the Company to reimburse the developer one-half of the predevelopment work expenses plus two-thirds of a near future amount to be incurred, to a maximum of $597, if certain conditions are not satisfied. As of March 31, 2021, all of the required conditions were satisfied.
On June 15, 2020, the Company signed a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with the State regarding the proposed sale to Bandwidth of the approximately 40 acres of vacant land located at the southwest quadrant of Reedy Creek Road and Edwards Mill Road in Raleigh, North Carolina (the “Land”). The consideration for the proposed sale of the Land to Bandwidth is $30,000. As part of the purchase and Sale Agreement, the Company is obligated to provide and improve parking facilities for the use by the State of North Carolina which were previously located on the Land. The Purchase and Sale Agreement is subject to due diligence, approvals and other customary closing conditions.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Legal Matters
The Company is involved as a defendant in various litigation, including but not limited to lawsuits alleging that the Company failed to bill, collect and remit certain taxes and surcharges associated with the provision of 911 services pursuant to applicable laws in various jurisdictions.
While the results of these legal proceedings cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

13. Employee Benefit Plans
The Company sponsors a U.S. defined contribution 401(k), which allows eligible U.S.-based employees to defer a portion of their compensation. The Company, at its discretion, may make matching contributions. With the acquisition of Voxbone S.A. on November 1, 2020, the Company assumed sponsorship for Voxbone S.A.’s U.S. defined contribution 401(k). In connection with that acquisition, the Company also assumed sponsorship for a non-U.S. defined contribution plan for which they pay fixed contributions into a separate entity. The Company has no legal or constructive obligations to pay further contributions if the fund does not hold sufficient assets to pay all employees the benefits relating to employee service in the current or prior periods. The contributions are recognized as employee benefit expense when they are due. The Company made matching contributions for the defined contribution plans of $634, and $912 for the three months ended March 31, 2020 and 2021, respectively.
In addition, as a result of the acquisition of Voxbone S.A., the Company assumed sponsorship for Voxbone S.A.’s non-U.S. defined benefit pension plans. The liability recognized in the Other liabilities line item of the balance sheet in respect to these plans is the present value of the defined benefit obligation at the end of the reporting period less the fair value of the plan assets. The defined benefit obligation is calculated annually by an independent actuary using the Projected Unit Credit Method.
The Company reports the service cost component of net periodic benefit cost in the same line item as other compensation costs arising from the services rendered by the employee and records the other components of net periodic benefit cost in other expense, net. Net periodic benefit costs for the non-U.S. defined benefit pension plan were $0 and $104 for the three months ended March 31, 2020 and 2021, respectively.
Pretax amounts for net periodic benefit cost and other amounts for the defined benefit pension plans consisted of the following components:

Three months ended March 31,
2021
Service cost	$103
Interest cost	5
Return on plan assets	(4)
Net periodic pension cost	104
Total recognized in net periodic benefit cost	$104

Defined benefit cost:
Expected long-term rate of return on plan assets	0.50%

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
The Company’s effective tax rate was 72.1% and 5.9% for the three months ended March 31, 2020 and 2021, respectively. The change in tax rate is primarily due to the valuation allowance recorded against U.S. deferred tax assets. The Company continues to maintain a valuation allowance for its U.S. federal and state net deferred tax assets.
Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established.
The Company’s effective tax rate for the three months ended March 31, 2021 is lower than the U.S. federal statutory rate of 21.0% primarily due to the valuation allowance recorded against U.S. deferred tax assets.

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
For the three months ended March 31, 2020 and 2021, the Company recorded a reduction of rent expense under the Facilities Sharing Agreement of $96, which is included in general and administrative expenses in the condensed consolidated statements of operations. No amounts were due to the Company under the Facilities Sharing Agreement as of December 31, 2020 and March 31, 2021.
The Tax Sharing Agreement governs rights and obligations after the Spin-Off regarding income taxes and other taxes, including tax liabilities and benefits, attributes, returns and contests. There were no amounts outstanding or payable under this agreement as of December 31, 2020 and March 31, 2021.
The Master Services Agreement specifies certain wholesale telecommunications services to be provided by the Company. The agreement is cancellable at any time by either party. The Company provided telecommunication services to Republic of $533 and $487 for the three months ended March 31, 2020 and 2021, respectively. The Company recognized such amounts as revenue in the accompanying condensed consolidated statements of operations. As of December 31, 2020 and March 31, 2021, the Company had a receivable of $170 and $153, respectively, under the Master Services Agreement.
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
Subsequent to the expiration of the 180-day IPO blackout window on May 9, 2018, Republic employees that held Bandwidth stock options began exercising their options. Upon exercise, Bandwidth withholds the employee tax amounts due from the proceeds. Bandwidth had collected on behalf of, and remitted withholding tax to, Republic of $308 and $344 for the three months ended March 31, 2020 and 2021, respectively. As of December 31, 2020 and March 31, 2021, the Company had no outstanding amounts due to Republic.
On September 30, 2019, the Company entered into a services agreement with Republic. Pursuant to the terms of the new agreement, Republic receives services performed by the Company’s legal department, effective September 30, 2019. The Company is compensated by Republic for these services based on costs incurred by the Company. The Company received net compensation under this agreement of $31 and $6 for the three months ended March 31, 2020 and 2021, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations. As of December 31, 2020 and March 31, 2021, the Company had a receivable of $2 under this agreement.

16. Basic and Diluted Loss per Common Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The Company is in a net loss position for the three months ended March 31, 2020 and 2021 and therefore diluted shares equals basic shares.
The components of basic and diluted loss per share are as follows:

	Three months ended March 31,
	2020	2021
Earnings per share
Net income (loss)	$(1,058)	$(5,316)
Less: net income allocated to participating securities	—	—
Net loss attributable to common stockholders	$(1,058)	$(5,316)
Net loss per share:
Basic	$(0.04)	$(0.21)
Diluted	$(0.04)	$(0.21)
Weighted Average Number of Common Shares Outstanding
Basic	23,563,569	25,015,948
Diluted	23,563,569	25,015,948
The common share equivalents with anti-dilutive effects excluded from the weighted average shares used to calculate net loss per common share for the three months ended March 31, 2020 and 2021 were 1,314,975 and 2,414,442, respectively. For the three months ended March 31, 2020, this consisted of 820,966 stock options and 494,009 nonvested RSUs outstanding. For the three months ended March 31, 2021, this consisted of 196,433 stock options, 405,875 nonvested RSUs outstanding and 1,812,134 from convertible debt conversion.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

17. Subsequent Events
On May 3, 2021, Jeffrey A. Hoffman informed the Company that he has decided to step down as Chief Financial Officer of Bandwidth. Mr. Hoffman’s last day at Bandwidth will be August 31, 2021, and he has offered to work with the Company in an effort to ensure an orderly transition. Mr. Hoffman’s resignation is not due to any disagreement with Bandwidth, its board of directors or management, or any matter relating to the Company’s operations, policies or practices.

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
We are the only CPaaS provider in the industry that owns and operates a nationwide IP voice network in the U.S. In 2020, we acquired Voxbone, a leading European-based communications platform with its own IP voice network assembled by building relationships with local carriers around the globe. Our deep U.S. presence and global platform extending across more than 60 countries serves enterprises in countries representing more than 90% of global gross domestic product. We believe that our current and future customers will benefit from using a unified software platform, network and team to serve people around the world.
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
For the three months ended March 31, 2020 and 2021, total revenue was $68.5 million and $113.5 million, respectively. For the three months ended March 31, 2020 and 2021, CPaaS revenue was $59.1 million and $100.1 million, respectively, representing an increase of 69%. Net loss for the three months ended March 31, 2020 and 2021 was $1.1 million and $5.3 million, respectively. For the three months ended March 31, 2020 and 2021, the number of active CPaaS customer accounts was 1,808 and 2,959, respectively, representing a year over year increase of 64%.
Acquisition of Voxbone
On November 2, 2020, we acquired all of the A Ordinary Shares, B Ordinary Shares and C Ordinary Shares of Voice Topco through a Share Purchase Agreement. Voice Topco directly or indirectly holds all of the issued and

Management’s Discussion and Analysis
outstanding shares of Voxbone S.A., which (with its subsidiaries) is the operating subsidiary of Voice Topco. This acquisition was valued at €446 million. As consideration for the Share Purchase, we (i) paid the Selling Stockholders approximately $400 million (or approximately €338 million based on prevailing exchange rates at the close of business on October 9, 2020) at the Closing and (ii) issued to the selling stockholders at the Closing shares of our Class A common stock, with an aggregate value of approximately €108 million (or approximately $128 million based on prevailing exchange rates at the close of business on October 9, 2020).

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
The circumstances caused by COVID-19 resulted in increased use of our services during the three months ended March 31, 2021 because of more reliance on our offerings to connect people during a time of physical distancing and work from home environments. Increased usage was mostly driven by large enterprise customers that offer unified communications as a service (“UCaaS”) and meeting solutions. We anticipate significant usage of these services and solutions to continue until the effects of COVID-19 abate. We believe that usage of many of these services and solutions will continue after the effects of COVID-19 abate as employees and enterprises utilize work from home arrangements more prevalently. The broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain. As a result of the COVID-19 pandemic, nearly all of our employees in the United States and Europe worked from home during the twelve-months ended March 31, 2021 and we implemented certain travel restrictions, neither of which disrupted our operations. The COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our customers, suppliers and third-party business partners conduct business and, as a result, we may experience disruptions in our operations. As COVID-19 effects abate, we may experience curtailed customer demand that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we may experience impact from enterprises reducing usage of our services or delaying decisions to implement our services. The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See “Item 1A. Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

Key Performance Indicators
We monitor the following key performance indicators (“KPIs”) to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. We believe the following KPIs are useful in evaluating our business:

	Three months ended March 31,
	2020	2021

	(Dollars in thousands)
Number of active CPaaS customers (as of period end)	1,808	2,959
Dollar-based net retention rate	126%	125%
Adjusted EBITDA	$3,099	$13,397
Free cash flow	$(12,035)	$2,125
Number of Active CPaaS Customer Accounts

Management’s Discussion and Analysis
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
For the three months ended March 31, 2020 and 2021, revenue from active CPaaS customer accounts represented approximately 99% of total CPaaS revenue.
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
For the three months ended March 31, 2020 and 2021, we generated 71% and 73% of our CPaaS revenue, respectively, from usage-based fees. We also earn monthly fees from services such as phone number services and 911 access service. For the three months ended March 31, 2020 and 2021, we generated 27% and 25% of our CPaaS revenue, respectively, in each period from monthly per unit fees. The remaining 2% of our CPaaS revenue is generated from other miscellaneous services.

Management’s Discussion and Analysis
The remainder of our revenue is generated by our Other segment. Other revenue is composed of revenue earned from our legacy services and indirect revenue. Other revenue as a percentage of total revenue is expected to continue to decline over time.
We recognize accounts receivable at the time the customer is invoiced. Additionally, we record a receivable and revenue for unbilled revenue if the services have been delivered and are billable in subsequent periods. Unbilled revenue made up 56% and 57% of outstanding accounts receivable, net of allowance for doubtful accounts as of March 31, 2020 and 2021, respectively.
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
Income Taxes
For the three months ended March 31, 2020 and 2021, our effective tax rate was 72.1% and 5.9%, respectively. The decrease in our effective tax rate is primarily due to the change in judgment related to the realizability of certain deferred tax assets and the resulting valuation allowance.
Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of March 31, 2021, the Company continues to maintain a valuation allowance for its U.S. federal and state and U.K. net deferred tax assets.

Management’s Discussion and Analysis
Non-GAAP Financial Measures
We use Non-GAAP gross profit, Non-GAAP gross margin, Non-GAAP net income, Adjusted EBITDA and free cash flow for financial and operational decision making and to evaluate period-to-period differences in our performance. Non-GAAP gross profit, Non-GAAP gross margin, Non-GAAP net income, Adjusted EBITDA and free cash flow are non-GAAP financial measures, which we believe are useful for investors in evaluating our overall financial performance. We believe these measures provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key performance indicators used by management in its financial and operational decision making. See below for a reconciliation of each of the non-GAAP financial measures described below.
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

Management’s Discussion and Analysis
Consolidated

	Three months ended March 31,
	2020	2021

	(In thousands)
Consolidated Gross Profit	$32,159	$52,151
Consolidated Gross Profit Margin %	47%	46%
Depreciation	2,334	3,033
Amortization of acquired intangible assets	—	2,176
Stock-based compensation	175	72
Non-GAAP Gross Profit	$34,668	$57,432
Non-GAAP Gross Margin %	51%	51%
By Segment
CPaaS

	Three months ended March 31,
	2020	2021

	(In thousands)
CPaaS Gross Profit	$27,229	$46,465
CPaaS Gross Profit Margin %	46%	46%
Depreciation	2,334	3,033
Amortization of acquired intangible assets	—	2,176
Stock-based compensation	175	72
Non-GAAP CPaas Gross Profit	$29,738	$51,746
Non-GAAP CPaaS Gross Margin %	50%	52%
Other
There are no Non-GAAP adjustments to gross profit for the Other segment.
Non-GAAP Net Income
We define Non-GAAP net income as net income or loss adjusted for certain items affecting period-to-period comparability. Non-GAAP net income excludes:
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

Management’s Discussion and Analysis
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

	Three months ended March 31,
	2020	2021

	(In thousands)
Net loss	$(1,058)	$(5,316)
Stock-based compensation	2,499	4,390
Amortization of acquired intangibles	130	4,868
Amortization of debt discount and issuance costs for convertible debt	1,735	5,167
Loss on disposal of property and equipment	233	201
Estimated tax effects of adjustments (1)	(1,160)	(1,068)
Valuation allowance (2)	—	61
Income tax benefit of equity compensation	(1,292)	—
Non-GAAP net income	$1,087	$8,303

Net loss per share
Basic	$(0.04)	$(0.21)
Diluted	$(0.04)	$(0.21)

Non-GAAP net income per Non-GAAP share
Basic	$0.05	$0.33
Diluted	$0.04	$0.30

Non-GAAP weighted average number of shares outstanding
Non-GAAP basic shares	23,563,569	25,015,948
Convertible debt conversion	—	1,812,134
Stock options issued and outstanding	735,837	207,541
Nonvested RSUs outstanding	220,802	259,520
Non-GAAP diluted shares	24,520,208	27,295,143
________________________
(1) The Non-GAAP tax-effect is determined using a blended rate of statutory tax rates in the jurisdictions where the Company has tax filings. When the Company has a valuation allowance recorded and no tax benefits will be recognized, the rate in that jurisdiction is considered to be zero. The rate was 25.2% and 7.3% for the three months ended March 31, 2020 and 2021, respectively.
(2) The Company recognized a tax expense of $0 and $61 to record a valuation allowance on U.S. deferred tax assets for the three months ended March 31, 2020 and 2021, respectively.

Management’s Discussion and Analysis

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

	Three months ended March 31,
	2020	2021

	(In thousands)
Net loss	$(1,058)	$(5,316)
Income tax benefit (1) (2)	(2,732)	(332)
Interest expense, net	859	5,410
Depreciation	3,168	4,176
Amortization	130	4,868
Stock-based compensation	2,499	4,390
Loss on disposal of property and equipment	233	201
Adjusted EBITDA	$3,099	$13,397
________________________
(1) Includes excess tax benefits associated with the exercise of stock options and vesting of restricted stock units of $1,292 and $0 for the three months ended March 31, 2020 and 2021, respectively.
(2) Includes $0 and $61 of tax expense to record a valuation allowance on U.S. deferred tax assets for the three months ended March 31, 2020 and 2021, respectively.
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

Management’s Discussion and Analysis

	Three months ended March 31,
	2020	2021

	(In thousands)
Net cash (used in) provided by operating activities	$(7,607)	$10,009
Net cash used in investing in capital assets (1)	(4,428)	(7,884)
Free cash flow	$(12,035)	$2,125
________________________
(1) Represents the acquisition cost of property, equipment and capitalized development costs for software for internal use.

Results of Operations
Consolidated Results of Operations
The following table sets forth the consolidated statements of operations for the periods indicated.

	Three months ended March 31,
	2020	2021

	(In thousands)
Revenue:
CPaaS revenue	$59,121	$100,146
Other revenue	9,397	13,333
Total revenue	68,518	113,479
Cost of revenue:
CPaaS cost of revenue	31,892	53,681
Other cost of revenue	4,467	7,647
Total cost of revenue	36,359	61,328
Gross profit:
CPaaS	27,229	46,465
Other	4,930	5,686
Total gross profit	32,159	52,151
Operating expenses:
Research and development	9,530	13,333
Sales and marketing	9,417	11,992
General and administrative	16,096	26,863
Total operating expenses	35,043	52,188
Operating loss	(2,884)	(37)
Other expense, net
Interest expense, net	(859)	(5,410)
Other expense, net	(47)	—
Total other expense, net	(906)	(5,611)
Loss before income taxes	(3,790)	(5,648)
Income tax benefit	2,732	332
Net loss	$(1,058)	$(5,316)

Management’s Discussion and Analysis
The following table sets forth our results of operations as a percentage of our total revenue for the periods presented. *

	Three months ended March 31,
	2020	2021
Revenue:
CPaaS revenue	86%	88%
Other revenue	14%	12%
Total revenue	100%	100%
Cost of revenue:
CPaaS cost of revenue	47%	47%
Other cost of revenue	7%	7%
Total cost of revenue	54%	54%
Gross profit:
CPaaS	40%	41%
Other	7%	5%
Total gross profit	47%	46%
Operating expenses:
Research and development	14%	12%
Sales and marketing	14%	11%
General and administrative	23%	24%
Total operating expenses	51%	46%
Operating loss	(4)%	—%
Other expense, net
Interest expense, net	(1)%	(5)%
Other expense, net	—%	—%
Total other expense, net	(1)%	(5)%
Loss before income taxes	(6)%	(5)%
Income tax benefit	4%	—%
Net loss	(2)%	(5)%
(*) Columns may not foot due to rounding.

Management’s Discussion and Analysis
Comparison of the three months ended March 31, 2020 and 2021
Revenue

	Three months ended March 31,
	2020	2021	Change

	(Dollars in thousands)
Revenue:
CPaaS revenue	$59,121	$100,146	$41,025	69%
Other revenue	9,397	13,333	3,936	42%
Total revenue	$68,518	$113,479	$44,961	66%
For the three months ended March 31, 2021, total revenue increased by $45.0 million, or 66%, compared to the same period in 2020, and CPaaS revenue increased by $41.0 million, or 69%, compared to the same period in 2020. The increase in CPaaS revenue was primarily attributable to an increase in the usage of all our service offerings, particularly our voice and messaging usage, which accounted for $14.1 million of the increase in CPaaS revenue. Our phone number services and 911-enabled phone number services accounted for $6.1 million of the increase in CPaaS revenue. In 2021, CPaaS revenue was offset by a decrease of $0.3 million from lower usage pricing due to a shift in product mix to products with a lower rate compared to the same period in 2020. In addition, $21.1 million of growth was attributable to the acquisition of Voxbone. The changes in usage and price in 2021 compared to the same period in 2020 were reflected in our dollar-based net retention rate of 125%. In addition, revenue from new CPaaS customers contributed $5.0 million, or 9%, to CPaaS revenue for 2021 compared to $2.6 million, or 6%, in the same period in 2020. The increase in usage was also attributable to a 64% increase in the number of active CPaaS customer accounts, from 1,808 as of March 31, 2020 to 2,959 as of March 31, 2021. As a percentage of total revenue, CPaaS revenue increased from 86% to 88% from 2020 to the same period in 2021.
Other revenue increased by $3.9 million, or 42%, in 2021 due to higher indirect revenue, which increased by $3.3 million primarily due to an increase in messaging surcharges and indirect voice revenue, and $1.0 million due to the acquisition of Voxbone (the “Acquisition”), offset by the expected decline of legacy revenue, which decreased by $0.4 million, compared to the same period in 2020.
Cost of Revenue and Gross Margin

	Three months ended March 31,
	2020	2021	Change

	(Dollars in thousands)
Cost of revenue:
CPaaS cost of revenue	$31,892	$53,680	$21,788	68%
Other cost of revenue	4,467	7,648	3,181	71%
Total cost of revenue	$36,359	$61,328	$24,969	69%
Gross profit	$32,159	$52,151	$19,992	62%
Gross margin:
CPaaS	46%	46%
Other	52%	43%
Total gross margin	47%	46%

Management’s Discussion and Analysis
For the three months ended March 31, 2021, total gross profit increased by $20.0 million, or 62%, compared to the same period in 2020. Total gross margin was 47% and 46% for the three months ended March 31, 2020 and 2021, respectively. For the three months ended March 31, 2021, CPaaS cost of revenue increased by $21.8 million, or 68%, compared to the same period in 2020. CPaaS cost of revenue increased due to an increase in voice usage costs of $10.2 million due to growth in minutes used by customers. Cost of messaging increased by $2.7 million due to growth in messages used by customers, including an increased cost per message. Network costs also increased $6.4 million due to network expansions and amortization expense. Cost of phone numbers and 911 increased by $2.5 million. CPaaS gross margin remained at 46% for the three months ended March 31, 2020 and 2021. Excluding depreciation, amortization and stock-based compensation of $2.5 million for the three months ended March 31, 2020 and $5.3 million for the three months ended March 31, 2021, CPaaS Non-GAAP gross margin was 50% and 52%, respectively, and total Non-GAAP gross margin was 51% for both years.
For the three months ended March 31, 2021, other cost of revenue increased by $3.2 million compared to the same period in 2020, primarily due to a $3.3 million increase in cost of indirect revenue related to messaging surcharges offset by a $0.1 million decrease in costs as a result of the expected churn in legacy services.
Operating Expenses

	Three months ended March 31,
	2020	2021	Change

	(Dollars in thousands)
Research and development	$9,530	$13,333	$3,803	40%
Sales and marketing	9,417	11,992	2,575	27%
General and administrative	16,096	26,863	10,767	67%
Total operating expenses	$35,043	$52,188	$17,145	49%
For the three months ended March 31, 2021, R&D expenses related to the expansion of our product offerings increased by $3.8 million, or 40%, compared to the same period in 2020. This increase was primarily due to increased personnel costs of $3.4 million including the impact of growth in headcount as a result of the Acquisition, and an increase in non-headcount costs of $0.4 million.
For the three months ended March 31, 2021, sales and marketing expenses increased by $2.6 million, or 27%, compared to the same period in 2020, primarily due to an overall increase in sales personnel costs of $2.2 million including the impact of growth in headcount as a result of the Acquisition, and an increase in non-headcount costs of $0.4 million.
For the three months ended March 31, 2021, general and administrative expenses increased by $10.8 million, or 67%, compared to the same period in 2020. This increase was due to higher personnel cost of $5.4 million due to the impact of growth in headcount as a result of the Acquisition, depreciation and amortization costs of $2.7 million, professional costs of $1.7 million, facilities costs of $0.6 million, bank charges and license costs of $0.3 million, and expensed IT charges of $0.1 million, offset by lower other non-headcount costs of $0.1 million.
As a percentage of revenue, total operating expenses for the three months ended March 31, 2020 and 2021 decreased from 51% to 46%, respectively, as revenue growth exceeded corresponding growth in operating expenditures in 2021.
Interest Expense, Net
For the three months ended March 31, 2021, interest expense, net increased by $4.6 million compared to the same period in 2020, due to a $0.8 million increase in interest income from the investment of follow-on equity offering proceeds and a $3.7 million increase in interest expense related to the Convertible Notes. See Note 8, “Debt” to the condensed consolidated financial statements, for additional details.

Management’s Discussion and Analysis
Income Tax Benefit
For the three months ended March 31, 2021, income tax benefit decreased by $2.4 million compared to the same period in 2020. The effective tax rate for the three months ended March 31, 2021 was 5.9% compared to 72.1% in the same period in 2020. The decrease in our effective tax rate is primarily due to the change in judgment related to the realizability of certain deferred tax assets and the resulting valuation allowance.
Liquidity and Capital Resources
To date, our principal sources of liquidity have been the proceeds of $74.4 million from our initial public offering in November 2017, $147.4 million from our follow-on public offering in March 2019, $344.7 million from our issuance of the 2026 Convertible Notes in February 2020 and $216.8 million from our issuance of the 2028 Convertible Notes in March 2021, each net of underwriting discounts and commissions, in addition to free cash flow driven by payments received from customers using our services. We believe that our cash and cash equivalents balances, our short-term investments portfolio, our credit facility and the cash flows generated by our operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our belief may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors.” We may be required to seek additional equity or debt financing in order to meet these future capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.
Statement of Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
	2020	2021

	(In thousands)
Net cash (used in) provided by operating activities	$(7,607)	$10,009
Net cash (used in) provided by investing activities	(4,428)	22,116
Net cash provided by financing activities	344,916	215,294
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(25)	402
Net increase in cash, cash equivalents, and restricted cash	$332,856	$247,821

Cash Flows from Operating Activities
For the three months ended March 31, 2021, cash provided by operating activities was $10.0 million, consisting of net loss of $5.3 million adjusted for non-cash items. These non-cash items included depreciation and amortization expense of $9.0 million, amortization of debt discount and issuance costs of $5.2 million, stock-based compensation expenses of $4.4 million, right-of-use asset amortization of $1.3 million, and loss on disposal of property and equipment of $0.2 million, offset by cash used by changes in operating assets and liabilities of $3.7 million, and deferred tax benefit of $1.1 million. Cash generated in operating assets and liabilities included a decrease in accounts receivable of $3.5 million, an increase in accounts payable of $1.4 million, and a decrease in prepaid expenses and other assets of $0.9 million. Offsetting these cash generating items in assets and liabilities were a decrease in accrued expenses and other liabilities of $6.9 million, a decrease in operating right-of-use liability of $1.4 million, a decrease in deferred revenue and advanced billings of $0.9 million, and an increase of deferred costs of $0.3 million.
For the three months ended March 31, 2020, cash used in operating activities was $7.6 million, consisting of net loss of $1.1 million adjusted for non-cash items. These non-cash items included depreciation and amortization

Management’s Discussion and Analysis
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
Cash Flows from Investing Activities
For the three months ended March 31, 2021, cash provided by investing activities was $22.1 million. Cash provided by investing activities was the proceeds from sales and maturities of other investments of $30.0 million, offset by the purchase of property and equipment of $6.8 million and capitalized internally developed software costs of $1.1 million.
For the three months ended March 31, 2020, cash used in investing activities was $4.4 million from the proceeds from the purchase of property and equipment of $3.6 million and capitalized internally developed software costs of $0.8 million.
Cash Flows from Financing Activities
For the three months ended March 31, 2021, cash provided by financing activities was $215.3 million consisting primarily of $250.0 million in proceeds from the issuance of the 2028 Convertible Notes and $0.7 million in proceeds from the issuance of stock options, partially offset by $25.5 million in the purchase of the 2028 Capped Calls, $7.0 million in payments of debt issuance cost, and $2.9 million in value of equity awards withheld for tax liabilities.
For the three months ended March 31, 2020, cash provided by financing activities was $344.9 million consisting primarily of $400.0 million in proceeds from issuance of the 2026 Convertible Notes and $0.2 million in proceeds from the issuance of stock options, partially offset by $43.3 million in the purchase of the 2026 Capped Calls, $11.0 million in payments of debt issuance costs and $1.0 million in value of equity awards withheld for tax liabilities.
Debt
As of March 31, 2021, we had $0 outstanding under the Credit Facility and were in compliance with all financial and non-financial covenants for all periods presented. The available borrowing capacity under our Credit Facility was $25.0 million as of March 31, 2021.
As of March 31, 2021, the outstanding unamortized loan fees for the Credit Facility were $0.1 million and were included in prepaid expenses and other current assets in our condensed consolidated balance sheets.
On March 16, 2021, we issued $250.0 million aggregate principal amount of the 2028 Convertible Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The interest on the 2028 Convertible Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021.
The 2028 Convertible Notes may bear special interest under specified circumstances relating to our failure to comply with its reporting obligations under the indenture governing the 2028 Convertible Notes (the “2028 Indenture”) or if the 2028 Convertible Notes are not freely tradeable as required by the 2028 Indenture. The 2028 Convertible Notes will mature on April 1, 2028, unless earlier repurchased, redeemed by us, or converted pursuant to their terms. The total net proceeds from the 2028 Convertible Notes, after deducting initial purchaser discounts,

Management’s Discussion and Analysis
costs related to the 2028 Capped Calls, and debt issuance costs, paid or payable by us, were approximately $216.8 million.

Contractual Obligations and Other Commitments
The following table summarizes our non-cancellable contractual obligations as of March 31, 2021:

	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	More than 5 years

	(In thousands)
Operating leases (1)	$20,841	$6,415	$7,041	$6,792	$593
Finance leases (1)	455	187	137	130	1
Convertible Notes (2)	650,000	—	—	400,000	250,000
Purchase obligations (3)	15,136	9,044	4,306	1,783	3
Total	$686,432	$15,646	$11,484	$408,705	$250,597
________________________
(1) Operating and finance leases represent total future minimum rent payments under non-cancellable lease agreements.
(2) See Note 8, “Debt” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for a discussion of our 2026 Convertible Notes and our 2028 Convertible Notes.
(3) Purchase obligations represent total non-cancelable purchase commitments and future minimum payments under contracts to various service providers, excluding agreements that are cancellable without penalty.
Off-Balance Sheet Arrangements
We do not have any holdings in variable interest entities. With the acquisition of Voxbone, we have off-balance sheet agreements for short-term office and automobile leases in the amount of $1,107 and $4, respectively, ending prior to March 31, 2022.

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
There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 1, 2021.

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
Interest Rate Risk
Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents of $319.7 million and other investments of $10.0 million as of March 31, 2021, which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of interest bearing checking accounts, money market accounts and time deposits. Other investments consist of time deposits with original stated maturities of greater than 90 days.
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
Our debt is comprised in part of the Credit Facility, which had no amount outstanding as of March 31, 2021. Loans under the credit agreement governing the Credit Facility will bear interest at the highest of (i) the bank’s prime rate, (ii) the federal funds effective rate plus 0.5 percent, and (iii) the London Interbank Offered Rate plus 1.00 percent. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
In February 2020 and March 2021, we issued $400.0 million and $250 million aggregate principal amount of the 2026 Convertible Notes and the 2028 Convertible Notes, respectively. As the Convertible Notes have a fixed annual interest rate, we have no financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change. Additionally, the fair value can be affected when the market price of our common stock fluctuates. We carry the Convertible Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.
Foreign Currency Risk
The functional currencies of our foreign subsidiaries are the respective local currencies of the jurisdictions in which they operate, which are primarily the Euro and the British Pound. Approximately 11% of our total revenue for the year ended March 31, 2021 was generated outside the United States. The majority of our revenues and operating expenses are denominated in U.S. dollars, and therefore are not currently subject to significant foreign currency risk. Our subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the year. If there is a change in foreign currency exchange rates, the conversion of our foreign subsidiaries’ financial statements into U.S. dollars would result in a realized gain or loss, which is recorded in other expense, net in our condensed consolidated statements of operations. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currencies result in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decrease if the U.S. dollar strengthens against foreign currencies.

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
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On November 30, 2020, we were named as a defendant in a Second Amended Class Action Complaint in a putative class action captioned Diana Mey v. All Access Telecom, Inc., et al. pending in the United States District Court, Northern District of West Virginia relating to the alleged failure to block unsolicited phone calls to the plaintiff and putative class members. We filed a motion to dismiss the action on February 3, 2021. On April 23, 2021, that motion was denied.
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
•We operate internationally, which exposes us to significant risks.
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

•    federal, state and international regulatory conditions, including the maintenance of regulation that protects us from unfair business practices by traditional network service providers or others with greater market power who have relationships with us as both competitors and suppliers; and
•    changes in industry standards, laws, regulations, or regulatory enforcement in the United States and internationally.
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
•    we do not develop new large enterprise customers; or
•    our customers determine to obtain these services from either their own network or from one of our competitors, then we may be unable to increase or maintain our revenue at acceptable margins.
Our business depends on customers increasing their use of our services and any loss of customers or decline in their use of our services could materially and adversely affect our business, results of operations and financial condition.
Our ability to grow and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing customers and to have them increase their usage of our communications platform. If our customers do not increase their use of our services, then our revenue may decline and our results of operations may be harmed. Customers generally are charged based on the usage of our services. Most of our customers do not have long-term contractual financial commitments to us and, therefore, most of our customers may reduce or cease their use of our services at any time without penalty or termination charges. We cannot accurately predict customers’ usage levels and the loss of customers or reductions in their usage levels of our services may each have a negative impact on our business, results of operations and financial condition and may cause our dollar-based net retention rate to decline in the future if our customers are not satisfied with our services. If a significant number of customers cease using, or reduce their usage of, our services, then we may be required to spend significantly more on sales and marketing than we currently plan to spend in order to maintain or increase revenue from customers. Such additional sales and marketing expenditures could adversely affect our business, results of operations and financial condition.
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
•    providing customers with direct access to the information systems included in our communications platform so that they can manage the services they purchase from us, generally through web-based customer portals; and
•    billing for services.
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
From time to time, our customers have complained about our services, such as complaints about our pricing and customer support. If we do not handle customer complaints effectively, then our brand and reputation may suffer, our customers may lose confidence in us and they may reduce or cease their use of our services. In addition, many of our customers post and discuss on social media about products and services, including our services and our communications platform. Our success depends, in part, on our ability to generate positive customer feedback and minimize negative feedback on social media channels where existing and potential customers seek and share information. If actions we take or changes we make to our services or our communications platform upset these customers, then their online commentary could negatively affect our brand and reputation. Complaints or negative publicity about us, our services or our communications platform could materially and adversely affect our ability to attract and retain customers, our business, results of operations and financial condition.
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
We have expanded our international operations, including the deployment of two data centers in Frankfurt and London, the establishment of a limited presence in each of Frankfurt and Madrid primarily for regulatory purposes, and the acquisition of Voxbone as further described below under “—Risks Related to the Acquisition of Voxbone.” As part of our growth strategy, we will continue to evaluate potential opportunities for further international expansion.
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

In addition, we face risks in doing business internationally that could adversely affect our business, including:
•    exposure to political developments in the United Kingdom (“U.K.”), including the January 2020 departure of the U.K. from the European Union (“EU”), which has created an uncertain political and economic environment, instability for businesses and volatility in global financial markets and the value of foreign currencies, all of which could disrupt trade, the sale of our services and the mobility of our employees and contractors between the U.K., EU and other jurisdictions;
•    difficulties in managing and staffing international operations, including difficulties related to the increased operations, travel, infrastructure and legal compliance costs associated with numerous international locations;
•    our ability to effectively price our products in competitive international markets;
•    new and different sources of competition;
•    costs associated with network service providers outside of the United States;
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
•    international trade policies, tariffs and other non-tariff barriers, such as quotas;
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
•    public health epidemics, such as COVID-19, or natural disasters, which could have an adverse impact on our employees, contractors, customers, partners, travel and the global economy; and
•    political or social unrest or economic instability in a specific country or region in which we operate, which could have an adverse impact on our operations in that location.
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
We depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and R&D activities to our marketing and sales efforts and communications with our customers and business partners. Cyber-attacks, including through the use of malware, computer viruses, dedicated denial of services attacks, credential harvesting and other means for obtaining unauthorized access to or disrupting the operation of our networks and systems and those of our suppliers, vendors and other service providers, could cause harm to our business, including by misappropriating our proprietary information or that of our customers, employees and business partners or to cause interruptions of our services and our communications platform. Cyber-attacks may cause equipment failures, loss of information, including sensitive personal information of customers or employees or valuable technical and marketing information, as well as disruptions to our or our customers’ operations. Cyber-attacks against companies have increased in frequency, scope and potential harm in recent years. Further, the perpetrators of cyber-attacks are not restricted to particular groups or persons. These attacks may be committed by company employees or external actors operating in any geography, including jurisdictions where law enforcement measures to address such attacks are unavailable or ineffective, and may even be launched by or at the behest of nation states. While, to date, we have not been subject to cyber-attacks which, individually or in the aggregate, have been material to our operations or financial condition, the preventive actions we take to reduce the risks associated with cyber-attacks, including protection of our systems and networks, may be insufficient to repel or mitigate the effects of a major cyber-attack in the future. Because the techniques used by such individuals or entities to access, disrupt or sabotage devices, systems and networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques, and we may not become aware in a timely manner of such a security breach, which could exacerbate any damage we experience. Additionally, we depend upon our employees and contractors to appropriately handle confidential and sensitive data, including customer data and customer proprietary network information pursuant to applicable federal law, and to deploy our IT resources in a safe and secure manner that does not expose our network systems to security breaches or the loss of data. Any data security incidents, including inadvertent disclosure or internal malfeasance by our employees, unauthorized access or usage, virus or similar breach or disruption of us or our services providers, could result in a loss of confidential information, theft of our intellectual property, damage to our reputation, loss of customers, litigation, regulatory investigations, fines, penalties and other liabilities.
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
We, along with many other telecommunications companies and similar service providers, currently are subject to litigation regarding our billing, collection and remittance of non-income-based taxes and other similar charges regarding

911 services alleged to apply in certain states, counties, and municipalities located in Illinois, New York, Pennsylvania, and Rhode Island. See the section titled “Item 3. Legal Proceedings”. We may face similar litigation in other jurisdictions in the future. While we are vigorously defending these lawsuits, litigation is inherently uncertain. Tax assessments, penalties and interest or future requirements arising from these lawsuits, or any other lawsuits that may arise in other jurisdictions, may adversely affect our business, results of operations and financial condition.
We face a risk of litigation resulting from customer misuse of our services and software to make or send unauthorized calls and/or messages, including those in violation of the Telephone Consumer Protection Act. Customer misuse of our services and software also could damage our reputation.
Calls and/or text messages originated by our customers may subject us to potential risks, including litigation, regulatory enforcement, fines, and reputational damage. For example, the Telephone Consumer Protection Act of 1991 (the “TCPA”) restricts telemarketing and the use of technologies that enable automatic calling and/or messaging without proper customer consent. This may result in civil claims against us, including those arising due to our customers’ use of our platform, and requests for information through third-party subpoenas or regulatory investigations. For example, we, along with other telecommunications companies, have been named as a defendant in a TCPA action relating to our alleged failure to block unsolicited phone calls to the plaintiff and putative class members. See the section titled “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2020. Internationally, we also may become subject to similar laws imposing limitations on marketing calls to wireline and wireless numbers. The scope and interpretation of the laws that are or may be applicable to the making and/or delivery of calls and/or messages are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining proper customer consent, we could become subject to lawsuits, fines, civil penalties, potentially significant statutory damages, consent decrees, injunctions, adverse publicity, loss of user confidence in our services, loss of users and other adverse consequences, which could materially harm our business.
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
If current or future regulations change, the Federal Communications Commission (the “FCC”), state or international regulators may not grant us required regulatory authorizations or may take action against us if we are found to have provided services without obtaining the necessary authorizations, or to have violated other requirements of their rules and orders. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may slow our growth and have a material adverse effect on our business, results of operations and financial condition.
Proceedings before the FCC or international regulators could limit our access to various network services or further increase the rates we must pay for such services. For example, the availability and price of special access facilities could be affected by proceedings before the FCC, changes to applicable FCC rules and FCC forbearance from the enforcement of obligations on incumbent local exchange carriers (“LECs”). Other proceedings before the FCC could result in an increase in the amount we pay to other carriers or a reduction in the revenue we derive from other carriers in, or retroactive liability for, access charges and reciprocal compensation. For example, on December 17, 2019, the FCC issued an order that revised its interpretation of the Voice-over Internet Protocol (“VoIP”) symmetry rule. The FCC now concludes that LECs may assess end office switched access charges only if the LEC or its VoIP partner provides a physical connection to the last-mile facilities used to serve an end user. If neither the LEC nor its VoIP partner provides such a physical connection, the LEC may not assess end office switched access charges. The FCC also decided to give its order retroactive effect. We cannot predict the impact this FCC order may have on our business, including whether other carriers will agree with our legal interpretations and treatments, at this time. Other proceedings before the FCC could also result in increases in the cost of regulatory compliance. For example, the FCC has opened a proceeding to examine how to improve the delivery of emergency 911 services and whether to expand requirements to include communications services not currently subject to emergency calling obligations. A number of states also have proceedings pending that could impact our access to and the rates we pay for network services. Other state proceedings could limit our pricing and billing flexibility. Our business would be substantially impaired if the FCC, the courts or state commissions eliminated our access to the facilities and services we use to serve our customers, substantially increased the rates we pay for facilities and services, increased the costs or complexity associated with providing emergency 911 services or adversely affected the revenue we receive from other carriers or our customers. In addition, congressional legislative efforts to rewrite the Telecommunications Act of 1996 or enact other telecommunications legislation, as well as various state legislative initiatives, may cause major industry and regulatory changes. We cannot predict the outcome of these proceedings or legislative initiatives or the effects, if any, that these proceedings or legislative initiatives may have on our business and operations.
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
While the FCC has to date generally subjected IP-based service providers in the United States to less stringent regulatory oversight than traditional common carriers, the FCC has imposed certain regulatory obligations on providers of interconnected and non-interconnected VoIP services, including the obligations to contribute to the Universal Service Fund, to provide 911 services, and to comply with the Communications Assistance for Law Enforcement Act. The recently enacted TRACED Act aims to mitigate illegal robocalls by directing the FCC to conduct certain rulemaking proceedings that include adopting rules that require participation in the technical standard known as the Secure Telephone Identity Revisited (“STIR”) and Signature-based Handling of Asserted Information Using toKENs (“SHAKEN”) (together, “STIR/SHAKEN”), among other requirements. The TRACED Act applies to both IP-based and non-IP-based service providers. Further, some states have imposed taxes, fees and/or surcharges on interconnected VoIP telephony services. The imposition of additional regulations could have a material adverse effect on our business.
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
Our operations are subject to regulation at the national level and, often, at the state and local levels. Our operations are also subject to additional regulation by other countries in international markets. Changes to existing regulations or rules, or the failure to regulate going forward in areas historically regulated on matters such as network neutrality, licensing fees, environmental, health and safety, privacy, intercarrier compensation, emergency services, interconnection, illegal robocalling, extra-territorial use of telephone numbers, and other areas, in general or particular to our industry, may increase costs, restrict operations or decrease revenue. For example, the TRACED Act aims to mitigate illegal robocalls by directing the FCC to develop rules requiring participation in the technical standard known as STIR/SHAKEN among other things. We are also subject to telecommunications laws and regulations in the non-U.S. countries where we offer our products. Our international operations are subject to country-specific laws and governmental regulation that may increase our costs or impact our products and communications platform or prevent us from offering or providing our products in certain countries. Many existing non-US laws and regulations may not fully contemplate CPaaS solutions and the interpretation and enforcement of non-US laws and regulations may involve significant uncertainties. For example, several European countries have adopted “know your customer” requirements regarding end users and have mandated the real-time provisioning of the data to national law enforcement authorities. Future legislative, regulatory or judicial actions impacting CPaaS solutions also could increase the cost and complexity of compliance and expose us to liability.Our inability or failure to comply with telecommunications and other laws and regulations could cause the temporary or permanent suspension of our operations, and if we cannot provide emergency calling functionality through our communications platform to meet any new federal or state requirements, or any applicable requirements from other countries, the competitive advantages that we currently have may not persist, adversely affecting our ability to obtain and to retain enterprise customers which could have an adverse impact on our business.
In January 2018, the FCC repealed its Network Neutrality Rules. Our business could suffer with respect to the quality of the services we offer, our ability to maintain our internet-based services and our services offered through our communications platform, decrease our profitability or increase the price of our services making our offerings less competitive in the marketplace.
In January 2018, the FCC adopted an order largely repealing its network neutrality rules. Among other things, the pre-existing network neutrality rules prevented providers of broadband internet access services—like cable and telephone companies—from blocking, impairing and degrading service offerings from non-affiliated third parties like us. The FCC’s order repealing the pre-existing network neutrality rules was appealed by a number of parties. In October 2019, a three judge panel of the U.S. Court of Appeals for the District of Columbia Circuit issued a decision that largely affirmed the FCC’s order, including the reclassification of broadband Internet access as an information service. The court, however, vacated the FCC’s decision that would have prospectively barred states from imposing any rule or requirement that was inconsistent with the FCC’s order. The appellate court’s decision is subject to rehearing by the full court or parties may seek to appeal the decision to the U.S. Supreme Court. Various companies appealed the federal court of appeals decision in December 2019. We cannot predict whether the FCC will reverse its January 2018 order, whether the appeal will be successful or whether any states will adopt legislation that results in restoring the pre-existing network neutrality rules that prevent broadband internet access service providers from blocking, impairing and degrading offerings from third parties like us. If broadband providers were to block, impair or degrade our internet-based services or services we offer through our communications platform, or if broadband internet access providers were to charge us or our customers to access and use our internet-based services or services offered through our communications platform, we could lose customers, our profitability could decrease, or we may have to raise prices, making our service less competitive in the marketplace. Most of the major broadband internet access providers have publicly stated that they will not block, impair or degrade third party offerings. We cannot predict the potential impact of the January 2018 FCC network neutrality order on our offerings at this time.
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
Aspects of our services based on VoIP, including our communications platform, are not the same as traditional network service providers. Our continued growth is dependent on the adoption of our services by mainstream customers and their end users, so these differences are important. For example:
•    Our 911 calling and other emergency calling services are different, in significant respects, from the 911 and other emergency calling services associated with traditional wireline and wireless telephone providers and, in certain cases, with other VoIP providers.
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
•    service interruptions;
•    malfunction of our communications platform on which our enterprise users rely for voice, messaging or emergency service functionality;
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
The financial markets in the United States have experienced substantial uncertainty during recent years, particularly following the COVID-19 outbreak. This uncertainty has included, among other things, extreme volatility in securities prices, drastically reduced liquidity and credit availability, rating downgrades of certain investments and declining values with respect to others. If capital and credit markets continue to experience uncertainty and available funds remain limited, we may not be able to obtain debt or equity financing or to refinance our existing indebtedness on favorable terms or at all, which could affect our strategic operations and our financial performance and force modifications to our operations. These conditions currently have not precluded us from accessing credit markets or financing our operations, but there can be no assurance that financial markets and confidence in major economies will not deteriorate. An extended period of economic deterioration could materially adversely affect our results of operations and financial condition and exacerbate some of the other risk factors contained in this offering memorandum. For example, our customers might defer or entirely decline purchases of our services due to tighter credit or negative financial news or reduce demand for our services. Our customers also may not be able to obtain adequate credit, which could adversely affect the timeliness of their payments to us or ultimately result in a filing by the customer for protection from creditors under applicable insolvency or bankruptcy laws. If our customers cannot make timely payments to us, our accounts receivable could increase. The demand for, and the prices of, our services also may decline due to the actions of our competitors or otherwise.
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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to revenue recognition, capitalized internal-use software costs, other non-income taxes, business combination and valuation of goodwill and purchased intangible assets and share-based compensation. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.
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
•    difficulty establishing and maintaining appropriate governance, reporting relationships, policies, controls, and procedures for the acquired business, particularly if it is based in a country or region where we did not previously operate;
•    new or more stringent regulatory compliance obligations and costs by virtue of the acquisition, including risks related to international acquisitions that may operate in new jurisdictions or geographic areas where we may have no or limited experience;
•    loss of customers or the failure of customers to order incremental services that we expect them to order;

•    difficulty and delays in integrating the products, technology platforms, operations, systems, and personnel of the acquired business with our own, particularly if the acquired business is outside of our core competencies and current geographic markets;
•    failure to provision services that are ordered by customers during the integration period;
•    higher integration costs than anticipated;
•    difficulties in the assimilation and retention of highly qualified, experienced employees, many of whom may be geographically dispersed;
•    litigation, investigations, proceedings, fines, or penalties arising from or relating to the transaction or the acquired business, and any resulting liabilities may exceed our forecasts;
•    acquisition of businesses with different revenue models, different contractual relationships, and increased customer concentration risks;
•    assumption of long-term contractual obligations, commitments, or liabilities (for example, the costs associated with leased facilities), which could adversely impact our efforts to achieve and maintain profitability and impair our cash flow;
•    failure to successfully evaluate or utilize the acquired business’ technology and accurately forecast the financial impact of an acquisition, including accounting charges; and
•    drag on our overall revenue growth rate or an increase of our net loss, which could cause analysts and investors to reduce their valuation of our company.
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
Our $25.0 million secured revolving credit facility (“Credit Facility”) contains restrictive and financial covenants that may limit our operating flexibility.
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
On November 1, 2020, we acquired Voice Topco Limited, a private limited liability company incorporated under the laws of England and Wales (together with its subsidiaries, “Voxbone”), which directly or indirectly holds all of the issued and outstanding shares of Voxbone, S.A. a private limited liability company registered under the laws of Belgium, (the “Acquisition”). Prior to the completion of the Acquisition, we and Voxbone operated independently, and there can be no assurances that our businesses can be combined in a manner that allows for the achievement of substantial benefits. The integration process will require significant time and resources, and we may not be able to manage the process successfully as our ability to acquire and integrate larger or more complex companies, products, or technology in a successful manner is unproven. If we are not able to successfully integrate Voxbone’s business with ours or pursue our customer and product strategy successfully, the anticipated benefits of the Acquisition may not be realized fully or may take longer than expected to be realized. Further, it is possible that there could be a loss of our and/or Voxbone’s key employees and customers, disruption of either company’s or both companies’ ongoing businesses or unexpected issues, higher than expected costs and an overall post‑completion process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in combining Voxbone’s operations with ours in order to realize the anticipated benefits of the Acquisition so the combined company performs as the parties hope:
•    combining the companies’ corporate functions;
•    combining Voxbone’s business with our business in a manner that permits us to achieve the synergies anticipated to result from the Acquisition, the failure of which would result in the anticipated benefits of the Acquisition not being realized in the time frame currently anticipated or at all;
•    maintaining existing agreements with customers, distributors, providers, talent and vendors and avoiding delays in entering into new agreements with prospective customers, distributors, providers, talent and vendors;
•    determining whether and how to address possible differences in corporate cultures and management philosophies;
•    integrating the companies’ administrative and information technology infrastructure;
•    developing products and technology that allow value to be unlocked in the future;
•    evaluating and forecasting the financial impact of the Acquisition transaction, including accounting charges; and;

•    effecting potential actions that may be required in connection with obtaining regulatory approvals.
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
Purchase price accounting in connection with the Acquisition requires estimates that may be subject to change and could impact our condensed consolidated financial statements and future results of operations and financial position.
Pursuant to the acquisition method of accounting, the purchase price we paid for Voxbone will be allocated to the underlying Voxbone tangible and intangible assets acquired and liabilities assumed based on their respective fair market values with any excess purchase price allocated to goodwill. The acquisition method of accounting is dependent upon certain valuations and other studies that are preliminary. Accordingly, the purchase price allocation as of the Acquisition date is preliminary. We currently anticipate that all the information needed to identify and measure values assigned to the assets acquired and liabilities assumed will be obtained and finalized during the one‑year measurement period following the date of completion of the Acquisition. Differences between these preliminary estimates and the final acquisition accounting may occur, and these differences could have a material impact on the condensed consolidated financial statements and the combined company’s future results of operations and financial position.
Risks Related to the Convertible Notes and Our Indebtedness
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.
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
Our Credit Facility prohibits us from making any cash payments on the conversion or repurchase of the Convertible Notes if, after giving effect to such conversion or repurchase (and any additional indebtedness incurred in connection with such conversion or a repurchase), we would not be in pro forma compliance with our financial covenants under that facility. Any new credit facility that we may enter into may have similar restrictions. Our failure to make cash payments upon the conversion or repurchase of the Convertible Notes as required under the terms of the Convertible Notes would permit holders of the Convertible Notes to accelerate our obligations under the Convertible Notes. In addition, our Credit Facility with KeyBank National Association and Pacific Western Bank contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness, including the Convertible Notes. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that indebtedness becoming immediately payable in full.

We may incur substantially more debt or take other actions which would intensify the risks discussed above.
We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We will not be restricted under the terms of the indentures governing the Convertible Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the Convertible Notes that could have the effect of diminishing our ability to make payments on the Convertible Notes when due. Our Credit Facility restricts our ability to incur additional indebtedness, including secured indebtedness, but if the facility matures or is repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.
We may not have the ability to raise the funds necessary for cash settlement upon conversion of the Convertible Notes or to repurchase the Convertible Notes for cash following a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion of the Convertible Notes or to repurchase the Convertible Notes.
Subject to limited exceptions, holders of the Convertible Notes have the right to require us to repurchase their Convertible Notes upon the occurrence of a fundamental change at a cash repurchase price generally equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes surrendered therefor or pay the cash amounts due upon conversion. In addition, our ability to repurchase the Convertible Notes or to pay cash upon conversions of the Convertible Notes may be limited by applicable law, by regulatory authorities or by agreements governing our future indebtedness. Our failure to repurchase the Convertible Notes at a time when such repurchase is required by the indentures governing the Convertible Notes or to pay the cash amounts due upon future conversions of the Convertible Notes as required by such indentures would constitute a default under such indentures. A default under the indentures governing the Convertible Notes or the fundamental change itself may also lead to a default under agreements governing our existing or future indebtedness, which may result in such existing or future indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under such existing or future indebtedness and repurchase the Convertible Notes or make cash payments upon conversions thereof.
The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, could have a material effect on our reported financial results.
In May 2008, the Financial Accounting Standards Board, which we refer to as FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our condensed consolidated balance sheet, and the value attributed to the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our Class A common stock and the trading price of the Convertible Notes.
In addition, under certain circumstances, convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares of Class A common stock issuable upon conversion of the Convertible Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Convertible Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of Class A common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued.
However, in August 2020, the FASB published an accounting standards update 2020-06 (“ASU 2020-06”), which amends these accounting standards by reducing the number of accounting models for convertible instruments and limiting instances of separate accounting for the debt and equity or a derivative component of the convertible debt instruments. ASU 2020-06 also will no longer allow the use of the treasury stock method for convertible instruments for purposes of calculating diluted earnings per share and instead require application of the “if-converted” method. Under that method, diluted earnings per share will generally be calculated assuming that all the Convertible Notes were converted solely into shares of Class A common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which could adversely affect our diluted earnings per share. However, if the principal amount of the convertible debt instrument being converted is required to be paid in cash and only the excess is permitted to be settled in shares, the if-converted method will produce a similar result as the treasury stock method prior to the adoption of ASU 2020-06 for such convertible debt instrument. These amendments will be effective for public companies for fiscal years beginning after December 15, 2021, with early adoption permitted, but no earlier than fiscal years beginning after December 15, 2020.
The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. See “Description of Notes—Conversion Rights.” If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The Capped Calls may affect the value of the Convertible Notes and our Class A common stock.
In connection with the pricing of the 2026 Convertible Notes and the 2028 Convertible Notes, we entered into privately negotiated Capped Calls with certain financial institutions (the “option counterparties”). The Capped Calls are expected generally to reduce the potential dilution upon any conversion of the Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap.
We have been advised that, in connection with establishing their initial hedges of the Capped Calls, the option counterparties or their respective affiliates entered into various derivative transactions with respect to our Class A common stock concurrently with or shortly after the pricing of the Convertible Notes.
In addition, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions from time to time prior to the maturity of the Convertible Notes (and are likely to do so during any observation period related to a conversion of Convertible Notes). This activity could also cause or avoid an increase or a decrease in the market price of our Class A common stock or the Convertible Notes, which could affect your ability to convert the Convertible Notes and, to the extent the activity occurs during any observation period related to a conversion of Convertible Notes, it could affect the number of shares and value of the consideration that you will receive upon conversion of such Convertible Notes.
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
The option counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the Capped Calls. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transactions with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our Class A common stock. In addition, upon a default by an option counterparty, we may suffer more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.
Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock may be volatile, and you could lose all or part of your investment.
Prior to our initial public offering, there was no public market for shares of our Class A common stock. On November 10, 2017, we sold shares of our Class A common stock to the public at $20.00 per share. From November 10, 2017, the date that our Class A common stock began trading on the NASDAQ Global Select Market, through March 9 20, 2021, the trading price of our Class A common stock has ranged from $18.05 per share to $198.61 per share. The trading price of our Class A common stock may continue to be volatile and could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•    general market volatility caused by COVID-19
•    price and volume fluctuations in the overall stock market from time to time;
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial public offering. Our directors, executive officers and such stockholders and their respective affiliates held in the aggregate approximately 50% of the voting power of our capital stock as of March 31, 2021. This may limit or preclude stockholders’ ability to influence corporate matters, including the election of directors, amendments to our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class A common stock has one vote per share, and our Class B common stock has ten votes per share. As of March 31, 2021, our directors, executive officers and holders of our Class B common stock, and their respective affiliates, held in the aggregate approximately 50% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval. This concentrated control limits or precludes stockholders’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments to our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that stockholders may feel are in their best interest as one of our stockholders.
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
If all or substantially all of the holders of our Class B common stock except for Mr. Morken and his affiliates convert their shares into Class A common stock voluntarily or otherwise, Mr. Morken may control more than 30% of the combined voting power of our outstanding capital stock. As a result, Mr. Morken may have the ability to effectively control the appointment of our management, the entering into of mergers, sales of substantially all or all of our assets and other extraordinary transactions and influence amendments to our certificate of incorporation and bylaws. In any of these matters, the interests of Mr. Morken may differ from or conflict with your interests. Moreover, this concentration of ownership may also adversely affect the trading price for our Class A common stock to the extent investors perceive disadvantages in owning stock of a company with a controlling stockholder.
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
Our second amended and restated certificate of incorporation and our second amended and restated bylaws include provisions that require the affirmative vote of two-thirds of all of the outstanding shares of our capital stock entitled to vote to effect certain changes. These changes include amending or repealing our second amended and restated bylaws or second amended and restated certificate of incorporation or removing a director from office for cause. If all or substantially all of the holders of our Class B common stock convert their shares into Class A common stock voluntarily or otherwise, Mr. Morken may control the majority of the voting power of our outstanding capital stock, and therefore he may have the ability to prevent any such changes, which will limit a stockholder’s ability to influence corporate matters.
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
In March 2021, we issued $250 million in aggregate principal amount of our 2028 Convertible Senior Notes. In connection with the offering of the Notes, we entered into privately-negotiated capped call transactions with certain counterparties (the “2028 Capped Calls”). The 2028 Capped Calls each have an initial strike price of approximately $179.27 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2028 Convertible Notes. The 2028 Capped Calls have initial cap prices of $260.76 per share, subject to certain adjustments. The 2028 Capped Calls cover, subject to anti-dilution adjustments, approximately 1,917,450 shares of our Class A common stock. See Note 8, “Debt,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information about the 2028 Convertible Notes and 2028 Capped Calls.
We offered and sold the 2028 Convertible Notes to the initial purchasers in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and for resale by the initial purchasers to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act. We relied on these exemptions from registration based in part on representations made by the initial purchasers in the purchase agreement dated March 11, 2021. The shares of the Class A common stock issuable upon conversion of the 2028 Convertible Notes, if any, have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
To the extent that any shares of the Class A common stock are issued upon conversion of the 2028 Convertible Notes, they will be issued in transactions anticipated to be exempt from registration under the Securities Act by virtue of Section 3(a)(9) thereof, because no commission or other remuneration is expected to be paid in connection with conversion of the 2028 Convertible Notes, and any resulting issuance of shares of the Class A common stock.

Item 6. Exhibits and Financial Statement Schedules

Exhibit Index

Exhibit number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation.	Q3 10-Q	001-38285	3.1	12/14/2017
3.2	Second Amended and Restated Bylaws.	Q3 10-Q	001-38285	3.2	12/14/2017
4.1	Indenture, dated March 16, 2021, between Bandwidth Inc. and Wilmington Trust, National Association.	8-K	001-38285	4.1	3/16/2021
4.2	Form of 0.50% Convertible Senior Notes due April 1, 2028 (included as Exhibit A to Exhibit 4.1).	8-K	001-38285	4.2	3/16/2021
10.1	Employment Agreement, dated January 13, 2021, between the Company and Marina C. Carreker.	8-K	001-38285	10.1	1/15/2021
10.2	Letter Agreement, dated January 18, 2021, between the Company and Chris Matton.				Filed herewith
10.3	Confirmation of Base Capped Call Transaction, dated March 11, 2021, between Bandwidth Inc. and Bank of Montreal.	8-K	001-38285	10.1	3/16/2021
10.4	Confirmation of Base Capped Call Transaction, dated March 11, 2021, between Bandwidth Inc. and Citibank, N.A.	8-K	001-38285	10.2	3/16/2021
10.5	Confirmation of Base Capped Call Transaction, dated March 11, 2021, between Bandwidth Inc. and Goldman Sachs & Co. LLC.	8-K	001-38285	10.3	3/16/2021
10.6	Confirmation of Base Capped Call Transaction, dated March 11, 2021, between Bandwidth Inc. and Morgan Stanley & Co. LLC.	8-K	001-38285	10.4	3/16/2021
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.	8-K/A	001-38285	23.1	1/14/2021
31.1	Certificate of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
101.INS	XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.				Filed herewith
101.SCH	XBRL Taxonomy Schema Document.				Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith
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

BANDWIDTH INC.

Date:	May 7, 2021	By:	/s/ David A. Morken
David A. Morken
Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2021	By:	/s/ Jeffrey A. Hoffman
Jeffrey A. Hoffman
Chief Financial Officer
(Principal Accounting and Financial Officer)