Form 10-Q
period 2021-06-30
Bandwidth Inc.
filed 2021-08-06
CIK 1514416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of July 30, 2021, 23,145,318 shares of the registrant’s Class A common stock and 1,965,170 shares of registrant’s Class B common stock were outstanding, respectively.

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
•other risks related to our indebtedness; and
•our expectations about the impact of public health epidemics, such as COVID-19 (as defined herein), or natural disasters on the global economy and our business, results of operations and financial condition.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BANDWIDTH INC.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	As of December 31,	As of June 30,
	2020	2021
Assets
Current assets:
Cash and cash equivalents	$72,163	$309,615
Restricted cash	9,274	9,406
Other investments	40,000	—
Accounts receivable, net of allowance for doubtful accounts	55,243	63,098
Deferred costs	2,411	2,750
Prepaid expenses and other current assets	14,508	23,360
Total current assets	193,599	408,229
Property, plant and equipment, net	51,645	66,650
Operating right-of-use asset, net	19,491	16,894
Intangible assets, net	248,055	230,711
Deferred costs, non-current	3,604	4,022
Other long-term assets	1,975	7,373
Goodwill	372,239	360,551
Total assets	$890,608	$1,094,430
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,665	$8,205
Accrued expenses and other current liabilities	63,065	66,553
Current portion of deferred revenue	6,515	6,591
Advanced billings	5,429	4,998
Operating lease liability, current	5,515	6,000
Total current liabilities	92,189	92,347
Other liabilities	1,707	4,870
Operating lease liability, net of current portion	17,202	14,048
Deferred revenue, net of current portion	6,386	6,871
Deferred tax liability	61,005	59,294
Convertible senior notes	282,196	471,987
Total liabilities	460,685	649,417
Stockholders’ equity:
Class A and Class B common stock	24	25
Additional paid-in capital	451,463	495,966
Accumulated deficit	(49,505)	(61,749)
Accumulated other comprehensive income	27,941	10,771
Total stockholders’ equity	429,923	445,013
Total liabilities and stockholders’ equity	$890,608	$1,094,430
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021

Revenue	$76,790	$120,658	$145,308	$234,137
Cost of revenue	42,009	66,059	78,368	127,387
Gross profit	34,781	54,599	66,940	106,750
Operating expenses:
Research and development	9,554	12,817	19,084	26,150
Sales and marketing	8,655	12,584	18,072	24,576
General and administrative	16,840	28,264	32,936	55,127
Total operating expenses	35,049	53,665	70,092	105,853
Operating (loss) income	(268)	934	(3,152)	897
Other expense, net	(3,868)	(7,590)	(4,774)	(13,201)
Loss before income taxes	(4,136)	(6,656)	(7,926)	(12,304)
Income tax (provision) benefit	(16,505)	(272)	(13,773)	60
Net loss	$(20,641)	$(6,928)	$(21,699)	$(12,244)

Net loss per share, basic and diluted
Basic	$(0.86)	$(0.28)	$(0.91)	$(0.49)
Diluted	$(0.86)	$(0.28)	$(0.91)	$(0.49)

Weighted average number of common shares outstanding, basic and diluted
Basic	23,973,663	25,096,026	23,768,616	25,056,208
Diluted	23,973,663	25,096,026	23,768,616	25,056,208
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Net loss	$(20,641)	$(6,928)	$(21,699)	$(12,244)
Other comprehensive (loss) income
Foreign currency translation, net of income taxes	(23)	6,015	(119)	(17,170)
Other comprehensive (loss) income	(23)	6,015	(119)	(17,170)
Total comprehensive loss	$(20,664)	$(913)	$(21,818)	$(29,414)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Class A voting common stock		Class B voting common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	18,584,478	$19	4,927,401	$5	$275,553	$41	$(5,528)	$270,090
Issuance of debt conversion option	—	—	—	—	104,553	—	—	104,553
Debt conversion option issuance costs, net of tax	—	—	—	—	(3,731)	—	—	(3,731)
Capped call option purchase price	—	—	—	—	(43,320)	—	—	(43,320)
Exercises of vested stock options	32,059	—	—	—	244	—	—	244
Vesting of restricted stock units	103,824	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(14,411)	—	—	—	(1,021)	—	—	(1,021)
Conversion of Class B voting common stock to Class A voting common stock	500,250	—	(500,250)	(1)	—	—	—	(1)
Foreign currency translation	—	—	—	—	—	(96)	—	(96)
Stock based compensation	—	—	—	—	2,499	—	—	2,499
Net loss	—	—	—	—	—	—	(1,058)	(1,058)
Balance at March 31, 2020	19,206,200	19	4,427,151	4	334,777	(55)	(6,586)	328,159
Debt conversion option issuance costs, net of tax	—	—	—	—	(11)	—	—	(11)
Exercises of vested stock options	502,182	1	—	—	3,296	—	—	3,297
Vesting of restricted stock units	21,871	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(2,133)	—	—	—	(272)	—	—	(272)
Conversion of Class B voting common stock to Class A voting common stock	827,597	—	(827,597)	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	(23)	—	(23)
Stock based compensation	—	—	—	—	2,425	—	—	2,425
Net loss	—	—	—	—	—	—	(20,641)	(20,641)
Balance at June 30, 2020	20,555,717	20	3,599,554	4	340,215	(78)	(27,227)	312,934
Exercises of vested stock options	44,848	—	—	—	386	—	—	386
Vesting of restricted stock units	17,948	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(2,002)	—	—	—	(350)	—	—	(350)
Conversion of Class B voting common stock to Class A voting common stock	606,418	1	(606,418)	(1)	—	—	—	—
Foreign currency translation	—	—	—	—	—	139	—	139
Stock based compensation	—	—	—	—	2,382	—	—	2,382
Net loss	—	—	—	—	—	—	(2,352)	(2,352)
Balance at September 30, 2020	21,222,929	21	2,993,136	3	342,633	61	(29,579)	313,139
Exercises of vested stock options	13,995	—	—	—	149	—	—	149
Vesting of restricted stock units	17,424	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(1,749)	—	—	—	(273)	—	—	(273)
Conversion of Class B voting common stock to Class A voting common stock	497,011	—	(497,011)	(1)	—	—	—	(1)
Equity consideration for Voxbone acquisition	663,394	1	—	—	106,379	—	—	106,380
Foreign currency translation	—	—	—	—	—	27,880		27,880

BANDWIDTH INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Class A voting common stock		Class B voting common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Stock based compensation	—	—	—	—	2,575	—	—	2,575
Net loss	—	—	—	—	—	—	(19,926)	(19,926)
Balance at December 31, 2020	22,413,004	22	2,496,125	2	451,463	27,941	(49,505)	429,923
Issuance of debt conversion option	—	—	—	—	66,908	—	—	66,908
Debt conversion option issuance costs, net of tax	—	—	—	—	(2,049)	—	—	(2,049)
Capped call option purchase price	—	—	—	—	(25,500)	—	—	(25,500)
Exercises of vested stock options	57,817	—	—	—	753	—	—	753
Vesting of restricted stock units	141,707	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(19,879)	—	—	—	(3,187)	—	—	(3,187)
Conversion of Class B voting common stock to Class A voting common stock	280,955	1	(280,955)	—	—	—	—	1
Foreign currency translation	—	—	—	—	—	(23,185)	—	(23,185)
Stock based compensation	—	—	—	—	4,390	—	—	4,390
Net loss	—	—	—	—	—	—	(5,316)	(5,316)
Balance at March 31, 2021	22,873,604	23	2,215,170	2	492,778	4,756	(54,821)	442,738
Debt conversion option issuance costs, net of tax	—	—	—	—	30	—	—	30
Exercises of vested stock options	4,406	—	—	—	46	—	—	46
Vesting of restricted stock units	15,605	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(1,948)	—	—	—	(265)	—	—	(265)
Foreign currency translation	—	—	—	—	—	6,015	—	6,015
Stock based compensation	—	—	—	—	3,377	—	—	3,377
Net loss	—	—	—	—	—	—	(6,928)	(6,928)
Balance at June 30, 2021	22,891,667	$23	2,215,170	$2	$495,966	$10,771	$(61,749)	$445,013
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2020	2021
Cash flows from operating activities
Net loss	$(21,699)	$(12,244)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	6,640	18,245
Right-of-use asset amortization	2,332	2,785
Amortization of debt discount and issuance costs	6,314	12,308
Stock-based compensation	4,924	7,767
Deferred taxes	14,254	213
Loss on disposal of property and equipment	260	336
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(11,609)	(8,159)
Deferred costs	(584)	(757)
Prepaid expenses and other assets	(2,041)	(3,729)
Accounts payable	41	1,118
Accrued expenses and other liabilities	2,417	(6,348)
Deferred revenue and advanced billings	1,047	160
Operating right-of-use liability	(2,612)	(2,850)
Net cash (used in) provided by operating activities	(316)	8,845
Cash flows from investing activities
Purchase of property and equipment	(7,550)	(10,703)
Capitalized software development costs	(1,498)	(2,404)
Purchase of land	—	(30,017)
Proceeds from sale of land	—	17,462
Purchase of other investments	(230,780)	—
Proceeds from sales and maturities of other investments	—	40,000
Net cash (used in) provided by investing activities	(239,828)	14,338
Cash flows from financing activities
Payments on finance leases	—	(105)
Proceeds from issuance of convertible senior notes	400,000	250,000
Payment of debt issuance costs	(11,965)	(7,544)
Purchase of capped call	(43,320)	(25,500)
Proceeds from exercises of stock options	3,540	802
Value of equity awards withheld for tax liabilities	(1,198)	(3,456)
Net cash provided by financing activities	347,057	214,197
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8)	204
Net increase in cash, cash equivalents, and restricted cash	106,905	237,584
Cash, cash equivalents, and restricted cash, beginning of period	185,004	81,437
Cash, cash equivalents, and restricted cash, end of period	$291,909	$319,021

Supplemental disclosure of cash flow information
Cash paid for interest	$32	$541
Cash (refunded) paid for taxes, net	$(154)	$300

Supplemental disclosure of noncash investing and financing activities
Purchase of property and equipment, accrued but not paid	$1,082	$4,049

BANDWIDTH INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Obligation included in basis of acquired land	$—	$7,752
Lease incentive	$—	$3,193
Obligation included in basis of land acquired by the Developer	$—	$4,512
Equity awards withheld for tax liabilities, accrued but not paid	$272	$242
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
Cash and Cash Equivalents
The Company classifies all highly liquid investments with original stated maturities of three months or less from the date of purchase as cash equivalents. All highly liquid investments with original stated maturities of greater than three months from the date of purchase are classified as current marketable securities, with the exception of time deposits with maturities greater than ninety days which are classified as other investments. Cash deposits are primarily in financial institutions in the United States. However, cash for monthly operating costs of international operations are deposited in banks outside the United States. The Company has a policy of making investments only with commercial institutions that have at least an investment grade credit rating. The Company utilizes money market funds as an investment option and only invests in AAA rated funds.

Restricted Cash
Restricted cash consists primarily of the holdback amount and its accrued interest remaining to be paid to the selling stockholders of Voxbone, employee withholding tax liability and employee benefits contributions not yet remitted. The Company has classified this asset as a short-term asset in order to match the expected period of restriction.
Accounts Receivable and Current Expected Credit Losses
Accounts receivable are stated at realizable value, net of allowances, which includes an allowance for doubtful accounts and a reserve for expected credit losses. The allowance for doubtful accounts is based on management’s assessment of the collectability of its customer accounts. The Company regularly reviews the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, current economic trends, and reasonable and supportable forecasts about the future. Relevant risk characteristics include customer size and historical loss patterns. Management has evaluated the expected credit losses related to trade accounts receivable and determined that allowances of approximately $1,203 and $1,364 for uncollectible accounts and customer balances that are disputed were required as of December 31, 2020 and June 30, 2021, respectively. Refer to Note 4, “Financial Statement Components” to these condensed consolidated financial statements, for a rollforward of the components of the allowances as of December 31, 2020 and June 30, 2021.
The Company includes unbilled receivables in its accounts receivable balance. Generally, these receivables represent earned revenue from services provided to customers, which will be billed in the next billing cycle. All

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

amounts are considered collectible and billable. As of December 31, 2020 and June 30, 2021, unbilled receivables were $27,692 and $31,749, respectively.
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
With regard to customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As of December 31, 2020, one individual customer represented approximately 11% of the Company’s accounts receivable, net of allowance for doubtful accounts. As of June 30, 2021, no individual customer represented more than 10% of the Company’s accounts receivable, net of allowance for doubtful accounts.
For the three and six months ended June 30, 2020, one individual customer represented approximately 10% of the Company’s revenue. For the three and six months ended June 30, 2021, no individual customer represented more than 10% of the Company’s revenue.
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
Recently Adopted Accounting Standards
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted this standard on January 1, 2021 on a prospective basis, which did not have a material impact on the Company’s financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt —Modifications and Extinguishments (Subtopic 470-50), Compensation--Stock Compensation (Topic 718), and Derivatives and Hedging--Contracts in Entity's Own Equity (Subtopic 815-40), which is intended to provide clarity surrounding the treatment for a modification or an exchange of a freestanding equity-classified written call option. The amendments also provide guidance for the recognition and measurement of EPS for certain modifications or exchanges of freestanding equity-classified written call options for entities that present EPS. The amendments do not affect a holder’s accounting for freestanding call options. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoptions is permitted, including adoption in an interim period. The Company did not have any modification or exchanges of freestanding written call options classified in equity during the reporting period and does not expect adoption will have a material impact on its financial statements.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40), which is intended to address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and enhances information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share (EPS) guidance on the basis of feedback from financial statement users. ASU 2020-06 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is evaluating the effect of adopting this new accounting guidance on its financial statements and earnings per share calculations.

3. Fair Value Measurements
The carrying amounts of cash and cash equivalents, other investments, accounts receivable, accounts payable and accrued expenses approximate fair value as of December 31, 2020 and June 30, 2021 because of the relatively short duration of these instruments.
The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period.
The following table summarizes the assets measured at fair value as of December 31, 2020 and June 30, 2021:

	Fair value measurements on a recurring basis December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents:
Money market account	$57,517	$—	$—	$57,517
Other investments:
Time deposits	40,000	—	—	40,000
Total financial assets	$97,517	$—	$—	$97,517

	Fair value measurements on a recurring basis June 30, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents:
Money market account	$284,201	$—	$—	$284,201
Time deposits	15,000	—	—	15,000
Total financial assets	$299,201	$—	$—	$299,201
As of June 30, 2021, the fair value of the 2026 and 2028 Convertible Notes, as further described in Note 8, “Debt”, was approximately $650,876 and $257,041, respectively. The fair value was determined based on the closing price for the Convertible Notes on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

4. Financial Statement Components
Accounts receivable, net of allowances consist of the following:

	As of December 31,	As of June 30,
	2020	2021
Trade accounts receivable	$26,504	$31,997
Unbilled accounts receivable	27,692	31,749
Allowance for doubtful accounts and reserve for expected credit losses	(1,203)	(1,364)
Other accounts receivable	2,250	716
Total accounts receivable, net	$55,243	$63,098

Components of allowance for doubtful accounts and reserve for expected credit losses are as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Allowance for doubtful accounts:
Balance, beginning of period	$(883)	$(1,218)	$(769)	$(1,203)
Charged to bad debt expense	9	(258)	(180)	(306)
Deductions (1)	277	118	352	128
Impact of foreign currency translation	—	(6)	—	17
Balance, end of period	$(597)	$(1,364)	$(597)	$(1,364)

________________________
(1) Write off of uncollectible accounts after all collection efforts have been exhausted.

Accrued expenses and other current liabilities consisted of the following:

	As of December 31,	As of June 30,
	2020	2021
Accrued expense	$31,549	$33,691
Accrued compensation and benefits	19,534	13,623
Accrued sales, use, VAT and telecommunications related taxes	9,142	9,439
Current portion of finance lease	183	209
Obligation included in basis of acquired land	—	7,752
Other accrued expenses	2,657	1,839
Total accrued expenses and other current liabilities	$63,065	$66,553

5. Right-of-Use Asset and Lease Liabilities
Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company determines if an arrangement is a lease at inception. ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease expense attributable to lease payments is recognized on a straight-line basis over the lease term and is included in cost of sales and selling, general, and administrative expense on the Company’s condensed consolidated statements of operations. Finance leases result in the recognition of depreciation expense, which is recognized on a straight-line basis over the expected life of the leased asset, and interest expense, which is recognized following an effective

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

interest rate method. Depreciation expense attributable to finance leases is included in cost of sales on the Company’s condensed consolidated statements of operations. The Company presents the operating leases in long-term assets and current and long-term liabilities in the accompanying condensed consolidated balance sheets. Finance leases are reported in property, plant and equipment, net, accrued expenses and other current liabilities, and other liabilities on the Company’s condensed consolidated balance sheets.
The Company sub-leases approximately 17,073 square feet of office space to a related party, Relay, Inc. (f/k/a Republic Wireless, Inc.) (“Relay”). Future minimum sub-lease receipts required under the non-cancellable lease are as follows:

As of June 30,
2021
2021 (remaining)	$230
2022	249
$479
As of June 30, 2021, the Company had various leased properties in the United States and internationally, with remaining lease terms of five months to 5.5 years, some of which include options to extend the leases for up to 5 years. None of the options to extend the leases are recognized in operating lease ROU assets or lease liabilities. The Company has one lease with an early-termination option, which it does not expect to exercise. The Company has one lease not yet commenced, with a lease term of 20 years and two options to extend the lease by a term of ten years each, up to twenty additional years in total.
The components of lease expense recorded in general and administrative expenses in the condensed consolidated statement of operations were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Operating lease cost	$1,461	$1,689	$2,922	$3,303
Finance lease cost:
Depreciation of assets	—	58	—	105
Interest on lease liabilities	—	9	—	9
Sublease income (1)	(96)	(96)	(192)	(192)
Total net lease cost	$1,365	$1,660	$2,730	$3,225
________________________
(1) See Note 15, “Related Parties” to these condensed consolidated financial statements, for additional details on sublease income.

During the three and six months ended June 30, 2020, short-term operating lease expense was $0. During the three and six months ended June 30, 2021, short-term operating lease expense was $381 and $726, respectively.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Supplemental balance sheet information related to leases was as follows:

		As of December 31,	As of June 30,
Leases	Classification	2020	2021
Assets:
Operating lease assets	Operating right-of-use asset, net (1)	$19,491	$16,894
Finance lease assets	Property, plant and equipment, net (2)	464	475
Total leased assets		$19,955	$17,369

Liabilities:
Current
Operating	Operating lease liability, current	$5,515	$6,000
Finance	Accrued expenses and other current liabilities	183	209
Non-current
Operating	Operating lease liability, net of current portion	17,202	14,048
Finance	Other liabilities	282	271
Total lease liabilities		$23,182	$20,528
________________________
(1) Operating lease assets are recorded net of accumulated amortization of $9,083 and $11,869 as of December 31, 2020 and June 30, 2021, respectively.
(2) Finance lease assets are recorded net of accumulated depreciation of $28 and $135 as of December 31, 2020 and June 30, 2021, respectively.

Supplemental cash flow and other information related to leases was as follows:

	Six months ended June 30,
	2020	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,612	$2,850
Financing cash flows from finance leases	—	105
	$2,612	$2,955

Weighted average remaining lease term (in years)
Operating leases	3.88	3.36
Finance leases	—	2.72

Weighted average discount rate
Operating leases	4.99%	4.78%
Finance leases	—%	4.00%

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Maturities of operating lease liabilities were as follows:

As of June 30,
2021
2021 (remaining)	$3,211
2022	6,850
2023	6,601
2024	2,679
2025	1,657
Thereafter	726
Total lease payments	21,724
Less: imputed interest	(1,676)
Total lease obligations	20,048
Less: current obligations	(6,000)
Long-term lease obligations	$14,048

Maturities of financing lease liabilities were as follows:

As of June 30,
2021
2021 (remaining)	$120
2022	187
2023	112
2024	76
2025	11
Total lease payments	506
Less: imputed interest	(26)
Total lease obligations	480
Less: current obligations	(209)
Long-term lease obligations	$271
On June 4, 2021, the Company purchased approximately 40 acres of undeveloped land (the “Property”) in Raleigh, North Carolina, from the State of North Carolina (the “State”). The Company paid $30,017 for the land. Additionally, as consideration for the Property, the Company agreed to construct, at its expense, a parking lot and related improvements (the “Parking Improvements”) on land owned by the State adjacent to the Property. The estimated cost of construction of the Parking Improvements is $7,752. Subsequent to the purchase of the Property, the Company sold a portion of the Property constituting approximately 23.76 acres (the “Conveyed Parcel”) to USEF Edwards Mill Owner, LLC (the “Developer”) for $17,462. In addition, the Developer agreed to construct, at its expense, the Parking Improvements in connection with the Company’s purchase of the Property from the State. The Company retained approximately 17.06 acres of the Property, which was recorded at cost and is included in the Company’s condensed consolidated balance sheet as a component property, plant and equipment, net. The Company recorded a liability to construct the Parking Improvements, which is included as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheet. The Company recorded an asset for the Developer’s obligation to construct the Parking Improvements at the Developer's expense, which is included as a component of prepaid expenses and other current assets in the condensed consolidated balance sheet. A lease incentive of $3,193 was recognized for the difference between the consideration received from the Developer for

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

the Conveyed Parcel and the cost basis of the Conveyed Parcel and is included as a component of other liabilities on the condensed consolidated balance sheet.
On May 27, 2021, the Company entered into a Lease Agreement (the “Lease”) with the Developer for the Conveyed Parcel, together with improvements for office and related infrastructure to be constructed thereon, collectively constituting approximately 534,000 gross square feet (the “Project”). The lease became effective upon closing of the sale of the Conveyed Parcel to the Developer. When construction of the Project is completed, the Company intends to relocate its corporate headquarters to the Project. The lease term will commence upon substantial completion of the final building to be delivered, as evidenced by a certificate of occupancy issued by the City of Raleigh (the “Commencement Date”), and continue for a period of twenty (20) years (the “Initial Term”). It is anticipated that the Commencement Date will occur in May 2023. The Company has the option to renew the Initial Term for two ten-year periods at a rental rate equal to 100% of the then-prevailing market rental rate for comparable buildings in the Raleigh, North Carolina, market. Upon the effective date, the Company deposited $2,500 with the Developer as security on the lease. The deposit is included in other long-term assets on the Company’s condensed consolidated balance sheet. Additionally, the Company placed $3,000 in escrow to fund the certain tenant improvements expected to be constructed as part of the development of the Project.
No right-of-use assets or lease liabilities have been recognized in connection with the lease as of June 30, 2021. Future lease payments are included in Note 12, “Commitments and Contingencies”.

6. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	As of December 31,	As of June 30,
	2020	2021
Furniture and fixtures	$2,341	$2,180
Computer and office equipment	4,077	4,605
Telecommunications equipment	60,651	64,593
Leasehold improvements	6,285	6,262
Software	3,901	4,755
Internal-use software development	19,968	22,175
Automobile	502	620
Land	—	15,785
Total cost	97,725	120,975
Less—accumulated depreciation	(46,080)	(54,325)
Total property, plant and equipment, net	$51,645	$66,650
The Company capitalized $708 and $1,498 of software development costs for the three and six months ended June 30, 2020, respectively, and $1,301 and $2,404 for the three and six months ended June 30, 2021, respectively.
Amortization expense related to capitalized software development costs were $588 and $1,170 for the three and six months ended June 30, 2020, respectively, and $525 and $945 for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, unamortized implementation costs related to cloud computing arrangements are $499, of which $140 are included in prepaid expenses and other current assets and $359 are included in other long-term assets.
The Company leases automobiles under leases accounted for as finance leases with expiration dates ranging from December 31, 2021 to June 30, 2025. As of June 30, 2021, cost and accumulated depreciation of the assets under finance leases recorded by the Company were $610 and $135, respectively.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The Company recognized depreciation expense, which includes amortization of capitalized software development costs, as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Cost of revenue	$2,340	$2,938	$4,674	$5,971
Research and development	129	293	244	533
Sales and marketing	31	29	60	58
General and administrative	712	1,078	1,402	1,952
Total depreciation expense	$3,212	$4,338	$6,380	$8,514

7. Intangible Assets
Intangible assets, net consisted of the following as of December 31, 2020:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Amortization Period
Dash acquisition and other intangibles:				(Years)
Customer relationships	$10,396	$(5,111)	$5,285	20
Other, definite lived	3,933	(3,933)	—	2 - 7
Licenses, indefinite lived	764	—	764	Indefinite
Total Dash acquistion and other intangible assets	15,093	(9,044)	6,049

Voxbone acquistion:
Customer relationships	156,559	(1,739)	154,820	15
Developed technology	88,664	(1,478)	87,186	10
Total Voxbone acquisition	245,223	(3,217)	242,006

Total intangible assets, net	$260,316	$(12,261)	$248,055
Intangible assets, net consisted of the following as of June 30, 2021:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Amortization Period
Dash acquisition and other intangibles:				(Years)
Customer relationships	$10,396	$(5,371)	$5,025	20
Other, definite lived	3,933	(3,933)	—	2 - 7
Licenses, indefinite lived	764	—	764	Indefinite
Total Dash acquisition and other intangible assets	15,093	(9,304)	5,789

Voxbone acquisition:
Customer relationships	151,551	(6,735)	144,816	15
Developed technology	85,828	(5,722)	80,106	10
Total Voxbone acquisition	237,379	(12,457)	224,922

Total intangible assets, net	$252,472	$(21,761)	$230,711

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The Company recognized amortization expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Cost of revenue	$—	$2,175	$—	$4,351
General and administrative	130	2,689	260	5,380
Total amortization expense	$130	$4,864	$260	$9,731
The remaining weighted average amortization period for definite lived intangible assets is 12.5 years.
Future estimated amortization expense for definite lived intangible assets is as follows:

As of June 30,
2021
2021 (remaining)	$9,603
2022	19,206
2023	19,206
2024	19,206
2025	19,206
Thereafter	143,520
$229,947

8. Debt
Revolving Loan
On May 25, 2021, the Company terminated the Credit and Security Agreement, dated as of November 4, 2016 as amended and restated as of March 1, 2019, among the Company, Key Bank National Association, and KeyBanc Capital Markets Inc. (the “Credit Agreement”). The agreement provided for a secured $25,000 revolving credit facility. As of December 31, 2020 and at the date of termination, no outstanding indebtedness existed under the Credit Facility and the Company was in compliance with all financial and non-financial covenants.
As of December 31, 2020, unamortized debt issuance costs were $83, of which $74 were included in prepaid expenses and other current assets and $9 were included in other long-term assets. As of June 30, 2021, the outstanding debt issuance costs were $0.
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
Prior to and during the three and six months ended June 30, 2021, the conditional conversion feature of the 2026 Convertible Notes was triggered as the last reported sale price of the Company's Class A common stock was

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

more than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on or after June 30, 2020 (the last trading day of the calendar quarter), and therefore the 2026 Convertible Notes were convertible, in whole or in part, at the option of the holders between July 1, 2020 through June 30, 2021. Whether the 2026 Convertible Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. The Company continues to classify the 2026 Convertible Notes as a long-term liability in its condensed consolidated balance sheet as of June 30, 2021, based on contractual settlement provisions.
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
In accounting for the issuance of the 2026 Convertible Notes, the Company separated the 2026 Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $125,160 and was determined by deducting the fair value of the liability component from the par value of the 2026 Convertible Notes. The difference represents the debt discount that is amortized to interest expense at an effective interest rate of 6.763% over the term of the 2026 Convertible Notes. The carrying amount of the equity component was $57,491 and is recorded in additional paid-in-capital. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, is amortized to interest expense at an annual effective interest rate of 6.907% over the contractual terms of the 2026 Convertible Notes.
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
The 2028 Convertible Notes may bear special interest under specified circumstances relating to the Company's failure to comply with its reporting obligations under the indenture governing the 2028 Convertible Notes (the “2028 Indenture”) or if the 2028 Convertible Notes are not freely tradeable as required by the 2028 Indenture. The 2028 Convertible Notes will mature on April 1, 2028, unless earlier repurchased, redeemed by the Company, or converted pursuant to their terms. The total net proceeds from the 2028 Convertible Notes, after deducting initial purchaser discounts, costs related to the 2028 Capped Calls, and debt issuance costs, paid by the Company, were approximately $216,956.
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
In accounting for the issuance of the 2028 Convertible Notes, the Company separated the 2028 Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $66,908 and was determined by

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

deducting the fair value of the liability component from the par value of the 2028 Convertible Notes. The difference represents the debt discount that is amortized to interest expense at an effective interest rate of 5.125% over the term of the 2028 Convertible Notes. The carrying amount of the equity component was $39,389 and is recorded in additional paid-in-capital. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, is amortized to interest expense at an annual effective interest rate of 4.959% over the contractual terms of the 2028 Convertible Notes.
In accounting for the transaction costs related to the 2028 Convertible Notes, the Company allocated the total amount incurred to the liability and equity components of the 2028 Convertible Notes based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component were approximately $5,525, were recorded as an additional debt discount and are amortized to interest expense using the effective interest method over the contractual terms of the 2028 Convertible Notes. Issuance costs attributable to the equity component of $2,019 were netted with the equity component in stockholders’ equity.
The net carrying amount of the liability components of the 2026 and 2028 Convertible Notes were as follows:

	As of December 31,	As of June 30,
	2020	2021
2026 Convertible Notes:
Principal	$400,000	$400,000
Unamortized discount	(110,546)	(101,450)
Unamortized debt issuance costs	(7,258)	(6,660)
2026 Convertible Notes net carrying amount	282,196	291,890

2028 Convertible Notes:
Principal	—	250,000
Unamortized discount	—	(64,571)
Unamortized debt issuance costs	—	(5,332)
2028 Convertible Notes net carrying amount	—	180,097
Total net carrying amount	$282,196	$471,987
The net carrying amount of the equity components of the 2026 and 2028 Convertible Notes were as follows:

	As of December 31,	As of June 30,
	2020	2021
2026 Convertible Notes:
Proceeds allocated to the conversion options (debt discount)	$125,152	$125,152
Issuance costs	(3,742)	(3,742)
2026 Convertible Notes net carrying amount	121,410	121,410

2028 Convertible Notes:
Proceeds allocated to the conversion options (debt discount)	—	66,908
Issuance costs	—	(2,019)
2028 Convertible Notes net carrying amount	—	64,889
Total net carrying amount	$121,410	$186,299

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The following table sets forth the interest expense recognized related to the 2026 and 2028 Convertible Notes:

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
2026 Convertible Notes:
Contractual interest expense	$249	$250	$345	$500
Amortization of debt discount	4,262	4,587	5,891	9,097
Amortization of debt issuance costs	280	301	386	597
Total interest expense related to the 2026 Convertible Notes	4,791	5,138	6,622	10,194

2028 Convertible Notes:
Contractual interest expense	—	313	—	365
Amortization of debt discount	—	2,004	—	2,337
Amortization of debt issuance costs	—	166	—	194
Total interest expense related to the 2028 Convertible Notes	—	2,483	—	2,896
Total interest expense	$4,791	$7,621	$6,622	$13,090

In connection with the offering of the 2026 and the 2028 Convertible Notes, the Company entered into privately negotiated capped call transactions with certain counterparties (the “2026 Capped Calls” and the “2028 Capped Calls,” respectively, and collectively, the “Capped Calls”). The 2026 Capped Calls and the 2028 Capped Calls each have an initial strike price of approximately $91.03 and $179.27 per share, respectively, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 and the 2028 Convertible Notes. The 2026 Capped Calls and the 2028 Capped Calls have initial cap prices of $137.40 and $260.76 per share subject to certain adjustments, respectively. The 2026 Capped Calls and the 2028 Capped Calls cover, subject to anti-dilution adjustments, approximately 4,394,276 and 1,394,525 shares of Class A common stock for the 2026 Convertible Notes and 2028 Convertible Notes, respectively. The Capped Calls are generally intended to reduce or offset the potential dilution to the Class A common stock upon any conversion of the 2026 Convertible Notes and 2028 Convertible Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The Capped Calls expire on the earlier of (i) the last day on which any convertible securities remain outstanding and (ii) March 1, 2026 for the 2026 Capped Calls and April 1, 2028 for the 2028 Capped Calls, subject to earlier exercise. The Capped Calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including changes in law, insolvency filings, and hedging disruptions. The Capped Call transactions are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost of $43,320 and $25,500 incurred to purchase the 2026 Capped Calls and the 2028 Capped Calls, respectively, was recorded as a reduction to additional paid-in capital in the accompanying condensed consolidated balance sheets.
The Convertible Notes are effectively subordinated to the Company’s future senior secured indebtedness, if any, to the extent of the value of the collateral securing that indebtedness. The Convertible notes are the senior, unsecured obligations of the Company and are equal in right of payment with the Company’s future senior unsecured indebtedness, if any, senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the Convertible Notes and the Convertible Notes will be structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and preferred equity, if any, of the Company’s subsidiaries.

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

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
CPaaS
Revenue	$67,076	$105,039	$126,197	$205,185
Cost of revenue	37,229	56,094	69,121	109,775
Gross profit	$29,847	$48,945	$57,076	$95,410
Other
Revenue	$9,714	$15,619	$19,111	$28,952
Cost of revenue	4,780	9,965	9,247	17,612
Gross profit	$4,934	$5,654	$9,864	$11,340
Consolidated
Revenue	$76,790	$120,658	$145,308	$234,137
Cost of revenue	42,009	66,059	78,368	127,387
Gross profit	$34,781	$54,599	$66,940	$106,750
The Company’s long-lived assets were primarily held in the United States as of December 31, 2020 and June 30, 2021. As of December 31, 2020 and June 30, 2021, long-lived assets held outside of the United States were $11,249 and $10,837, respectively.
The Company generates its revenue primarily in the United States. Revenue by geographic area is detailed in the table below (which is determined based on the customer billing address):

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
CPaaS
United States	$65,207	$92,989	$122,605	$181,851
International	1,869	12,050	3,592	23,334
Total	$67,076	$105,039	$126,197	$205,185

Other
United States	$9,418	$13,916	$18,543	$25,852
International	296	1,703	568	3,100
Total	$9,714	$15,619	$19,111	$28,952

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

10. Stockholders’ Equity
Preferred Stock
As of December 31, 2020 and June 30, 2021, the Company had authorized 10,000,000 shares of undesignated preferred stock, par value $0.001, of which no shares were issued and outstanding.
Common Stock
As of December 31, 2020 and June 30, 2021, the Company had authorized 100,000,000 shares of Class A common stock, par value $0.001 per share, with one vote per share and 20,000,000 shares of Class B common stock, par value $0.001 per share, with ten votes per share. As of December 31, 2020, 22,413,004 and 2,496,125 shares of Class A common stock and Class B common stock, respectively, were issued and outstanding. As of June 30, 2021, 22,891,667 and 2,215,170 shares of Class A common stock and Class B common stock, respectively, were issued and outstanding.
Shares of Class B common stock are convertible into shares of Class A common stock upon the stockholder’s voluntary written notice to the Company’s transfer agent or a transfer by the stockholder, subject to limited exceptions for transfers for estate planning purposes.
Reserved Shares
The Company had reserved shares of Class A common stock for issuance under stock-based award agreements as follows:

	As of December 31,	As of June 30,
	2020	2021
Stock options issued and outstanding	255,000	191,971
Nonvested restricted stock units issued and outstanding	450,614	380,808
Stock-based awards available for grant under the 2017 Plan	2,020,342	3,053,542
	2,725,956	3,626,321

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
Stock Options
The following summarizes the stock option activity for the periods presented:

	Number of options outstanding	Weighted- average exercise price (per share)	Weighted- average remaining contract life (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2020	255,000	$10.82	4.42	$36,426
Granted	—	—
Exercised	(62,223)	12.84		8,179
Forfeited or cancelled	(806)	10.49
Outstanding as of June 30, 2021	191,971	$10.17	3.91	$24,524

Options vested and exercisable at June 30, 2021	170,065	$9.00	3.61	$21,926
Options vested and expected to vest as of June 30, 2021	191,617	$10.15	3.90	$24,483
Aggregate intrinsic value is computed based on the difference between the option exercise price and the fair value of the Company’s common stock as of June 30, 2021, based on the Company’s Class A common stock price as reported on the NASDAQ Global Select Market.
No options were granted for the three and six months ended June 30, 2020 and 2021.
The total estimated grant date fair value of options vested was $83 and $129 for the three and six months ended June 30, 2020, respectively, and $24 and $45 for the three and six months ended June 30, 2021, respectively.
As of June 30, 2021, total unrecognized compensation cost related to all non-vested stock options was $38, which will be amortized over a weighted-average period of 0.21 years.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Restricted Stock Units
The following summarizes the RSU activity for the periods presented:

	Number of awards outstanding	Weighted-average grant date fair value (per share)
Nonvested RSUs as of December 31, 2020	450,614	$51.58
Granted	117,473	152.98
Vested	(157,312)	54.81
Forfeited or cancelled	(29,967)	68.87
Nonvested RSUs as of June 30, 2021	380,808	$81.75
As of June 30, 2021, total unrecognized compensation cost related to non-vested RSUs was $27,172, which will be amortized over a weighted-average period of 2.91 years.
Stock-Based Compensation Expense
The Company recognized total stock-based compensation expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Cost of revenue	$(60)	$66	$115	$138
Research and development	620	666	1,073	1,434
Sales and marketing	376	458	771	1,072
General and administrative	1,489	2,187	2,965	5,123
Total	$2,425	$3,377	$4,924	$7,767

12. Commitments and Contingencies
Operating Leases
The Company leases office space under operating lease agreements that expire over the next 5.5 years. See Note 5, “Right-of-Use Asset and Lease Liabilities” to the condensed consolidated financial statements, for additional details on the Company's operating lease commitments.
Contractual Obligations
On October 25, 2015, the Company entered into an agreement with a telecommunications service provider. The service agreement requires the Company to pay a monthly recurring charge associated with the services received. The service agreement is non-cancellable and contains annual minimum commitments. On August 1, 2020, the Company amended the agreement to require annual minimum commitments of $600 and $300 in 2021 and 2022, respectively. In addition, as of June 30, 2021, the Company has $16,319 in other non-cancellable purchase obligations, consisting of primarily network equipment maintenance and software license contracts, of which $10,569 will be fulfilled within one year.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

On May 27, 2021, the Company entered into the Lease with the Developer for the Conveyed Parcel, together with the Project. The respective obligations of the Company and the Developer under the Lease were conditioned upon the Developer acquiring fee simple title to the Conveyed Parcel, which occurred on June 4, 2021. The Lease term will commence upon the Commencement Date and continue for the Initial Term. It is anticipated that the Commencement Date will occur in May 2023. If the Commencement Date does not occur within one hundred twenty (120) days from the scheduled Commencement Date, the Company shall be entitled to certain rent abatements, as described in the Lease. If the Commencement Date is not delivered within twelve (12) months of the scheduled Commencement Date, the Company may terminate the Lease.
The Company has the option to renew the Initial Term for two ten-year periods. Base rent payments will begin on the Commencement Date. The initial base rent will increase by 1.85% on each anniversary of the Commencement Date. Total lease payments over the Initial Term are approximately $495,000. See Note 5, “Right-of-Use Asset and Lease Liabilities” to the condensed consolidated financial statements, for additional details on the Company's operating lease commitments.
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

13. Employee Benefit Plans
The Company sponsors a U.S. defined contribution 401(k), which allows eligible U.S.-based employees to defer a portion of their compensation. The Company, at its discretion, may make matching contributions. With the acquisition of Voxbone S.A. on November 1, 2020, the Company assumed sponsorship for Voxbone S.A.’s U.S. defined contribution 401(k). In connection with that acquisition, the Company also assumed sponsorship for a non-U.S. defined contribution plan for which it pays fixed contributions into a separate entity. The Company has no legal or constructive obligations to pay further contributions if the fund does not hold sufficient assets to pay all employees the benefits relating to employee service in the current or prior periods. The contributions are recognized as employee benefit expense when they are due. The Company made matching contributions for the defined contribution plans of $475 and $1,109 for the three and six months ended June 30, 2020, respectively, and $841 and $1,753 for the three and six months ended June 30, 2021, respectively.
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
The Company reports the service cost component of net periodic benefit cost in the same line item as other compensation costs arising from the services rendered by the employee and records the other components of net periodic benefit cost in other expense, net. Net periodic benefit costs for the non-U.S. defined benefit pension plan were $0 for the three and six months ended June 30, 2020, and $114 and $218 for the three and six months ended June 30, 2021, respectively.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Pretax amounts for net periodic benefit cost and other amounts for the defined benefit pension plans consisted of the following components:

	Three months ended June 30,	Six months ended June 30,
	2021	2021
Service cost	$111	$214
Interest cost	6	11
Return on plan assets	(3)	(7)
Net periodic pension cost	114	218
Total recognized in net periodic benefit cost	$114	$218

Defined benefit cost:
Expected long-term rate of return on plan assets	0.50%	0.50%

14. Income Taxes
At the end of each interim reporting period, the Company determines the income tax provision by using an estimate of the annual effective tax rate, adjusted for discrete items occurring in the quarter. The effective income tax rate reflects the effect of federal and state income taxes and the permanent impacts of differences in book and tax accounting.
The Company’s effective tax rate was (399.1)% and (173.8)% for the three and six months ended June 30, 2020, respectively, and (4.1)% and 0.5% for the three and six months ended June 30, 2021, respectively. The change in tax rate is primarily due to the valuation allowance recorded against U.S. deferred tax assets and the mix of earnings between various jurisdictions. The Company continues to maintain a valuation allowance for its U.S. federal and state net deferred tax assets.
Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established.
The Company’s effective tax rate for the three and six months ended June 30, 2021 is lower than the U.S. federal statutory rate of 21.0% primarily due to the valuation allowance recorded against U.S. deferred tax assets.

15. Related Parties
On April 20, 2015, the Company created a wholly owned subsidiary, Relay, Inc. (f/k/a Republic Wireless, Inc.) (“Relay”), which was incorporated in Delaware. On November 30, 2016, the Company completed a pro-rata distribution of the common stock of Relay to its stockholders of record as of the close of business (the “Spin-Off”). In connection with the Spin-Off on November 30, 2016, the Company and Relay entered into certain agreements in order to govern the ongoing relationships between the two companies after the Spin-Off and to provide for an orderly transition. The agreements include a Transition Services Agreement, Facilities Sharing Agreement, Tax Sharing Agreement, and Master Services Agreement. The equity holders of the Company pre-initial public offering are comprised of substantially the same individuals and entities that are the equity owners of Relay. The Company has determined the equity owners of Relay are related parties of Bandwidth. The Company has certain involvement with Relay via ongoing services arrangements, with these ongoing services arrangements creating a variable interest in Relay. The Company assessed the relationship with Relay under guidance for variable interest entities (“VIE”). Because investors in Relay have disproportionate voting rights, the Company concluded that Relay is a VIE, but the

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Company is not a primary beneficiary. The Company’s maximum exposure to loss relating to this VIE is limited to amounts due under the service agreements between the Company and Relay.
The Company recorded a reduction of rent expense under the Facilities Sharing Agreement of $96 and $192 for the three and six months ended June 30, 2020, respectively, and $96 and $192 for the three and six months ended June 30, 2021, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations. No amounts were due to the Company under the Facilities Sharing Agreement as of December 31, 2020 and June 30, 2021.
The Tax Sharing Agreement governs rights and obligations after the Spin-Off regarding income taxes and other taxes, including tax liabilities and benefits, attributes, returns and contests. There were no amounts outstanding or payable under this agreement as of December 31, 2020 and June 30, 2021.
The Master Services Agreement specifies certain wholesale telecommunications services to be provided by the Company. The agreement is cancellable at any time by either party. The Company provided telecommunication services to Relay of $583 and $1,116 for the three and six months ended June 30, 2020, respectively, and $462 and $949 for the three and six months ended June 30, 2021, respectively. The Company recognized such amounts as revenue in the accompanying condensed consolidated statements of operations. As of December 31, 2020 and June 30, 2021, the Company had a receivable of $170 and $154, respectively, under the Master Services Agreement.
On March 1, 2019, an amendment to the current Master Services Agreement was executed. Pursuant to the terms of the new agreement, Relay receives reduced pricing on its messaging services, effective April 1, 2019. All other terms and conditions of the existing agreement remain. On June 20, 2019, Relay executed a further amendment to the current Master Services Agreement. Pursuant to the terms of the June 20, 2019 amendment, Relay receives reduced pricing on its outbound voice services effective on June 20, 2019.
Subsequent to the expiration of the 180-day IPO blackout window on May 9, 2018, Relay employees that held Bandwidth stock options began exercising their options. Upon exercise, Bandwidth withholds the employee tax amounts due from the proceeds. Bandwidth had collected on behalf of, and remitted withholding tax to, Relay of $241 and $549 for the three and six months ended June 30, 2020, respectively, and $0 and $344 for the three and six months ended June 30, 2021, respectively. As of December 31, 2020 and June 30, 2021, the Company had no outstanding amounts due to Relay.
On September 30, 2019, the Company entered into a services agreement with Relay. Pursuant to the terms of the new agreement, Relay receives services performed by the Company’s legal department, effective September 30, 2019. The Company is compensated by Relay for these services based on costs incurred by the Company. The Company received net compensation under this agreement of $16 and $47 for the three and six months ended June 30, 2020, respectively, and $6 and $13 for the three and six months ended June 30, 2021, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations. As of December 31, 2020 and June 30, 2021, the Company had a receivable of $2 under this agreement.

16. Basic and Diluted Loss per Common Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The Company is in a net loss position for the three and six months ended June 30, 2020 and 2021 and therefore diluted shares equals basic shares.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The components of basic and diluted loss per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Earnings per share
Net loss attributable to common stockholders	$(20,641)	$(6,928)	$(21,699)	$(12,244)
Net loss per share:
Basic	$(0.86)	$(0.28)	$(0.91)	$(0.49)
Diluted	$(0.86)	$(0.28)	$(0.91)	$(0.49)
Weighted Average Number of Common Shares Outstanding
Basic	23,973,663	25,096,026	23,768,616	25,056,208
Diluted	23,973,663	25,096,026	23,768,616	25,056,208
The common share equivalents with anti-dilutive effects excluded from the weighted average shares used to calculate net loss per common share for the three and six months ended June 30, 2020 consisted of 313,956 stock options and 468,797 nonvested RSUs outstanding. For the three and six months ended June 30, 2021, this consisted of 191,971 stock options, 380,808 nonvested RSUs outstanding, respectively, and 1,206,493 and 1,509,313 from convertible debt conversion for the three and six months ended June 30, 2021, respectively.

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

Overview
We are a leading global enterprise cloud communications company. Our solutions include a broad range of software Application Programming Interfaces (“APIs”) for voice, messaging and emergency services. Our sophisticated and easy-to-use software APIs allow enterprises to enhance their products and services by incorporating advanced, global connectivity for voice, messaging and emergency services communications capabilities. Companies use our platform to more frequently and seamlessly connect with their end users, add voice calling capabilities to applications and devices, transition from on-premise to cloud-based communication tools and applications, integrate messaging capabilities into applications or software, build interactive voice response systems for contact centers, and offer end users new mobile application experiences including emergency services and improve employee productivity, among other use cases. We have established a reputation as a leader in the Communications Platform-as-a-Service (“CPaaS”) space through our innovation-rich culture and focus on empowering enterprises with end-to-end communications solutions.
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
For the three months ended June 30, 2020 and 2021, total revenue was $76.8 million and $120.7 million, respectively. For the three months ended June 30, 2020 and 2021, CPaaS revenue was $67.1 million and $105.0 million, respectively, representing an increase of 57%. Net loss for the three months ended June 30, 2020 and 2021 was $20.6 million and $6.9 million, respectively. For the three months ended June 30, 2020 and 2021, the number of active CPaaS customer accounts was 1,900 and 3,051, respectively, representing a year over year increase of 61%.
Acquisition of Voxbone
On November 2, 2020, we acquired all of the A Ordinary Shares, B Ordinary Shares and C Ordinary Shares of Voice Topco Limited (“Voice Topco”) through a Share Purchase Agreement (the “Share Purchase Agreement”

Management’s Discussion and Analysis
and such purchase, the “Share Purchase”) (the “Acquisition”). Voice Topco directly or indirectly holds all of the issued and outstanding shares of Voxbone S.A., which (with its subsidiaries) is the operating subsidiary of Voice Topco. The Acquisition was valued at €446 million. As consideration for the Share Purchase, we (i) paid the Sellers (as defined in the Share Purchase Agreement) approximately $400 million (or approximately €338 million based on prevailing exchange rates at the close of business on October 9, 2020) at the Closing (as disclosed in the Share Purchase Agreement) and (ii) issued to the Sellers at the Closing shares of our Class A common stock, with an aggregate value of approximately €108 million (or approximately $128 million based on prevailing exchange rates at the close of business on October 9, 2020).

COVID-19 Update
In December 2019, a novel coronavirus disease (“COVID-19”) was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. The broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain. The COVID-19 pandemic and its adverse effects have been prevalent in the locations where we, our customers, suppliers and third-party business partners conduct business. During the three months ended June 30, 2021, we experienced stable or increased usage by our customers that had been most impacted by COVID-19, including large enterprise customers that offer unified communications as a service (“UCaaS”) and meeting solutions, travel, hospitality and ridesharing services, among others. We acknowledge that there may be additional impacts to the economy and our business going forward as a result of COVID-19, and we expect that there may be some volatility in customer demand and buying habits as the pandemic continues. Recently, we have re-opened our U.S. offices for employees to return, subject to applicable government regulations. Appropriate measures are being taken to protect the health of our employees who return to the office. We have also reinstated business travel, subject to applicable government regulations. As the COVID-19 pandemic abates, we may experience curtailed customer demand that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we may experience impact from enterprises reducing usage of our services or delaying decisions to implement our services. As a result, the effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See “Item 1A. Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

Key Performance Indicators
We monitor the following key performance indicators (“KPIs”) to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. We believe the following KPIs are useful in evaluating our business:

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021

	(Dollars in thousands)
Number of active CPaaS customers (as of period end)	1,900	3,051	1,900	3,051
Dollar-based net retention rate	133%	114%	130%	120%
Adjusted EBITDA	$5,522	$13,757	$8,621	$27,153
Free cash flow	$2,671	$(18,942)	$(9,364)	$(16,817)

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
For the three and six months ended June 30, 2020 and 2021, revenue from active CPaaS customer accounts represented approximately 99% of total CPaaS revenue.
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
For the three months ended June 30, 2020 and 2021, we generated 74% and 73% of our CPaaS revenue, respectively, from usage-based fees. We also earn monthly fees from services such as phone number services and 911 access services. For the three months ended June 30, 2020 and 2021, we generated 24% and 25% of our CPaaS revenue, respectively, in each period from monthly per unit fees. The remaining 2% of our CPaaS revenue is generated from other miscellaneous services.

Management’s Discussion and Analysis
For the six months ended June 30, 2020 and 2021, we generated 73% of our CPaaS revenue from usage-based fees. We also earn monthly fees from services such as phone number services and 911 access services. For the six months ended June 30, 2020 and 2021, we generated 25% of our CPaaS revenue in each period from monthly per unit fees. The remaining 2% of our CPaaS revenue is generated from other miscellaneous services.
The remainder of our revenue is generated by our Other segment. Other revenue is composed of revenue earned from our non-CPaaS legacy services and indirect revenue. Other revenue as a percentage of total revenue is expected to continue to decline over time.
We recognize accounts receivable at the time the customer is invoiced. Additionally, we record a receivable for unbilled revenue if the services have been delivered and are billable in subsequent periods. Unbilled revenue made up 54% and 50% of outstanding accounts receivable, net of allowance for doubtful accounts, as of June 30, 2020 and 2021, respectively.
Cost of Revenue and Gross Margin
CPaaS cost of revenue consists primarily of fees paid to other network service providers from whom we buy services such as minutes of use, phone numbers, messages, porting of customer numbers and network circuits. Cost of revenue also contains costs related to support of our IP voice network, web services, cloud infrastructure, capacity planning and management, rent for network facilities, software licenses, hardware and software maintenance fees and network engineering services. Personnel costs (including non-cash stock-based compensation expenses) associated with personnel who are responsible for the delivery of services, operation and maintenance of our communications network, and customer support, as well as third-party support agreements and depreciation of network equipment, amortization of internally developed software and gain (loss) on disposal of property and equipment are also included in cost of revenue.
Other cost of revenue consists of costs supporting non-CPaaS services including leased circuit costs paid to third party providers, internet connectivity expenses, minutes of use, direct operations, contractors, regulatory fees, surcharges and other pass-through costs and software and hardware maintenance fees.
Gross margin is calculated by subtracting cost of revenue from revenue, divided by total revenue, expressed as a percentage. Our cost of revenue and gross margin have been, and will continue to be, affected by several factors, including the timing and extent of our investments in our network, our ability to manage off-network minutes of use and messaging costs, the product mix of revenue, the timing of amortization of capitalized software development costs and fluctuations in the price we charge our customers for services.
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
We focus our sales and marketing efforts on creating sales leads and establishing and promoting our brand. We plan to continue to invest in sales and marketing in order to expand our CPaaS customer base by growing headcount, driving our go-to-market strategies, building brand awareness, advertising and sponsoring additional industry marketing events.
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
Income Taxes
For the three months ended June 30, 2020 and 2021, our effective tax rate was (399.1)% and (4.1)%, respectively. The increase in our effective tax rate is primarily due to the change in judgment related to the realizability of certain deferred tax assets and the resulting valuation allowance.
For the six months ended June 30, 2020 and 2021, our effective tax rate was (173.8)% and 0.5%, respectively. The increase in our effective tax rate is primarily due to the change in judgment related to the realizability of certain deferred tax assets and the resulting valuation allowance.
Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of June 30, 2021, the Company continues to maintain a valuation allowance for its U.S. federal and state and U.K. net deferred tax assets.

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

Management’s Discussion and Analysis
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

Management’s Discussion and Analysis
Consolidated

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021

	(In thousands)
Consolidated Gross Profit	$34,781	$54,599	$66,940	$106,750
Consolidated Gross Profit Margin %	45%	45%	46%	46%
Depreciation	2,340	2,938	4,674	5,971
Amortization of acquired intangible assets	—	2,175	—	4,351
Stock-based compensation	(60)	66	115	138
Non-GAAP Gross Profit	$37,061	$59,778	$71,729	$117,210
Non-GAAP Gross Margin %	48%	50%	49%	50%
By Segment
CPaaS

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021

	(In thousands)
CPaaS Gross Profit	$29,847	$48,945	$57,076	$95,410
CPaaS Gross Profit Margin %	44%	47%	45%	46%
Depreciation	2,340	2,938	4,674	5,971
Amortization of acquired intangible assets	—	2,175	—	4,351
Stock-based compensation	(60)	66	115	138
Non-GAAP CPaaS Gross Profit	$32,127	$54,124	$61,865	$105,870
Non-GAAP CPaaS Gross Margin %	48%	52%	49%	52%
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

Management’s Discussion and Analysis
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

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021

	(In thousands)
Net loss	$(20,641)	$(6,928)	$(21,699)	$(12,244)
Stock-based compensation	2,425	3,377	4,924	7,767
Amortization of acquired intangibles	130	4,864	260	9,731
Amortization of debt discount and issuance costs for convertible debt	4,542	7,058	6,277	12,225
Loss on disposal of property and equipment	27	135	260	336
Estimated tax effects of adjustments (1)	1,160	(86)	—	(1,154)
Valuation allowance (2)	14,173	154	14,173	215
Income tax benefit of equity compensation	1,292	—	—	—
Non-GAAP net income	$3,108	$8,574	$4,195	$16,876

Net loss per share
Basic	$(0.86)	$(0.28)	$(0.91)	$(0.49)
Diluted	$(0.86)	$(0.28)	$(0.91)	$(0.49)

Non-GAAP net income per Non-GAAP share
Basic	$0.13	$0.34	$0.18	$0.67
Diluted	$0.13	$0.32	$0.17	$0.63

Non-GAAP weighted average number of shares outstanding
Non-GAAP basic shares	23,973,663	25,096,026	23,768,616	25,056,208
Convertible debt conversion	—	1,206,493	—	1,509,313
Stock options issued and outstanding	444,739	178,079	616,929	193,191
Nonvested RSUs outstanding	288,964	173,769	278,746	225,338
Non-GAAP diluted shares	24,707,366	26,654,367	24,664,291	26,984,050
________________________
(1) The Non-GAAP tax-effect is determined using a blended rate of statutory tax rates in the jurisdictions where the Company has tax filings. When the Company has a valuation allowance recorded and no tax benefits will be recognized, the rate in that jurisdiction is considered to be zero. The rate was 0.0% and 3.8% for the six months ended June 30, 2020 and 2021, respectively.
(2) The Company recognized a tax expense of $14,173 to record a valuation allowance on U.S. deferred tax assets in the three and six months ended June 30, 2020 and $154 and $215 in the three and six months ended June 30, 2021, respectively.

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

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021

	(In thousands)
Net loss	$(20,641)	$(6,928)	$(21,699)	$(12,244)
Income tax benefit (1) (2)	16,505	272	13,773	(60)
Interest expense, net	3,864	7,699	4,723	13,109
Depreciation	3,212	4,338	6,380	8,514
Amortization	130	4,864	260	9,731
Stock-based compensation	2,425	3,377	4,924	7,767
Loss on disposal of property and equipment	27	135	260	336
Adjusted EBITDA	$5,522	$13,757	$8,621	$27,153
________________________
(1) Includes excess tax benefits associated with the exercise of stock options and vesting of restricted stock units of $(1,292) and $0 for the three and six months ended June 30, 2020, respectively, and $0 for the three and six months ended June 30, 2021.
(2) Includes $14,173 of tax expense to record a valuation allowance on U.S. deferred tax assets for the three and six months ended June 30, 2020 and $154 and $215 for the three and six months ended June 30, 2021, respectively.
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

Management’s Discussion and Analysis

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021

	(In thousands)
Net cash provided by (used in) operating activities	$7,291	$(1,164)	$(316)	$8,845
Net cash used in investing in capital assets (1) (2)	(4,620)	(17,778)	(9,048)	(25,662)
Free cash flow	$2,671	$(18,942)	$(9,364)	$(16,817)
________________________
(1) Represents the acquisition cost of property, equipment and capitalized development costs for software for internal use.
(2) Includes the net cash used from the purchase of land of $(30,017) offset by the proceeds from sale of land of $17,462 from investing activities of the statement of cash flows for the six months ended June 30, 2021.

Results of Operations
Consolidated Results of Operations
The following table sets forth the consolidated statements of operations for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021

	(In thousands)
Revenue:
CPaaS revenue	$67,076	$105,039	$126,197	$205,185
Other revenue	9,714	15,619	19,111	28,952
Total revenue	76,790	120,658	145,308	234,137
Cost of revenue:
CPaaS cost of revenue	37,229	56,094	69,121	109,775
Other cost of revenue	4,780	9,965	9,247	17,612
Total cost of revenue	42,009	66,059	78,368	127,387
Gross profit:
CPaaS	29,847	48,945	57,076	95,410
Other	4,934	5,654	9,864	11,340
Total gross profit	34,781	54,599	66,940	106,750
Operating expenses:
Research and development	9,554	12,817	19,084	26,150
Sales and marketing	8,655	12,584	18,072	24,576
General and administrative	16,840	28,264	32,936	55,127
Total operating expenses	35,049	53,665	70,092	105,853
Operating (loss) income	(268)	934	(3,152)	897
Other expense, net
Interest expense, net	(3,864)	(7,699)	(4,723)	(13,109)
Other (expense) income, net	(4)	109	(51)	(92)
Total other expense, net	(3,868)	(7,590)	(4,774)	(13,201)
Loss before income taxes	(4,136)	(6,656)	(7,926)	(12,304)
Income tax (provision) benefit	(16,505)	(272)	(13,773)	60
Net loss	$(20,641)	$(6,928)	$(21,699)	$(12,244)

Management’s Discussion and Analysis
The following table sets forth our results of operations as a percentage of our total revenue for the periods presented. *

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Revenue:
CPaaS revenue	87%	87%	87%	88%
Other revenue	13%	13%	13%	12%
Total revenue	100%	100%	100%	100%
Cost of revenue:
CPaaS cost of revenue	48%	46%	48%	47%
Other cost of revenue	6%	8%	6%	8%
Total cost of revenue	54%	54%	54%	55%
Gross profit:
CPaaS	39%	41%	39%	41%
Other	6%	5%	7%	5%
Total gross profit	45%	45%	46%	46%
Operating expenses:
Research and development	12%	11%	13%	11%
Sales and marketing	11%	10%	12%	10%
General and administrative	22%	23%	23%	24%
Total operating expenses	45%	44%	48%	45%
Operating (loss) income	—%	1%	(2)%	—%
Other expense, net
Interest expense, net	(5)%	(6)%	(3)%	(6)%
Other (expense) income, net	—%	—%	—%	—%
Total other expense, net	(5)%	(6)%	(3)%	(6)%
Loss before income taxes	(5)%	(6)%	(5)%	(5)%
Income tax (provision) benefit	(21)%	—%	(9)%	—%
Net loss	(27)%	(6)%	(15)%	(5)%
(*) Columns may not foot due to rounding.

Management’s Discussion and Analysis
Comparison of the three months ended June 30, 2020 and 2021
Revenue

	Three months ended June 30,
	2020	2021	Change

	(Dollars in thousands)
Revenue:
CPaaS revenue	$67,076	$105,039	$37,963	57%
Other revenue	9,714	15,619	5,905	61%
Total revenue	$76,790	$120,658	$43,868	57%
For the three months ended June 30, 2021, total revenue increased by $43.9 million, or 57%, and CPaaS revenue increased by $38.0 million, or 57%, compared to the same period in 2020. Our Acquisition contributed $26.9 million of this increase of total revenue and $26.0 million to CPaaS revenue. Excluding the higher amounts attributable to the Acquisition, revenue from all of our CPaaS offerings increased from the same period in 2020 led by growth in our phone number services and 911-enabled phone number services of $5.9 million and voice and messaging offerings of $4.3 million. Across our CPaaS offerings, slightly higher usage pricing benefited CPaaS revenue by $1.8 million with the remaining increase in CPaaS revenue driven by usage volume growth. These benefits in pricing and usage volume period over period were reflected in our dollar-based net retention rate of 114%. Revenue from new CPaaS customers also contributed $2.4 million, or 4%, to CPaaS revenue for 2021 compared to $3.3 million, or 7%, in the same period in 2020.
The increase in usage was also attributable to a 61% increase in the number of active CPaaS customer accounts, from 1,900 as of June 30, 2020 to 3,051 as of June 30, 2021. As a percentage of total revenue, CPaaS revenue remained at 87% from 2020 to the same period in 2021.
Other revenue increased by $5.9 million, or 61%, in 2021 primarily due to higher indirect revenue, which increased by $5.2 million primarily due to an increase in messaging surcharges and indirect voice revenue, and $1.0 million due to the Acquisition. Legacy revenue, as expected, continued to decline and decreased by $0.3 million, compared to the same period in 2020.
Cost of Revenue and Gross Margin

	Three months ended June 30,
	2020	2021	Change

	(Dollars in thousands)
Cost of revenue:
CPaaS cost of revenue	$37,229	$56,094	$18,865	51%
Other cost of revenue	4,780	9,965	5,185	108%
Total cost of revenue	$42,009	$66,059	$24,050	57%
Gross profit	$34,781	$54,599	$19,818	57%
Gross margin:
CPaaS	44%	47%
Other	51%	36%
Total gross margin	45%	45%

Management’s Discussion and Analysis
For the three months ended June 30, 2021, total gross profit increased by $19.8 million, or 57%, compared to the same period in 2020. Total gross margins were 45% for the three months ended June 30, 2020 and 2021. For the three months ended June 30, 2021, CPaaS cost of revenue increased by $18.9 million, or 51%, compared to the same period in 2020. CPaaS cost of revenue increased due to an increase in voice usage costs of $7.3 million due to growth in minutes used by customers. Cost of messaging increased by $2.7 million due to growth in messages used by customers, in addition to an increased cost per message.
Network costs also increased $6.2 million due to network expansions and amortization expense. Cost of phone numbers and 911 increased by $2.7 million. CPaaS gross margin increased from 44% to 47% for the three months ended June 30, 2020 and 2021, respectively.
Excluding depreciation, amortization and stock-based compensation of $2.3 million for the three months ended June 30, 2020 and $5.2 million for the three months ended June 30, 2021, CPaaS Non-GAAP gross margins were 48% and 52%, and total Non-GAAP gross margins were 48% and 50% for the three months ended June 30, 2020 and 2021, respectively. The increase Non-GAAP gross margins were mostly due to the inclusion of higher margin Voxbone business.
For the three months ended June 30, 2021, other cost of revenue increased by $5.2 million compared to the same period in 2020, due to indirect revenue related to messaging surcharges.
Operating Expenses

	Three Months Ended June 30,
	2020	2021	Change

	(Dollars in thousands)
Research and development	$9,554	$12,817	$3,263	34%
Sales and marketing	8,655	12,584	3,929	45%
General and administrative	16,840	28,264	11,424	68%
Total operating expenses	$35,049	$53,665	$18,616	53%
For the three months ended June 30, 2021, R&D expenses related to the expansion of our product offerings increased by $3.3 million, or 34%, compared to the same period in 2020. This increase was primarily due to increased personnel costs of $2.5 million including the impact of growth in headcount as a result of the Acquisition.
For the three months ended June 30, 2021, sales and marketing expenses increased by $3.9 million, or 45%, compared to the period in 2020, primarily due to an overall increase in sales personnel costs of $2.5 million including the impact of growth in headcount as a result of the Acquisition, and an increase in non-headcount costs of $1.4 million.
For the three months ended June 30, 2021, general and administrative expenses increased by $11.4 million, or 68%, compared to the same period in 2020. This increase was due to higher personnel cost of $4.0 million due to the impact of growth in headcount as a result of the Acquisition, depreciation and amortization costs of $3.1 million, professional costs of $1.9 million, facilities costs of $1.1 million, and other costs of $1.3 million.
As a percentage of revenue, total operating expenses for the three months ended June 30, 2020 and 2021 decreased from 46% to 44%, respectively, as operating expenditures growth exceeded corresponding growth in revenue in 2021.
Interest Expense, Net
For the three months ended June 30, 2021, interest expense, net increased by $3.8 million compared to the same period in 2020, due to a $2.9 million increase in interest expense related to the Convertible Notes and a $0.8 million decrease in interest income from the investment of follow-on equity offering proceeds. See Note 8, “Debt” to the condensed consolidated financial statements, for additional details.

Management’s Discussion and Analysis
Income Tax Benefit
For the three months ended June 30, 2021, income tax expense decreased by $16.2 million compared to the same period in 2020. The effective tax rate for the three months ended June 30, 2021 was (4.1)% compared to (399.1)% in the same period in 2020. The increase in our effective tax rate is primarily due to the change in judgment related to the realizability of certain deferred tax assets and the resulting valuation allowance.
Comparison of the six months ended June 30, 2020 and 2021
Revenue

	Six months ended June 30,
	2020	2021	Change

	(Dollars in thousands)
Revenue:
CPaaS revenue	$126,197	$205,185	$78,988	63%
Other revenue	19,111	28,952	9,841	51%
Total revenue	$145,308	$234,137	$88,829	61%
For the six months ended June 30, 2021, total revenue increased by $88.8 million, or 61%, and CPaaS revenue increased by $79.0 million, or 63%, compared to the same period in 2020. Our Acquisition contributed $49.2 million of this increase to total revenue and $47.2 million to CPaaS revenue. Excluding the higher amounts attributable to the Acquisition, revenue from all of our CPaaS offerings increased from the same period in 2020 led by growth in our voice and messaging offerings of $18.4 million and phone number services and 911-enabled phone number services of $11.9 million. Across our CPaaS offerings, slightly higher usage pricing benefited CPaaS revenue by $1.5 million with the remaining increase in CPaaS revenue driven by usage volume growth. These benefits in pricing and usage volume period over period were reflected in our dollar-based net retention rate of 120%. Revenue from new CPaaS customers contributed $7.4 million, or 6%, to CPaaS revenue for 2021 compared to $5.9 million, or 6%, in the same period in 2020.
The increase in usage was also attributable to a 61% increase in the number of active CPaaS customer accounts, from 1,900 as of June 30, 2020 to 3,051 as of June 30, 2021. As a percentage of total revenue, CPaaS revenue increased from 87% to 88% from 2020 to the same period in 2021.
Other revenue increased by $9.8 million, or 51%, in 2021 primarily due to higher indirect revenue, which increased by $8.6 million primarily due to an increase in messaging surcharges and indirect voice revenue, and $1.9 million due to the Acquisition. Legacy revenue, as expected, continued to decline and decreased by $0.7 million, compared to the same period in 2020.

Management’s Discussion and Analysis
Cost of Revenue and Gross Margin

	Six months ended June 30,
	2020	2021	Change

	(Dollars in thousands)
Cost of revenue:
CPaaS cost of revenue	$69,121	$109,775	$40,654	59%
Other cost of revenue	9,247	17,612	8,365	90%
Total cost of revenue	$78,368	$127,387	$49,019	63%
Gross profit	$66,940	$106,750	$39,810	59%
Gross margin:
CPaaS	45%	46%
Other	52%	39%
Total gross margin	46%	46%
For the six months ended June 30, 2021, total gross profit increased by $39.8 million, or 59%, compared to the same period in 2020. Total gross margins were 46% for the six months ended June 30, 2020 and 2021. For the six months ended June 30, 2021, CPaaS cost of revenue increased by $40.7 million, or 59%, compared to the same period in 2020. CPaaS cost of revenue increased due to an increase in voice usage costs of $17.4 million due to growth in minutes used by customers. Cost of messaging increased by $5.4 million due to growth in messages used by customers, including an increased cost per message.
Network costs also increased $12.6 million due to network expansions and amortization expense. Cost of phone numbers and 911 increased by $5.2 million. CPaaS gross margin increased from 45% to 46% for the six months ended June 30, 2020 and 2021.
Excluding depreciation, amortization and stock-based compensation of $4.8 million for the six months ended June 30, 2020 and $10.5 million for the six months ended June 30, 2021, CPaaS Non-GAAP gross margins were 49% and 52%, respectively, and total Non-GAAP gross margins were 49% and 50%, respectively, for the six months ended June 30, 2020 and 2021. The increase Non-GAAP gross margins were mostly due to the inclusion of higher margin Voxbone business.
For the six months ended June 30, 2021, other cost of revenue increased by $8.4 million compared to the same period in 2020, primarily due to a $8.5 million increase in cost of indirect revenue related to messaging surcharges offset by a $0.1 million decrease in costs as a result of the expected churn in legacy services.
Operating Expenses

	Six months ended June 30,
	2020	2021	Change

	(Dollars in thousands)
Research and development	$19,084	$26,150	$7,066	37%
Sales and marketing	18,072	24,576	6,504	36%
General and administrative	32,936	55,127	22,191	67%
Total operating expenses	$70,092	$105,853	$35,761	51%
For the six months ended June 30, 2021, R&D expenses related to the expansion of our product offerings increased by $7.1 million, or 37%, compared to the same period in 2020. This increase was primarily due to increased personnel costs of $5.9 million including the impact of growth in headcount as a result of the Acquisition, and an increase in non-headcount costs of $1.1 million.

Management’s Discussion and Analysis
For the six months ended June 30, 2021, sales and marketing expenses increased by $6.5 million, or 36%, compared to the period in 2020, primarily due to an overall increase in sales personnel costs of $4.7 million including the impact of growth in headcount as a result of the Acquisition, and an increase in non-headcount costs of $1.8 million.
For the six months ended June 30, 2021, general and administrative expenses increased by $22.2 million, or 67%, compared to the same period in 2020. This increase was primarily due to higher personnel cost of $9.3 million resulting from the impact of growth in headcount as a result of the Acquisition, depreciation and amortization costs of $5.8 million, professional costs of $3.6 million, facilities costs of $1.8 million, and other costs of $1.7 million.
As a percentage of revenue, total operating expenses for the six months ended June 30, 2020 and 2021 decreased from 48% to 45%, respectively, as operating expenditures growth exceeded corresponding growth in revenue in 2021.
Interest Expense, Net
For the six months ended June 30, 2021, interest expense, net increased by $8.4 million compared to the same period in 2020, due to a $6.6 million increase in interest expense related to the Convertible Notes and a $1.7 million decrease in interest income from the investment of follow-on equity offering proceeds. See Note 8, “Debt” to the condensed consolidated financial statements, for additional details.
Income Tax Benefit
For the six months ended June 30, 2021, income tax expense decreased by $13.8 million compared to the same period in 2020 resulting in a net tax benefit. The effective tax rate for the six months ended June 30, 2021 was 0.5% compared to (173.8)% in the same period in 2020. The increase in our effective tax rate is primarily due to the change in judgment related to the realizability of certain deferred tax assets and the resulting valuation allowance.
Liquidity and Capital Resources
To date, our principal sources of liquidity have been the proceeds of $74.4 million from our initial public offering in November 2017, $147.4 million from our follow-on public offering in March 2019, $344.7 million from our issuance of the 2026 Convertible Notes in February 2020 and $217.0 million from our issuance of the 2028 Convertible Notes in March 2021, each net of underwriting discounts and commissions, in addition to free cash flow driven by payments received from customers using our services. We believe that our cash and cash equivalents balances and the cash flows generated by our operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our belief may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors.” We may be required to seek additional equity or debt financing in order to meet these future capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.
Statement of Cash Flows
The following table summarizes our cash flows for the periods indicated:

Management’s Discussion and Analysis

	Six months ended June 30,
	2020	2021

	(In thousands)
Net cash (used in) provided by operating activities	$(316)	$8,845
Net cash (used in) provided by investing activities	(239,828)	14,338
Net cash provided by financing activities	347,057	214,197
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8)	204
Net increase in cash, cash equivalents, and restricted cash	$106,905	$237,584

Cash Flows from Operating Activities
For the six months ended June 30, 2021, net cash provided by operating activities was $8.8 million, consisting of net loss of $12.2 million adjusted for non-cash items of $41.7 million, and offset by cash used by changes in operating assets and liabilities of $20.6 million.
Cash used in operating assets and liabilities included an increase in accounts receivable of $8.2 million, a decrease in accrued expenses and other liabilities of $6.3 million, a decrease in operating right-of-use liability of $2.9 million, an increase in prepaid expenses and other assets of $3.7 million, and an increase of deferred costs of $0.8 million. Offsetting these cash use items in assets and liabilities were an increase in accounts payable of $1.1 million, and an increase in deferred revenue and advanced billings of $0.2 million.
The non-cash items included depreciation and amortization expense of $18.2 million, amortization of debt discount and issuance costs of $12.3 million, stock-based compensation expenses of $7.8 million, right-of-use asset amortization of $2.8 million, loss on disposal of property and equipment of $0.3 million, and deferred tax expense of $0.2 million.
For the six months ended June 30, 2020, net cash used in operating activities was 0.3 million, consisting of net loss of $21.7 million adjusted for non-cash items of 34.7 million and offset by cash used by changes in operating assets and liabilities of $13.3 million.
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
The non-cash items included deferred tax expense of $14.3 million, depreciation and amortization expense of $6.6 million, amortization of debt discount and issuance costs of $6.3 million, stock-based compensation expenses of $4.9 million, right-of-use asset amortization of $2.3 million, and loss on disposal of property and equipment of $0.3 million.
Cash Flows from Investing Activities
For the six months ended June 30, 2021, net cash provided by investing activities was $14.3 million. Cash provided by investing activities was the proceeds from sales and maturities of other investments of $40.0 million, proceeds from the sale of land of $17.4 million, offset by the purchase of land of $30.0 million, purchase of property and equipment of $10.7 million and capitalized internally developed software costs of $2.4 million.
For the six months ended June 30, 2020, net cash used in investing activities was $239.8 million from the purchase of other investments of $230.8 million, the purchase of property and equipment of $7.6 million and capitalized internally developed software costs of $1.5 million.

Management’s Discussion and Analysis
Cash Flows from Financing Activities
For the six months ended June 30, 2021, net cash provided by financing activities was $214.2 million consisting primarily of $250.0 million in proceeds from the issuance of the 2028 Convertible Notes and $0.8 million in proceeds from the issuance of stock options, partially offset by $25.5 million in the purchase of the 2028 Capped Calls, $7.5 million in payments of debt issuance cost, $3.5 million in value of equity awards withheld for tax liabilities, and payments of finance leases of $0.1 million.
For the six months ended June 30, 2020, net cash provided by financing activities was $347.1 million consisting primarily of $400.0 million in proceeds from issuance of the Convertible Notes and $3.5 million in proceeds from the issuance of stock options, partially offset by $43.3 million in the purchase of the Capped Calls, $11.9 million in payments of debt issuance costs and $1.2 million in value of equity awards withheld for tax liabilities.
Debt
On May 25, 2021, we terminated the Credit and Security Agreement, dated as of November 4, 2016 as amended and restated as of March 1, 2019, among the Company, KeyBank National Association, and KeyBanc Capital Markets Inc. (the “Credit Agreement”). The Credit Agreement provided for a secured $25.0 million revolving credit facility. As of May 25, 2021, no borrowings were outstanding under the Credit Agreement. As of June 30, 2021, we had no outstanding unamortized loan fees for the Credit Agreement.
On March 16, 2021, we issued $250.0 million aggregate principal amount of the 2028 Convertible Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The interest on the 2028 Convertible Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021.
The 2028 Convertible Notes may bear special interest under specified circumstances relating to our failure to comply with its reporting obligations under the indenture governing the 2028 Convertible Notes (the “2028 Indenture”) or if the 2028 Convertible Notes are not freely tradeable as required by the 2028 Indenture. The 2028 Convertible Notes will mature on April 1, 2028, unless earlier repurchased, redeemed by us, or converted pursuant to their terms. The total net proceeds from the 2028 Convertible Notes, after deducting initial purchaser discounts, costs related to the 2028 Capped Calls, and debt issuance costs, paid or payable by us, were approximately $217.0 million.

Management’s Discussion and Analysis
Contractual Obligations and Other Commitments
The following table summarizes our non-cancellable contractual obligations as of June 30, 2021:

	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	More than 5 years

	(In thousands)
Operating leases (1)	$19,417	$6,757	$10,927	$1,733	$—
Finance leases (1)	506	222	242	42	—
Leases not yet commenced (2)	495,708	—	24,223	42,704	428,781
Convertible Notes (3)	650,000	—	—	400,000	250,000
Purchase obligations (4)	16,919	11,019	4,199	1,698	3
Total	$1,182,550	$17,998	$39,591	$446,177	$678,784
________________________
(1) Operating and finance leases represent total future minimum rent payments under non-cancellable lease agreements.
(2) See Note 12, “Commitments and Contingencies” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for a discussion of the lease anticipated to commence in May 2023 for our new corporate headquarters.
(3) See Note 8, “Debt” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for a discussion of our 2026 Convertible Notes and our 2028 Convertible Notes.
(4) Purchase obligations represent total non-cancelable purchase commitments and future minimum payments under contracts to various service providers, excluding agreements that are cancellable without penalty.

Off-Balance Sheet Arrangements
We do not have any holdings in variable interest entities. With the acquisition of Voxbone, we have off-balance sheet agreements for short-term office and automobile leases in the amount of $417 and $6, respectively, ending prior to June 30, 2022.

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
Interest Rate Risk
Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents of $309.6 million as of June 30, 2021, which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of interest bearing checking accounts, money market accounts and time deposits.
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
Foreign Currency Risk
The functional currencies of our foreign subsidiaries are the respective local currencies of the jurisdictions in which they operate, which are primarily the Euro and the British Pound. Approximately 11% of our total revenue for the year ended June 30, 2021 was generated outside the United States. The majority of our revenues and operating expenses are denominated in U.S. dollars, and therefore are not currently subject to significant foreign currency risk. Our subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the year. If there is a change in foreign currency exchange rates, the conversion of our foreign subsidiaries’ financial statements into U.S. dollars would result in a realized gain or loss, which is recorded in other expense, net in our condensed consolidated statements of operations. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currencies result in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decrease if the U.S. dollar strengthens against foreign currencies.
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
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The following county or municipal governments have named us in lawsuits associated with the collection and remittance of 911 taxes and surcharges that remain unresolved: the City and County of San Francisco, California (the “California Case”); Cook County and Kane County Illinois; City of Chicago, Illinois; the State of Illinois (collectively, the “Illinois Case”); the State of New York (the “New York Case”); Allegheny County, Pennsylvania (the “Pennsylvania Case”); and the State of Rhode Island (the “Rhode Island Case”). The complaints allege that we failed to bill, collect and remit certain taxes and surcharges associated with 911 service pursuant to applicable laws. The California Case was originally filed under seal in January 2020 and was served on Bandwidth in February 2021. We filed a motion to dismiss the California Case on May 5, 2021. The Illinois Case was dismissed by the trial court in December 2016, but returned to the trial court following an appeal. The plaintiffs’ amended complaint in the Illinois Case was filed on August 12, 2019. We filed a motion to dismiss the Illinois Case on September 26, 2019. The New York Case originally was filed under seal in 2014, amended and filed under seal in 2018, and made available publicly on October 25, 2019. On May 19, 2021, the plaintiff filed a Fourth Amended Complaint in the New York Case. We filed a motion to dismiss the New York Case on June 17, 2021. The Rhode Island Case originally was filed under seal in 2014 and was made available publicly in 2015. Our response to the complaint in the Rhode Island Case has been on hold since 2015, pending the filing of an amended complaint. The Pennsylvania Case is stayed pending the outcome of a related proceeding before the Federal Communications Commission (“FCC”) that is currently the subject of an appeal.
On November 30, 2020, we were named as a defendant in a Second Amended Class Action Complaint in a putative class action captioned Diana Mey v. All Access Telecom, Inc., et al. pending in the United States District Court, Northern District of West Virginia relating to the alleged failure to block unsolicited phone calls to the plaintiff and putative class members. We filed a motion to dismiss the action on February 3, 2021. On April 23, 2021, that motion was denied. On May 21, 2021, the plaintiff filed a Third Amended Complaint. We filed a motion to dismiss the Third Amended Complaint on June 4, 2021. On July 26, 2021, we filed a motion seeking primary jurisdiction referral of a key issue to the FCC.
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
•We must continue to develop effective systems to execute customer orders and to provide and bill for services.
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
•The accounting method for our Convertible Notes could have a material effect on our financial results.
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
•Our bylaws provide that Delaware will be the sole and exclusive forum for certain stockholder litigation.
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
We have grown our business considerably over the last several years. We cannot guarantee that we will be able to maintain our growth or that we will choose to target the same pace of growth in the future. Our success in achieving continued growth depends upon several factors including:
•our ability to hire and retain qualified and effective personnel, including but not limited to those with the expertise required to develop and maintain our service offerings, to sell those offerings and to operate our business effectively;
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
The global spread of novel coronavirus disease (“COVID-19”) and the various measures to contain its effects have created significant volatility, uncertainty, and economic disruption worldwide. The pandemic has severely curtailed travel, and in certain locations many of our employees currently work from home, which disrupts how we typically operate. We are currently experiencing voluntary attrition at a rate that exceeds our historical average. We may also experience slowdowns in customer payments, increased customer churn, and reduced usage of our communications platform by some customers.
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
We have been developing and providing a cloud-based platform that enables developers and organizations to integrate voice and messaging communications capabilities into their software applications. This market is relatively new and unproven and is subject to a number of risks and uncertainties. We believe that our future success will depend in large part on the growth, if any, of this market. For example, the utilization of software APIs by developers and organizations to build communications functionality into their applications is still relatively new, and developers and organizations may not recognize the need for, or benefits of, our services and platform. Moreover, if they do not recognize the need for and benefits of our services and platform, they may decide to adopt alternative services and/or develop the necessary services in-house to satisfy their business needs. In order to grow our business and expand our market position, we intend to focus on educating enterprise customers about the benefits of our services and platform, expanding the functionality of our services and bringing new technologies to market to increase market acceptance and use of our platform. Our ability to expand the market that our services and platform address depends upon a number of factors, including the cost, performance and perceived value associated with such services and platform. The market for our services and platform could fail to grow significantly or there could be a reduction in demand for our services and platform as a result of a lack of customer acceptance, technological changes or challenges, competing services, platforms and services, decreases in spending by current and prospective customers, weakening economic conditions, geopolitical developments, global pandemics, regulatory actions or other causes. If our market does not experience significant growth or demand for our services and platform decreases, then our business, results of operations and financial condition could be adversely affected.
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
•difficulties in managing and staffing international operations, including difficulties related to the increased operations, travel, infrastructure, employee attrition and legal compliance costs associated with numerous international locations;
•our ability to effectively price our products in competitive international markets;
•new and different sources of competition;
•costs associated with network service providers outside of the United States;
•the need to adapt and localize our products for specific countries;
•difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions, particularly in the areas of telecommunications, data privacy and security;
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
We, along with many other telecommunications companies and similar service providers, currently are subject to litigation regarding our billing, collection and remittance of non-income-based taxes and other similar charges regarding 911 services alleged to apply in certain states, counties, and municipalities located in California, Illinois, New York, Pennsylvania, and Rhode Island. See the section titled “Item 3. Legal Proceedings”. We may face similar litigation in other jurisdictions in the future. While we are vigorously defending these lawsuits, litigation is inherently uncertain. Tax assessments, penalties and interest or future requirements arising from these lawsuits, or any other lawsuits that may arise in other jurisdictions, may adversely affect our business, results of operations and financial condition.
We face a risk of litigation resulting from customer misuse of our services and software to make or send unauthorized calls and/or messages, including those in violation of the Telephone Consumer Protection Act. Customer misuse of our services and software also could damage our reputation.
Calls and/or text messages originated by our customers may subject us to potential risks, including litigation, regulatory enforcement, fines, and reputational damage. For example, the Telephone Consumer Protection Act of 1991 (the “TCPA”) restricts telemarketing and the use of technologies that enable automatic calling and/or messaging without proper customer consent. This may result in civil claims against us, including those arising due to our customers’ use of our platform, and requests for information through third-party subpoenas or regulatory investigations. For example, we, along with other telecommunications companies, have been named as a defendant in a TCPA action relating to our alleged failure to block unsolicited phone calls to the plaintiff and putative class members. See the section titled “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2020. Internationally, we also may become subject to similar laws imposing limitations on marketing calls to wireline and wireless numbers. The scope and interpretation of the laws that are or may be applicable to the making and/or delivery of calls and/or messages are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by taking mandatory actions such as obtaining proper customer consent, we could become subject to lawsuits, fines, civil penalties, potentially significant statutory damages, consent decrees, injunctions, adverse publicity, loss of user confidence in our services, loss of users and other adverse consequences, which could materially harm our business.
Some of our customers may use our platform to transmit illegal, offensive or unauthorized calls and messages, including spam, phishing scams, and links to harmful applications. Some of our customers also may reproduce and distribute copyrighted material or the trademarks of others without permission. Such actions violate our practices and policies, including our Acceptable Use Policy, which applies to all customers. We generally complete considerable “know-your-customer” reviews before a customer, and in certain jurisdictions an end user, can use our platform, although we cannot always conduct proactive audits of our customers thereafter to confirm compliance with our practices and policies, including our Acceptable Use Policy. We generally rely on our customers’ contractual representations to us that their use of our platform will comply with applicable law and our practices and policies. In cases where our customers are reselling our services, we are relying on a contractual pass-through by our customers of similar contractual representations from their end users. We also generally evaluate complaints that we receive regarding our customers’ use of our platform. Our substantial efforts will not prevent all illegal robocalls and other fraudulent activity. The unlawful or fraudulent use of our platform could subject us to claims for damages, copyright or trademark infringement, regulatory enforcement, fraud, or negligence or damage our reputation. Even if claims asserted against us do not result in liability, we may incur substantial costs to investigate and defend such claims. If we are liable for our customers’ activities, we could be required to pay fines or penalties, redesign our business methods, limit our ability to provide certain services or otherwise expend resources to remedy any damages caused by such actions and avoid future liability.
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
Our operations are subject to regulation at the national level and, often, at the state and local levels. Our operations are also subject to additional regulation by other countries in international markets. Changes to existing regulations or rules, or the failure to regulate going forward in areas historically regulated on matters such as network neutrality, licensing fees, environmental, health and safety, privacy, intercarrier compensation, emergency services, interconnection, illegal robocalling, extra-territorial use of telephone numbers, and other areas, in general or particular to our industry, may increase costs, restrict operations or decrease revenue. For example, the TRACED Act aims to mitigate illegal robocalls by directing the FCC to develop rules requiring participation in the technical standard known as STIR/SHAKEN among other things. We are also subject to telecommunications laws and regulations in the non-U.S. countries where we offer our products. Our international operations are subject to country-specific laws and governmental regulation that may increase our costs or impact our products and communications platform or prevent us from offering or providing our products in certain countries. Many existing non-US laws and regulations may not fully contemplate CPaaS solutions and the interpretation and enforcement of non-US laws and regulations may involve significant uncertainties. For example, several European countries have adopted “know your customer” requirements regarding end users and have mandated the real-time provisioning of the data to national law enforcement authorities. Future legislative, regulatory or judicial actions impacting CPaaS solutions also could increase the cost and complexity of compliance and expose us to liability. Our inability or failure to comply with telecommunications and other laws and regulations could cause the temporary or permanent suspension of our operations. In addition, if we cannot provide emergency calling functionality through our communications platform to meet any new federal or state requirements, or any applicable requirements from other countries, the competitive advantages that we currently have may not persist, adversely affecting our ability to obtain and to retain enterprise customers which could have an adverse impact on our business.
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
Our future performance depends on the continued services and contributions of our senior management and other key employees to execute on our business plan, to develop our platform, to deliver our services to customers, to attract and retain customers and to identify and pursue opportunities. The loss of services of senior management or other key employees, such as those who develop and maintain our service offerings, could significantly delay or prevent the achievement of our development and strategic objectives. In particular, we depend to a considerable degree on the vision, skills, experience and effort of our Co-Founder, Chief Executive Officer and Chairman, David A. Morken. The replacement of any of our senior management personnel or other key employees would likely involve significant time and costs, and such loss could significantly delay or prevent the achievement of our business objectives. The loss of the services of our senior management or other key employees for any reason could adversely affect our business, results of operations and financial condition.
If we are unable to hire, retain and motivate qualified personnel, our business will suffer.

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. We are currently experiencing voluntary attrition at a rate that exceeds our historical average. We believe that there is, and will continue to be, intense competition for highly skilled management, technical, sales and other personnel with experience in our industry in the Raleigh, North Carolina area, where our headquarters are located, and in other locations where we maintain offices. We must provide competitive compensation packages and a high-quality work environment to hire, retain and motivate employees. If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may be unable to manage our business effectively, including the development, marketing and sale of our services, which could adversely affect our business, results of operations and financial condition. To the extent we hire personnel from competitors, we also may be subject to allegations that they have been improperly solicited or hired, or that they divulged proprietary or other confidential information.
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
We may be subject to significant U.S. federal income tax-related liabilities with respect to our prior distribution of all of the issued and outstanding shares of the common stock of Relay, Inc. (f/k/a Republic Wireless, Inc.) (“Relay”), our former subsidiary, to our stockholders as of and on November 30, 2016 (the “Spin-Off”), if there is a determination that the Spin-Off is taxable for U.S. federal income tax purposes. In that regard, even if the Spin-Off otherwise qualified as a tax-free transaction to us and our stockholders under Section 355, Section 368(a)(1)(D) and related provisions of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) at the time of the Spin-Off, we would be subject to corporate-level taxable gain under Section 355(e) of the Code (“Section 355(e)”) if there was a 50% or greater change in ownership, by vote or value, of shares of our stock or Relay’s stock that occurred after the Spin-Off as part of a plan or series of related transactions that included the Spin-Off. For purposes of Section 355(e), any acquisitions or issuances of our stock, including pursuant to our initial public offering and pursuant to the reorganizations undertaken and arrangements entered into in connection with our initial public offering, or Relay’s stock, in each case, that occurred within two years after the Spin-Off are generally presumed to be part of a plan or series of related transactions with respect to the Spin-Off.
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
If the conclusions of the Tax Opinions are not correct, or if the Spin-Off is otherwise ultimately determined to be a taxable transaction, we would be liable for significant U.S. federal income tax related liabilities. In addition, pursuant to the Tax Sharing Agreement, dated November 30, 2016, between us and Relay (the “Tax Sharing Agreement”), we must generally indemnify Relay for any taxes or losses incurred by it (or its respective subsidiaries) resulting from the Spin-Off failing to qualify as a tax-free transaction for U.S. federal income tax purposes (including due to the application of Section 355(e)) as a result of subsequent actions we take or fail to take. The amount of any indemnity obligations we may have under the Tax Sharing Agreement in such case may be material.

Even if Section 355(e) does not apply to the Spin-Off as of the date of our initial public offering or as a result of an increase in voting power attributable to conversions of our Class B common stock by those who held such stock as of our initial public offering, subsequent acquisitions or issuances of our stock could be treated as part of a plan or series of related transactions with respect to the Spin-Off. Accordingly, in light of the requirements of Section 355(e), we might forego share repurchases, stock issuances and other strategic transactions. Notwithstanding the foregoing, it is possible that we, Relay or the holders of our respective stock might inadvertently cause, permit or otherwise not prevent a change in the ownership of our stock or Relay’s stock to occur, which would cause Section 355(e) to apply to the Spin-Off, thereby triggering significant U.S. federal income tax-related liabilities and indemnity obligations under the Tax Sharing Agreement of approximately $50 million. This approximation is based on our current expectations and the tax laws in effect as of our initial public offering. However, we cannot provide any assurance that this estimate will prove to be accurate in the event that Section 355(e) were to apply.
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
On November 2, 2020, we acquired Voice Topco Limited, a private limited liability company incorporated under the laws of England and Wales (together with its subsidiaries, “Voxbone”), which directly or indirectly holds all of the issued and outstanding shares of Voxbone, S.A. a private limited liability company registered under the laws of Belgium. Prior to the completion of the Acquisition, we and Voxbone operated independently, and there can be no assurances that our businesses can be combined in a manner that allows for the achievement of substantial benefits. The integration process will require significant time and resources, and we may not be able to manage the process successfully as our ability to acquire and integrate larger or more complex companies, products, or technology in a successful manner is unproven. If we are not able to successfully integrate Voxbone’s business with ours or pursue our customer and product strategy successfully, the anticipated benefits of the Acquisition may not be realized fully or may take longer than expected to be realized. Further, it is possible that there could be a loss of our and/or Voxbone’s key employees and customers, disruption of either company’s or both companies’ ongoing businesses or unexpected issues, higher than expected costs and an overall post‑completion process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in combining Voxbone’s operations with ours in order to realize the anticipated benefits of the Acquisition so the combined company performs as the parties hope:
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
Prior to our initial public offering, there was no public market for shares of our Class A common stock. On November 10, 2017, we sold shares of our Class A common stock to the public at $20.00 per share. From November 10, 2017, the date that our Class A common stock began trading on the NASDAQ Global Select Market, through June 30, 2021, the trading price of our Class A common stock has ranged from $18.05 per share to $198.61 per share. The trading price of our Class A common stock may continue to be volatile and could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
If all or substantially all of the holders of our Class B common stock except for Mr. Morken and his affiliates convert their shares into Class A common stock voluntarily or otherwise, Mr. Morken may control more than 25% of the combined voting power of our outstanding capital stock. As a result, Mr. Morken may have the ability to effectively control the appointment of our management, the entering into of mergers, sales of substantially all or all of our assets and other extraordinary transactions and influence amendments to our certificate of incorporation and bylaws. In any of these matters, the interests of Mr. Morken may differ from or conflict with your interests. Moreover, this concentration of ownership may also adversely affect the trading price for our Class A common stock to the extent investors perceive disadvantages in owning stock of a company with a controlling stockholder.
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
None.

Item 6. Exhibits and Financial Statement Schedules

Exhibit Index

Exhibit number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation.	Q3 10-Q	001-38285	3.1	12/14/2017
3.2	Second Amended and Restated Bylaws.	Q3 10-Q	001-38285	3.2	12/14/2017
10.1^	Purchase and Sale Agreement dated May 27, 2021, between Bandwidth Inc. and USEF Edwards Mill Owner, LLC.	8-K	001-38285	10.1	5/28/2021
10.2^	Lease Agreement dated May 27, 2021, between Bandwidth Inc. and USEF Edwards Mill Owner, LLC.	8-K	001-38285	10.2	5/28/2021
10.3	Escrow Agreement dated May 27, 2021, between Bandwidth Inc., USEF Edwards Mill Owner, LLC and Chicago Title Insurance Company.	8-K	001-38285	10.3	5/28/2021
10.4	Employment Agreement, dated July 6, 2021, between the Company and Daryl Raiford.	8-K	001-38285	10.1	7/8/2021
31.1	Certificate of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
101.INS	XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.				Filed herewith
101.SCH	XBRL Taxonomy Schema Document.				Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith
^    Certain of the exhibits to this Exhibit 10.1 or 10.2, as applicable, have been omitted in accordance with Regulation S-K Item 601. The Registrant agrees to furnish a copy of all omitted exhibits to the SEC upon its request.
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

BANDWIDTH INC.

Date:	August 6, 2021	By:	/s/ David A. Morken
David A. Morken
Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2021	By:	/s/ Jeffrey A. Hoffman
Jeffrey A. Hoffman
Chief Financial Officer
(Principal Accounting and Financial Officer)