Form 10-Q
period 2021-09-30
Bandwidth Inc.
filed 2021-11-09
CIK 1514416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 29, 2021, 23,168,711 shares of the registrant’s Class A common stock and 1,965,170 shares of registrant’s Class B common stock were outstanding, respectively.

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
•our ability to successfully defend our network, systems and data against ever-evolving cybersecurity threats, including denial-of-service and ransomware attacks;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BANDWIDTH INC.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	As of December 31,	As of September 30,
	2020	2021
Assets
Current assets:
Cash and cash equivalents	$72,163	$321,819
Restricted cash	9,274	9,239
Other investments	40,000	—
Accounts receivable, net of allowance for doubtful accounts	55,243	75,161
Deferred costs	2,411	2,951
Prepaid expenses and other current assets	14,508	22,355
Total current assets	193,599	431,525
Property, plant and equipment, net	51,645	68,267
Operating right-of-use asset, net	19,491	15,612
Intangible assets, net	248,055	220,566
Deferred costs, non-current	3,604	4,262
Other long-term assets	1,975	7,543
Goodwill	372,239	353,151
Total assets	$890,608	$1,100,926
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,665	$15,688
Accrued expenses and other current liabilities	63,065	76,259
Current portion of deferred revenue	6,515	6,362
Advanced billings	5,429	4,797
Operating lease liability, current	5,515	6,015
Total current liabilities	92,189	109,121
Other liabilities	1,707	5,416
Operating lease liability, net of current portion	17,202	12,525
Deferred revenue, net of current portion	6,386	7,383
Deferred tax liability	61,005	57,997
Convertible senior notes	282,196	479,155
Total liabilities	460,685	671,597
Stockholders’ equity:
Class A and Class B common stock	24	25
Additional paid-in capital	451,463	499,738
Accumulated deficit	(49,505)	(68,693)
Accumulated other comprehensive income (loss)	27,941	(1,741)
Total stockholders’ equity	429,923	429,329
Total liabilities and stockholders’ equity	$890,608	$1,100,926
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021

Revenue	$84,758	$130,638	$230,066	$364,775
Cost of revenue	45,527	72,395	123,895	199,782
Gross profit	39,231	58,243	106,171	164,993
Operating expenses:
Research and development	10,232	13,359	29,316	39,509
Sales and marketing	9,001	13,592	27,073	38,168
General and administrative	18,134	30,354	51,070	85,481
Total operating expenses	37,367	57,305	107,459	163,158
Operating income (loss)	1,864	938	(1,288)	1,835
Other expense, net	(4,206)	(7,567)	(8,980)	(20,768)
Loss before income taxes	(2,342)	(6,629)	(10,268)	(18,933)
Income tax provision	(10)	(315)	(13,783)	(255)
Net loss	$(2,352)	$(6,944)	$(24,051)	$(19,188)

Net loss per share, basic and diluted	$(0.10)	$(0.28)	$(1.01)	$(0.77)
Weighted average number of common shares outstanding, basic and diluted	24,175,762	25,114,762	23,905,322	25,075,941
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Net loss	$(2,352)	$(6,944)	$(24,051)	$(19,188)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes	139	(12,512)	20	(29,682)
Other comprehensive income (loss)	139	(12,512)	20	(29,682)
Total comprehensive loss	$(2,213)	$(19,456)	$(24,031)	$(48,870)

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

BANDWIDTH INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Class A voting common stock		Class B voting common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Stock based compensation	—	—	—	—	2,575	—	—	2,575
Net loss	—	—	—	—	—	—	(19,926)	(19,926)
Balance at December 31, 2020	22,413,004	22	2,496,125	2	451,463	27,941	(49,505)	429,923
Issuance of debt conversion option	—	—	—	—	66,908	—	—	66,908
Debt conversion option issuance costs, net of tax	—	—	—	—	(2,049)	—	—	(2,049)
Capped call option purchase price	—	—	—	—	(25,500)	—	—	(25,500)
Exercises of vested stock options	57,817	—	—	—	753	—	—	753
Vesting of restricted stock units	141,707	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(19,879)	—	—	—	(3,187)	—	—	(3,187)
Conversion of Class B voting common stock to Class A voting common stock	280,955	1	(280,955)	—	—	—	—	1
Foreign currency translation	—	—	—	—	—	(23,185)	—	(23,185)
Stock based compensation	—	—	—	—	4,390	—	—	4,390
Net loss	—	—	—	—	—	—	(5,316)	(5,316)
Balance at March 31, 2021	22,873,604	23	2,215,170	2	492,778	4,756	(54,821)	442,738
Debt conversion option issuance costs, net of tax	—	—	—	—	30	—	—	30
Exercises of vested stock options	4,406	—	—	—	46	—	—	46
Vesting of restricted stock units	15,605	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(1,948)	—	—	—	(265)	—	—	(265)
Foreign currency translation	—	—	—	—	—	6,015	—	6,015
Stock based compensation	—	—	—	—	3,377	—	—	3,377
Net loss	—	—	—	—	—	—	(6,928)	(6,928)
Balance at June 30, 2021	22,891,667	23	2,215,170	2	495,966	10,771	(61,749)	445,013
Exercises of vested stock options	8,700	—	—	—	101	—	—	101
Vesting of restricted stock units	16,383	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(1,631)	—	—	—	(154)	—	—	(154)
Conversion of Class B voting common stock to Class A voting common stock	250,000	—	(250,000)	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	(12,512)	—	(12,512)
Stock based compensation	—	—	—	—	3,825	—	—	3,825
Net loss	—	—	—	—	—	—	(6,944)	(6,944)
Balance at September 30, 2021	23,165,119	$23	1,965,170	$2	$499,738	$(1,741)	$(68,693)	$429,329
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2020	2021
Cash flows from operating activities
Net loss	$(24,051)	$(19,188)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	9,927	27,478
Right-of-use asset amortization	3,522	4,251
Amortization of debt discount and issuance costs	10,916	19,475
Stock-based compensation	7,306	11,592
Deferred taxes	14,254	329
Loss on disposal of property and equipment	263	357
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(16,218)	(20,610)
Prepaid expenses and other assets	(2,224)	(4,173)
Accounts payable	2,905	7,122
Accrued expenses and other liabilities	8,675	1,590
Operating right-of-use liability	(3,944)	(4,535)
Net cash provided by operating activities	11,331	23,688
Cash flows from investing activities
Purchase of property and equipment	(9,536)	(12,552)
Capitalized software development costs	(1,846)	(3,212)
Purchase of land	—	(30,017)
Proceeds from sale of land	—	17,462
Purchase of other investments	(230,780)	—
Proceeds from sales and maturities of other investments	—	40,000
Net cash (used in) provided by investing activities	(242,162)	11,681
Cash flows from financing activities
Payments on finance leases	—	(161)
Proceeds from issuance of convertible senior notes	400,000	250,000
Purchase of capped call	(43,320)	(25,500)
Payment of debt issuance costs	(11,965)	(7,544)
Proceeds from exercises of stock options	3,859	886
Value of equity awards withheld for tax liabilities	(1,472)	(3,720)
Net cash provided by financing activities	347,102	213,961
Effect of exchange rate changes on cash, cash equivalents and restricted cash	48	291
Net increase in cash, cash equivalents, and restricted cash	116,319	249,621
Cash, cash equivalents, and restricted cash, beginning of period	185,004	81,437
Cash, cash equivalents, and restricted cash, end of period	$301,323	$331,058

Supplemental disclosure of cash flow information
Cash paid for interest	$556	$674
Cash (refunded) paid for taxes, net	$(152)	$961

Supplemental disclosure of noncash investing and financing activities
Purchase of property and equipment, accrued but not paid	$2,073	$7,611
Obligation included in basis of acquired land	$—	$7,752
Lease incentive	$—	$3,193

BANDWIDTH INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Obligation included in basis of land acquired by the Developer	$—	$4,512
Equity awards withheld for tax liabilities, accrued but not paid	$348	$132
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
On November 2, 2020, the Company acquired all of the A Ordinary Shares, B Ordinary Shares and C Ordinary Shares of Voice Topco Limited (“Voice Topco”) through a Share Purchase Agreement (the “Share Purchase Agreement” and such purchase, the “Share Purchase”). Voice Topco directly or indirectly held all of the issued and outstanding shares of Voxbone S.A., which (with its subsidiaries) was the operating subsidiary of Voice Topco (“Voxbone”). The transaction was valued at €446 million. As consideration for the Share Purchase, the Company (i) paid the selling stockholders approximately $400 million (or approximately €338 million based on prevailing exchange rates at the close of business on October 9, 2020) at the Closing and (ii) issued to the selling stockholders at the Closing shares of the Company’s Class A common stock, with an aggregate value of approximately €108 million (or approximately $128 million based on prevailing exchange rates at the close of business on October 9, 2020).

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
Accounts Receivable and Current Expected Credit Losses
Accounts receivable are stated at realizable value, net of allowances, which includes an allowance for doubtful accounts and a reserve for expected credit losses. The allowance for doubtful accounts is based on management’s assessment of the collectability of its customer accounts. The Company regularly reviews the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, current economic trends, and reasonable and supportable forecasts about the future. Relevant risk characteristics include customer size and historical loss patterns. Management has evaluated the expected credit losses related to trade accounts receivable and determined that allowances of approximately $1,203 and $1,467 for uncollectible accounts and customer balances that are disputed were required as of December 31, 2020 and September 30, 2021, respectively. Refer to Note 5, “Financial Statement Components” to these condensed consolidated financial statements, for a rollforward of the components of the allowances as of December 31, 2020 and September 30, 2021.
The Company includes unbilled receivables in its accounts receivable balance. Generally, these receivables represent earned revenue from services provided to customers, which will be billed in the next billing cycle. All

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

amounts are considered collectible and billable. As of December 31, 2020 and September 30, 2021, unbilled receivables were $27,692 and $32,665, respectively.
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
With regard to customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As of December 31, 2020, one individual customer represented approximately 11% of the Company’s accounts receivable, net of allowance for doubtful accounts. As of September 30, 2021, one individual customer represented approximately 12% of the Company’s accounts receivable, net of allowance for doubtful accounts.
For the three and nine months ended September 30, 2020 and 2021, no individual customer represented more than 10% of the Company’s revenue.
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
Recent Accounting Pronouncements Not Yet Adopted
In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt —Modifications and Extinguishments (Subtopic 470-50), Compensation--Stock Compensation (Topic 718), and Derivatives and Hedging--Contracts in Entity's Own Equity (Subtopic 815-40), which is intended to provide clarity surrounding the treatment for a modification or an exchange of a freestanding equity-classified written call option. The amendments also provide guidance for the recognition and measurement of earnings-per-share (“EPS”) for certain modifications or exchanges of freestanding equity-classified written call options for entities that present EPS. The amendments do not affect a holder’s accounting for freestanding call options. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company did not and does not expect to have any modification or exchanges of freestanding written call options classified in equity during the reporting period and therefore does not expect adoption will have a material impact on its financial statements.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40), which is intended to address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and enhances information transparency by making targeted improvements to the disclosures for convertible instruments and EPS guidance on the basis of feedback from financial statement users. ASU 2020-06 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company will adopt the new guidance on January 1, 2022 using the modified retrospective approach resulting in adjustments in accumulated deficit and paid in capital. The Company will also record an increase in the convertible notes balance as a result of the reversal of the separation of the convertible debt between debt and equity. The adoption of this standard will decrease the amount of non-cash interest expense to be recognized in future periods as a result of eliminating the discount associated with the equity component. The number of diluted shares will increase as a result of transitioning from the treasury stock method to the as-if converted method for the calculation. The Company is currently quantifying the effect of adopting this new accounting guidance on its financial statements and earnings per share calculations.

3. Business Combination
During the three months ended September 30, 2021, the Company made measurement period adjustments to reflect facts and circumstances in existence as of October 31, 2020, the effective date of the Share Purchase (the “Effective Date”). The adjustments primarily related to certain state and local tax liabilities that were not reasonably estimable at the Effective Date and consisted of a $1,609 increase to goodwill and $1,609 increase to accrued expenses and other current liabilities.
The preliminary fair values of net assets acquired are substantially complete with the exception of certain working capital adjustments and goodwill. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. The Company will reflect measurement period adjustments in the period in which the adjustments are recognized.

4. Fair Value Measurements
The carrying amounts of cash and cash equivalents, other investments, accounts receivable, accounts payable and accrued expenses approximate fair value as of December 31, 2020 and September 30, 2021 because of the relatively short duration of these instruments.
The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The following table summarizes the assets measured at fair value as of December 31, 2020 and September 30, 2021:

	Fair value measurements on a recurring basis December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents:
Money market account	$57,517	$—	$—	$57,517
Other investments:
Time deposits	40,000	—	—	40,000
Total financial assets	$97,517	$—	$—	$97,517

	Fair value measurements on a recurring basis September 30, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents:
Money market account	$302,291	$—	$—	$302,291
Total financial assets	$302,291	$—	$—	$302,291
As of September 30, 2021, the fair value of the 2026 and 2028 Convertible Notes, as further described in Note 9, “Debt”, was approximately $447,424 and $214,766, respectively. The fair value was determined based on the closing price for the Convertible Notes on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.

5. Financial Statement Components
Accounts receivable, net of allowances consist of the following:

	As of December 31,	As of September 30,
	2020	2021
Trade accounts receivable	$26,504	$42,987
Unbilled accounts receivable	27,692	32,665
Allowance for doubtful accounts and reserve for expected credit losses	(1,203)	(1,467)
Other accounts receivable	2,250	976
Total accounts receivable, net	$55,243	$75,161

Components of allowance for doubtful accounts and reserve for expected credit losses are as follows:

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Allowance for doubtful accounts:
Balance, beginning of period	$(597)	$(1,364)	$(769)	$(1,203)
Charged to bad debt expense	(312)	(169)	(492)	(475)
Deductions (1)	20	54	372	182
Impact of foreign currency translation	—	12	—	29
Balance, end of period	$(889)	$(1,467)	$(889)	$(1,467)

________________________
(1) Write off of uncollectible accounts after all collection efforts have been exhausted.

Accrued expenses and other current liabilities consisted of the following:

	As of December 31,	As of September 30,
	2020	2021
Accrued expense	$31,549	$39,444
Accrued compensation and benefits	19,534	17,341
Accrued sales, use, VAT and telecommunications related taxes	9,142	10,322
Current portion of finance lease	183	190
Obligation included in basis of acquired land	—	7,752
Other accrued expenses	2,657	1,210
Total accrued expenses and other current liabilities	$63,065	$76,259

6. Right-of-Use Asset and Lease Liabilities
Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company determines if an arrangement is a lease at inception. ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease expense attributable to lease payments is recognized on a straight-line basis over the lease term and is included in cost of sales and selling, general, and administrative expense on the Company’s condensed consolidated statements of operations. Finance leases result in the recognition of depreciation expense, which is recognized on a straight-line basis over the expected life of the leased asset, and interest expense, which is recognized following an effective interest rate method. Depreciation expense attributable to finance leases is included in cost of sales on the Company’s condensed consolidated statements of operations. The Company presents the operating leases in long-term assets and current and long-term liabilities in the accompanying condensed consolidated balance sheets. Finance leases are reported in property, plant and equipment, net, accrued expenses and other current liabilities, and other liabilities on the Company’s condensed consolidated balance sheets.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The Company sub-leases approximately 17,073 square feet of office space to a related party, Relay, Inc. (f/k/a Republic Wireless, Inc.) (“Relay”). Future minimum sub-lease receipts required under the non-cancellable lease are as follows:

As of September 30,
2021
2021 (remaining)	$115
2022	249
$364
As of September 30, 2021, the Company had various leased properties in the United States and internationally, with remaining lease terms of nine months to 5.25 years, some of which include options to extend the leases for up to 5 years. None of the options to extend the leases are recognized in operating lease ROU assets or lease liabilities. The Company has one lease with an early-termination option, which it does not expect to exercise. The Company has one lease not yet commenced, with a lease term of 20 years and two options to extend the lease by a term of ten years each, up to twenty additional years in total.
The components of lease expense recorded in general and administrative expenses in the condensed consolidated statement of operations were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Operating lease cost	$1,461	$1,699	$4,383	$5,002
Finance lease cost:
Depreciation of assets	—	60	—	165
Interest on lease liabilities	—	5	—	14
Sublease income (1)	(96)	(96)	(288)	(288)
Total net lease cost	$1,365	$1,668	$4,095	$4,893
________________________
(1) See Note 16, “Related Parties” to these condensed consolidated financial statements, for additional details on sublease income.

During the three and nine months ended September 30, 2020, short-term operating lease expense was $0. During the three and nine months ended September 30, 2021, short-term operating lease expense was $372 and $1,098, respectively.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Supplemental balance sheet information related to leases was as follows:

		As of December 31,	As of September 30,
Leases	Classification	2020	2021
Assets:
Operating lease assets	Operating right-of-use asset, net (1)	$19,491	$15,612
Finance lease assets	Property, plant and equipment, net (2)	464	408
Total leased assets		$19,955	$16,020

Liabilities:
Current
Operating	Operating lease liability, current	$5,515	$6,015
Finance	Accrued expenses and other current liabilities	183	190
Non-current
Operating	Operating lease liability, net of current portion	17,202	12,525
Finance	Other liabilities	282	224
Total lease liabilities		$23,182	$18,954
________________________
(1) Operating lease assets are recorded net of accumulated amortization of $9,083 and $13,298 as of December 31, 2020 and September 30, 2021, respectively.
(2) Finance lease assets are recorded net of accumulated depreciation of $28 and $187 as of December 31, 2020 and September 30, 2021, respectively.

Supplemental cash flow and other information related to leases was as follows:

	Nine months ended September 30,
	2020	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,944	$4,535
Financing cash flows from finance leases	—	161
	$3,944	$4,696

Weighted average remaining lease term (in years)
Operating leases	3.65	3.14
Finance leases	—	2.56

Weighted average discount rate
Operating leases	4.99%	4.77%
Finance leases	—%	4.00%

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Maturities of lease liabilities were as follows:

	As of September 30, 2021
	Operating Leases	Finance Leases
2021 (remaining)	$1,362	$59
2022	6,991	182
2023	6,615	109
2024	2,665	74
2025	1,640	11
Thereafter	709	—
Total lease payments	19,982	435
Less: imputed interest	(1,442)	(21)
Total lease obligations	18,540	414
Less: current obligations	(6,015)	(190)
Long-term lease obligations	$12,525	$224

On June 4, 2021, the Company purchased approximately 40 acres of undeveloped land (the “Property”) in Raleigh, North Carolina, from the State of North Carolina (the “State”). The Company paid $30,017 for the land. Additionally, as consideration for the Property, the Company agreed to construct, at its expense, a parking lot and related improvements (the “Parking Improvements”) on land owned by the State adjacent to the Property. The estimated cost of construction of the Parking Improvements was $7,752. Subsequent to the purchase of the Property, the Company sold a portion of the Property constituting approximately 23.76 acres (the “Conveyed Parcel”) to USEF Edwards Mill Owner, LLC (the “Developer”) for $17,462. In addition, the Developer agreed to construct, at its expense, the Parking Improvements in connection with the Company’s purchase of the Property from the State. The Company retained approximately 17.06 acres of the Property, which was recorded at cost and is included in the Company’s condensed consolidated balance sheet as a component property, plant and equipment, net. The Company recorded a liability to construct the Parking Improvements, which is included as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheet as of September 30, 2021. The Company recorded an asset for the Developer’s obligation to construct the Parking Improvements at the Developer's expense, which is included as a component of prepaid expenses and other current assets in the condensed consolidated balance sheet as of September 30, 2021. A lease incentive of $3,193 was recognized for the difference between the consideration received from the Developer for the Conveyed Parcel and the cost basis of the Conveyed Parcel and is included as a component of other liabilities on the condensed consolidated balance sheet. On October 1, 2021, the developer delivered the completed parking improvements and the State released the Company from its liability.
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

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

No right-of-use assets or lease liabilities have been recognized in connection with the lease as of September 30, 2021. Future lease payments are included in Note 13, “Commitments and Contingencies”.

7. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	As of December 31,	As of September 30,
	2020	2021
Furniture and fixtures	$2,341	$2,179
Computer and office equipment	4,077	4,885
Telecommunications equipment	60,651	68,596
Leasehold improvements	6,285	6,260
Software	3,901	4,994
Internal-use software development	19,968	22,930
Automobile	502	605
Land	—	16,394
Total cost	97,725	126,843
Less—accumulated depreciation	(46,080)	(58,576)
Total property, plant and equipment, net	$51,645	$68,267
The Company capitalized $348 and $1,846 of software development costs for the three and nine months ended September 30, 2020, respectively, and $808 and $3,212 for the three and nine months ended September 30, 2021, respectively.
Amortization expense related to capitalized software development costs were $377 and $1,547 for the three and nine months ended September 30, 2020, respectively, and $459 and $1,404 for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, unamortized implementation costs related to cloud computing arrangements are $464, of which $140 are included in prepaid expenses and other current assets and $324 are included in other long-term assets.
The Company leases automobiles under leases accounted for as finance leases with expiration dates ranging from December 31, 2021 to June 30, 2025. As of September 30, 2021, cost and accumulated depreciation of the assets under finance leases recorded by the Company were $595 and $187, respectively.
The Company recognized depreciation expense, which includes amortization of capitalized software development costs, as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Cost of revenue	$2,284	$2,976	$6,958	$8,947
Research and development	197	296	441	829
Sales and marketing	30	32	90	90
General and administrative	646	1,165	2,048	3,117
Total depreciation expense	$3,157	$4,469	$9,537	$12,983

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

8. Intangible Assets
Intangible assets, net consisted of the following as of December 31, 2020:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Amortization Period
Dash acquisition and other intangibles:				(Years)
Customer relationships	$10,396	$(5,111)	$5,285	20
Other, definite lived	3,933	(3,933)	—	2 - 7
Licenses, indefinite lived	764	—	764	Indefinite
Total Dash acquistion and other intangible assets	15,093	(9,044)	6,049

Voxbone acquistion:
Customer relationships	156,559	(1,739)	154,820	15
Developed technology	88,664	(1,478)	87,186	10
Total Voxbone acquisition	245,223	(3,217)	242,006

Total intangible assets, net	$260,316	$(12,261)	$248,055
Intangible assets, net consisted of the following as of September 30, 2021:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Amortization Period
Dash acquisition and other intangibles:				(Years)
Customer relationships	$10,396	$(5,501)	$4,895	20
Other, definite lived	3,933	(3,933)	—	2 - 7
Licenses, indefinite lived	764	—	764	Indefinite
Total Dash acquisition and other intangible assets	15,093	(9,434)	5,659

Voxbone acquisition:
Customer relationships	147,874	(9,037)	138,837	15
Developed technology	83,746	(7,676)	76,070	10
Total Voxbone acquisition	231,620	(16,713)	214,907

Total intangible assets, net	$246,713	$(26,147)	$220,566

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The Company recognized amortization expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Cost of revenue	$—	$2,128	$—	$6,479
General and administrative	130	2,636	390	8,016
Total amortization expense	$130	$4,764	$390	$14,495
The remaining weighted average amortization period for definite lived intangible assets is 12.2 years.
Future estimated amortization expense for definite lived intangible assets is as follows:

As of September 30,
2021
2021 (remaining)	$4,688
2022	18,753
2023	18,753
2024	18,753
2025	18,753
Thereafter	140,102
$219,802

9. Debt
Revolving Loan
On May 25, 2021, the Company terminated the Credit and Security Agreement, dated as of November 4, 2016 as amended and restated as of March 1, 2019, among the Company, Key Bank National Association, and KeyBanc Capital Markets Inc. (the “Credit Agreement”). The agreement provided for a secured $25,000 revolving credit facility (the “Credit Facility”). As of December 31, 2020 and at the date of termination, no outstanding indebtedness existed under the Credit Facility and the Company was in compliance with all financial and non-financial covenants.
As of December 31, 2020, unamortized debt issuance costs were $83, of which $74 were included in prepaid expenses and other current assets and $9 were included in other long-term assets. As of September 30, 2021, the outstanding debt issuance costs were $0.
Convertible Senior Notes and Capped Call Transactions
2026 Convertible Notes
On February 28, 2020, the Company issued $400,000 aggregate principal amount of 0.25% Convertible Notes due March 1, 2026 in a private placement to qualified institutional buyers pursuant to Rule 144A under the

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Securities Act (the “2026 Convertible Notes”). The interest on the 2026 Convertible Notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2020.
The 2026 Convertible Notes may bear special interest under specified circumstances relating to the Company's failure to comply with its reporting obligations under the indenture governing the 2026 Convertible Notes (the “2026 Indenture”) or if the 2026 Convertible Notes are not freely tradeable as required by the 2026 Indenture. The 2026 Convertible Notes will mature on March 1, 2026, unless earlier repurchased, redeemed by the Company, or converted pursuant to their terms. The total net proceeds from the 2026 Convertible Notes, after deducting initial purchaser discounts, costs related to the 2026 Capped Calls (as defined herein), and debt issuance costs, paid by the Company, were approximately $344,722.
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
The 2026 Convertible Notes will be redeemable in whole or in part at the Company's option on or after March 6, 2023, but before the fortieth (40th) scheduled trading day before the maturity date, at a cash redemption price equal to 100% of the principal amount of the 2026 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, if the last reported sale price of the Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including, the trading day immediately before the date the redemption notices were sent; and the trading day immediately before such notices were sent.
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
Prior to and during the three and nine months ended September 30, 2021, the conditional conversion feature of the 2026 Convertible Notes was triggered as the last reported sale price of the Company's Class A common stock

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

was more than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on or after June 30, 2020 (the last trading day of the calendar quarter), and therefore the 2026 Convertible Notes were convertible, in whole or in part, at the option of the holders between July 1, 2020 through September 30, 2021. Whether the 2026 Convertible Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. The Company continues to classify the 2026 Convertible Notes as a long-term liability in its condensed consolidated balance sheet as of September 30, 2021, based on contractual settlement provisions.
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
2028 Convertible Notes
On March 16, 2021, the Company issued $250,000 aggregate principal amount of 0.50% Convertible Notes due April 1, 2028 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act (the “2028 Convertible Notes and, together with the 2026 Convertible Notes, the “Convertible Notes”). The interest on the 2028 Convertible Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021.
The 2028 Convertible Notes may bear special interest under specified circumstances relating to the Company's failure to comply with its reporting obligations under the indenture governing the 2028 Convertible Notes (the “2028 Indenture”) or if the 2028 Convertible Notes are not freely tradeable as required by the 2028 Indenture. The 2028 Convertible Notes will mature on April 1, 2028, unless earlier repurchased, redeemed by the Company, or converted pursuant to their terms. The total net proceeds from the 2028 Convertible Notes, after deducting initial purchaser discounts, costs related to the 2028 Capped Calls (as defined herein), and debt issuance costs, paid by the Company, were approximately $216,956.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Each $1 principal amount of the 2028 Convertible Notes is initially convertible into 5.5781 shares of the Company's Class A common stock, par value $0.001 per share, which is equivalent to an initial conversion price of approximately $179.27 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change, as defined in the 2028 Indenture, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2028 Convertible Notes in connection with such make-whole fundamental change or during the relevant redemption period.
The 2028 Convertible Notes will be redeemable in whole or in part at the Company's option on or after April 6, 2025, but before the fortieth (40th) scheduled trading day before the maturity date, at a cash redemption price equal to 100% of the principal amount of the 2028 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, if the last reported sale price of the Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including, the trading day immediately before the date the redemption notices were sent; and the trading day immediately before such notices were sent.
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
In accounting for the issuance of the 2028 Convertible Notes, the Company separated the 2028 Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $66,908 and was determined by deducting the fair value of the liability component from the par value of the 2028 Convertible Notes. The difference represents the debt discount that is amortized to interest expense at an effective interest rate of 5.125% over the term of the 2028 Convertible Notes. The carrying amount of the equity component was $39,389 and is recorded in additional paid-in-capital. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, is amortized to interest expense at an annual effective interest rate of 4.959% over the contractual terms of the 2028 Convertible Notes.
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
The net carrying amount of the liability components of the 2026 and 2028 Convertible Notes were as follows:

	As of December 31,	As of September 30,
	2020	2021
2026 Convertible Notes:
Principal	$400,000	$400,000
Unamortized discount	(110,546)	(96,782)
Unamortized debt issuance costs	(7,258)	(6,354)
2026 Convertible Notes net carrying amount	282,196	296,864

2028 Convertible Notes:
Principal	—	250,000
Unamortized discount	—	(62,542)
Unamortized debt issuance costs	—	(5,167)
2028 Convertible Notes net carrying amount	—	182,291
Total net carrying amount	$282,196	$479,155

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The net carrying amount of the equity components of the 2026 and 2028 Convertible Notes were as follows:

	As of December 31,	As of September 30,
	2020	2021
2026 Convertible Notes:
Proceeds allocated to the conversion options (debt discount)	$125,152	$125,152
Issuance costs	(3,742)	(3,742)
2026 Convertible Notes net carrying amount	121,410	121,410

2028 Convertible Notes:
Proceeds allocated to the conversion options (debt discount)	—	66,908
Issuance costs	—	(2,019)
2028 Convertible Notes net carrying amount	—	64,889
Total net carrying amount	$121,410	$186,299

The following table sets forth the interest expense recognized related to the 2026 and 2028 Convertible Notes:

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
2026 Convertible Notes:
Contractual interest expense	$246	$250	$591	$750
Amortization of debt discount	4,292	4,664	10,183	13,761
Amortization of debt issuance costs	283	306	669	903
Total interest expense related to the 2026 Convertible Notes	4,821	5,220	11,443	15,414

2028 Convertible Notes:
Contractual interest expense	—	313	—	678
Amortization of debt discount	—	2,029	—	4,366
Amortization of debt issuance costs	—	168	—	362
Total interest expense related to the 2028 Convertible Notes	—	2,510	—	5,406
Total interest expense	$4,821	$7,730	$11,443	$20,820

In connection with the offering of the 2026 Convertible Notes and the 2028 Convertible Notes, the Company entered into privately negotiated capped call transactions with certain counterparties (the “2026 Capped Calls” and the “2028 Capped Calls,” respectively and, collectively, the “Capped Calls”). The 2026 Capped Calls and the 2028 Capped Calls each have an initial strike price of approximately $91.03 and $179.27 per share, respectively, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Convertible Notes and the 2028 Convertible Notes. The 2026 Capped Calls and the 2028 Capped Calls have initial cap prices of $137.40 and $260.76 per share subject to certain adjustments, respectively. The 2026 Capped Calls and the 2028 Capped Calls cover, subject to anti-dilution adjustments, approximately 4,394,276 and 1,394,525 shares of Class A common stock for the 2026 Convertible Notes and 2028 Convertible Notes, respectively. The Capped Calls are generally intended to reduce or offset the potential dilution to the Class A common stock upon any conversion of the 2026 Convertible Notes and 2028 Convertible Notes with such reduction or offset, as the case

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

may be, subject to a cap based on the cap price. The Capped Calls expire on the earlier of (i) the last day on which any convertible securities remain outstanding and (ii) March 1, 2026 for the 2026 Capped Calls and April 1, 2028 for the 2028 Capped Calls, subject to earlier exercise. The Capped Calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including changes in law, insolvency filings, and hedging disruptions. The Capped Call transactions are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost of $43,320 and $25,500 incurred to purchase the 2026 Capped Calls and the 2028 Capped Calls, respectively, was recorded as a reduction to additional paid-in capital in the accompanying condensed consolidated balance sheets.
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

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
CPaaS
Revenue	$73,762	$107,376	$199,959	$312,561
Cost of revenue	39,346	54,841	108,467	164,616
Gross profit	$34,416	$52,535	$91,492	$147,945
Other
Revenue	$10,996	$23,262	$30,107	$52,214
Cost of revenue	6,181	17,554	15,428	35,166
Gross profit	$4,815	$5,708	$14,679	$17,048
Consolidated
Revenue	$84,758	$130,638	$230,066	$364,775
Cost of revenue	45,527	72,395	123,895	199,782
Gross profit	$39,231	$58,243	$106,171	$164,993
The Company’s long-lived assets were primarily held in the United States as of December 31, 2020 and September 30, 2021. As of December 31, 2020 and September 30, 2021, long-lived assets held outside of the United States were $11,249 and $10,156, respectively.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The Company generates its revenue primarily in the United States. Revenue by geographic area is detailed in the table below (which is determined based on the customer billing address):

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
CPaaS
United States	$71,809	$94,135	$194,414	$275,986
International	1,953	13,241	5,545	36,575
Total	$73,762	$107,376	$199,959	$312,561

Other
United States	$10,584	$20,924	$29,127	$46,776
International	412	2,338	980	5,438
Total	$10,996	$23,262	$30,107	$52,214

11. Stockholders’ Equity
Preferred Stock
As of December 31, 2020 and September 30, 2021, the Company had authorized 10,000,000 shares of undesignated preferred stock, par value $0.001, of which no shares were issued and outstanding.
Common Stock
As of December 31, 2020 and September 30, 2021, the Company had authorized 100,000,000 shares of Class A common stock, par value $0.001 per share, with one vote per share and 20,000,000 shares of Class B common stock, par value $0.001 per share, with ten votes per share. As of December 31, 2020, 22,413,004 and 2,496,125 shares of Class A common stock and Class B common stock, respectively, were issued and outstanding. As of September 30, 2021, 23,165,119 and 1,965,170 shares of Class A common stock and Class B common stock, respectively, were issued and outstanding.
Shares of Class B common stock are convertible into shares of Class A common stock upon the stockholder’s voluntary written notice to the Company’s transfer agent or a transfer by the stockholder, subject to limited exceptions for transfers for estate planning purposes.
Reserved Shares
The Company had reserved shares of Class A common stock for issuance under stock-based award agreements as follows:

	As of December 31,	As of September 30,
	2020	2021
Stock options issued and outstanding	255,000	183,271
Nonvested restricted stock units issued and outstanding	450,614	369,614
Stock-based awards available for grant under the 2017 Plan	2,020,342	3,048,353
	2,725,956	3,601,238

12. Stock Based Compensation
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
Stock Options
The following summarizes the stock option activity for the periods presented:

	Number of options outstanding	Weighted- average exercise price (per share)	Weighted- average remaining contract life (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2020	255,000	$10.82	4.42	$36,426
Granted	—	—
Exercised	(70,923)	12.68		9,059
Forfeited or cancelled	(806)	10.49
Outstanding as of September 30, 2021	183,271	$10.10	3.59	$14,694

Options vested and exercisable at September 30, 2021	178,878	$9.79	3.53	$14,398
Options vested and expected to vest as of September 30, 2021	183,032	$10.09	3.59	$14,678
Aggregate intrinsic value is computed based on the difference between the option exercise price and the fair value of the Company’s common stock as of September 30, 2021, based on the Company’s Class A common stock price as reported on the NASDAQ Global Select Market.
No options were granted for the three and nine months ended September 30, 2020 and 2021.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The total estimated grant date fair value of options vested was $193 and $322 for the three and nine months ended September 30, 2020, respectively, and $153 and $199 for the three and nine months ended September 30, 2021, respectively.
As of September 30, 2021, total unrecognized compensation cost related to all non-vested stock options was $5, which will be amortized over a weighted-average period of 0.09 years.
Restricted Stock Units
The following summarizes the RSU activity for the periods presented:

	Number of awards outstanding	Weighted-average grant date fair value (per share)
Nonvested RSUs as of December 31, 2020	450,614	$51.58
Granted	146,989	146.80
Vested	(173,695)	62.13
Forfeited or cancelled	(54,294)	74.82
Nonvested RSUs as of September 30, 2021	369,614	$84.11
As of September 30, 2021, total unrecognized compensation cost related to non-vested RSUs was $25,509, which will be amortized over a weighted-average period of 2.86 years.
Stock-Based Compensation Expense
The Company recognized total stock-based compensation expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Cost of revenue	$46	$52	$161	$190
Research and development	508	621	1,581	2,055
Sales and marketing	369	519	1,140	1,591
General and administrative	1,459	2,633	4,424	7,756
Total	$2,382	$3,825	$7,306	$11,592

13. Commitments and Contingencies
Operating Leases
The Company leases office space under operating lease agreements that expire over the next 5.25 years. See Note 6, “Right-of-Use Asset and Lease Liabilities” to the condensed consolidated financial statements, for additional details on the Company's operating lease commitments.
Contractual Obligations
On October 25, 2015, the Company entered into an agreement with a telecommunications service provider. The service agreement requires the Company to pay a monthly recurring charge associated with the services received. The service agreement is non-cancellable and contains annual minimum commitments. On August 1, 2020, the Company amended the agreement to require annual minimum commitments of $600 and $300 in 2021 and 2022, respectively. In addition, as of September 30, 2021, the Company has $17,287 in other non-cancellable purchase obligations, consisting of primarily network equipment maintenance and software license contracts, of which $11,824 will be fulfilled within one year.

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
The Company has the option to renew the Initial Term for two ten-year periods. Base rent payments will begin on the Commencement Date. The initial base rent will increase by 1.85% on each anniversary of the Commencement Date. Total lease payments over the Initial Term are approximately $496,000. See Note 6, “Right-of-Use Asset and Lease Liabilities” to the condensed consolidated financial statements, for additional details on the Company's operating lease commitments.
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

14. Employee Benefit Plans
The Company sponsors a U.S. defined contribution 401(k), which allows eligible U.S.-based employees to defer a portion of their compensation. The Company, at its discretion, may make matching contributions. With the acquisition of Voxbone S.A. on November 1, 2020, the Company assumed sponsorship for Voxbone S.A.’s U.S. defined contribution 401(k). In connection with that acquisition, the Company also assumed sponsorship for a non-U.S. defined contribution plan for which it pays fixed contributions into a separate entity. The Company has no legal or constructive obligations to pay further contributions if the fund does not hold sufficient assets to pay all employees the benefits relating to employee service in the current or prior periods. The contributions are recognized as employee benefit expense when they are due. The Company made matching contributions for the defined contribution plans of $474 and $1,583 for the three and nine months ended September 30, 2020, respectively, and $811 and $2,565 for the three and nine months ended September 30, 2021, respectively.
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
The Company reports the service cost component of net periodic benefit cost in the same line item as other compensation costs arising from the services rendered by the employee and records the other components of net periodic benefit cost in other expense, net. Net periodic benefit costs for the non-U.S. defined benefit pension plan were $0 for the three and nine months ended September 30, 2020, and $105 and $323 for the three and nine months ended September 30, 2021, respectively.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

Pretax amounts for net periodic benefit cost and other amounts for the defined benefit pension plans consisted of the following components:

	Three months ended September 30,	Nine months ended September 30,
	2021	2021
Service cost	$104	$318
Interest cost	5	16
Return on plan assets	(4)	(11)
Net periodic pension cost	105	323
Total recognized in net periodic benefit cost	$105	$323

Defined benefit cost:
Expected long-term rate of return on plan assets	0.50%	0.50%

15. Income Taxes
At the end of each interim reporting period, the Company determines the income tax provision by using an estimate of the annual effective tax rate, adjusted for discrete items occurring in the quarter. The effective income tax rate reflects the effect of federal and state income taxes and the permanent impacts of differences in book and tax accounting.
The Company’s effective tax rate was (0.4)% and (134.2)% for the three and nine months ended September 30, 2020, respectively, and (4.8)% and (1.3)% for the three and nine months ended September 30, 2021, respectively. The change in tax rate is primarily due to the valuation allowance recorded against U.S. deferred tax assets and the mix of earnings between various jurisdictions. The Company continues to maintain a valuation allowance for its U.S. federal and state net deferred tax assets.
Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established.
The Company’s effective tax rate for the three and nine months ended September 30, 2021 is lower than the U.S. federal statutory rate of 21.0% primarily due to the valuation allowance recorded against U.S. deferred tax assets.

16. Related Parties
The Company has certain involvement with Relay, Inc. (f/k/a Republic Wireless, Inc.) (“Relay”) via ongoing services arrangements, with these ongoing services arrangements creating a variable interest in Relay.
The Company recorded a reduction of rent expense under the Facilities Sharing Agreement of $96 and $288 for the three and nine months ended September 30, 2020, respectively, and $96 and $288 for the three and nine months ended September 30, 2021, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations. No amounts were due to the Company under the Facilities Sharing Agreement as of December 31, 2020 and September 30, 2021.
The Company provided telecommunication services to Relay under the Master Services Agreement of $541 and $1,657 for the three and nine months ended September 30, 2020, respectively, and $425 and $1,374 for the three and nine months ended September 30, 2021, respectively. The Company recognized such amounts as revenue

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

in the accompanying condensed consolidated statements of operations. As of December 31, 2020 and September 30, 2021, the Company had a receivable of $170 and $142, respectively, under the Master Services Agreement.
Bandwidth had collected on behalf of, and remitted withholding tax to, Relay of $747 and $1,295 for the three and nine months ended September 30, 2020, respectively, and $16 and $360 for the three and nine months ended September 30, 2021, respectively, for Relay employees that exercised Bandwidth stock options. As of December 31, 2020 and September 30, 2021, the Company had amounts payable to Relay of $0 and $16, respectively.
The Company is compensated by Relay for services performed by the Company’s legal department based on costs incurred. The Company received net compensation of $16 and $63 for the three and nine months ended September 30, 2020, respectively, and $6 and $19 for the three and nine months ended September 30, 2021, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations. As of December 31, 2020 and September 30, 2021, the Company had a receivable of $2 under this agreement.

17. Basic and Diluted Loss per Common Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The Company is in a net loss position for the three and nine months ended September 30, 2020 and 2021 and therefore diluted shares equals basic shares.

Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except share and per share amounts)

The components of basic and diluted loss per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Earnings per share
Net loss attributable to common stockholders	$(2,352)	$(6,944)	$(24,051)	$(19,188)
Net loss per share, basic and diluted	$(0.10)	$(0.28)	$(1.01)	$(0.77)
Weighted average number of common shares outstanding, basic and diluted	24,175,762	25,114,762	23,905,322	25,075,941
The following common share equivalents were excluded from the weighted average shares used to calculate net loss per common share because their effects would have been anti-dilutive:

	As of September 30,
	2020	2021
Stock options issued and outstanding	269,108	183,271
Restricted stock units issued and outstanding	447,449	369,614
Convertible senior notes (1)	708,073	1,316,199
Total	1,424,630	1,869,084
________________________
(1) As of September 30, 2020 and September 30, 2021, the Company used the treasury stock method to calculate the dilutive impact of the 2026 and 2028 Convertible Notes because at that time the Company expected to settle the principal amount of these notes in cash and any excess in shares of the Company's Class A common stock. As of September 30, 2020 and September 30, 2021, the conversion spread, calculated using the average market price of Class A common stock during the period consistent with the treasury stock method, had a dilutive impact for the 2026 Convertible Notes on diluted net income per share of Class A common stock when the average market price of the Company's Class A common stock for a given period exceeded the conversion price of $91.03 per share. As of September 30, 2021, the conversion spread for the 2028 Convertible Notes was anti-dilutive as the average market price of the Company's Class A common stock for a given period did not exceed the conversion price of $179.27 per share.

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
For the three months ended September 30, 2020 and 2021, total revenue was $84.8 million and $130.6 million, respectively. For the three months ended September 30, 2020 and 2021, CPaaS revenue was $73.8 million and $107.4 million, respectively, representing an increase of 46%. Net loss for the three months ended September 30, 2020 and 2021 was $2.4 million and $6.9 million, respectively. For the three months ended September 30, 2020 and 2021, the number of active CPaaS customer accounts was 2,015 and 3,173, respectively, representing a year over year increase of 57%.
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

COVID-19 Update
In December 2019, a novel coronavirus disease (“COVID-19”) was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. The broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain. The COVID-19 pandemic and its adverse effects have been prevalent in the locations where we, our customers, suppliers and third-party business partners conduct business. During the three months ended September 30, 2021, we experienced stable or increased usage by our customers that had been most impacted by COVID-19, including large enterprise customers that offer unified communications as a service (“UCaaS”) and meeting solutions, travel, hospitality and ridesharing services, among others. We acknowledge that there may be additional impacts to the economy and our business going forward as a result of COVID-19, and we expect that there may be some volatility in customer demand and buying habits as the pandemic continues. Recently, we have re-opened our U.S. offices for employees to return, subject to applicable government regulations. Appropriate measures are being taken to protect the health of our employees who return to the office. We have also reinstated business travel, subject to applicable government regulations. As the COVID-19 pandemic abates, we may experience curtailed customer demand that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we may experience impact from enterprises reducing usage of our services or delaying decisions to implement our services. As a result, the effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See “Item 1A. Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

DDoS Attack
Beginning on September 25, 2021, Bandwidth’s communications network was subjected to a distributed denial of service (“DDoS”) attack initially causing intermittent communications services disruptions affecting certain of our markets and customers. A DDoS attack is a malicious attempt to disrupt the normal traffic of a targeted server, service or network by overwhelming the target or its surrounding infrastructure with a flood of unwanted internet traffic from multiple sources, resulting in the slowdown or blockage of legitimate traffic. Bandwidth’s mitigation efforts, in conjunction with our partners from leading cybersecurity firms, are proving successful. Bandwidth’s network has been largely stable and operating at normal service levels since the evening of September 29, 2021, although there have been some continued intermittent disruptions. Based on preliminary usage data and currently known information, the company estimates that the impact of the DDoS attack may reduce CPaaS revenue for the full year 2021 by an amount between $9 million and $12 million, inclusive of $0.7 million revenue impact in the third quarter.

Management’s Discussion and Analysis
Key Performance Indicators
We monitor the following key performance indicators (“KPIs”) to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. We believe the following KPIs are useful in evaluating our business:

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021

	(Dollars in thousands)
Number of active CPaaS customers (as of period end)	2,015	3,173	2,015	3,173
Dollar-based net retention rate	131%	108%	130%	116%
Adjusted EBITDA	$9,275	$14,165	$17,896	$41,318
Free cash flow	$9,313	$12,186	$(51)	$(4,631)

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
For the three and nine months ended September 30, 2020 and 2021, revenue from active CPaaS customer accounts represented approximately 99% of total CPaaS revenue.
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
For the three months ended September 30, 2020 and 2021, we generated 75% and 73% of our CPaaS revenue, respectively, from usage-based fees. We also earn monthly fees from services such as phone number services, messaging services and 911 access services. For the three months ended September 30, 2020 and 2021, we generated 23% and 25% of our CPaaS revenue, respectively, in each period from monthly per unit fees. The remaining 2% of our CPaaS revenue is generated from other miscellaneous services.
For the nine months ended September 30, 2020 and 2021, we generated 74% and 73% of our CPaaS revenue from usage-based fees, respectively. We also earn monthly fees from services such as phone number services, messaging services and 911 access services. For the nine months ended September 30, 2020 and 2021, we generated 24% and 25% of our CPaaS revenue in each period from monthly per unit fees, respectively. The remaining 2% of our CPaaS revenue is generated from other miscellaneous services.
The remainder of our revenue is generated by our Other segment. Other revenue is composed of revenue earned from our non-CPaaS legacy services and indirect revenue. Other revenue as a percentage of total revenue is expected to continue to decline over time.
We recognize accounts receivable at the time the customer is invoiced. Additionally, we record a receivable for unbilled revenue if the services have been delivered and are billable in subsequent periods. Unbilled revenue made up 56% and 43% of outstanding accounts receivable, net of allowance for doubtful accounts, as of September 30, 2020 and 2021, respectively.
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

Management’s Discussion and Analysis
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
Income Taxes
For the three months ended September 30, 2020 and 2021, our effective tax rate was (0.4)% and (4.8)%, respectively. The decrease in our effective tax rate is primarily due to the acquisition of Voxbone in the fourth quarter of 2020 which has resulted in tax expense in additional jurisdictions without valuation allowances.
For the nine months ended September 30, 2020 and 2021, our effective tax rate was (134.2)% and (1.3)%, respectively. The increase in our effective tax rate is primarily due to the change in judgment related to the realizability of certain deferred tax assets and the resulting valuation allowance.
Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of September 30, 2021, the Company continues to maintain a valuation allowance for its U.S. federal and state and U.K. net deferred tax assets.

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

Management’s Discussion and Analysis
Consolidated

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021

	(In thousands)
Consolidated Gross Profit	$39,231	$58,243	$106,171	$164,993
Consolidated Gross Profit Margin %	46%	45%	46%	45%
Depreciation	2,284	2,976	6,958	8,947
Amortization of acquired intangible assets	—	2,128	—	6,479
Stock-based compensation	46	52	161	190
Non-GAAP Gross Profit	$41,561	$63,399	$113,290	$180,609
Non-GAAP Gross Margin %	49%	49%	49%	50%
By Segment
CPaaS

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021

	(In thousands)
CPaaS Gross Profit	$34,416	$52,535	$91,492	$147,945
CPaaS Gross Profit Margin %	47%	49%	46%	47%
Depreciation	2,284	2,976	6,958	8,947
Amortization of acquired intangible assets	—	2,128	—	6,479
Stock-based compensation	46	52	161	190
Non-GAAP CPaaS Gross Profit	$36,746	$57,691	$98,611	$163,561
Non-GAAP CPaaS Gross Margin %	50%	54%	49%	52%

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

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021

	(In thousands)
Net loss	$(2,352)	$(6,944)	$(24,051)	$(19,188)
Stock-based compensation	2,382	3,825	7,306	11,592
Amortization of acquired intangibles	130	4,764	390	14,495
Amortization of debt discount and issuance costs for convertible debt	4,575	7,168	10,852	19,393
Acquisition-related expenses	1,745	—	1,745	—
Loss on disposal of property and equipment	3	21	263	357
Estimated tax effects of adjustments (1)	—	(2,348)	—	(3,502)
Valuation allowance (2)	—	—	14,173	215
Non-GAAP net income	$6,483	$6,486	$10,678	$23,362

Net loss per share, basic and diluted	$(0.10)	$(0.28)	$(1.01)	$(0.77)

Non-GAAP net income per Non-GAAP share
Basic	$0.27	$0.26	$0.45	$0.93
Diluted	$0.24	$0.25	$0.42	$0.87

Non-GAAP weighted average number of shares outstanding
Non-GAAP basic shares	24,175,762	25,114,762	23,905,322	25,075,941
Convertible debt conversion	1,692,546	929,971	708,073	1,316,199
Stock options issued and outstanding	273,681	171,623	507,530	186,665
Nonvested RSUs outstanding	367,790	159,888	333,329	214,562
Non-GAAP diluted shares	26,509,779	26,376,244	25,454,254	26,793,367
________________________
(1) The Non-GAAP tax-effect adjustments are calculated based on statutory tax rates in the jurisdictions where the Company has tax filings. When the Company has a valuation allowance recorded and no tax benefits will be recognized, the rate in that jurisdiction is considered to be zero. The rate was 0.0% and 7.6% for the nine months ended September 30, 2020 and 2021, respectively.
(2) The Company recognized a tax expense of $0 and $14,173 to record a valuation allowance on U.S. deferred tax assets in the three and nine months ended September 30, 2020 and $0 and $215 in the three and nine months ended September 30, 2021, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021

	(In thousands)
Net loss	$(2,352)	$(6,944)	$(24,051)	$(19,188)
Income tax provision (1)	10	315	13,783	255
Interest expense, net	4,200	7,715	8,923	20,824
Depreciation	3,157	4,469	9,537	12,983
Amortization	130	4,764	390	14,495
Acquisition-related expenses	1,745	—	1,745	—
Stock-based compensation	2,382	3,825	7,306	11,592
Loss on disposal of property and equipment	3	21	263	357
Adjusted EBITDA	$9,275	$14,165	$17,896	$41,318
________________________
(1) Includes $0 and $14,173 of tax expense to record a valuation allowance on U.S. deferred tax assets for the three and nine months ended September 30, 2020, respectively, and $0 and $215 for the three and nine months ended September 30, 2021, respectively.
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

Management’s Discussion and Analysis

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021

	(In thousands)
Net cash provided by operating activities	$11,647	$14,843	$11,331	$23,688
Net cash used in investing in capital assets (1) (2)	(2,334)	(2,657)	(11,382)	(28,319)
Free cash flow	$9,313	$12,186	$(51)	$(4,631)
________________________
(1) Represents the acquisition cost of property, equipment and capitalized development costs for software for internal use.
(2) Includes the net cash used from the purchase of land of $(30,017) offset by the proceeds from sale of land of $17,462 from investing activities of the statement of cash flows for the nine months ended September 30, 2021.

Management’s Discussion and Analysis
Results of Operations
Consolidated Results of Operations
The following table sets forth the consolidated statements of operations for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021

	(In thousands)
Revenue:
CPaaS revenue	$73,762	$107,376	$199,959	$312,561
Other revenue	10,996	23,262	30,107	52,214
Total revenue	84,758	130,638	230,066	364,775
Cost of revenue:
CPaaS cost of revenue	39,346	54,841	108,467	164,616
Other cost of revenue	6,181	17,554	15,428	35,166
Total cost of revenue	45,527	72,395	123,895	199,782
Gross profit:
CPaaS	34,416	52,535	91,492	147,945
Other	4,815	5,708	14,679	17,048
Total gross profit	39,231	58,243	106,171	164,993
Operating expenses:
Research and development	10,232	13,359	29,316	39,509
Sales and marketing	9,001	13,592	27,073	38,168
General and administrative	18,134	30,354	51,070	85,481
Total operating expenses	37,367	57,305	107,459	163,158
Operating income (loss)	1,864	938	(1,288)	1,835
Other expense, net
Interest expense, net	(4,200)	(7,715)	(8,923)	(20,824)
Other (expense) income, net	(6)	148	(57)	56
Total other expense, net	(4,206)	(7,567)	(8,980)	(20,768)
Loss before income taxes	(2,342)	(6,629)	(10,268)	(18,933)
Income tax provision	(10)	(315)	(13,783)	(255)
Net loss	$(2,352)	$(6,944)	$(24,051)	$(19,188)

Management’s Discussion and Analysis
The following table sets forth our results of operations as a percentage of our total revenue for the periods presented. *

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Revenue:
CPaaS revenue	87%	82%	87%	86%
Other revenue	13%	18%	13%	14%
Total revenue	100%	100%	100%	100%
Cost of revenue:
CPaaS cost of revenue	46%	42%	47%	45%
Other cost of revenue	7%	13%	7%	10%
Total cost of revenue	53%	55%	54%	55%
Gross profit:
CPaaS	40%	40%	40%	41%
Other	6%	5%	6%	4%
Total gross profit	46%	45%	46%	45%
Operating expenses:
Research and development	12%	10%	13%	11%
Sales and marketing	11%	10%	12%	10%
General and administrative	21%	23%	22%	23%
Total operating expenses	44%	44%	47%	45%
Operating income (loss)	2%	1%	(1)%	1%
Other expense, net
Interest expense, net	(5)%	(6)%	(4)%	(6)%
Other (expense) income, net	—%	—%	—%	—%
Total other expense, net	(5)%	(6)%	(4)%	(6)%
Loss before income taxes	(3)%	(5)%	(4)%	(5)%
Income tax provision	—%	—%	(6)%	—%
Net loss	(3)%	(5)%	(10)%	(5)%
(*) Columns may not foot due to rounding.

Management’s Discussion and Analysis
Comparison of the three months ended September 30, 2020 and 2021
Revenue

	Three months ended September 30,
	2020	2021	Change

	(Dollars in thousands)
Revenue:
CPaaS revenue	$73,762	$107,376	$33,614	46%
Other revenue	10,996	23,262	12,266	112%
Total revenue	$84,758	$130,638	$45,880	54%
For the three months ended September 30, 2021, total revenue increased by $45.9 million, or 54%, and CPaaS revenue increased by $33.6 million, or 46%, compared with the same period in 2020. Usage and fees on our international platform contributed $26.9 million of this increase of total revenue and $26.0 million to CPaaS revenue. Excluding the higher amounts attributable to our international platform, revenue from all of our CPaaS offerings increased from the same period in 2020. This increase was led by growth in our phone number services and 911-enabled phone number services of $4.8 million and voice and messaging offerings of $2.4 million. Across our CPaaS offerings, higher usage pricing increased CPaaS revenue by $0.4 million with the remaining increase in CPaaS revenue driven by usage volume growth. These results also include a decrease of approximately $0.7 million in third quarter 2021 revenue from lost transaction volume and customer credits due to the previously disclosed DDoS attack. These changes in pricing and usage volume period over period were reflected in our dollar-based net retention rate of 108%. Revenue from new CPaaS customers also contributed $2.1 million, or 3%, to CPaaS revenue for 2021 compared with $6.4 million, or 12%, in the same period in 2020.
The increase in usage was also attributable to a 57% increase in the number of active CPaaS customer accounts, from 2,015 as of September 30, 2020 to 3,173 as of September 30, 2021. As a percentage of total revenue, CPaaS revenue decreased from 87% in 2020 to 82% in the same period in 2021.
Other revenue increased by $12.3 million, or 112%, in 2021 primarily due to indirect revenue, which increased by $11.7 million due to an increase in messaging surcharges and indirect voice revenue, and $0.9 million due to usage and fees on our international platform. Legacy revenue, as expected, continued to decline and decreased by $0.3 million, compared with the same period in 2020.
Cost of Revenue and Gross Margin

	Three months ended September 30,
	2020	2021	Change

	(Dollars in thousands)
Cost of revenue:
CPaaS cost of revenue	$39,346	$54,841	$15,495	39%
Other cost of revenue	6,181	17,554	11,373	184%
Total cost of revenue	$45,527	$72,395	$26,868	59%
Gross profit	$39,231	$58,243	$19,012	48%
Gross margin:
CPaaS	47%	49%
Other	44%	25%
Total gross margin	46%	45%

Management’s Discussion and Analysis
For the three months ended September 30, 2021, total gross profit increased by $19.0 million, or 48%, compared with the same period in 2020, driven by higher revenue and improved operating leverage partially offset by unfavorable segment mix, which resulted in total gross margin of 45% for the three months ended September 30, 2021 compared with 46% in the corresponding period last year.
As a component of total gross margin, our CPaaS gross margin grew from 47% to 49% for the three months ended September 30, 2020 and 2021, respectively. Higher CPaaS gross margins arose from higher revenue, improved operating leverage and product mix. Our higher revenue drove correspondingly higher CPaaS cost of revenue for the three months ended September 30, 2021 of $15.5 million, or 39%, compared with the same period in 2020. CPaaS cost of revenue increased due to an increase in voice usage costs of $7.5 million, network costs of $6.6 million due to both network expansions and amortization expense, partially related to our international platform, and costs of phone numbers and 911 of $2.5 million, offset by a decline in cost of messaging of $1.1 million from an increase in messages used by customers, but a decreased cost per message.
Excluding depreciation, amortization and stock-based compensation of $2.3 million for the three months ended September 30, 2020 and $5.2 million for the three months ended September 30, 2021, CPaaS Non-GAAP gross margins were 50% and 54%, respectively, and total Non-GAAP gross margins were 49% for the three months ended September 30, 2020 and 2021. The increase Non-GAAP gross margins were driven by higher revenue, improved operating leverage, improved product mix and the inclusion of higher margin sales from our international platform.
For the three months ended September 30, 2021, other cost of revenue increased by $11.4 million compared with the same period in 2020. This was primarily due to increased indirect revenue and costs related to messaging surcharges, resulting in decreased Other gross margin from 44% to 25%.
Operating Expenses

	Three Months Ended September 30,
	2020	2021	Change

	(Dollars in thousands)
Research and development	$10,232	$13,359	$3,127	31%
Sales and marketing	9,001	13,592	4,591	51%
General and administrative	18,134	30,354	12,220	67%
Total operating expenses	$37,367	$57,305	$19,938	53%
As a percentage of revenue, total operating expenses for the three months ended September 30, 2020 and 2021 were 44% for both periods.
For the three months ended September 30, 2021, R&D expenses increased $3.1 million, or 31%, compared with the same period in 2020. This increase was due mainly to increased personnel costs of $2.4 million including the impact of growth in headcount as a result of the Acquisition.
For the three months ended September 30, 2021, sales and marketing expenses increased by $4.6 million, or 51%, compared with the period in 2020, primarily due to an increase in sales personnel costs of $2.8 million, which included the impact of growth in headcount as a result of the Acquisition, and an increase in non-headcount costs of $1.8 million.
For the three months ended September 30, 2021, general and administrative expenses increased by $12.2 million, or 67%, compared with the same period in 2020. This increase was due to higher personnel cost of $5.7 million due to the impact of growth in headcount as a result of the Acquisition, depreciation and amortization costs of $3.1 million, professional costs of $1.5 million, facilities costs of $0.9 million, and other costs of $1.0 million.

Management’s Discussion and Analysis
Interest Expense, Net
For the three months ended September 30, 2021, interest expense, net of interest income, increased by $3.5 million compared with the same period in 2020, due to a $2.9 million increase in interest expense related to the Convertible Notes and a $0.6 million decrease in interest income from the investment of follow-on equity offering proceeds. See Note 9, “Debt” to the condensed consolidated financial statements, for additional details.
Income Tax Benefit (Provision)
For the three months ended September 30, 2021, income tax expense increased by $0.3 million compared with the same period in 2020. The effective tax rate for the three months ended September 30, 2021 was (4.8)% compared with (0.4)% in the same period in 2020. The decrease in our effective tax rate is primarily due to acquisition of Voxbone in the fourth quarter of 2020, which has resulted in tax expense in additional jurisdictions without valuation allowances.
Comparison of the nine months ended September 30, 2020 and 2021
Revenue

	Nine months ended September 30,
	2020	2021	Change

	(Dollars in thousands)
Revenue:
CPaaS revenue	$199,959	$312,561	$112,602	56%
Other revenue	30,107	52,214	22,107	73%
Total revenue	$230,066	$364,775	$134,709	59%
For the nine months ended September 30, 2021, total revenue increased by $134.7 million, or 59%, and CPaaS revenue increased by $112.6 million, or 56%, compared with the same period in 2020. Usage and fees on our international platform contributed $76.1 million of this increase to total revenue and $73.3 million to CPaaS revenue. Excluding the higher amounts attributable to our international platform, revenue from all of our CPaaS offerings increased from the same period in 2020 led by growth in our voice and messaging offerings of $20.8 million and phone number services and 911-enabled phone number services of $16.8 million. Across our CPaaS offerings, slightly higher usage pricing increased CPaaS revenue by $1.9 million with the remaining increase in CPaaS revenue driven by usage volume growth. These results also include a decrease of approximately $0.7 million in third quarter 2021 revenue from lost transaction volume and customer credits due to the previously disclosed DDoS attack. These changes in pricing and usage volume period over period were reflected in our dollar-based net retention rate of 116%. Revenue from new CPaaS customers contributed $9.5 million, or 13%, to CPaaS revenue for 2021 compared with $12.3 million, or 8%, in the same period in 2020.
The increase in usage was also attributable to a 57% increase in the number of active CPaaS customer accounts, from 2,015 as of September 30, 2020 to 3,173 as of September 30, 2021. As a percentage of total revenue, CPaaS revenue decreased from 87% to 86% from 2020 to the same period in 2021.
Other revenue increased by $22.1 million, or 73%, in 2021 primarily due to higher indirect revenue, which increased by $20.3 million due to an increase in messaging surcharges and indirect voice revenue, and $2.8 million due to usage and fees on our international platform. Legacy revenue, as expected, continued to decline and decreased by $1.0 million, compared with the same period in 2020.

Management’s Discussion and Analysis
Cost of Revenue and Gross Margin

	Nine months ended September 30,
	2020	2021	Change

	(Dollars in thousands)
Cost of revenue:
CPaaS cost of revenue	$108,467	$164,616	$56,149	52%
Other cost of revenue	15,428	35,166	19,738	128%
Total cost of revenue	$123,895	$199,782	$75,887	61%
Gross profit	$106,171	$164,993	$58,822	55%
Gross margin:
CPaaS	46%	47%
Other	49%	33%
Total gross margin	46%	45%
For the nine months ended September 30, 2021, total gross profit increased by $58.8 million, or 55%, compared with the same period in 2020, driven by higher revenue and improved operating leverage partially offset by unfavorable segment mix, which resulted in total gross margin of 45% for the nine months ended September 30, 2021 compared with 46% in the corresponding period last year.
As a component of total gross margin, our CPaaS gross margin grew from 46% to 47% for the nine months ended September 30, 2020 and 2021, respectively. Higher CPaaS gross margins arose from higher revenue, improved operating leverage and product mix. Our higher revenue drove correspondingly higher CPaaS cost of revenue for the nine months ended September 30, 2021 of $56.1 million, or 52%, compared with the same period in 2020. CPaaS cost of revenue increased due to an increase in voice usage costs of $25.0 million, network costs of $19.1 million due to both network expansions and amortization expense, partially related to our international platform, costs of phone numbers and 911 of $7.7 million, and cost of messaging of $4.4 million from increased cost per message and the increase in messages used by customers.
Excluding depreciation, amortization and stock-based compensation of $7.1 million for the nine months ended September 30, 2020 and $15.6 million for the nine months ended September 30, 2021, CPaaS Non-GAAP gross margins were 49% and 52%, respectively, and total Non-GAAP gross margins were 49% and 50%, respectively, for the nine months ended September 30, 2020 and 2021. The increase Non-GAAP gross margins were driven by higher revenue, improved operating leverage, improved product mix and the inclusion of higher margin sales from our international platform.
For the nine months ended September 30, 2021, other cost of revenue increased by $19.7 million compared with the same period in 2020. This was primarily due to increased indirect revenue and costs related to messaging surcharges, resulting in decreased Other gross margin from 49% to 33%.
Operating Expenses

	Nine months ended September 30,
	2020	2021	Change

	(Dollars in thousands)
Research and development	$29,316	$39,509	$10,193	35%
Sales and marketing	27,073	38,168	11,095	41%
General and administrative	51,070	85,481	34,411	67%
Total operating expenses	$107,459	$163,158	$55,699	52%

Management’s Discussion and Analysis
As a percentage of revenue, total operating expenses for the nine months ended September 30, 2020 and 2021 decreased from 47% to 45%, respectively, as operating expenditures growth exceeded corresponding growth in revenue in 2021.
For the nine months ended September 30, 2021, R&D expenses increased by $10.2 million, or 35%, compared with the same period in 2020. This increase was due to increased personnel costs of $8.4 million including the impact of growth in headcount as a result of the Acquisition, and an increase in non-headcount costs of $1.8 million.
For the nine months ended September 30, 2021, sales and marketing expenses increased by $11.1 million, or 41%, compared with the period in 2020, primarily due to an increase in sales personnel costs of $7.5 million, which included the impact of growth in headcount as a result of the Acquisition, and an increase in non-headcount costs of $3.6 million.
For the nine months ended September 30, 2021, general and administrative expenses increased by $34.4 million, or 67%, compared with the same period in 2020. This increase was primarily due to higher personnel cost of $15.0 million resulting from the impact of growth in headcount as a result of the Acquisition, depreciation and amortization costs of $8.9 million, professional costs of $5.2 million, facilities costs of $2.7 million, and other costs of $2.6 million.
Interest Expense, Net
For the nine months ended September 30, 2021, interest expense, net of interest income, increased by $11.9 million compared with the same period in 2020, due to a $9.5 million increase in interest expense related to the Convertible Notes and a $2.2 million decrease in interest income from the investment of follow-on equity offering proceeds. See Note 9, “Debt” to the condensed consolidated financial statements, for additional details.
Income Tax Benefit (Provision)
For the nine months ended September 30, 2021, income tax expense decreased by $13.5 million compared with the same period in 2020. The effective tax rate for the nine months ended September 30, 2021 was (1.3)% compared with (134.2)% in the same period in 2020. The increase in our effective tax rate is primarily due to the change in judgment related to the realizability of certain deferred tax assets and the resulting valuation allowance.
Liquidity and Capital Resources
Our liquidity is provided by free cash flow driven by payments received from customers using our services, supplemented with convertible note offerings of $344.7 million and $217.0 million in February 2020 and March 2021, respectively. We believe that our cash and cash equivalents balances and the cash flows generated by our operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our belief may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors.” We may be required to seek additional equity or debt financing in order to meet these future capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.
Statement of Cash Flows
The following table summarizes our cash flows for the periods indicated:

Management’s Discussion and Analysis

	Nine months ended September 30,
	2020	2021

	(In thousands)
Net cash provided by operating activities	$11,331	$23,688
Net cash (used in) provided by investing activities	(242,162)	11,681
Net cash provided by financing activities	347,102	213,961
Effect of exchange rate changes on cash, cash equivalents and restricted cash	48	291
Net increase in cash, cash equivalents, and restricted cash	$116,319	$249,621

Cash Flows from Operating Activities
For the nine months ended September 30, 2021, net cash provided by operating activities was $23.7 million, consisting of net loss of $19.2 million adjusted for non-cash items of $63.5 million, and offset by cash used by changes in operating assets and liabilities of $20.6 million.
Cash used in operating assets and liabilities included an increase in accounts receivable of $20.6 million, a decrease in operating right-of-use liability of $4.5 million, and an increase in prepaid expenses and other assets of $4.2 million. Offsetting these cash use items in assets and liabilities was an increase in accounts payable of $7.1 million, and an increase in accrued expenses and other liabilities of $1.6 million.
The non-cash items included depreciation and amortization expense of $27.5 million, amortization of debt discount and issuance costs of $19.5 million, stock-based compensation expenses of $11.6 million, right-of-use asset amortization of $4.3 million, loss on disposal of property and equipment of $0.4 million, and deferred tax expense of $0.3 million.
For the nine months ended September 30, 2020, net cash provided by operating activities was $11.3 million, consisting of net loss of $24.1 million adjusted for non-cash items of $46.2 million and offset by cash used by changes in operating assets and liabilities of $10.8 million.
Cash generated in operating assets and liabilities included an increase in accrued expenses and other liabilities of $8.7 million, and an increase in accounts payable of $2.9 million. Offsetting these cash generating items in assets and liabilities were an increase in accounts receivable of $16.2 million, a decrease in operating right-of-use liability of $4.0 million, and an increase in prepaid expenses and other assets of $2.2 million.
The non-cash items included deferred tax expense of $14.3 million, amortization of debt discount and issuance costs of $10.9 million, depreciation and amortization expense of $9.9 million, stock-based compensation expenses of $7.3 million, right-of-use asset amortization of $3.5 million, and loss on disposal of property and equipment of $0.3 million.
Cash Flows from Investing Activities
For the nine months ended September 30, 2021, net cash provided by investing activities was $11.7 million. Cash provided by investing activities was the proceeds from sales and maturities of other investments of $40.0 million, proceeds from the sale of land of $17.5 million, offset by the purchase of land of $30.0 million, purchase of property and equipment of $12.6 million and capitalized internally developed software costs of $3.2 million.
For the nine months ended September 30, 2020, net cash used in investing activities was $242.2 million from the purchase of other investments of $230.8 million, the purchase of property and equipment of $9.5 million and capitalized internally developed software costs of $1.9 million.
Cash Flows from Financing Activities

Management’s Discussion and Analysis
For the nine months ended September 30, 2021, net cash provided by financing activities was $214.0 million consisting primarily of $250.0 million in proceeds from the issuance of the 2028 Convertible Notes and $0.9 million in proceeds from the issuance of stock options, partially offset by $25.5 million in the purchase of the 2028 Capped Calls, $7.5 million in payments of debt issuance cost, and $3.7 million in value of equity awards withheld for tax liabilities.
For the nine months ended September 30, 2020, net cash provided by financing activities was $347.1 million consisting primarily of $400.0 million in proceeds from issuance of the 2026 Convertible Notes and $3.9 million in proceeds from the issuance of stock options, partially offset by $43.3 million in the purchase of the Capped Calls, $12.0 million in payments of debt issuance costs and $1.5 million in value of equity awards withheld for tax liabilities.
Debt
On May 25, 2021, we terminated the Credit and Security Agreement, dated as of November 4, 2016 as amended and restated as of March 1, 2019, among the Company, KeyBank National Association, and KeyBanc Capital Markets Inc. (the “Credit Agreement”). The Credit Agreement provided for a secured $25.0 million revolving credit facility. As of May 25, 2021, no borrowings were outstanding under the Credit Agreement. As of September 30, 2021, we had no outstanding unamortized loan fees for the Credit Agreement.
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

Management’s Discussion and Analysis
Contractual Obligations and Other Commitments
The following table summarizes our non-cancellable contractual obligations as of September 30, 2021:

	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	More than 5 years

	(In thousands)
Operating leases (1)	$17,733	$6,701	$9,728	$1,304	$—
Finance leases (1)	434	201	209	24	—
Leases not yet commenced (2)	495,708	—	29,496	42,901	423,311
Convertible Notes (3)	650,000	—	—	400,000	250,000
Purchase obligations (4)	17,737	12,199	3,961	1,575	2
Total	$1,181,612	$19,101	$43,394	$445,804	$673,313
________________________
(1) Operating and finance leases represent total future minimum rent payments under non-cancellable lease agreements.
(2) See Note 13, “Commitments and Contingencies” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for a discussion of the lease anticipated to commence in May 2023 for our new corporate headquarters.
(3) See Note 9, “Debt” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for a discussion of our 2026 Convertible Notes and our 2028 Convertible Notes.
(4) Purchase obligations represent total non-cancelable purchase commitments and future minimum payments under contracts to various service providers, excluding agreements that are cancellable without penalty.

Off-Balance Sheet Arrangements
We do not have any holdings in variable interest entities. With the acquisition of Voxbone, we have off-balance sheet agreements for short-term office and automobile leases in the amount of $448 and $2, respectively, ending prior to June 30, 2022.

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
Interest Rate Risk
Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents of $321.8 million as of September 30, 2021, which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of interest bearing checking accounts, money market accounts and time deposits.
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
In February 2020 and March 2021, we issued $400.0 million and $250.0 million aggregate principal amount of the 2026 Convertible Notes and the 2028 Convertible Notes, respectively. As the Convertible Notes have a fixed annual interest rate, we have no financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change. Additionally, the fair value can be affected when the market price of our common stock fluctuates. We carry the Convertible Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.
Foreign Currency Risk
The functional currencies of our foreign subsidiaries are the respective local currencies of the jurisdictions in which they operate, which are primarily the Euro and the British Pound. Approximately 12% of our total revenue for the year ended September 30, 2021 was generated outside the United States. The majority of our revenues and operating expenses are denominated in U.S. dollars, and therefore are not currently subject to significant foreign currency risk. Our subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the year. If there is a change in foreign currency exchange rates, the conversion of our foreign subsidiaries’ financial statements into U.S. dollars would result in a realized gain or loss, which is recorded in other expense, net in our condensed consolidated statements of operations. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currencies result in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decrease if the U.S. dollar strengthens against foreign currencies.
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
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The following county or municipal governments have named us in lawsuits associated with the collection and remittance of 911 taxes and surcharges that remain unresolved: the City and County of San Francisco, California (the “California Case”); Cook County and Kane County, Illinois; City of Chicago, Illinois; the State of Illinois (collectively, the “Illinois Case”); the State of New York (the “New York Case”); Allegheny County, Pennsylvania (the “Pennsylvania Case”); and the State of Rhode Island (the “Rhode Island Case”). The complaints allege that we failed to bill, collect and remit certain taxes and surcharges associated with 911 service pursuant to applicable laws. The California Case was originally filed under seal in January 2020 and was served on Bandwidth in February 2021. We filed a motion to dismiss the California Case on May 5, 2021. The motion to dismiss was granted, with leave to amend, on August 18, 2021. The plaintiff filed an amended complaint in the California Case on October 15, 2021. The Illinois Case was dismissed by the trial court in December 2016, but returned to the trial court following an appeal. The plaintiffs’ amended complaint in the Illinois Case was filed on August 12, 2019. We filed a motion to dismiss the Illinois Case on September 26, 2019. The New York Case originally was filed under seal in 2014, amended and filed under seal in 2018, and made available publicly on October 25, 2019. On May 19, 2021, the plaintiff filed a Fourth Amended Complaint in the New York Case. We filed a motion to dismiss the New York Case on June 17, 2021. The Rhode Island Case originally was filed under seal in 2014 and was made available publicly in 2015. Our response to the complaint in the Rhode Island Case has been on hold since 2015, pending the filing of an amended complaint. The Pennsylvania Case is stayed pending the outcome of a related proceeding before the Federal Communications Commission (“FCC”) that is currently the subject of an appeal.
On November 30, 2020, we were named as a defendant in a Second Amended Class Action Complaint in a putative class action captioned Diana Mey v. All Access Telecom, Inc., et al. pending in the United States District Court, Northern District of West Virginia relating to the alleged failure to block unsolicited phone calls to the plaintiff and putative class members. We filed a motion to dismiss the action on February 3, 2021. On April 23, 2021, that motion was denied. On May 21, 2021, the plaintiff filed a Third Amended Complaint. We filed a motion to dismiss the Third Amended Complaint on June 4, 2021, and a motion seeking primary jurisdiction referral to the FCC on June 26, 2021. The motions were denied on September 7, 2021, and September 30, 2021, respectively. We filed an answer to the Third Amended Complaint on September 21, 2021.
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
•Attacks on or breaches of our networks or systems, or on those of third parties on which we rely, including denial-of-service, ransomware and other cyberattacks, may result in disruption to our services, which could harm our business.
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
•our ability to introduce new product offerings;
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
The ongoing COVID-19 pandemic and the global attempt to contain it may harm our business and results of operations.
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
We have been developing and providing a cloud-based platform that enables developers and organizations to integrate voice and messaging communications capabilities into their software applications. This market is relatively new and unproven and is subject to a number of risks and uncertainties. We believe that our future success will depend in large part on the growth, if any, of this market. For example, the utilization of software APIs by developers and organizations to build communications functionality into their applications is still relatively new, and developers and organizations may not recognize the need for, or benefits of, our services and platform. Moreover, if they do not recognize the need for and benefits of our services and platform, they may decide to adopt alternative services and/or develop the necessary services in-house to satisfy their business needs. In order to grow our business and expand our market position, we intend to focus on educating enterprise customers about the benefits of our services and platform, expanding the functionality of our services and bringing new technologies to market to increase market acceptance and use of our platform. Our ability to expand the market that our services and platform address depends upon a number of factors, including the cost, performance and perceived value associated with such services and platform. The market for our services and platform could fail to grow significantly or there could be a reduction in demand for our services and platform as a result of a lack of customer acceptance, technological changes or challenges, our lack of success at introducing new product offerings, competing services and platforms, decreases in spending by current and prospective customers, weakening economic conditions, geopolitical developments, global pandemics, adverse regulatory developments or other causes. If our market does not experience significant growth or demand for our services and platform decreases, then our business, results of operations and financial condition could be adversely affected.
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
With respect to enterprise customers, the decision to adopt our services may require the approval of multiple technical and business decision makers, including security, compliance, procurement, operations and IT. In addition, while enterprise customers may quickly deploy our services on a limited basis, before they will commit to deploying our services at scale, they often require extensive education about our services and significant customer support time, engage in protracted pricing negotiations and seek to secure readily available development resources. In addition, sales cycles for enterprises are inherently complex and lengthy, and some enterprise customers may not generate revenue that justifies the cost to obtain such customers. In addition, these complex and resource-intensive sales efforts could place additional strain on our limited product and engineering resources. Further, enterprises, including some of our customers, may choose to develop their own solutions that do not include our services. They also may demand reductions in pricing as their usage of our services increases, which could have an adverse impact on our gross margin. Our efforts to sell to these potential customers may not be successful. If we are unable to increase the revenue that we derive from enterprises, then our business, results of operations and financial condition may be adversely affected.
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
From time to time, our customers have complained about our services, such as complaints about our pricing and customer support. Additionally, we sometimes experience customer complaints relating to disruption to or outage of our services, such as we experienced during the DDoS Attack described herein. If we do not handle customer complaints effectively, then our brand and reputation may suffer, our customers may lose confidence in us and they may reduce or cease their use of our services. In addition, many of our customers post and discuss on social media about products and services, including our services and our communications platform. Our success depends, in part, on our ability to generate positive customer feedback and minimize negative feedback on social media channels where existing and potential customers seek and share information. If actions we take or changes we make to our services or our communications platform upset these customers, then their online commentary could negatively affect our brand and reputation. Complaints or negative publicity about us, our services or our communications platform could materially and adversely affect our ability to attract and retain customers, our business, results of operations and financial condition.
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
Operating in international markets requires significant resources and management attention, and will subject us to regulatory, economic and political risks in addition to those we face in the United States. We have limited experience with international operations, and our further international expansion efforts may not be successful.
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
In addition, due to potential costs from our international expansion efforts and network service provider fees outside of the United States, our gross margin for international customers may be lower than our gross margin for domestic customers. As a result, our overall gross margin may fluctuate as we further expand our operations and customer base internationally.
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
Attacks on or breaches of our networks or systems, or those of third parties upon which we rely, could degrade our ability to conduct our business, compromise the integrity of our services and our communications platform, result in service degradation or outages, significant data losses, the theft of our intellectual property, investigations by government agencies and damage to our reputation, and could expose us to liability to third parties and require us to incur significant additional costs to maintain the security of our networks and data.
We depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and R&D activities to our marketing and sales efforts and communications with our customers and business partners. Cyber-attacks, including through the use of malware, computer viruses, distributed denial of services (“DDoS”) attacks, ransomware attacks, credential harvesting and other means for obtaining unauthorized access to or disrupting the operation of our networks and systems and those of our suppliers, vendors and other service providers, could cause harm to our business, including by misappropriating our proprietary information or that of our customers, employees and business partners or to cause interruptions of our services and our communications platform. Cyber-attacks may cause service degradation or outages, equipment failures, loss of information, including sensitive personal information of customers or employees or valuable technical and marketing information, as well as disruptions to our or our customers’ operations. Cyber-attacks against companies have increased in frequency, scope and potential harm in recent years. Further, the perpetrators of cyber-attacks are not restricted to particular groups or persons. These attacks may be committed by company employees or external actors operating in any geography, including jurisdictions where law enforcement measures to address such attacks are unavailable or ineffective, and may even be launched by or at the behest of nation states.
Despite our efforts to reduce the risks associated with cyber-attacks, including the implementation of a number of defensive measures and protocols designed to protect our systems and networks, such efforts may be insufficient to repel or mitigate the effects of a major cyber-attack. For example, beginning on September 25, 2021, our communications network experienced DDoS attacks that caused intermittent service disruptions affecting certain of our markets and customers. A DDoS attack is a malicious attempt to disrupt the normal traffic of a targeted server, service or network by overwhelming the target or its surrounding infrastructure with a flood of unwanted internet traffic from multiple sources, resulting in the slowdown or blockage of legitimate traffic. The techniques employed by the DDoS attackers continued to evolve, and we implemented a number of additional DDoS mitigation techniques as the incident unfolded. We will continue to deploy security enhancements in an effort to further secure our network against such attacks, and while we believe we have remediated the immediate consequences of this incident, cybersecurity events may have cascading effects that unfold over time and result in additional costs, including costs associated with defensive measures, investigations, contractual claims, performance penalties, litigation, the loss of future business and other losses and liabilities that may be difficult to foresee. Any perception by existing and prospective customers that our network and systems are not secure could result in a material loss of business and revenue and damage our reputation. Moreover, while we currently have no indication that our systems were breached or data exfiltrated in the DDoS attacks, we cannot guarantee we will not uncover evidence of exfiltration or misuse of data or systems from this incident. We cannot guarantee we will not experience a future cyber-attack or incident resulting in exfiltration or misuse of data or systems.

The techniques used by individuals or entities to access, disrupt or sabotage devices, systems and networks change frequently and may not be recognized until launched against a target. We may be unable to anticipate these techniques, and we may not become aware in a timely manner of a security breach, which could exacerbate the negative impact of such an event on our business or that of our customers. Additionally, we depend upon our employees and contractors to appropriately handle confidential and sensitive data, including customer data and customer proprietary network information pursuant to applicable federal law, and to deploy our IT resources in a safe and secure manner that does not expose our network systems to security breaches or the loss of data. Any data security incidents, including inadvertent disclosure or internal malfeasance by our employees, unauthorized access or usage, virus or similar breach or disruption of us or our services providers, could result in a loss of confidential information, theft of our intellectual property, damage to our reputation, loss of customers, litigation, regulatory investigations, fines, penalties and other liabilities.
Our existing general liability and cyber liability insurance policies may not cover, or may cover only a portion of, any potential claims related to cyber incidents or security breaches that we experience or may not be adequate to indemnify us for all or any portion of liabilities that may be imposed. We also cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or in amounts sufficient to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage of any future claim. Accordingly, if our cybersecurity measures and those of our service providers, fail to protect against unauthorized access, attacks (which may include sophisticated cyber-attacks) and the mishandling of data by our employees and contractors, then our reputation, business, results of operations and financial condition could be adversely affected.
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
In May 2008, the Financial Accounting Standards Board (“FASB”), issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our condensed consolidated balance sheet, and the value attributed to the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our Class A common stock and the trading price of the Convertible Notes.
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
Prior to our initial public offering, there was no public market for shares of our Class A common stock. On November 10, 2017, we sold shares of our Class A common stock to the public at $20.00 per share. From November 10, 2017, the date that our Class A common stock began trading on the NASDAQ Global Select Market, through September 30, 2021, the trading price of our Class A common stock has ranged from $18.05 per share to $198.61 per share. The trading price of our Class A common stock may continue to be volatile and could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
None.

Item 6. Exhibits and Financial Statement Schedules

Exhibit Index

Exhibit number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation.	Q3 10-Q	001-38285	3.1	12/14/2017
3.2	Second Amended and Restated Bylaws.	Q3 10-Q	001-38285	3.2	12/14/2017
10.1	Forms of Global Restricted Stock Unit Grant Notice and Global Restricted Stock Unit Agreement.				Filed herewith
31.1	Certificate of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
101.INS	XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.				Filed herewith
101.SCH	XBRL Taxonomy Schema Document.				Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith
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

BANDWIDTH INC.

Date:	November 9, 2021	By:	/s/ David A. Morken
David A. Morken
Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2021	By:	/s/ Daryl E. Raiford
Daryl E. Raiford
Chief Financial Officer
(Principal Accounting and Financial Officer)