Form 10-K
period 2021-12-31
Bandwidth Inc.
filed 2022-02-25
CIK 1514416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-K
__________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $3.3 billion based upon the closing price reported for such date on the NASDAQ Global Select Market.
As of February 18, 2022, 23,242,813 shares of the registrant’s Class A common stock and 1,965,170 shares of registrant’s Class B common stock were outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part II and Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

BANDWIDTH INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2021

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. Forward-looking statements generally can be identified by the words “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “estimate,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
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
•our ability to comply with modified or new industry standards, laws and regulations applicable to our products, services and business, including the General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act of 2018 and other privacy regulations that may be implemented in the future, and Secure Telephone Identity Revisited and Signature-based Handling of Asserted Information Using toKENs and other robocalling prevention and anti-spam standards and increased costs associated with such compliance;
•our customers’ violation of our policies or other misuse of our platform;
•our ability to manage fees that have been or may be instituted by network providers that increase our costs;
•our ability to maintain, protect and enhance our intellectual property;
•our expectations regarding litigation and other pending or potential disputes;
•our ability to service the interest on our Convertible Notes (as defined herein) and repay such Convertible Notes, to the extent required; and
•other risks related to our indebtedness.
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
Risks Related to Our Business
•Our future growth and the success of our expansion plans depend on a number of factors that are beyond our control.
•The COVID-19 pandemic and efforts to contain it may harm our business.
•The market in which we participate is highly competitive, and we may not compete effectively.
•We may not be able to attract new customers in a cost-effective manner.

•The market for some of our services is new and unproven, and may decline or experience limited growth.
•We must increase the network traffic and revenue to meet our growth targets.
•Our business depends on customers increasing their use of our services.
•We may not be able to increase the revenue that we derive from enterprises.
•We may not be able to develop service enhancements or new services that achieve market acceptance.
•We have grown rapidly, and may not be able to manage the growth effectively.
•Our pricing and billing systems are complex, and errors could adversely affect our results of operations.
•We must continue to develop effective systems to support our business.
•We may not be able to maintain and enhance our brand and increase market awareness.
•Failure to deliver high-quality support may adversely affect our customer relationships.
•We operate internationally, which exposes us to significant risks.
•Our revenue is concentrated in a limited number of enterprise customers.
•Attacks on or breaches of our networks or systems, or on those of third parties on which we rely, including denial-of-service and other cyberattacks, may result in disruption to our services, which could harm our business.
•We are currently subject to litigation, including litigation related to taxes and charges associated with our provision of 911 services and litigation related to our alleged failure to block unsolicited phone calls.
•We are subject to litigation in the ordinary course of business, which may harm our business.
•Customer misuse of our services and software could result in litigation and harm our business.
•The communications industry faces significant regulatory uncertainties.
•The effects of increased regulation of IP-based service providers are unknown.
•We must obtain and maintain numerous licenses and permits, in the United States and internationally, to operate our network.
•If we violate regulatory requirements that apply to our operations, we may not be able to conduct our business.
•The FCC’s repeal of its Network Neutrality Rules could harm our business.
•Our business is subject to complex and evolving laws, commercial standards, contractual obligations and other requirements regarding privacy and data protection.
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
•Foreign currency exchange rate fluctuations may harm our business.
•Natural disasters, pandemics, power outages, terrorist attacks, acts of war, civilian unrest and similar events could harm our business.
•We may acquire other businesses, which may divert our management’s attention and impact our stock price.
Risks Related to the Acquisition of Voxbone
•The Voxbone acquisition may not yield the synergies and other benefits that we anticipated.
Risks Related to the Convertible Notes

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

PART I - FINANCIAL INFORMATION
Item 1. Business
Overview
A global communications transformation is underway, and we believe Bandwidth is at the center. Our mission is to develop and deliver the power to communicate. Through the Bandwidth platform, we enable innovative organizations—from startup app developers to the world's largest enterprises—to engage their end-users and deliver exceptional experiences everywhere people live, learn, work and play. Backed by our global network of more than 60 countries reaching over 90 percent of global gross domestic product (“GDP”), innovative enterprises use Bandwidth’s Application Programming Interfaces (“APIs”) to easily embed voice, messaging and emergency services capabilities into software and applications. Bandwidth was the first CPaaS provider to offer a robust selection of APIs built on our own network. Our award-winning support teams help businesses around the world solve complex communications challenges every day.
Our business benefits from multiple global megatrends, including the enterprise migration to the cloud, the adoption of Contact Center as a Service platforms, the need to be able to work from anywhere, the reinvention of customer experience and the growth in messaging and video applications to engage directly with consumers. We believe these megatrends, which have created sizable total addressable markets, are secular, long-lasting and still early in the adoption curve.
With the combination of our software APIs and our global network, we believe the Bandwidth platform is well-positioned to deliver mission-critical communications for the enterprise. In fact, Bandwidth powers all the 2021 GartnerⓇ Magic Quadrant Leaders in Unified Communications as a Service (“UcaaS”), Contact Center as a Service (“CcaaS”) and Meeting Solutions.
Our long-term vision is to continue strengthening this position as the key enabling platform for communications transformation. We will seek to do this in three ways: (1) by cross-selling and up-selling within our existing customers as they benefit from our global footprint and powerful APIs to automate and scale their cloud communications platforms; (2) by focusing on enterprise growth to become the best platform for large enterprises seeking best-of-breed communications solutions for their tech stack and (3) to win in the Software and Applications space by becoming the best global platform for large app developers focused on digital engagements that revolutionize the enterprise customer experience. These three strategies are the foundation of the durable business we are seeking to build.
Operating Segments
We have two reportable segments, CPaaS and Other. Segments are evaluated based on revenue and gross profit. We do not allocate operating expenses, interest expense or income tax expense to our segments. Accordingly, we do not report such information. CPaaS segment revenue is derived from reoccurring sources such as per-minute voice usage and voice calling, per-text message usage and other usage services and fees and from monthly recurring charges arising from phone number services, 911-enabled phone number services, messaging services and other services. The remainder of our revenue not classified in our CPaaS segment is generated by our Other segment. Other segment revenue is derived from various communications services and products, indirect revenue and messaging surcharge revenue. See Note 10, “Segment and Geographic Information” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for additional information about our segments.
Go-to-Market Strategy
Bandwidth’s go-to-market strategy is designed around the global shift from on-premises based technology to cloud-based communications software. Bandwidth’s enterprise-grade communications platform serves and benefits from two phases of digital transformation:

•Phase 1: Powering the platforms at the forefront of the communications transformation in categories including Unified Communications as a Service Platforms, Contact Center as a Service Platforms, and Digital Engagement Platforms.
•Phase 2: Powering Global Fortune 2000 adoption of these cloud communications platforms.
Phase 1: Powering Cloud Communication Platforms
Our most long-term, strategic customer relationships are those in the Cloud Communications space, including Microsoft, Google, Zoom, RingCentral, Genesys, and Five9. These companies rely on Bandwidth’s platform to deliver the voice, messaging, and emergency services that are central to their own user experiences. The bottom line: when Bandwidth innovates, the cloud communications space moves forward.
In addition, many brands choose to build their own applications—we believe Bandwidth’s unique combination of network expertise, coverage, and API-first mentality create a best-in-class platform for SaaS and consumer app product owners, particularly those looking for a partner that can deliver mission-critical, scalable communications.
Work Communications Platforms
In a world of remote and hybrid work, the Unified Communications market has never been more critical. Bandwidth powers all the major Unified Communications platforms, giving them access to platform-centric voice, emergency, and messaging capabilities. We believe Bandwidth is a key partner in enabling the entire industry to innovate, particularly with areas like customer onboarding and troubleshooting, where our APIs expedite customer onboards with real-time number ordering and porting,
These platforms are global in nature, and expect a communications partner who can deliver direct global coverage and regulatory insight around the world. Bandwidth’s platform is built with these customers in mind, delivering global reach where it matters most. Our APIs also help their enterprise customers comply with E911 requirements in the United States for dynamic address provisioning and SMS alerting. Bandwidth’s network architecture prioritizes owned and operated coverage wherever possible, to deliver cost and qualitative benefits as well as a seat at the regulatory table.
One of Bandwidth’s key UCaaS customers is a long-standing, global leader for team collaboration, agnostic of industry verticals and across multiple continents. This customer uses Bandwidth’s suite of APIs to programmatically deliver voice and E911 services, along with the programmatic onboarding and provisioning of new phone numbers, to enable a seamless customer experience through its native calling plans–available direct from their platform. Bandwidth’s APIs eliminate the need for manual number management, allowing them to provision services for their all-in-one solution in real-time. Our strategic partnership has led to new developments in dynamic location routing through E911 technology. These Bandwidth-led E911 innovations are scalable across our other UCaaS customers to enable compliant emergency solutions for their customers as well.
Contact Center Platforms
Bandwidth is a driving force of communications innovation behind the dominant global contact center platforms, powering all of the leaders in Gartner’s 2021 Magic Quadrant for CCaaS. These CCaaS providers compete to create the best software platform and portfolio of offerings to enable exceptional customer experience (CX). That competition drives the need for highly resilient and reliable core capabilities like toll-free voice and messaging, which are powered by software and delivered on a global scale.
We believe Bandwidth’s toll-free voice solution is a major reason these contact center platforms build with Bandwidth for their North American traffic. Offering 5X redundancy, our own toll-free voice network is directly peered with four additional network partners, offering customers greater peace of mind. Whenever possible, Bandwidth keeps calls on its own network to enable excellent quality and better ROI. Our four additional peered networks further enable best-in-class coverage as well as resilience—if one network experiences quality-impacting issues, calls can be routed to a different network seamlessly, before impacts are even felt. In addition to utilizing Bandwidth’s toll-free services, these platforms also find that Bandwidth’s global number availability and National Operator status is an invaluable asset to them as they expand their services across EMEA, LATAM, and APAC.
Bandwidth’s competitive strength isn't just limited to carrier infrastructure. Our suite of APIs is leveraged by CX-focused customers to power innovation for their end-users—offering CCaaS platforms instant access to programmable number management (ordering, porting, provisioning) so they can customize their customer journeys, embed our global communications into their world-class platforms and reduce friction to achieve near-real time onboards. Forward-leaning contact centers are also leveraging our programmable voice, messaging and video APIs to craft a more mobile and digital-centric experience.
A long-time CCaaS customer initially chose to work with Bandwidth because we were the cloud-native carrier they needed to digitally transform their own platform. Utilizing our software-powered network capabilities, this customer created calling plans for their cloud customers. This customer was also a pioneer in programmatic Bring Your Own Carrier (“BYOC”), co-marketing with us since 2018, and laying the groundwork for more success with large enterprises down the road, via our DuetTM portfolio.
Brand-to-Customer Engagement
The rules of how consumers engage with the brands they trust have been re-written in a new era of digital customer experience. Preferred communication channels, expected reliability and ease of interactions are driving an increased focus on customer engagement and loyalty for businesses of all types and sizes across the globe. This is where a high-growth category of brand-to-consumer engagement platforms has emerged, which we call our Software-as-a-Service and Application (SaaS/Apps) customers. These digital-native innovators are transforming customer engagement, unleashing new channels, enabling automation and simplifying interactions for their own customers who operate across a wide range of industries—including healthcare, fintech, hospitality, transportation, e-commerce and retail. Bandwidth’s robust messaging, emergency, and voice APIs help these platforms and applications build better digital experiences for the brands that rely on them.
Messaging, the main product leveraged by this segment of customers, accounted for about 13% of our CPaaS revenue in 2021. We continue to see growth here as big brands use our customers’ applications to communicate directly with their own consumers, building engagement and loyalty. Bandwidth offers developers a full suite of business Application to Person (A2P) messaging solutions, supporting both SMS and MMS on Local Numbers (10DLC), Toll Free Numbers, and Short Codes. All our solutions support bi-directional unicode, including emojis.
An example customer in this category is our steadily-growing relationship with one of the world’s leading decentralized finance and digital payment companies. In 2018, this company turned to us for enterprise-grade, toll-free messaging to enable digital receipts, promotional notifications, appointment reminders, and payroll notifications for their customers. Based on Bandwidth’s proven success delivering these mission-critical communications, a year later, they asked us to enable a new use case in a separate business unit: messaging related to peer-to-peer payments, fractional stock purchases, and other notifications. More recently, as this company rolled out yet another new channel of communication, it once again turned to Bandwidth as its trusted provider. This new channel allows for multiple forms of two-way messaging engagement between merchants and customers, spanning sales, marketing, and support communications. Our growth with this customer—powering new use cases across business units—shows how the Bandwidth Platform can drive communications innovation for the world’s most innovative companies.
Phase 2: Powering enterprise adoption of cloud communications platforms
While small and medium sized businesses were quick to adopt new cloud platform technology, the largest enterprises have lagged behind because of their inherently complex migration path. This complexity has resulted from a mixture of different service providers, legacy infrastructure, critical integrations and proprietary technologies. These large enterprises (Global Fortune 2000) often find they have new needs like better cost structure, access to a global footprint, or help tackling complex integrations that can't be met by either their legacy telephony partners or the platforms themselves.
Bandwidth addresses these migration challenges by enabling enterprises to unbundle telephony from their UCaaS or CCaaS platforms and choose Bandwidth as their underlying communications partner. Bandwidth utilizes software-driven tooling alongside the power of its open cloud communications platform for real-time access to phone numbers around the world, carrier-grade SIP-trunking, business text messaging and emergency services delivered via our unique DuetTM solutions.
By partnering with Bandwidth, global enterprises can reduce complexity, gain greater control of their employees’ workstations (both knowledge workers or contact center agents), centralize communication resources and operational workloads, and better prepare for future scale as they move business communications to and around the cloud. We believe Bandwidth’s history as an enabler to the cloud communications platforms creates additional competitive benefits such as deep automation of communications services, enterprise-grade quality and support, as well as deep operational relationships with some of the largest UCaaS and CCaaS platforms.
Key Global Enterprise Use Case: UC for the Global, Dynamic Workforce
Unbundling telephony and deploying a BYOC solution such as Bandwidth’s DuetTM solutions enables IT leaders to centralize their communications across their CCaaS and also UCaaS platforms, making it easier to manage emergency services, phone numbers, employee station set-up and tear-down, platform migration, and connectivity across multiple platforms and geographies. E911 and emergency connectivity can be a particular challenge to these companies—especially as the workforce becomes increasingly dynamic and remote. Bandwidth’s dynamic emergency location routing is intelligent and allows for a real-time location pull, enabling more effective emergency call routing, at the most important times.
One key enterprise customer is a $16 billion, Fortune 500 U.S. managed care provider. This company is on the front lines of patient communication and chose Bandwidth because it was uniquely able to power both their UCaaS and CCaaS communications stack—Microsoft Teams and Genesys CX. Bandwidth’s tools and automation enable the customer to manage their entire organization, including dynamic workers across multiple locations, without the need for specialized telecom expertise, including a user-friendly interface to make real-time number changes on the fly.
Key Global Enterprise Use Case: The Integrated Cloud Contact Center
Big brands recognize that the war for customer loyalty will be fought by providing an elite customer experience. To that end, there is no shortage of specialized enterprise applications catering to these big brands. They need to customize their CX to the specific needs of their business and their customers’ demands—and everyone wants to help. To truly reap the benefits of this new “best of breed” ecosystem and build the contact center of the future, enterprises demand flexibility and cloud-native capabilities. Because of all of the complexities these large enterprises face in moving their contact center to the cloud, many have resisted the move. To connect their disparate, global infrastructure with their contact centers, most enterprises have been relying on multiple carriers, each with different contracts, uncertain redundancy, and traffic limitations. For the largest global companies, trying to migrate these systems to a modern, cloud-based solution can move slowly, or even be blocked by the need to retain critical call data to power third-party integrations such as voice authentication, fraud detection, artificial intelligence (AI), and other services essential to a better customer experience. Bandwidth’s global, cloud-native carrier architecture, paired with our software platform, has helped Global Fortune 2000 brands navigate telecomplexity as they migrate, and maintain flexibility as they stay agile in responding to new and evolving CX demands.

One of Bandwidth’s key multi-country BYOC customers in the contact center space is a global leader in electronic agreements. In an innovative effort to modernize its contact center while improving customer experience and efficiency, this customer chose Bandwidth as its communications platform as they migrated their 15-location global contact center stack to the cloud. This also eliminated the complexity of existing on-premises equipment and consolidated legacy carrier agreements from several different global providers into one singular vendor.
With our two-phased digital transformation strategy, Bandwidth is a critical enabler for both enterprises and rapidly growing cloud communications platform providers, creating a virtuous circle of innovation and information. We believe the combined power of our software platform and cloud-native global network allows our customers to future-proof their strategy for all the integrations of today, and new services to come.
The Bandwidth Platform
The Bandwidth Platform is designed for digital transformation. Customers today expect clear, real-time communication. But as enterprises rely on an increasing number of communications tools, they become increasingly dependent on the ability to integrate these tools. Bandwidth’s universal communications platform (CPaaS) simplifies how enterprises deliver integrated global experiences. The Bandwidth Platform can be viewed in three layers: CX, core products and global network and infrastructure. Our core product domains (such as Phone Numbers, Voice, Emergency, Video, Analytics & Insights, as well as Integrations with major UCaaS & CCaaS platforms) are all enabled and made accessible by a Customer Experience layer. This CX layer includes our Developer Experience, Portal, as well as Accounts & Identity groups. Underpinning both our CX layer as well as our core product domains are our global network and infrastructure layers.
The Bandwidth Platform empowers both product leaders and enterprises to build and integrate communications services at scale, around the world. The platform is open where it matters most, with optionality and control, so our customers can benefit from added flexibility where their businesses demand it. The platform’s connectivity makes it easier to unbundle telecom and integrate directly into applications like collaboration tools (ex: DuetTM for Teams) or contact center platforms (ex: DuetTM for Genesys). Its automation simplifies orchestration, and its API library offers global use cases companies can start with and scale.
By operating much of our own capital-efficient, cloud-native, global network, we are able to offer advanced monitoring, reporting and analytics, superior customer service, dedicated operating teams, personalized support and flexible cost structures.
Bandwidth’s Modern Carrier Network
Bandwidth’s all-IP voice network, messaging network and public safety-grade network serve as the foundation for the entire Bandwidth platform. It is a custom-built network, with coverage around the world. Direct control over our network assets allows Bandwidth to expose greater automation possibilities to our customers, while delivering best-in-class quality and support. Deep and actionable insights to quality allow our teams to act faster on behalf of our customers. Our platform's command over our own numbering resources enables real-time porting, provisioning and number ordering en masse:
•coverage in more than 60 countries, serving 90 percent of global GDP;
•owned and operated network paired with peering relationships with major global networks ensure our customers are never more than one hop away from the PSTN;
•5x resilient U.S. toll-free network, with interconnections to four toll-free networks in addition to our own, designed for best-in-class resiliency from a single provider;
•public safety connectivity purpose-built for today’s dynamic, increasingly remote workforce, interconnected with emergency calling networks worldwide;
•A2P messaging aggregator network is deeply connected into the messaging ecosystem, designed to support best-in-class deliverability and insight; and

•extensive regulatory experience, allowing us to advocate on behalf of our customers around the world.
Core Product Domains
Bandwidth is continually investing in new domains of our platform. This overview gives a briefing on a few of the major product offerings and use cases supported.
Voice. We offer customers the ability to interact with our voice services through SIP or programmable voice API. Our voice services are used to build voice calling in applications and platforms, orchestrate call flows between users or machines, record and bridge calls, initiate text-to-speech for interactive voice response and more. Enterprises can customize high-quality call routing for business voice use cases and global reach. Some of the common use cases are:
•Powering calling plans within cloud communications platforms (UCaaS, CCaaS, Meetings Solutions): Our platform empowers cloud communications leaders to connect their enterprise end-users with local and toll-free connectivity at global scale.
•Embedding ‘click-to-call’ feature: We enhance our enterprise customers’ ability to connect with consumers instantly. Our programmable voice API enables many use cases including call notifications and surveys, advertising campaigns, etc.
•Transitioning from traditional premise focused communications to cloud based services: As enterprises kick their on-premise PBX to the curb, Bandwidth can fuel their digital transformation with our software-driven SIP trunking services designed to integrate in hybrid or full cloud deployments.
Messaging API. Our software APIs for messaging deliver a full suite of A2P messaging capabilities, designed to help brands engage with their customers. Bandwidth’s North American messaging services are enabled for local and toll-free phone numbers as well as short codes. While we provide a wide range of functionalities, some of the common use cases are:
•Automated real-time notification and alerts: Our APIs empower product leaders and enterprise developers with predefined functionalities to send and receive A2P messages, uniquely integrated with their own business processes or tech stacks.
•Two-factor authentication: We enable enterprises to verify the identity and maintain security of end users through our software-based, multi-channel verification service that sends unique codes to end users to log in to mobile and web applications.
•Group messaging: Product owners utilize our platform to build messaging applications that enable their end-users to share SMS and MMS messages, videos, carry out polls and surveys amongst other uses without leaving the application.
Emergency Services. We are the only software platform that provides complete communications solutions (full PSTN replacement) with integrated local emergency services in 38 countries around the globe. We can instantly connect numbers, devices or applications to emergency services with reliable and accurate emergency routing.
•Dynamic Location Routing: Enables real-time, geocoded routing based on X,Y coordinates of the caller and defined Public Safety Answering Point boundaries. This helps enterprises meet compliance requirements and enable increasingly remote workforces.
•Emergency Calling API: Connects apps to the public safety infrastructure without the need for on-premise technology or telephony expertise.
•Emergency Notification API: Enables a multi-channel notification sent to on-site security personnel when an emergency call takes place within a large enterprise.

Video API. Our API for video easily combines with our programmable voice API to create an integrated collaboration experience, and enables users to join calls by video or by voice calling. Easily deployed with mobile, browser, and server SDKs, our Video API provides such features as multi-party conferencing, support for VP8, H.264 video codecs, screen sharing, connection to the PSTN, and detailed call records.
•PSTN, SIP and browser-based endpoints: We allow customers to easily connect to PSTN, SIP and browser-based voice and video endpoints to create a multi-party communication experience, and enable users to make and receive calls around the globe.
•Improve the impact of direct in-application communications: Our API allows applications that depend on making a real connection, such as telehealth, the ability to do so without leaving the context of the application, allowing them to connect face-to-face with consumers with a quick, easy and trackable video.
Phone Numbers. The Bandwidth Dashboard is Bandwidth’s user-friendly interface for a comprehensive number management solution. Every function within The Bandwidth Dashboard has an accompanying API, allowing our customers’ product leaders and developers to integrate Bandwidth’s functionality within their own user interfaces or web applications.
•Global Number Management: Order, provision, and activate local and toll-free phone numbers around the world, in real-time, allowing customers to search and sort by availability, geographic region, city/state, country/area code and many other options.
•Programmatically port up to 20,000 numbers simultaneously: Gain control over the confusing carrier landscape and automate number porting across all major carriers. This allows for a more reliable end-user experience with controlled scheduling and triggered porting activation.
Insights. Bandwidth Insights gives customers a detailed view of their voice and messaging performance to make data-driven decisions and ensure quality of service.
•Understand and solve for deliverability issues: Real-time error codes and alerting allows enterprises to understand and solve for SMS deliverability challenges in an ever-changing text messaging environment.
•Real-time call quality analytics: We provide our customers with real-time call analytics including data such as call duration, customer sentiment and other attributes to better understand call performance and customer experience.
•Track trends, benchmarks and usage: Our Insights API shows trends, delivery rates and usage patterns by product and carrier.
CCaaS and UCaaS Platform Integrations. Bandwidth’s platform integrates with several leading UCaaS and CCaaS platforms under the DuetTM solutions portfolio, to provide a holistic solution that's seamlessly aligned with the organization, and allows enterprises to move communications to the cloud at their own pace. Once numbers are on the Bandwidth network, they can be moved from platform-to-platform without leaving the Bandwidth network, decreasing cloud migration risk and complexity.
•DuetTM for Microsoft Teams
As mentioned earlier, we have a Duet partnership with the leading CCaaS platform. We also have Duets in the UCaaS space, including Duet for Microsoft Teams. This includes:
•Direct routing & dynamic e911 Consolidate SIP globally with meaningful direct access to the telephony, and solve for an increasingly dynamic workforce from a single provider.
•Hosted session border controllers (SBCs) Connect telephony without another piece of on-premise equipment. A hosted SBC eliminates complexity and allows for a truly cloud deployment.

•Send-to SMS web application Allows enterprises the ability to send text messages in and outside of the organization from within the Teams environment, built to work seamlessly with a direct routing or BYOC strategy.
Competitive Strengths
We believe that successful companies win by optimizing customer experience – : engaging and exciting their customers, and earning their trust over time. And to win on customer experience, companies must communicate across continents, time zones and cultures, using a variety of technology tools and platforms. As the communications ecosystem grows, so does complexity. In our 20 years of business, we have prided ourselves on solving these most critical business challenges with great innovation. Our innovation-rich culture, customer-centric solutions and track record of successful execution provide us with the following competitive strengths:
A full-stack, open platform: We built our communications platform as an enterprise-grade cloud platform. As a result, our deployment is fast, our software APIs are flexible and we enable enterprises to launch and scale quickly. The scale and quality of our platform allows us to serve large-scale Internet companies and cloud service providers. Our platform also allows us to provide enterprises with one of the broadest, most complete communications services solutions in the industry--solutions that are ready to integrate with leading UC and contact center platforms to create customized, best-of-breed solutions. Our large library of APIs (including voice, messaging, numbers, emergency services, insights and integrations) allow customers to incorporate a broad range of capabilities into their products and services that would be otherwise unattainable.
Global reach from a single source: Our global voice network provides coverage in more than 60 countries covering more than 90 percent of global GDP. This means our customers can consolidate their communications vendor relationships with Bandwidth, while gaining global reach, resiliency and efficiency for their communications stack. We offer greater levels of quality and delivery assurance than providers offering aggregated services across the public Internet or through resold partnerships. We believe that the control we have over our IP voice network and communications platform gives us distinct competitive advantages that include: enabling our customers to deploy cloud-native services, consistent high quality, in-depth enterprise support, real-time network visibility and economies of scale.
CPaaS based emergency calling capabilities: We believe we are one of the only CPaaS software providers with full stack emergency service capabilities. In many countries, it’s a legal obligation to ensure on-premise access to local emergency services. Our customers can meet compliance commitments using a single provider in multiple markets where they do business—across North America, Europe and Asia-Pacific. Moreover, our dynamic geospatial routing capability routes emergency calls based on a real-time location of the caller to produce industry-leading results.
Experience & Expertise: Our senior leadership team has a combined 100+ years of industry experience and a long average tenure with Bandwidth. We maintain direct relationships with the local regulators in more than 30 countries, and we currently power all the 2021 Gartner Magic Quadrant Leaders in UCaaS, CCaaS, and Meeting Solutions. We seek to bring this body of experience and knowledge to our customer engagements.
Growing Relationships with Low Customer Churn: We address the complex needs of the customers we serve, and as a result, these enterprises have continued to innovate and grow with our platform over many years. A number of our largest enterprise customers have been on our platform for more than ten years. Our relationship with each of the enterprises we serve often spans product suites, divisions and use cases over time. Based on surveys conducted after customer interactions in 2021, our customers have expressed a 97% satisfaction rate.
A unique culture focused on people: At Bandwidth, we are mission first. To accomplish that mission, we’ve created a unique, service-oriented culture, centered on meaningful work, lifting each other up, and investing in the bodies, minds, and spirits of our Bandmates. For our customers, this means there’s always a smiling, world-class Bandmate on the other end of the line who will go the extra mile for them. We often hear from our customers that Bandwidth just cares more. For our employees, this means we make a “whole person promise” to offer meaningful work and programs that ensure Bandmates can find the work/life balance necessary to enjoy a healthy and fulfilling life. Our culture is focused on helping each other succeed in our mission and makes work-life balance possible isn’t just something to feel good about. It drives real results. Our Bandmate engagement and satisfaction scores are consistently ranked higher than our peers. We have been recognized as a top place to work by the Today Show, Fast Company, Forbes, The Wall Street Journal and The Triangle (North Carolina, USA) Business Journal, among others.
While we are exceptionally proud of the team we have assembled, we also acknowledge that there is important work for us to do to continue developing a more diverse and inclusive team. We believe diverse and inclusive teams are more innovative and make better business decisions.
At Bandwidth, we say, “Your music matters to the BAND.” We celebrate differences and encourage our team members to be their authentic selves. No matter what music a team member makes, we support each team members’ unique gifts and needs with our programs that deliver on our Whole Person Promise. The real masterpiece is in the music we make together with the strength and ingenuity to lift up all those we serve.
Our Your Music Matters program builds outreach programs and initiatives to fill our recruiting funnel with diverse candidates who possess the “Bandwidth Edge”—smart, common sense, hardworking, honest, competitive energy and emotional intelligence. We build external and internal campaigns to fill the recruiting funnel using our talented team members, creative local and non-local outreach partnerships, and virtual platforms to connect with talent who come from different backgrounds, skills, abilities and experiences.
We believe the benefits that we offer each of our team members are an important component of our Whole Person Promise. These benefits, which vary based on country location and applicable laws, include: robust medical benefits in which we pay 100% of the premiums for medical, dental and vision insurance; 401(k); industry leading parental leave; and access to mental health resources.
Bandwidth’s compensation philosophy embraces transparency and educates all Bandmates on our benchmarking process, pay structure design and logical approach to compensation strategy. Research has shown that rigorously-designed compensation strategies like ours are one of the best ways to combat pay disparity and ensure fairness for every team member.
Our Customers
We have a broad and diversified customer base. We benefit from longstanding relationships with some of the largest hyperscale tech companies, well-recognized enterprise customers, as well as small and medium-sized businesses. Many of our customers have multi-year contracts, with no single customer representing 10% of total revenue for the year ended December 31, 2021.
Our management is highly focused on creating and maintaining strategic partnerships beyond standard transactional customer relationships. We seek to empower enterprises to create, scale and operate voice, messaging, and emergency services across any mobile application or connected device, and this capability reinforces our customer relationships.
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
Sales and Marketing
Our sales and marketing teams work closely together to identify and establish relationships with prospects, acquire new enterprise customers, expand relationships with existing enterprises, and integrate them with the

Bandwidth platform. Our marketing team generates leads and pipeline for sales through a number of demand-generating channels, including our website, online marketing campaigns, webinars, sponsored events, white papers, public relations, social media, analyst relations and other outbound lead development efforts. These marketing initiatives enhance awareness, preference and adoption of our services, and help us cross-sell opportunities with existing customers.
We engage potential customers and existing customers through an enterprise sales approach. Our sales executives often directly engage C-level executives and other senior business, product and technical decision makers responsible for the end-user experience and financial results at their enterprises. Our sales executives work to educate these decision makers and their teams about the benefits of using the Bandwidth platform to engage their end-users and deliver exceptional experiences everywhere people live, learn, work and play. Our sales team includes a full stack of sales development, inside sales, field sales and sales engineering functions.
Research and Development
Our ability to compete depends in large part on our continuous commitment to research and development (R&D). We seek to continuously enhance our existing offerings and develop new products and services. Our product and network teams are responsible for the design, development, testing and release of the Bandwidth platform. These teams closely coordinate with our executive management, which is responsible for creating a vision for the platform, and with our sales and marketing teams, which relay customer insights, enterprise demands and possible new use cases or enhancements. Our development efforts focus on the availability and resiliency of our communications platform and our network, including infrastructure, ease-of-use and flexibility, end-user experience and ability to integrate with other enterprise systems.
Competition
The CPaaS market is rapidly evolving and increasingly competitive. We believe that the principal competitive factors in our market are:
• platform scalability, reliability, deliverability, security and performance;
• network control and quality;
• global reach;
• completeness of offering;
• ease of integration and programmability;
• product features;
• customer support;
• ability to deliver measurable value and savings;
• the cost of deploying and using our service offerings;
• the strength of sales and marketing efforts;
• brand awareness and reputation; and
• credibility with product executives and developers.
We believe that we compete favorably based on the factors listed above and believe that none of our competitors currently compete directly with us across the combination of all our global scale, platform and product offerings.

Our competitors fall into two primary categories:
•CPaaS companies that offer a narrower set of software APIs, more limited global reach, less robust customer support and fewer other features while relying on third-party networks and physical infrastructure; and
•Network service providers that offer limited developer functionality on top of their own networks and physical infrastructure, such as AT&T, Colt, Lumen and Verizon.
Some of our competitors have greater financial and technical resources, geographic reach, name recognition or intellectual property portfolios than we do. In addition, some competitors may offer a greater number and variety of products and services than we do, or may offer services in geographies in which we do not operate. We expect competition to intensify in the future. See “Risk Factors–Risks Related to Our Business” elsewhere in this Annual Report on Form 10-K, for additional information on the competitive environment in which we operate, and risks related thereto.
Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to protect our proprietary technology. We also rely on registered and unregistered trademarks to protect our brand.
As of December 31, 2021, we had twenty U.S. patents and five U.S. patent application pending. In addition, as of December 31, 2021, we had twenty-one registered trademarks in the United States and elsewhere.
We seek to protect our intellectual property rights by requiring our employees and independent contractors involved in development of intellectual property on our behalf to enter into agreements acknowledging that all works or other intellectual property generated or conceived by them on our behalf are our property, and assigning to us any rights, including intellectual property rights, that they may claim or otherwise have in those works or property, to the extent allowable under applicable law. See “Risk Factors–Risks Related to Our Business” elsewhere in this Annual Report on Form 10-K for additional information on our intellectual property rights and risks related thereto.
Employees
As of December 31, 2021, we had approximately 1,100 employees, who are primarily located in the United States, Europe and Asia Pacific. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Regulatory
General
We and the communications services that we provide through our software APIs are subject to many U.S. federal and state and foreign laws and regulations. These laws and regulations may concern telecommunications, as well as privacy, data protection, intellectual property, competition, consumer protection, taxation or other subjects. Many of the laws and regulations to which we and the communications services that we provide through our software APIs are subject are still evolving and being tested in courts and could be interpreted or applied in ways that could harm our business. We describe below certain material components of the regulatory framework in which we operate. See “Risk Factors–Risks Related to Our Business” elsewhere in this Annual Report on Form 10-K for additional information on the regulatory framework in which we operate and risks related thereto.
Federal Telecommunications Regulation

The Federal Communications Commission (“FCC”) has jurisdiction over interstate and international telecommunications services in the U.S. We have obtained FCC authorization to provide services on a facilities and resale basis.
Under the Communications Act of 1934, as amended by the Telecommunications Act of 1996 (the “1996 Act”), any entity, including cable television companies and electric and gas utilities, may enter any telecommunications market, subject to reasonable state regulation of safety, quality and consumer protection. The industry continues to evolve toward new services built upon IP technologies. With these technological advances, there have been challenges to the traditional regulatory structure under the 1996 Act. Among the challenges that have arisen is fraud and abuse in the form of illegal robocalling and unwanted text messaging. In an effort to address these challenges, Congress recently adopted new federal legislation called the Telephone Robocall Abuse Criminal Enforcement and Deterrence (“TRACED”) Act. Among other things, the TRACED Act directs the FCC to conduct a number of different rulemaking proceedings and increases the FCC’s enforcement authority. As a result, the FCC is conducting several proceedings to understand and address fraud and abuse in the form of illegal robocalling. Separately, the FCC and other governmental agencies work to thwart illegal robocalling through the Telephone Consumer Protection Act of 1991 (the “TCPA”), which restricts telemarketing calls and the use of automatic text messages without the recipient’s proper consent. The Federal Trade Commission and state attorneys general also have the authority to enforce compliance with the TCPA. Moreover, the TCPA also allows aggrieved private parties to directly seek civil remedies and seek statutory-defined damages for calls or text messages received without recipients’ proper consent. VoIP Regulation. Some of our communications services provided through our software APIs may qualify as Voice-over Internet Protocol (“VoIP”). The FCC has imposed various regulatory requirements on VoIP providers that previously applied only to traditional telecommunications providers, such as obligations to provide 911 functionality, to contribute to the federal universal service fund, to comply with regulations relating to local number portability, to abide by the FCC’s service discontinuance rules, to contribute to the Telecommunications Relay Services fund and to abide by the regulations concerning Customer Proprietary Network Information, outage reporting, access for persons with disabilities, the Communications Assistance for Law Enforcement Act and expanded obligations with respect to the transmission of emergency calls. In some instances, these regulations indirectly affect us because they directly apply to our customers. Additionally, several state public utility commissions are conducting regulatory proceedings that could affect our rights and obligations, or the rights and obligations of our customers, with respect to IP-based voice applications. Specifically, some states have taken the position that the “local” component of VoIP service is subject to traditional regulations applicable to local telecommunications services, such as the obligation to pay intrastate universal service fees and other state-related telecommunications taxes, fees and surcharges. We cannot predict whether the FCC or state public utility commissions will impose additional requirements, regulations or charges upon our provision of services related to IP communications.
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
In a Report and Order released on October 9, 2020 the FCC adopted new rules governing various aspects of the intercarrier compensation structure applicable to toll free (8YY) calls (“8YY Originating Access Reform Order”). The new 8YY originating access rules took effect on December 28, 2020. The new rules are generally intended to shift most switched access charges for 8YY calls to a bill-and-keep framework over a three-year period.
Emergency Services. Pursuant to Federal legislation called Ray Baum’s Act and Kari’s Law, the FCC adopted new emergency calling regulations that began to take effect in early 2020 continuing through January 2022. These new regulations address the obligations of communication service providers and software providers, like us, as well as equipment installers, managers and operators of a variety of different types of communications systems, and generally require uniformity in dialing patterns for contacting emergency operators, implementing central notification functionalities. The rules also require the transmission of more precise location information in enterprise or campus environments. The granularity of the location information depends on the type of service. There is some ambiguity in the rules as to the specific obligations of each party involved in the service delivery chain and the rules have not yet been interpreted by the FCC or a court.
State Telecommunications Regulation
The 1996 Act was intended to increase competition in the telecommunications industry, especially in the local market. With respect to local services, incumbent local exchange carriers (“ILECs”) such as AT&T are required to allow interconnection to their incumbent networks and to provide access to network facilities, as well as several other pro-competitive measures.
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

The European Electronic Communications Code. In 2002, the European Council adopted a set of six directives to create the framework for telecommunication laws in Europe (the “2002 Directives”). The directives are binding upon the European Union (the “EU”) member states, which must adopt implementing national laws consistent with the directives. The European Council adopted the European Electronic Communications Code (the “EECC”), which contemplated a December 2020 deadline for each of the EU member states to implement national laws consistent with the EECC, but to date, 18 EU member states have not adopted implementing legislation.
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
Other Non-US Jurisdictions. Following our acquisition of Voxbone, we became subject to telecommunications laws and regulations in other non-US jurisdictions where we offer our services. These laws and regulations may concern telecommunications, as well as privacy, data protection, intellectual property, competition, consumer protection, taxation or other subjects.
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
Risks Related to Our Business
Our future growth and the success of our expansion plans depend on a number of factors that are beyond our control.
We have grown our business considerably over the last several years. We cannot guarantee that we will be able to maintain our growth or that we will choose to target the same pace of growth in the future. Our success in achieving continued growth depends upon several factors including:
•our ability to hire and retain qualified and effective personnel, including, but not limited to, those with the expertise required to develop and maintain our service offerings, to sell those offerings and to operate our business effectively;

•the overall economic health of new and existing markets;
•the number and effectiveness of competitors;
•the pricing structure under which we will be able to purchase services required to serve our customers;
•our ability to introduce new service offerings and maintain or enhance existing offerings;
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
The ongoing COVID-19 pandemic and efforts to contain it may harm our business and results of operations.
The global spread of novel coronavirus disease (“COVID-19”) and efforts to manage its impact have created significant volatility, uncertainty and economic disruption worldwide, and may continue to do so for an extended period of time. The pandemic could result in decreased business spending by our customers and prospective customers, lower renewal rates by our customers, longer or delayed sales cycles, or reduced budgets or minimum commitments for the services that we offer, any of which could have an adverse impact on our financial condition and results of operations. The pandemic has also severely curtailed travel, which has adversely affected our ability to grow and maintain relationships with existing and prospective customers.
The COVID-19 pandemic has also disrupted, and may continue to disrupt, our day-to-day operations and the operations of our customers, partners and vendors. We have experienced, and may continue to experience, voluntary attrition at a rate that exceeds our historical average. While the global economy is reopening in various parts of the world, some countries and locations are reinstating lockdowns and other restrictions that make a recovery difficult to predict. This may result in differing levels of demand for our service offerings as the priorities, resources, financial condition and economic outlook of our customers change, which could have an adverse impact on our financial results. We may also experience slowdowns in customer payments, increased customer churn and reduced usage of our communications platform by some customers.
In addition, as businesses continue to support a workforce that is partially or fully remote, there may be increasing demand for the services we provide, which could increase strain on our telecommunications infrastructure. Supporting increased demand may require additional investments to increase network capacity, the availability of which may be limited. If we are unable to keep up with capacity needs, our customers may experience delays, interruptions or outages in service, which could harm our reputation, cause customers to reduce or cease the use of our services, adversely impact our ability to increase the revenue derived from existing customers or to grow our customer base, and subject us to financial penalties and liabilities under our agreements with our customers.
The extent to which the COVID-19 pandemic impacts our business, operations and financial results in the short- and long-term will depend on numerous evolving factors that we may not be able to accurately predict. These include: the duration and scope of the pandemic; governmental, business and individual actions that have been, and continue to be, taken in response to the pandemic; the effect on our customers, customer demand for our services, and our customers’ ability to pay for our services; disruptions to or restrictions on our employees’ ability to work and travel; and any effects of the pandemic on our customers, suppliers and vendors.
The market in which we participate is highly competitive, and if we do not compete effectively, our business, results of operations and financial condition could be adversely affected.

The market for cloud communications is rapidly evolving, significantly fragmented and highly competitive, with relatively low barriers to entry in some segments. The principal competitive factors in our market include completeness of our suite of service offerings, credibility with enterprises and developers, global reach, ease of integration and programmability, product features, platform scalability, reliability, deliverability, security and performance, brand awareness and reputation, the strength of sales and marketing efforts and customer support, as well as the cost of deploying and using our services. Our competitors fall into two primary categories:
•CPaaS companies that offer software APIs, less robust customer support and fewer other features, while relying on third-party networks and physical infrastructure; and
•network service providers that offer limited developer functionality on top of their own networks and physical infrastructure.
Some of our competitors and potential competitors are larger and have greater name recognition, longer operating histories, more established customer relationships, a larger global reach, larger budgets and significantly greater resources than we do. In addition, they have the operating flexibility to bundle competing products and services at little or no incremental cost, including offering them at a lower price as part of a larger sales transaction. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. In addition, some competitors may offer services that address one or a limited number of functions at lower prices, with greater depth than our services or in different geographies. Our current and potential competitors may develop and market new services with comparable functionality to our services, and this could lead to us having to decrease prices in order to remain competitive. In addition, some of our competitors have lower list prices than us, which may be attractive to certain customers even if those services have different or lesser functionality. If we are unable to maintain our current pricing due to competitive pressures, our revenue and margins will be reduced and our business, results of operations and financial condition would be adversely affected. Customers utilize our services in many ways and use varying levels of functionality that our services offer or are capable of supporting or enabling within their applications. Customers that use many of the features of our services or use our services to support or enable core functionality for their applications may have difficulty or find it impractical to replace our services with a competitor’s services, while customers that use only limited functionality may be able to more easily replace our services with competitive offerings.
With the introduction of new services and new market entrants, we expect competition to intensify in the future. In addition, some of our customers choose to use our services and our competitors’ services at the same time in order to provide redundancy in their ability to deliver their own product offerings. Moreover, as we expand the scope of our services, we may face additional competition.
If one or more of our competitors were to merge or partner with another of our competitors, this change in the competitive landscape could further adversely affect our ability to compete effectively. In addition, pricing pressures and increased competition generally could result in reduced revenue, reduced margins, increased losses or the failure of our services to achieve or maintain widespread market acceptance, any of which could harm our business, results of operations and financial condition.
Our current and potential competitors have developed and may develop in the future service offerings that are available internationally, as well as domestically. To the extent that customers seek service offerings that include support and scaling internationally, they may choose to use other service providers to fill their communication service needs before we can fully develop and integrate our international offerings. Each of these factors could lead to reduced revenue, slower growth and lower brand name recognition amongst our industry competitors, any or all of which could harm our business, results of operations and financial condition.
If we are unable to attract new customers in a cost-effective manner, then our business, results of operations and financial condition would be adversely affected.

In order to grow our business, we must continue to attract new customers in a cost-effective manner. We use a variety of marketing channels to promote our services and our communications platform, and we periodically adjust the mix of our marketing programs. If the costs of the marketing channels we use increase dramatically, then we may choose to use alternative and less expensive channels, which may not be as effective as the channels we currently use. As we add to or change the mix of our marketing strategies, we may need to expand into more expensive channels than those we are currently in, which could adversely affect our business, results of operations and financial condition. We also cannot predict the extent to which COVID-19 may cause us to adjust how we promote our services. We will incur marketing expenses before we are able to recognize any revenue that the marketing initiatives may generate, and these expenses may not result in increased revenue or brand awareness. We have made in the past, and may make in the future, significant expenditures and investments in new marketing campaigns. We cannot assure you that any new investments in sales and marketing, including any increased focus on enterprise sales efforts, will lead to the cost-effective acquisition of additional customers or increased sales or that our sales and marketing efficiency will be consistent with prior periods. If we are unable to maintain effective marketing programs, then our ability to attract new customers could be materially and adversely affected, our advertising and marketing expenses could increase substantially and our results of operations may suffer.
The market for some of our services is new and unproven, may decline or experience limited growth and is dependent in part on enterprises and developers continuing to adopt our platform and use our services.
We have been developing and providing a cloud-based platform that enables developers and organizations to integrate voice and messaging communications capabilities into their software applications. This market is relatively new and unproven and is subject to a number of risks and uncertainties. We believe that our future success will depend in large part on the growth, if any, of this market. For example, the utilization of software APIs by developers and organizations to build communications functionality into their applications is still relatively new, and developers and organizations may not recognize the need for, or benefits of, our services and platform. If they do not recognize the need for and benefits of our services and platform, they may decide to adopt alternative services and/or develop the necessary services in-house to satisfy their business needs. In order to grow our business and expand our market position, we intend to focus on educating enterprise customers about the benefits of our services and platform, expanding the functionality of our services and bringing new technologies to market to increase market acceptance and use of our platform. Our ability to expand the market that our services and platform address depends upon a number of factors, including the cost, performance and perceived value associated with such services and platform. The market for our services and platform could fail to grow significantly or there could be a reduction in demand for our services and platform as a result of a lack of customer acceptance, technological changes or challenges, our inability to successfully introduce new product offerings, competing services and platforms, decreases in spending by current and prospective customers, weakening economic conditions, geopolitical developments, global pandemics, adverse regulatory developments or other causes. If our market does not experience significant growth or demand for our services and platform decreases, then our business, results of operations and financial condition could be adversely affected.
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
•we do not develop and maintain relationships with new large enterprise customers; or
•our customers choose to obtain these services from either their own network or from one of our competitors,

then we may be unable to increase or maintain our revenue at acceptable margins.
Our business depends on customers increasing their use of our services, and any loss of customers or decline in their use of our services could materially and adversely affect our business, results of operations and financial condition.
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
Our ability to attract new customers and increase revenue from existing customers depends in part on our ability to enhance and improve our existing services, increase adoption and usage of our services and introduce new services. The success of any enhancements or new services depends on several factors, including timely completion, adequate quality testing, actual performance quality, market-accepted pricing levels and overall market acceptance. Enhancements and new services that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, may have interoperability difficulties with our communications platform, network or other services or may not achieve the broad market acceptance necessary to generate significant revenue. We also must integrate with a variety of network, hardware, mobile and software platforms and technologies, which requires us to enhance and modify our products and our communications platform to adapt to changes and innovation in these technologies. Wireline and wireless telephone providers or cell-phone operating system providers such as Apple and Google have developed and may in the future develop new applications, functions or technologies intended to filter illegal robocalls or other unwanted phone calls or messages. Such applications, functions or technologies may inadvertently filter legal and desired calls or messages to or from our customers. In certain instances, we may need to update our services and technology to work with these applications, functions or technologies. Any failure to operate effectively with evolving or new technologies could reduce the demand for our services. If we cannot respond to these changes in a cost-effective manner, our services may become less competitive or obsolete, and our business, results of operations and financial condition could be adversely affected. To the extent that upgrades of existing products, services and technology are required for the introduction of new services, the success of these upgrades also may be dependent on reaching mutually acceptable terms with vendors and on vendors meeting their obligations in a timely manner.
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
Our rapid growth may impact our corporate culture, operational infrastructure and management, and if we fail to effectively manage our continuing growth, then our business, results of operations and financial condition could be adversely affected.
We have experienced substantial growth in our business, which has placed and may continue to place significant demands on our corporate culture, operational infrastructure and management. We believe that our corporate culture has been a critical component of our success. We have invested substantial time and resources in building our team and nurturing our culture. As we expand our business, grow internationally and mature as a public company, we may find it difficult to maintain our corporate culture while managing this growth, particularly if governmental responses to COVID-19 require many of our employees to work remotely for a prolonged period of time. Any failure to manage our anticipated growth and organizational changes in a manner that preserves the key aspects of our culture could hurt our chance for future success, including our ability to recruit and retain personnel, and effectively focus on and pursue our corporate objectives. This, in turn, could adversely affect our business, results of operations and financial condition.
In addition, as we have rapidly grown, our organizational structure has become more complex. In order to manage these increasing complexities, we will need to continue to scale and adapt the way in which we are organized, our operational, financial and management controls, and our reporting systems and procedures. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and management resources before our revenue increases and without any assurances that our revenue will increase.
This growth could strain our ability to maintain reliable service levels for our customers. If we fail to achieve the necessary level of efficiency in our organization as we grow, then our business, results of operations and financial condition could be adversely affected.
Our pricing and billing systems are complex, and errors could adversely affect our results of operations.

Our pricing and billing systems are complex to develop and challenging to implement. To be profitable, we must have accurate and complete information about the costs associated with voice and messaging, and properly incorporate such information into our pricing model. Our pricing model must also reflect accurate and current information about the market for our services, including the pricing of competitive alternatives for our services, as well as reliable forecasts of traffic volume. We may determine pricing for our services based on data that is outdated or otherwise flawed. Even if we have complete and accurate market information, we may not set prices that optimize both revenue and profitability. If we price our services too high, the amount of traffic that our customers may route to our network may decrease and accordingly our revenue may decline. If we price our services too low, our margins may be adversely affected, which will reduce our ability to achieve and maintain profitability.
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
We must continue to develop effective business support systems to implement customer orders and to provide and bill our customers for services.
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
On November 2, 2020, we acquired Voice Topco Limited, a private limited liability company incorporated under the laws of England and Wales (together with its subsidiaries, “Voxbone”), which directly or indirectly holds all of the issued and outstanding shares of Voxbone, S.A., a private limited liability company registered under the laws of Belgium. Prior to the completion of the acquisition of Voxbone, we and Voxbone operated independently. The integration process, including efforts to combine business support systems, is ongoing and continues to require significant time and resources. Because we are experiencing rapid growth in the number of customers we serve and the volume of services we deliver, through both organic growth and the Voxbone acquisition, we must continue to develop our business support systems on a schedule sufficient to meet customer demands. If we fail to develop effective business support systems, integrate our business support systems with those of businesses that we may acquire, or complete data migration between these systems, it could materially adversely affect our ability to implement our business plans, realize anticipated benefits from our acquisitions, if any, and meet our financial goals and objectives.
If we are not able to maintain and enhance our brand and increase market awareness of our company and services, then our business, results of operations and financial condition may be adversely affected.
We believe that maintaining and enhancing our brand identity and increasing market awareness of our company and services are critical to achieving widespread acceptance of our company and our communications platform, as well as to strengthen our relationships with our existing customers and to our ability to attract new customers. The successful promotion of our brand will depend largely on our continued marketing efforts, our ability to continue to offer high quality services that meet the evolving needs of our existing and prospective customers and our ability to successfully differentiate our services from competing products and services. Our brand promotion activities may not be successful or yield increased revenue. In addition, independent industry analysts often provide reviews of our services and competing products and services, which may significantly influence the perception of our services in the marketplace. If these reviews are negative or not as strong as reviews of our competitors’ services, then our brand may be harmed.
From time to time, our customers have complained about our services, such as complaints about our pricing and customer support. Additionally, we sometimes experience customer complaints relating to disruption to, or outage of, our services. If we do not handle customer complaints effectively, then our brand and reputation may suffer, our customers may lose confidence in us and they may reduce or cease their use of our services. In addition, many of our customers post and discuss on social media about products and services, including our services and our communications platform. Our success depends, in part, on our ability to generate positive customer feedback and minimize negative feedback on social media channels where existing and potential customers seek and share information. If actions we take or changes we make to our services or our communications platform upset these customers, then their online commentary could negatively affect our brand and reputation. Complaints or negative publicity about us, our services or our communications platform could materially and adversely affect our ability to attract and retain customers, our business, results of operations and financial condition.
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
We have expanded our international operations, including the deployment of data centers in Europe and the acquisition of Voxbone as further described below under “—Risks Related to the Acquisition of Voxbone.” As part of our growth strategy, we will continue to evaluate potential opportunities for further international expansion.

Operating in international markets requires significant resources and management attention, and subjects us to legal, regulatory, economic and political risks in addition to those we face in the United States. We have limited experience with international operations, and further international expansion efforts may not be successful.
In addition, we face risks in doing business internationally that could adversely affect our business, including:
•exposure to political developments in the United Kingdom (“U.K.”) as a result of the January 2020 departure of the U.K. from the European Union (“EU”), which has created an uncertain political and economic environment, instability for businesses and volatility in global financial markets and the value of foreign currencies, all of which could disrupt trade, the sale of our services and the mobility of our employees and contractors between the U.K., EU and other jurisdictions;
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
•challenges in understanding and complying with local laws, regulations and customs in foreign jurisdictions, particularly in the areas of telecommunications, data privacy and security;
•complexities related to differing technical standards, data privacy and telecommunications regulations and certification requirements outside the United States, which could prevent customers from deploying our products or limit their usage;
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
•adverse consequences relating to the complexity of operating in multiple international jurisdictions with different laws, regulations and case law which are subject to interpretation by taxpayers, including the Company;
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

•public health epidemics, such as COVID-19, or natural disasters, which could have an adverse impact on our employees, contractors, customers, partners, travel and the global economy; and
•political or social unrest, acts of war or economic instability in a specific country or region in which we operate, which could have an adverse impact on our operations in that location.
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
Our revenue is concentrated in a limited number of customers.
A significant portion of our revenue is concentrated among a limited number of customers. If we lost one or more of our top ten customers, or, if one or more of these major customers significantly decreased orders for our services, our business would be materially and adversely affected.
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
We depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and R&D activities to our marketing and sales efforts and communications with our customers and business partners. Cyber-attacks, including through the use of malware, computer viruses, distributed denial of services (“DDoS”) attacks, credential harvesting and other means for obtaining unauthorized access to or disrupting the operation of our networks and systems and those of our suppliers, vendors and other service providers, could cause harm to our business, including by misappropriating our proprietary information or that of our customers, employees and business partners or to cause interruptions of our services and our communications platform. Cyber-attacks may cause service degradation or outages, equipment failures, loss of information, including sensitive personal information of customers or employees or valuable technical and marketing information, as well as disruptions to our or our customers’ operations. Cyber-attacks against companies have increased in frequency, scope and potential harm in recent years. Further, the perpetrators of cyber-attacks are not restricted to particular groups or persons. These attacks may be committed by company employees or external actors operating in any geography, including jurisdictions where law enforcement measures to address such attacks are unavailable or ineffective, and may even be launched by or at the behest of nation states.
Despite our efforts to reduce the risks associated with cyber-attacks, including the implementation of a number of defensive measures and protocols designed to protect our systems and networks, such efforts may be insufficient to repel or mitigate the effects of a major cyber-attack. For example, beginning on September 25, 2021, our communications network was subjected to a DDoS attack that caused intermittent service disruptions affecting certain of our markets and customers. A DDoS attack is a malicious attempt to disrupt the normal traffic of a targeted server, service or network by overwhelming the target or its surrounding infrastructure with a flood of unwanted internet traffic from multiple sources, resulting in the slowdown or blockage of legitimate traffic. The techniques employed by the DDoS attackers continued to evolve, and we implemented a number of additional DDoS mitigation techniques as the incident unfolded. We will continue to deploy security enhancements in an effort to further secure our network, and while we believe we have remediated the immediate consequences of this incident, cybersecurity events may have cascading effects that unfold over time and result in additional costs, including costs associated with defensive measures, investigations, contractual claims, performance penalties, litigation, the loss of future business and other losses and liabilities that may be difficult to foresee. Any perception by existing and prospective customers that our network and systems are not secure could result in a material loss of business and revenue and damage our reputation. Moreover, while we currently have no indication that our systems were breached or that data was exfiltrated in the DDoS attack, we cannot guarantee we will not uncover evidence of exfiltration or misuse of data or systems as a result of this incident. In addition, we cannot guarantee we will not experience a future cyber-attack or incident resulting in exfiltration or misuse of data or systems.
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
Our existing general liability and cyber liability insurance policies may not cover, or may cover only a portion of, any potential claims related to cyber incidents or security breaches that we experience or may not be adequate to indemnify us for all or any portion of liabilities that may be imposed. We also cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or in amounts sufficient to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage of any future claim. Accordingly, if our cybersecurity measures and those of our service providers fail to protect against unauthorized access, attacks (which may include sophisticated cyber-attacks) and the mishandling of data by our employees and contractors, then our reputation, business, results of operations and financial condition could be adversely affected.
We are currently subject to litigation related to taxes and charges associated with our provision of 911 services, which could divert management’s attention and adversely affect our results of operations.
We, along with many other telecommunications companies and similar service providers, currently are subject to litigation regarding our billing, collection and remittance of non-income-based taxes and other similar charges regarding 911 services alleged to apply in certain states, counties, and municipalities located in California, Illinois, New York, Pennsylvania, and Rhode Island. See “Item 3. Legal Proceedings,” in this Annual Report on Form 10-K. We may face similar litigation in other jurisdictions in the future. While we are vigorously defending these lawsuits, litigation is inherently uncertain. Tax assessments, penalties and interest or future requirements arising from these lawsuits, or any other lawsuits that may arise in other jurisdictions, may adversely affect our business, results of operations and financial condition.
We face a risk of litigation resulting from customer misuse of our services and software to make or send unauthorized and/or unsolicited calls and/or messages, including those in violation of the Telephone Consumer Protection Act. Customer misuse of our services and software also could damage our reputation.
Calls and/or text messages originated or passed to us by our customers may subject us to potential risks, including litigation, regulatory enforcement, fines, and reputational damage. For example, the Telephone Consumer Protection Act of 1991 (the “TCPA”) restricts telemarketing and the use of technologies that enable automatic calling and/or messaging without proper customer consent. This may result in civil claims against us, including those arising due to our customers’ use of our platform, and requests for information through third-party subpoenas or regulatory investigations. For example, we, along with other telecommunications companies, have been named as a defendant in a TCPA action relating to our alleged failure to block unsolicited phone calls to the plaintiff and putative class members. See the section titled “Item 3. Legal Proceedings.” Internationally, we also may become subject to similar laws imposing limitations on marketing calls to wireline and wireless numbers. The scope and interpretation of the laws that are or may be applicable to the making and/or delivery of calls and/or messages are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by taking mandatory actions such as obtaining proper customer consent, we could become subject to lawsuits, fines, civil penalties, potentially significant statutory damages, consent decrees, injunctions, adverse publicity, loss of user confidence in our services, loss of users and other adverse consequences, which could materially harm our business.
Some of our customers may use our platform to transmit illegal, offensive, unsolicited and/or unauthorized calls and messages, including spam, phishing scams, and links to harmful applications. Some of our customers also may reproduce and distribute copyrighted material or the trademarks of others without permission. Such actions violate our practices and policies, including our Acceptable Use Policy, which applies to all customers. We generally complete considerable “know-your-customer” reviews before a customer, and in certain jurisdictions, an end user, can use our platform, although we cannot always conduct proactive audits of our customers thereafter to confirm compliance with our practices and policies, including our Acceptable Use Policy. We generally rely on our customers’ contractual representations to us that their use of our platform will comply with applicable law and our practices and policies. In cases where our customers are reselling our services, we are relying on a contractual pass-through by our customers of similar contractual representations from their end users. We also generally evaluate complaints that we receive regarding our customers’ use of our platform. Our substantial efforts will not prevent all illegal robocalls and other fraudulent activity. The unlawful or fraudulent use of our platform could subject us to claims for damages, copyright or trademark infringement, regulatory enforcement, fraud, or negligence or damage our reputation. Even if claims asserted against us do not result in liability, we may incur substantial costs to investigate and defend such claims. If we are liable for our customers’ activities, we could be required to pay fines or penalties, redesign our business methods, limit our provision of certain services or otherwise expend resources to remedy any damages caused by such actions and avoid future liability.
We are also subject to litigation in the ordinary course of business, and uninsured judgments or a rise in insurance premiums may adversely affect our results of operations.
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
If current or future regulations change, the Federal Communications Commission (the “FCC”), state regulators or regulators in other jurisdictions may not grant us required regulatory authorizations or may take action against us if we are found to have provided services without obtaining the necessary authorizations, or to have violated other requirements of their rules and orders. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may slow our growth and have a material adverse effect on our business, results of operations and financial condition.
Proceedings before the FCC or regulators from foreign jurisdictions could limit our access to various network services or further increase the rates we must pay for such services. For example, proceedings before the FCC could result in an increase in the amount we pay to other carriers or a reduction in the revenue we derive from other carriers in, or retroactive liability for, access charges and reciprocal compensation. For example, on December

17, 2019, the FCC issued an order that revised its interpretation of the Voice-over Internet Protocol (“VoIP”) symmetry rule. The FCC now concludes that LECs may assess end office switched access charges only if the LEC or its VoIP partner provides a physical connection to the last-mile facilities used to serve an end user. If neither the LEC nor its VoIP partner provides such a physical connection, the LEC may not assess end office switched access charges. The FCC also decided to give its order retroactive effect. We cannot predict the impact this FCC order may have on our business, including whether other carriers will agree with our legal interpretations and treatments, at this time. Other proceedings before the FCC could also result in increases in the cost of regulatory compliance. For example, the FCC has opened a proceeding to examine how to improve the delivery of emergency 911 services and whether to expand requirements to include communications services not currently subject to emergency calling obligations. A number of states also have proceedings pending that could impact our access to and the rates we pay for network services. Other state proceedings could limit our pricing and billing flexibility. Our business would be substantially impaired if the FCC, the courts or state commissions eliminated our access to the facilities and services we use to serve our customers, substantially increased the rates we pay for facilities and services, increased the costs or complexity associated with providing emergency 911 services or adversely affected the revenue we receive from other carriers or our customers. In addition, congressional legislative efforts to rewrite the Telecommunications Act of 1996 or enact other telecommunications legislation, as well as various state legislative initiatives, may cause major industry and regulatory changes. We cannot predict the outcome of these proceedings or legislative initiatives or the effects, if any, that these proceedings or legislative initiatives may have on our business and operations.
While we believe we are currently in compliance in all material respects with all material federal, state, local and international rules and regulations, these regulations are subject to interpretation and the relevant regulators may determine that our application of these rules and regulations is not consistent with their interpretation. Additionally, in certain instances, third parties or government agencies may bring action with federal, state, local or international regulators if they believe a provider has breached applicable rules and regulations.
The effects of increased regulation of IP-based service providers are unknown.
While the FCC has to date generally subjected IP-based service providers in the United States to less stringent regulatory oversight than traditional common carriers, the FCC has imposed certain regulatory obligations on providers of interconnected and non-interconnected VoIP services, including the obligations to contribute to the Universal Service Fund, to provide 911 services, and to comply with the Communications Assistance for Law Enforcement Act. The recently enacted TRACED Act aims to mitigate illegal robocalls by directing the FCC to conduct certain rulemaking proceedings that include adopting rules that require participation in the technical standard known as the Secure Telephone Identity Revisited (“STIR”) and Signature-based Handling of Asserted Information Using toKENs (“SHAKEN”) (together, “STIR/SHAKEN”), among other requirements. For large carriers, IP-based network equipment and the IP services that operate on such equipment were required to support the STIR/SHAKEN framework as of June 30, 2021. Bandwidth has had a small sub-set of services and customer accounts that operate on legacy IP equipment that is not STIR/SHAKEN capable. Bandwidth is working to retire such equipment. There may be regulatory activity related to the timing of Bandwidth’s efforts to retire such non-STIR/SHAKEN capable equipment. Failure to comply with existing regulations, or the imposition of additional regulations could have a material adverse effect on our business.
Our operations are subject to significant regulation and require us to obtain and maintain numerous governmental licenses and permits in the United States and internationally. If we fail to obtain and maintain those licenses and permits, we may not be able to conduct our business. Moreover, changes in regulatory requirements could significantly increase our costs or otherwise adversely affect our operations.
In the ordinary course of operating our network and providing our services, we must obtain and maintain a variety of telecommunications and other licenses, permits and authorizations. We also must comply with a variety of ongoing regulatory obligations. If we are unable to obtain and maintain the licenses and permits needed to operate and expand our network on acceptable terms and on a timely basis, our business could be materially adversely affected. In addition, the cancellation or non-renewal of the licenses or permits we hold could materially adversely affect our business. Our failure to comply with the obligations imposed upon license and permit holders, including the payment of fees, may cause sanctions or additional costs, including the revocation of authority to provide services.
Our operations are subject to regulation at the national, state and local levels. Our operations are also subject to additional regulation by other countries in our international markets. Changes to existing regulations or rules, or the failure of regulatory agencies to regulate in areas historically regulated on matters such as network neutrality, licensing fees, environmental, health and safety, privacy, intercarrier compensation, emergency services, interconnection, illegal robocalling, extra-territorial use of telephone numbers, and other areas, in general or particular to our industry, may increase uncertainty, increase costs, restrict operations or decrease revenue.
Our inability or failure to comply with telecommunications and other laws and regulations could cause the temporary or permanent suspension of our operations. In addition, if we cannot provide emergency calling functionality through our communications platform to meet any applicable federal, state or international requirements, the competitive advantages that we currently have may not persist, adversely affecting our ability to obtain and to retain enterprise customers which could have an adverse impact on our business.
We are subject to telecommunications laws and regulations in the non-U.S. countries where we offer our services. Numerous country-specific laws and governmental regulations apply to our business and may increase our costs, impact our products and communications platform or prevent us from offering or providing our products in certain countries. Many existing non-U.S. laws and regulations may not fully contemplate CPaaS solutions and the interpretation and enforcement of non-U.S. laws and regulations may involve significant uncertainties. For example, several European countries have adopted “know your customer” requirements regarding end users and have mandated the real-time provisioning of data to national law enforcement authorities’ systems.
In January 2018, the FCC repealed its Network Neutrality Rules. Our business could suffer with respect to the quality of the services we offer, our ability to maintain our internet-based services and our services offered through our communications platform, a reduction in our profitability or an increase in the price of our services making our offerings less competitive in the marketplace.
In January 2018, the FCC adopted an order largely repealing its network neutrality rules (the “Order”). Among other things, the pre-existing network neutrality rules prevented providers of broadband internet access services—like cable and telephone companies—from blocking, impairing and degrading service offerings from non-affiliated third parties like us. In 2019, the U.S. Court of Appeals for the District of Columbia Circuit largely affirmed the Order, but vacated the portion of the Order that would bar states from imposing any rule or requirement inconsistent with the FCC’s order. Various companies appealed the federal court of appeals decision in December 2019. We cannot predict whether the FCC will reverse the Order, whether the appeal will be successful or whether any states will adopt legislation that results in restoring the pre-existing network neutrality rules. If broadband providers were to block, impair or degrade our internet-based services or services we offer through our communications platform, or were to charge us or our customers to access and use our internet-based services or services offered through our communications platform, we could lose customers and our business could be materially adversely affected. Most major broadband internet access providers have publicly stated they will not block, impair or degrade third party offerings. We cannot predict the potential impact of the Order or future legal and regulatory developments that may occur.
Our business is subject to complex and evolving laws and regulations, commercial standards, contractual obligations and other requirements related to information collection.
We are subject to various federal, state, local and foreign laws and regulations, contractual commitments and industry standards that create obligations and impose restrictions with respect to the collection, storage, retention, use, processing, transmission, sharing, disclosure and protection of personal data and other customer data, including “customer proprietary network information” under applicable U.S. laws. We must comply with these obligations and restrictions and may be subject to significant consequences, including penalties and fines, if we fail to comply. These obligations and restrictions continue to develop and evolve rapidly, and it is possible that we may not be, or may not have been, compliant with each such obligation and restriction.
The complexity and evolving nature of these obligations and restrictions subject us to the risk of differing interpretations, inconsistency or conflicts among countries or rules, and creates uncertainty regarding their application to our business. Uncertainty and changes in the requirements of multiple jurisdictions may increase the cost of compliance, delay or reduce demand for our services, restrict our ability to offer services in certain locations, impact our customers’ ability to utilize our services in certain jurisdictions, or subject us to sanctions by national data protection regulators, all of which could harm our business, financial condition and results of operations.
These obligations and restrictions may limit our ability to collect, store, process, use, transmit and share data with our customers, employees, consultants and third-party providers, which may result in our inability in certain cases to provide services to our customers or to offer a global customer experience. These obligations may also limit the ability of our customers to collect, store, retain, protect, use, process, transmit, share and disclose data with others through our services. Compliance with, and other burdens imposed by, such obligations and restrictions could increase the cost of our operations and adversely impact our business.
Any failure to comply with these obligations and restrictions or our own posted privacy policies and notices, or any security incident that results in a personal data breach or the unauthorized access to, or the acquisition, release or transfer of, other customer data, could subject us to investigations, proceedings or actions against us by governmental entities or others, lawsuits, fines, criminal penalties, statutory damages, consent decrees, injunctions, adverse publicity, contractual liability, civil liabilities, loss of customer confidence, damage to our brand and reputation or a loss of customers, any of which could materially harm our business.
If we were to suffer or if one of our customers or vendors were to suffer a personal data breach or other security incident, we may be subject to the jurisdiction of a variety of governmental agencies. We may have to comply with a variety of data breach requirements at the national and state levels in the United States and in other countries, comply with any resulting investigations, as well as offer mitigation to customers and potential end users of certain customers to which we provide services. We could also be subject to fines, forfeitures and other penalties that may adversely impact our business.
From time to time, various federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning data-protection issues. For example, certain laws or regulations may mandate disclosure of customer information to domestic or international law enforcement bodies, which could adversely impact our business, our brand or our reputation with customers and may not always provide a level of protection for such information that is required by other laws or regulations. In other cases, some countries may limit the transfer of personal data or require that that personal data regarding customers in their country be maintained solely in their country. Having to maintain local data centers and redesign product, service and business operations to limit the processing of personal data to within individual countries could increase our operating costs significantly.
Additionally, some of our third-party vendors may have access to customer, end user or employee data. If these third-party vendors violate obligations and restrictions related to applicable data protection laws or our policies or contractual commitments, such violations may also put us, or data relating to our customers, end users or employees, at risk and could in turn have a material and adverse effect on our business.
Our business could suffer if we cannot obtain or retain local or toll-free numbers, are prohibited from obtaining local or toll-free numbers, or are limited to distributing local or toll-free numbers to only certain customers.
Our future success depends on our ability to procure large quantities of local and toll-free numbers to meet customer demands at reasonable cost and without undue restrictions. Our ability to procure and distribute numbers depends on factors outside of our control, such as applicable regulations, the practices of the communications carriers that provide numbers to us in certain jurisdictions, the cost of obtaining and managing numbers and the level of demand for new numbers. Due to their limited availability, there are certain popular area code prefixes and specialized numbers that we may not be able to obtain in desired quantities or at all. Our inability to acquire or retain numbers for our operations would make our services, including our communications platform, less attractive to potential customers that desire assignments of particular numbering resources. In addition, future growth of our customer base, together with growth of customer bases of other providers of communications services, has increased, which increases our dependence on needing large quantities of local and toll-free numbers associated with desirable area codes or specific toll-free numbering resources at a reasonable cost and without undue restriction. If we are not able to obtain or retain adequate local and toll-free numbers, or attractive subsets of such resources, our business, results of operations and financial condition could be materially adversely affected.
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
Our agreements with customers and other third parties typically include indemnification or other provisions under which we agree to indemnify or are otherwise liable to them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons or other liabilities relating to or arising from our services or platform or other acts or omissions. The term of these contractual provisions often survives termination or expiration of the applicable agreement. Large indemnity payments or damage claims from contractual breach could harm our business, results of operations and financial condition. Although we normally contractually limit our liability with respect to such obligations, we may still incur substantial liability related to them. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other current and prospective customers, reduce demand for our services and adversely affect our business, results of operations and financial condition.
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
The failure of any equipment or facility on our network, including our network operations control centers and network data storage locations, could interrupt customer service and other corporate functions until we complete necessary repairs or install replacement equipment. Our business continuity plans also may be inadequate to address a particular failure that we experience. Delays, errors or network equipment or facility failures could result from natural disasters, pandemics such as COVID-19, disease, accidents, terrorist acts, acts of war, power losses, security breaches, vandalism or other illegal acts, computer viruses or other causes. These delays, errors or failures could significantly impair our business due to:
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
Certain of our IP telephony offerings, as well as the 911 and other emergency services solutions that we offer are subject to FCC and other rules governing the delivery of emergency calling services. The rules and laws that govern emergency calling services are subject to change as communications technologies and consumer use of emergency services change. Similar to other providers of IP telephony services, our 911 and other emergency services are different from those associated with traditional local telecommunications services. These differences may lead to an inability to make and complete calls that would not occur for users of traditional telephony services. For example, to provide the emergency calling services required by the FCC’s rules to our IP telephony consumers, we may use components of both the wireline and wireless infrastructure in unique ways that can result in failed connections and calls routed to incorrect emergency call centers. Routing emergency calls over the Internet may be adversely affected by power outages and network congestion that may not occur for users of traditional telephony services. Emergency call centers may not be equipped with appropriate hardware or software to accurately process and respond to emergency calls initiated by consumers of our IP telephony services, and calls routed to the incorrect emergency call center can significantly delay response times for first responders. Users of our interconnected VoIP telephony services from a fixed address in the United States are required to manually update their location information for use when calling 911, and failure to do so may result in dispatching of assistance to the wrong location. Even manual updates made appropriately require a certain amount of time before the updated address appears in the relevant databases which could result in misrouting emergency calls to the wrong emergency calling center, dispatching first responders to the wrong address, or both. Similar requirements and delays applicable to relevant databases also apply to local emergency services provided outside the United States. Moreover, the relevant rules with respect to what address information should be provided to emergency call centers when the call originates from a mobile application are unsettled and evolving. As a result, we could be subject to enforcement action by the FCC or other entities — possibly exposing us to significant monetary penalties, cease and desist orders, civil liability, loss of user confidence in our services, loss of users, and other adverse consequences, which could materially harm our business. The FCC’s rules, and some states, also impose other obligations on us, such as properly recording our customers’ registered locations, obtaining affirmative acknowledgement from customers that they are aware of the differences between emergency calling services associated with IP telephony as compared with traditional telecommunications services, and distribution of appropriate warning labels to place on or near hardware used to place IP telephony calls. Similar obligations apply to local emergency services provided outside the United States. Failure to comply with these requirements, or failure of our communications platform such that 911 and other emergency calls did not complete or were misrouted, may result in FCC, foreign regulatory or other enforcement action, state attorneys’ general investigations, potential exposure to significant monetary penalties, cease and desist orders, civil liability to our users and their customers, loss of user confidence in our services, loss of users, and other adverse consequences, which could materially harm our business.
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
The financial markets in the United States have experienced substantial uncertainty during recent years, particularly following the COVID-19 outbreak. This uncertainty has included, among other things, extreme volatility in securities prices, reduced liquidity and credit availability, rating downgrades of certain investments and declining values with respect to others. If capital and credit markets continue to experience uncertainty and available funds remain limited, we may not be able to obtain debt or equity financing or to refinance our existing indebtedness on favorable terms or at all, which could affect our strategic operations and our financial performance and force modifications to our operations. These conditions currently have not precluded us from accessing credit markets or financing our operations, but there can be no assurance that financial markets and confidence in major economies will not deteriorate. An extended period of economic deterioration could materially adversely affect our results of operations and financial condition and exacerbate some of the other risk factors contained in Annual Report on Form 10-K. For example, our customers might defer or entirely decline purchases of our services due to tighter credit or negative financial news or reduce demand for our services. Our customers also may not be able to obtain adequate credit, which could adversely affect the timeliness of their payments to us or ultimately result in a filing by the customer for protection from creditors under applicable insolvency or bankruptcy laws. If our customers cannot make timely payments to us, our accounts receivable could increase. The demand for, and the prices of, our services also may decline due to the actions of our competitors or otherwise.
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
Our customer churn rate may increase.

Customer churn occurs when a customer reduces usage or discontinues service with us, whether voluntarily or involuntarily, such as a customer switching some or all of its usage to a competitor or going out of business. Changes in the economy, increased competition from other providers, cyber incidents such as the [ongoing DDoS attacks] or issues with the quality of service we deliver can impact our customer churn rate. We cannot predict future pricing by our competitors, but we anticipate that price competition will continue. Lower prices offered by our competitors could contribute to an increase in customer churn. We cannot predict the timing, duration or magnitude of any deteriorated economic conditions or its impact on our target of customers. Higher customer churn rates could adversely affect our revenue growth. Higher customer churn rates could cause our dollar-based net retention rate to decline. A sustained and significant growth in the churn rate could have a material adverse effect on our business.
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
Our future performance depends on the continued services and contributions of our senior management and other key employees to execute on our business plan, to develop our platform, to deliver our services to customers, to attract and retain customers and to identify and pursue opportunities. The loss of services of senior management or other key employees, such as those who develop and maintain our service offerings, could significantly delay or prevent the achievement of our development and strategic objectives. In particular, we depend to a considerable degree on the vision, skills, experience and effort of our Chief Executive Officer, David A. Morken. The replacement of any of our senior management personnel or other key employees can involve significant time and costs, and such loss could significantly delay or prevent the achievement of our business objectives. The loss of the services of our senior management or other key employees for any reason could adversely affect our business, results of operations and financial condition.
If we are unable to hire, retain and motivate qualified personnel, our business will suffer.
Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel, and our inability to do so could adversely affect our business, results of operations and financial condition. Competition for talent in the technology industry has become increasingly intense. In 2020 and 2021, the “great resignation” saw a dramatic increase in workers leaving their positions throughout the technology industry, and the market to recruit, retain and motivate talent has become even more competitive. Many key individual contributors, particularly in software development, sales and cloud computing and telecommunications infrastructure, are critical to our success and can attract very significant compensation packages. In addition, we believe that there is, and will continue to be, intense competition for highly skilled management, technical, sales and other personnel with experience in our industry in the Raleigh, North Carolina area, where our headquarters are located, and in other geographic locations where we maintain offices.
We have experienced and may continue to experience difficulties attracting, hiring and retaining highly-skilled personnel with appropriate qualifications, and may not be able to fill positions in desired geographic areas or at all. These difficulties may be exacerbated by the reactions of employees and prospective employees to our policies related to remote working flexibility. As a result, we have also experienced and may continue to experience increased compensation and training costs that may not be offset by either improved productivity or higher sales, which could reduce our profitability.
We seek to provide competitive compensation packages and a high-quality work environment to hire, retain and motivate employees. If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may be unable to manage our business effectively, including the development, marketing and sale of our services, which could adversely affect our business, results of operations and financial condition. To the extent we hire personnel from competitors, we also may be subject to allegations that they have been improperly solicited or hired, or that they divulged proprietary or other confidential information.

Volatility or declines in our stock price may also affect our ability to attract and retain key personnel. Employees may be more likely to terminate their employment with us if the shares they own or the shares underlying any restricted stock units have not significantly appreciated in value, or if the value of the shares underlying restricted stock units they hold has depreciated significantly. If we are unable to retain our employees, our business, results of operations and financial condition could be adversely affected.
In addition, we believe our corporate culture has been a key contributor to our success to date. However, in this period of the “great resignation,” we have experienced and may continue to face higher than usual employee turnover rates. As we continue to grow and expand globally and navigate shifting workforce priorities, including the desire of many of our employees and prospective employees for a hybrid work model with the ability to work remotely for part of the week, and the increasing demand of employees and prospective employees for fully remote work, we may find it difficult to maintain important aspects of our corporate culture, which could negatively affect our ability to retain and recruit personnel who are essential to our future success and could ultimately have a negative impact on our ability to innovate our technology and our business. Further, as of December 31, 2021, approximately 33% of our employees have been employed by us for a year or less and we must be able to effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture.
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
In addition, our international subsidiaries maintain net assets denominated in currencies other than the functional operating currencies of these entities. As we expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar may affect our results of operations due to transactional and translational re-measurements. Such foreign currency exchange rate fluctuations could make it more difficult to detect underlying trends in our business and results of operations. The trading price of our Class A common stock also could be adversely affected if fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors and securities analysts who follow our stock.
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
Earthquakes, hurricanes, fires, floods, pandemics, power outages, terrorist attacks, acts of war, civilian unrest and other significant events could disrupt our business and ability to serve our clients.
A significant event, such as an earthquake, hurricane, a fire, a flood, a pandemic, a power outage, terrorist attack, act of war or civilian unrest could have a material adverse effect on our business, results of operations or financial condition. For example, the rapid and global spread of COVID-19 has disrupted businesses and increased travel restrictions. Health concerns or governmental, legal, political or regulatory developments in the United States or other countries in which we or our customers, partners and service providers operate could cause economic, labor or social instability and could materially adversely affect our business and our results of operations and financial condition. Future developments, which are very uncertain, include evolving responses by governments and businesses. These future developments could materially adversely affect our business and our results of operations and financial condition. Our IP network is designed to be redundant and to offer seamless backup support in an emergency. While our network is designed to withstand the loss of any one data center at any point in time, the simultaneous failure of multiple data centers could disrupt our ability to serve our clients. Additionally, certain of our capabilities cannot be made redundant feasibly or cost-effectively. Acts of physical or cyber terrorism or other geopolitical unrest, including acts of war, also could cause disruptions in our business. The adverse impacts of these risks may increase if our disaster recovery plans prove to be inadequate.
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
On November 2, 2020, we acquired Voxbone. Prior to the completion of this acquisition, we and Voxbone operated independently, and there can be no assurances that our businesses can be combined in a manner that allows for the achievement of substantial benefits. The integration process is ongoing and continues to require significant time and resources, and we may not be able to manage the process successfully, as our ability to acquire and integrate larger or more complex companies, products, or technology in a successful manner is unproven. If we are not able to successfully integrate Voxbone’s business with ours, fail to achieve the synergies we anticipated would result from the acquisition, such as cross-selling to our legacy customers in international markets in which we now operate, or fail to pursue a unified customer and product strategy successfully, the anticipated benefits of the acquisition may not be realized fully or may take longer than expected to be realized.

We have incurred, and may continue to incur, significant, non-recurring costs in connection with the acquisition and integrating our operations with those of Voxbone, including costs to consolidate business support systems and service offerings. Management cannot ensure that the elimination of duplicative costs or the realization of other efficiencies will offset the transaction and integration costs in the near term or at all.
Risks Related to the Convertible Notes
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance the Convertible Notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our indebtedness.
We may incur substantially more debt or take other actions which would intensify the risks discussed above.
We and our subsidiaries may be able to incur substantial additional debt in the future, some of which may be secured debt. We will not be restricted under the terms of the indentures governing the Convertible Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the Convertible Notes that could have the effect of diminishing our ability to make payments on the Convertible Notes when due.
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
In May 2008, the Financial Accounting Standards Board (“FASB”), issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value attributed to the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our Class A common stock and the trading price of the Convertible Notes.
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
Prior to our initial public offering, there was no public market for shares of our Class A common stock. On November 10, 2017, we sold shares of our Class A common stock to the public at $20.00 per share. From November 10, 2017, the date that our Class A common stock began trading on the NASDAQ Global Select Market, through December 31, 2021, the trading price of our Class A common stock has ranged from $18.05 per share to $198.61 per share. The trading price of our Class A common stock may continue to be volatile and could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•general market volatility caused by COVID-19, acts of war, or other significant domestic or international events;
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters is located in Raleigh, North Carolina, where we lease approximately 120,041 square feet of office space at 900 Main Campus Drive and 81,459 square feet of additional office space, of which 17,073 square feet of space is subject to a facilities sharing agreement with Relay on the Centennial Campus of North Carolina State University in Raleigh, North Carolina.
We maintain offices in locations in the United States and internationally. In addition to our headquarters, we lease space in Denver, CO; Rochester, NY; Austin, TX; San Francisco, CA; Simi Valley, CA; Brussels, Belgium; London, U.K.; Dublin, Ireland; Iasi, Romania; Singapore; Frankfurt, Germany; and Madrid, Spain.
We maintain data centers located in Raleigh, NC (including our network operations center); Los Angeles, CA; Dallas, TX; Atlanta, GA; New York, NY; Frankfurt, Germany; and London, U.K.
We currently lease all our facilities and do not own any real property. On June 4, 2021, we purchased approximately 40 acres of undeveloped land from the state of North Carolina to construct a new headquarters in Raleigh, NC. We intend to relocate our corporate headquarters in May 2023. We believe this new facility will provide the additional space needed to accommodate our growing work force.

Item 3. Legal Proceedings
Phone Recovery Services, LLC and Phone Administrative Services, Inc. acting or purporting to act on behalf of applicable jurisdictions, or the applicable county or city itself, have filed multiple lawsuits against us and/or one of our subsidiaries alleging that we failed to bill, collect and remit certain taxes and surcharges associated with the provision of 911 services.

The following county or municipal governments have named us in lawsuits that remain unresolved and are associated with the collection and remittance of 911 taxes and surcharges: (a) the City and County of San Francisco, California; (b) the following Illinois jurisdictions, collectively: Cook and Kane Counties, Illinois, the City of Chicago, Illinois, and the State of Illinois, (c) the State of New York, (d) Allegheny County, Pennsylvania, and (e) the State of Rhode Island. The complaints allege that we failed to bill, collect and remit certain taxes and surcharges associated with 911 service pursuant to applicable laws.
On November 30, 2020, we were named as a defendant in a Second Amended Class Action Complaint in a putative class action captioned Diana Mey v. All Access Telecom, Inc., et al. pending in the United States District Court, Northern District of West Virginia, relating to the alleged failure to block unsolicited phone calls to the plaintiff and putative class members.
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
Stockholders
As of February 18, 2022, we had 22 holders of record of our Class A and Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
The graph below compares the cumulative total return to our stockholders between November 10, 2017 (the date our Class A common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2021 in comparison to the NASDAQ Composite Index and the S&P 500 Information Technology Index. The graph assumes $100 was invested in the Class A common stock of Bandwidth Inc., the NASDAQ Composite Index and the S&P 500 Information Technology Index, in each case on November 10, 2017, and assumes reinvestment of any dividends.
The comparisons in the graph below are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

$1,000
$800
$600
$400
$200
$0
11/10/2017
12/31/2017
03/31/2018
06/30/2018
09/30/2018
12/31/2018
03/31/2019
06/30/2019
09/30/2019
12/31/2019
03/31/2020
06/30/2020
09/30/2020
12/31/2020
03/31/2021
06/30/2021
09/30/2021
12/31/2021
Bandwidth Inc.
NASDAQ Composite Index
S&P 500 Technology Index

Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2022 Annual Meeting of Shareholders. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
Recent Sales of Unregistered Securities
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

Item 6. [Reserved]

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
We are the only CPaaS provider in the industry that owns and operates a nationwide IP voice network in the United States. In 2020, we acquired Voxbone, a leading European-based communications platform with its own IP voice network assembled by building relationships with local carriers around the globe. Our deep U.S. presence and global platform extending across more than 60 countries serves enterprises in countries representing more than 90% of global gross domestic product. We believe that our current and future customers will benefit from using a unified software platform, network and team to serve people around the world.
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
For the years ended December 31, 2019, 2020 and 2021, total revenue was $232.6 million, $343.1 million, and $490.9 million, respectively. For the years ended December 31, 2019, 2020 and 2021, our CPaaS segment revenue was $197.9 million, $298.1 million, and $413.9 million, respectively, representing an increase of 51% in 2020 and 39% in 2021. Net income in 2019 was $2.5 million, and net loss in 2020 and 2021 was $44.0 million and $27.4 million, respectively. As of December 31, 2019, 2020 and 2021, the number of active CPaaS customer accounts was 1,728, 2,848, and 3,228, respectively, representing a year-over-year increase of 40% in 2019, 65% in 2020 and 13% in 2021.

Management’s Discussion and Analysis
Acquisition of Voxbone
On November 2, 2020, we acquired all of the A Ordinary Shares, B Ordinary Shares and C Ordinary Shares of Voice Topco Limited (“Voice Topco”) through a Share Purchase Agreement (the “Share Purchase Agreement” and such purchase, the “Share Purchase”) (the “Acquisition”). Voice Topco directly or indirectly holds all of the issued and outstanding shares of Voxbone S.A., which (with its subsidiaries) is the operating subsidiary of Voice Topco. The Acquisition was valued at €446 million. As consideration for the Share Purchase, we (i) paid the Sellers (as defined in the Share Purchase Agreement) approximately $400 million (or approximately €338 million based on prevailing exchange rates at the close of business on October 9, 2020) at the Closing (as disclosed in the Share Purchase Agreement) and (ii) issued to the Sellers at the Closing shares of our Class A common stock, with an aggregate value of approximately €108 million (or approximately $128 million based on prevailing exchange rates at the close of business on October 9, 2020).

COVID-19 Update
The novel coronavirus (“COVID-19”) pandemic persisted throughout 2021 and remains an issue today, impacting areas of the United States and the rest of the world to varying degrees. The broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain. The COVID-19 pandemic and its adverse effects have been prevalent in the locations where we, our customers, suppliers and third-party business partners conduct business. During the year ended December 31, 2021, we experienced stable or increased usage by our customers that had been most impacted by COVID-19, including large enterprise customers that offer unified communications as a service (“UCaaS”), meeting solutions, travel, hospitality and ridesharing services, among others. We acknowledge there may be additional impacts to the economy and our business going forward as a result of COVID-19, and we expect there may be some volatility in customer demand and buying habits as the pandemic continues. Our U.S. offices have remained open to employees, subject to applicable government regulations. Appropriate measures are being taken to protect the health of our employees who return to the office. We have also reinstated business travel, subject to applicable government regulations. As the COVID-19 pandemic abates, we may experience curtailed customer demand that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we may experience impact from enterprises reducing usage of our services or delaying decisions to implement our services. As a result, the effect of the COVID-19 pandemic will not be reflected fully in our results of operations and overall financial performance until future periods. See “Item 1A. Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

DDoS Attack
Beginning on September 25, 2021, our communications network was subjected to a distributed denial of service attack (the “DDoS Attack”) initially causing intermittent communications services disruptions affecting certain of our markets and customers. A DDoS attack is a malicious attempt to disrupt the normal traffic of a targeted server, service or network by overwhelming the target or its surrounding infrastructure with a flood of unwanted internet traffic from multiple sources, resulting in the slowdown or blockage of legitimate traffic. Our mitigation efforts, in conjunction with our partners from leading cybersecurity firms, have proved successful. Our network has been largely stable and operating at normal service levels since the evening of September 29, 2021, although there have been some continued intermittent disruptions. We estimate that the impact from lost transaction volume and customer credits attributable to the DDoS Attack reduced CPaaS revenue for the full year 2021 by approximately $10.0 million.

Management’s Discussion and Analysis
Key Performance Indicators
We monitor the following key performance indicators (“KPIs”) to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. We believe the following KPIs are useful in evaluating our business:

	Year ended December 31,
	2019	2020	2021

	(Dollars in thousands)
Number of active CPaaS customers (as of period end)	1,728	2,848	3,228
Dollar-based net retention rate	113%	131%	110%
Adjusted EBITDA (1)	$(1,050)	$26,176	$49,600
Free cash flow (1)	$(27,012)	$(10,074)	$3,636
________________________
(1) See “Non-GAAP Financial Measures”, discussed elsewhere in Management’s Discussion and Analysis.
Number of Active CPaaS Customer Accounts
We believe the number of active CPaaS customer accounts is an important indicator of the growth of our business, the market acceptance of our platform and our future revenue trends. We define an active CPaaS customer account at the end of any period as an individual account, as identified by a unique account identifier, for which we have recognized at least $100 of revenue in the last month of the period. We believe usage of our platform by an active CPaaS customer at or above the $100 per month threshold is a stronger indicator of potential future engagement than trial usage at levels below $100 per month. A single organization may constitute multiple unique active CPaaS customer accounts if it has multiple unique account identifiers, each of which is treated as a separate active CPaaS customer account. Customers who pay after using our platform and customers that have credit balances are included in the number of active CPaaS customer accounts. Customers from our Other segment are excluded in the number of active CPaaS customer accounts, unless they are also CPaaS customers.
In the years ended December 31, 2019, 2020 and 2021, revenue from active CPaaS customer accounts represented approximately 99% of total CPaaS revenue.
Dollar-Based Net Retention Rate
Our ability to drive growth and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with our existing customers that generate CPaaS revenue and seek to increase their use of our platform. We track our performance in this area by measuring the dollar-based net retention rate for our customers who generate CPaaS revenue. Our dollar-based net retention rate compares the CPaaS revenue from customers in a quarter to the same quarter in the prior year. Customers of acquired businesses are included in the subsequent year’s calendar quarter of acquisition. To calculate the dollar-based net retention rate, we first identify the cohort of customers that generate CPaaS revenue and that were customers in the same quarter of the prior year. The dollar-based net retention rate is obtained by dividing the CPaaS revenue generated from that cohort in a quarter, by the CPaaS revenue generated from that same cohort in the corresponding quarter in the prior year. When we calculate dollar-based net retention rate for periods longer than one quarter, we use the average of the quarterly dollar-based net retention rates for the quarters in such period. Our dollar-based net retention rate increases when such customers increase usage of a product, extend usage of a product to new applications or adopt a new product. Our dollar-based net retention rate decreases when such customers cease or reduce usage of a product or when we lower prices on our solutions.

Management’s Discussion and Analysis
As our customers grow their businesses and increase usage of our platform, they sometimes create multiple customer accounts with us for operational or other reasons. As such, when we identify a significant customer organization (defined as a single customer organization generating more than 1% of CPaaS revenue in a quarterly reporting period) that has created a new CPaaS customer, this new customer is tied to, and CPaaS revenue from this new customer is included with, the original CPaaS customer for the purposes of calculating this metric.

Key Components of Statements of Operations
Revenue
We generate a majority of our revenue from our CPaaS segment. CPaaS revenue is derived from reoccurring sources such as per minute voice usage and voice calling, per text message usage and other usage services and fees, and from monthly recurring charges arising from phone number services, 911-enabled phone number services, messaging services and other services.
For the years ended December 31, 2019, 2020 and 2021, we generated 66%, 74% and 72%, respectively of our CPaaS revenue from reoccurring sources. The large bulk of our remaining CPaaS revenue is generated from recurring monthly charges.
The remainder of our revenue not classified in our CPaaS segment is generated by our Other segment. Other segment revenue is composed of revenue earned from various communications services and products, indirect revenue and messaging surcharge revenue.
We recognize accounts receivable at the time the customer is invoiced. Additionally, we record a receivable for unbilled revenue if services have been delivered and are billable in subsequent periods. Unbilled revenue made up 54%, 50% and 52% of outstanding accounts receivable, net of allowance for doubtful accounts, as of December 31, 2019, 2020 and 2021, respectively.
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
Gross margin is calculated by subtracting cost of revenue from revenue, divided by total revenue, expressed as a percentage. Our cost of revenue and gross margin have been, and will continue to be, affected by several factors, including the timing and extent of our investments in our network, our ability to manage off-network minutes of use and messaging costs, changes to the mix or amount of personnel-related costs included in our cost of revenue, the product mix of revenue, the timing of amortization of capitalized software development costs and fluctuations in the price we charge our customers for services.

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
General and Administrative
General and administrative expenses consist primarily of personnel costs, including stock-based compensation, for our accounting, finance, legal, human resources and administrative support personnel, and executives. General and administrative expenses also include costs related to product management and reporting, customer billing and collection functions, information services, professional services fees, credit card processing fees, rent and other facilities costs associated with our headquarters in Raleigh, North Carolina and our other offices, and depreciation and amortization.
Income Taxes
For the years ended December 31, 2019, 2020 and 2021, our effective tax rate was 116.4%, (51.8)%, and 12.3%, respectively. The increase in our effective tax rate is primarily due to a change in the valuation allowance related to certain deferred tax assets.
Judgment is required in a determination as to whether deferred tax assets will be realized in full or in part. Management assesses available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized, or when it is more likely than not that all or some deferred tax assets will not be realized and a valuation allowance must be established. As of December 31, 2021, the Company continues to maintain a valuation allowance for its U.S. federal and state net deferred tax assets.

Management’s Discussion and Analysis
Results of Operations

Consolidated Results of Operations
The following table sets forth the consolidated statements of operations for the periods indicated.

	Year ended December 31,
	2019	2020	2021

	(In thousands)
Revenue:
CPaaS revenue	$197,944	$298,090	$413,948
Other revenue	34,650	45,023	76,959
Total revenue	232,594	343,113	490,907
Cost of revenue:
CPaaS cost of revenue	110,343	160,706	217,403
Other cost of revenue	14,616	24,546	54,981
Total cost of revenue	124,959	185,252	272,384
Gross profit:
CPaaS	87,601	137,384	196,545
Other	20,034	20,477	21,978
Total gross profit	107,635	157,861	218,523
Operating expenses:
Research and development	31,461	42,059	55,173
Sales and marketing	35,020	40,552	51,817
General and administrative	58,847	88,755	113,770
Total operating expenses	125,328	171,366	220,760
Operating loss	(17,693)	(13,505)	(2,237)
Other income (expense), net
Interest income (expense), net	2,446	(13,672)	(28,784)
Other income (expense), net	23	(1,795)	(174)
Total other income (expense), net	2,469	(15,467)	(28,958)
Loss before income taxes	(15,224)	(28,972)	(31,195)
Income tax benefit (provision)	17,718	(15,005)	3,833
Net income (loss)	$2,494	$(43,977)	$(27,362)

Management’s Discussion and Analysis
The following table sets forth our results of operations as a percentage of our total revenue for the periods presented. *

	Year ended December 31,
	2019	2020	2021
Revenue:
CPaaS revenue	85%	87%	84%
Other revenue	15%	13%	16%
Total revenue	100%	100%	100%
Cost of revenue:
CPaaS cost of revenue	47%	47%	44%
Other cost of revenue	6%	7%	11%
Total cost of revenue	53%	54%	55%
Gross profit:
CPaaS	37%	40%	40%
Other	9%	6%	3%
Total gross profit	46%	46%	45%
Operating expenses:
Research and development	14%	12%	11%
Sales and marketing	15%	12%	11%
General and administrative	24%	26%	23%
Total operating expenses	53%	50%	45%
Operating loss	(8)%	(4)%	—%
Other income (expense), net
Interest income (expense), net	1%	(4)%	(6)%
Other income (expense), net	—%	(1)%	—%
Total other income (expense), net	1%	(5)%	(6)%
Loss before income taxes	(7)%	(8)%	(6)%
Income tax benefit (provision)	8%	(4)%	1%
Net income (loss)	1%	(13)%	(5)%
(*) Columns may not foot due to rounding.

Management’s Discussion and Analysis
Comparison of the Years Ended December 31, 2020 and 2021
Revenue

	Year ended December 31,
	2020	2021	Change

	(Dollars in thousands)
Revenue:
CPaaS revenue	$298,090	$413,948	$115,858	39%
Other revenue	45,023	76,959	31,936	71%
Total revenue	$343,113	$490,907	$147,794	43%

In 2021, total revenue increased by $147.8 million, or 43%, and CPaaS revenue increased by $115.9 million, or 39%, compared with the same period in 2020. As a percentage of total revenue, CPaaS revenue was 84% in 2021 compared with 87% in 2020.
Revenue earned on our international platform contributed $81.5 million of this increase to total revenue and $78.8 million to CPaaS revenue. Excluding the higher amounts attributable to our international platform, revenue from all of our CPaaS offerings increased from the same period in 2020 led by growth in our voice and messaging offerings of $20.4 million, and phone number services and 911-enabled phone number services of $16.7 million. We believe our revenue results were lowered by approximately $10.0 million in 2021 from lost transaction volume and customer credits due to the previously disclosed DDoS Attack. These increases in usage volume period-over-period, including the negative impact of approximately $10.0 million from lower transaction volume, yielded our dollar-based net retention rate of 110%.
Active CPaaS customer accounts increased 13% to 3,228 as of December 31, 2021, as compared with 2,848 as of December 31, 2020 active accounts as of December 31, 2020.
Other revenue increased by $31.9 million, or 71%, in 2021 primarily due to higher indirect revenue, which increased by $30.6 million due to an increase in messaging surcharges and indirect voice revenue, and $2.7 million due to reoccurring revenue earned from our international platform.
Cost of Revenue and Gross Margin

	Year ended December 31,
	2020	2021	Change

	(Dollars in thousands)
Cost of revenue:
CPaaS cost of revenue	$160,706	$217,403	$56,697	35%
Other cost of revenue	24,546	54,981	30,435	124%
Total cost of revenue	$185,252	$272,384	$87,132	47%
Gross profit	$157,861	$218,523	$60,662	38%
Gross margin:
CPaaS	46%	47%
Other	45%	29%
Total gross margin	46%	45%

Management’s Discussion and Analysis
In 2021, total gross profit increased by $60.7 million, or 38%, compared with the same period in 2020, driven by higher revenue and improved operating leverage offset by unfavorable segment mix, which resulted in total gross margin of 45% for the year ended December 31, 2021 compared with 46% for the year ended December 31, 2020.
As a component of total gross margin, our CPaaS gross margin grew from 46% to 47% for the years ended December 31, 2020 and 2021, respectively. Higher CPaaS gross margins arose from higher revenue, improved operating leverage and product mix. Our higher revenue drove correspondingly higher CPaaS cost of revenue for the year ended December 31, 2021 of $56.7 million, or 35%, compared with the same period in 2020. CPaaS cost of revenue increased due to an increase in network costs of $22.8 million due to both network expansions and amortization expense, partially related to our international platform, voice usage costs of $22.5 million, costs of phone numbers and 911 of $8.7 million, and cost of messaging of $2.7 million from increased cost per message and higher messaging sales volumes.
Excluding depreciation, amortization and stock-based compensation of $20.8 million for the year ended December 31, 2021 and $11.2 million for the year ended December 31, 2020, CPaaS Non-GAAP gross margins increased to 53%, compared with 50% for the year ended December 31, 2020, and total Non-GAAP gross margins were 49% and 49%, respectively, for the years ended December 31, 2020 and 2021. Higher CPaaS Non-GAAP gross margins were driven by revenue growth, improved operating leverage, improved product mix and the inclusion of higher margin sales from our international platform. See “Non-GAAP Financial Measures”, discussed elsewhere in Management’s Discussion and Analysis.
In 2021, other cost of revenue increased by $30.4 million compared with the same period in 2020. This was primarily due to increased indirect revenue and costs related to messaging surcharges, resulting in decreased Other gross margin from 45% to 29%.
Operating Expenses

	Year ended December 31,
	2020	2021	Change

	(Dollars in thousands)
Research and development	$42,059	$55,173	$13,114	31%
Sales and marketing	40,552	51,817	11,265	28%
General and administrative	88,755	113,770	25,015	28%
Total operating expenses	$171,366	$220,760	$49,394	29%

As a percentage of revenue, total operating expenses for the years ended December 31, 2020 and 2021 decreased from 50% to 45%, respectively, as revenue growth exceeded corresponding growth in operating expenditures in 2021.
In 2021, R&D expenses increased by $13.1 million, or 31%, compared with the same period in 2020. This increase was due to increased personnel costs of $10.0 million including the impact of growth in headcount as a result of the Acquisition, and an increase in non-headcount costs of $3.1 million.
In 2021, sales and marketing expenses increased by $11.3 million, or 28%, compared with the same period in 2020, primarily due to an increase in sales personnel costs of $7.8 million, which included the impact of growth in headcount as a result of the Acquisition, and an increase in non-headcount costs of $3.5 million.

Management’s Discussion and Analysis
In 2021, general and administrative expenses increased by $25.0 million, or 28%, compared with the same period in 2020. This increase was primarily due to higher personnel costs of $13.9 million resulting from the impact of growth in headcount as a result of the Acquisition, depreciation and amortization costs of $10.0 million, facilities costs of $3.2 million, and other costs of $2.2 million, offset by a decrease in professional costs of $4.3 million.
Interest Income (Expense), Net
In 2021, interest expense, net of interest income, increased by $15.1 million compared with the same period in 2020, due to a $12.4 million increase in interest expense related to the Convertible Notes and a $2.5 million decrease in interest income from the investment of follow-on equity offering proceeds. See Note 9, “Debt” to the consolidated financial statements, for additional details.
Income Tax Benefit
In 2021, income tax expense decreased by $18.8 million compared with the same period in 2020. The effective tax rate for the year ended December 31, 2021, was 12.3% compared with (51.8)% in the same period in 2020. The increase in our effective tax rate is primarily due to a change in the valuation allowance related to certain deferred tax assets.
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
In 2020, total gross profit increased by $50.2 million, or 47%, compared to the same period in 2019. Total gross margin was 46% for both years. In 2020, CPaaS cost of revenue increased by $50.4 million, or 46%, compared to the same period in 2019. CPaaS cost of revenue increased due to an increase in voice usage costs of $25.0 million due to growth in minutes used by customers. Cost of messaging increased by $10.3 million due to growth in messages used by customers, including an increase related to political campaigns and increased cost per message. Network costs also increased $13.0 million due to network expansions and depreciation expense. Cost of phone numbers and 911 increased by $2.1 million. COVID-19 and the increased usage resulting from the work at home environment generated increased voice usage costs and network expansions. CPaaS gross margin increased from 44% in 2019 to 46% in 2020. Excluding depreciation and stock-based compensation of $6.8 million in 2019 and $9.7 million in 2020, CPaaS Non-GAAP gross margin was 48% and 50%, respectively, and total Non-GAAP gross margin was 49% for both years
In 2020, other cost of revenue increased by $9.9 million compared to the same period in 2019, primarily due to a $10.8 million increase in cost of indirect revenue related to messaging surcharges offset by a $0.9 million decrease in costs as a result of the expected churn in legacy services.
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

Management’s Discussion and Analysis
In 2020, general and administrative expenses increased by $29.9 million, or 51%, compared to the same period in 2019. This increase was due to $12.7 million in costs which consist of mainly fees for financial and legal services, due diligence services and success fees related to the acquisition of Voxbone, higher personnel costs of $11.9 million due to the impact of growth in headcount as a result of the Acquisition, depreciation and amortization costs of $3.1 million, facilities costs of $1.4 million, bank charges and license costs of $1.1 million, professional costs of $0.6 million, and expensed IT charges of $0.6 million, offset by lower other non-headcount costs of $0.9 million and travel and entertainment expenses of $0.6 million, which contributed to the overall increase in general and administrative expenses.
As a percentage of revenue, total operating expenses for the years ended December 31, 2018, 2019 and 2020 increased from 43% to 53% and 50%, respectively, as operating expenditures growth exceeded corresponding growth in revenue in 2019 and 2020.

Interest Expense, Net
In 2020, interest expense, net increased by $16.1 million compared to the same period in 2019, due to a $0.1 million decrease in interest income from the investment of follow-on equity offering proceeds and a $16.2 million increase in interest expense related to the Convertible Notes. See Note 9, “Debt” to the consolidated financial statements, for additional details.
Income Tax Provision
In 2020, income tax benefit decreased by $32.7 million compared to the same period in 2019 The effective tax rate for the twelve months ended December 31, 2020 was (51.8)% compared to 116.4% in the same period in 2019. The decrease in our effective tax rate is primarily due to the change in judgment related to the realizability of certain deferred tax assets and the resulting valuation allowance.

Liquidity and Capital Resources
Our liquidity for the year ended December 31, 2021 was provided by positive free cash flow, derived from our cash flow from operations of $40.8 million less expenditures for capital equipment. In the last three years, we have also supplemented our liquidity with proceeds from our issuance of the Convertible Notes in February 2020 and March 2021, respectively. We used a majority of the proceeds from the issuance of our 2026 Convertible Notes to consummate the Acquisition. We believe that our cash and cash equivalents balances and the cash flows generated by our operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our belief may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors.” We may be required to seek additional equity or debt financing in order to meet these future capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.

Management’s Discussion and Analysis
Our principal future commitments consist of (i) an aggregate of $650.0 million in Convertible Notes (see Note 9, “Debt” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for a discussion of our 2026 Convertible Notes and our 2028 Convertible Notes), (ii) a $495.7 million non-cancelable lease for our future office headquarters, which is anticipated to commence in May of 2023 (the “Headquarters Lease”), (iii) a $3.6 million non-cancelable lease for our London office, (iv) $18.1 million in non-cancelable purchase obligations and future minimum payments under contracts to various service providers, and (v) $15.8 million in future minimum rent payments for our current office space. The initial base rent for the Headquarters Lease will be $38.79 per square foot, or approximately $20.7 million per annum, and will increase by 1.85% on each anniversary of the commencement date. In addition, we are required to deposit an amount equal to the final “Cost of the Work” (as defined in the lease agreement) minus the amount of allowance for certain tenant improvements (the “Excess Costs”) with USEF Edwards Mill Owner, LLC and Chicago Title Insurance Company when such amount has been determined. The final calculation of Excess Costs for the Headquarters Lease is expected to be approximately $12.6 million to occur in March 2022. See Note 13, “Commitments and Contingencies” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for future lease commitments.
Statement of Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
	2019	2020	2021

	(In thousands)
Net cash (used in) provided by operating activities	$(1,253)	$4,518	$40,803
Net cash (used in) provided by investing activities	(7,653)	(455,085)	2,833
Net cash provided by financing activities	152,418	346,891	207,027
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9)	109	189
Net increase (decrease) in cash, cash equivalents, and restricted cash	$143,503	$(103,567)	$250,852

Cash Flows from Operating Activities
In 2021, net cash provided by operating activities was $40.8 million, consisting of net loss of $27.4 million adjusted for non-cash items of $76.2 million, and offset by cash used by changes in operating assets and liabilities of $8.0 million.
Cash used in operating assets and liabilities included an increase in accounts receivable of $6.7 million, a decrease in operating right-of-use liability of $6.2 million, and an increase in prepaid expenses and other assets of $6.8 million. Offsetting these cash use items in assets and liabilities was an increase in accrued expenses and other liabilities of $9.7 million, and an increase in accounts payable of $2.0 million.
The non-cash items included depreciation and amortization expense of $36.7 million, amortization of debt discount and issuance costs of $26.8 million, stock-based compensation expenses of $14.5 million, right-of-use asset amortization of $5.7 million, and loss on disposal of property and equipment of $0.8 million, offset by a deferred tax benefit of $8.3 million.
In 2020, net cash provided by operating activities was $4.5 million, consisting of net loss of $44.0 million adjusted for non-cash items of $61.8 million and offset by cash used by changes in operating assets and liabilities of $13.3 million.
Cash generated in operating assets and liabilities included an increase in accrued expenses and other liabilities of $14.4 million, and an increase in accounts payable of $0.3 million. Offsetting these cash generating

Management’s Discussion and Analysis
items in assets and liabilities were an increase in accounts receivable of $18.8 million, a decrease in operating right-of-use liability of $5.3 million, and an increase in prepaid expenses and other assets of $3.8 million.
The non-cash items included depreciation and amortization expense of $16.8 million, amortization of debt discount and issuance costs of $15.6 million, deferred tax expense of $14.3 million, stock-based compensation expenses of $9.9 million, right-of-use asset amortization of $4.8 million, and loss on disposal of property and equipment of $0.3 million.
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
Cash Flows from Investing Activities
In 2021, net cash provided by investing activities was $2.8 million. Cash provided by investing activities included proceeds from sales and maturities of other investments of $40.0 million, proceeds from the sale of land of $17.5 million, offset by the purchase of land of $30.0 million, purchase of property and equipment of $20.7 million and capitalized internally developed software costs of $3.9 million.
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
Cash Flows from Financing Activities
In 2021, net cash provided by financing activities was $207.0 million consisting primarily of $250.0 million in proceeds from the issuance of the 2028 Convertible Notes and $0.9 million in proceeds from the issuance of stock options, partially offset by $25.5 million in the purchase of the 2028 Capped Calls, $7.5 million in payments of debt issuance cost, $6.7 million in payment of holdback proceeds to former Voxbone shareholders, $4.0 million in value of equity awards withheld for tax liabilities, and $0.2 million in payments on finance leases.
In 2020, cash provided by financing activities was $346.9 million consisting primarily of $400.0 million in proceeds from the issuance of the Convertible Notes and $4.1 million in proceeds from the issuance of stock options, partially offset by $43.3 million in the purchase of the 2026 Capped Calls, $12.0 million in payments of debt issuance cost, and $1.9 million in value of equity awards withheld for tax liabilities.
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

Management’s Discussion and Analysis
Debt
On May 25, 2021, we terminated the Credit and Security Agreement, dated as of November 4, 2016, as amended and restated as of March 1, 2019, among the Company, KeyBank National Association, and KeyBanc Capital Markets Inc. (the “Credit Agreement”). The Credit Agreement provided for a secured $25.0 million revolving credit facility. As of May 25, 2021, no borrowings were outstanding under the Credit Agreement. As of December 31, 2021, we had no outstanding unamortized loan fees for the Credit Agreement.
On March 16, 2021, we issued $250.0 million aggregate principal amount of the 2028 Convertible Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The interest on the 2028 Convertible Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021. The 2028 Convertible Notes may bear special interest under specified circumstances relating to our failure to comply with our reporting obligations under the indenture governing the 2028 Convertible Notes (the “2028 Indenture”) or if the 2028 Convertible Notes are not freely tradeable as required by the 2028 Indenture. The 2028 Convertible Notes will mature on April 1, 2028, unless earlier repurchased, redeemed by us, or converted pursuant to their terms. The total net proceeds from the 2028 Convertible Notes, after deducting initial purchaser discounts, costs related to the 2028 Capped Calls, and debt issuance costs, paid or payable by us, were approximately $217.0 million.
On February 28, 2020, we issued $400.0 million aggregate principal amount of the Convertible Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act, including $50.0 million aggregate principal amount of such Convertible Notes pursuant to the exercise in full of the initial purchasers’ over-allotment option. The interest on the Convertible Notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2020. The 2026 Convertible Notes may bear special interest under specified circumstances relating to our failure to comply with our reporting obligations under the indenture governing the 2026 Convertible Notes (the “2026 Indenture”) or if the 2026 Convertible Notes are not freely tradeable as required by the 2026 Indenture. The 2026 Convertible Notes will mature on March 1, 2026, unless earlier repurchased, redeemed by us, or converted pursuant to their terms. The total net proceeds from the Convertible Notes, after deducting initial purchaser discounts, costs related to the Capped Calls, and debt issuance costs, paid or payable by us, were approximately $344.7 million.

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
Non-GAAP Gross Profit and Non-GAAP Gross Margin
GAAP defines gross profit as revenue less cost of revenue. Cost of revenue includes all expenses associated with our various service offerings as more fully described under the caption “Key Components of Statements of Operations-Cost of Revenue and Gross Margin.” We define Non-GAAP gross profit as gross profit after adding back the following items:
•depreciation and amortization;
•amortization of acquired intangible assets related to acquisitions; and

Management’s Discussion and Analysis
•stock-based compensation.
We calculate Non-GAAP gross margin by dividing Non-GAAP gross profit by revenue, expressed as a percentage of revenue.
In our calculation of Non-GAAP gross profit and Non-GAAP gross margin, we eliminate the impact of depreciation and amortization, amortization of acquired intangible assets related to acquisitions, and stock-based compensation, all non-cash items, because we do not consider them indicative of our core operating performance. The exclusion of these items facilitates comparisons of our operating performance on a period-to-period basis. Management uses Non-GAAP gross profit and Non-GAAP gross margin to evaluate operating performance and to determine resource allocation among our various service offerings. We believe Non-GAAP gross profit and Non-GAAP gross margin provide useful information to investors and others to understand and evaluate our operating results in the same manner as our management and board of directors and allows for better comparison of financial results among our competitors. Non-GAAP gross profit and Non-GAAP gross margin may not be comparable to similarly titled measures of other companies because other companies may not calculate Non-GAAP gross profit and Non-GAAP gross margin or similarly titled measures in the same manner we do.
Consolidated

	Year ended December 31,
	2019	2020	2021

	(In thousands)
Consolidated Gross Profit	$107,635	$157,861	$218,523
Consolidated Gross Profit Margin %	46%	46%	45%
Depreciation	6,583	9,536	12,051
Amortization of acquired intangible assets	—	1,445	8,543
Stock-based compensation	211	208	252
Non-GAAP Gross Profit	$114,429	$169,050	$239,369
Non-GAAP Gross Margin %	49%	49%	49%

By Segment
CPaaS

	Year ended December 31,
	2019	2020	2021

	(In thousands)
CPaaS Gross Profit	$87,601	$137,384	$196,545
CPaaS Gross Profit Margin %	44%	46%	47%
Depreciation	6,583	9,536	12,051
Amortization of acquired intangible assets	—	1,445	8,543
Stock-based compensation	211	208	252
Non-GAAP CPaaS Gross Profit	$94,395	$148,573	$217,391
Non-GAAP CPaaS Gross Margin %	48%	50%	53%
Other
There are no Non-GAAP adjustments to gross profit for the Other segment.

Management’s Discussion and Analysis
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
•net cost associated with early lease terminations and leases without economic benefit
•estimated tax impact of above adjustments;
•income tax benefit resulting from excess tax benefits associated with the exercise of stock options, vesting of restricted stock units and equity compensation; and
•expense resulting from recording the valuation allowance on our deferred tax assets.
We calculate Non-GAAP basic and diluted shares by adding the weighted average of outstanding Series A redeemable convertible preferred stock, if any, to the weighted average number of outstanding basic and diluted shares, respectively. The tax-effect of Non-GAAP adjustments is determined using a blended rate of statutory tax rates in the jurisdictions where we have tax filings. When we have a valuation allowance recorded and no tax benefits will be recognized, the rate is considered to be zero.
We believe Non-GAAP net (loss) income is a meaningful measure because by removing certain non-cash and other expenses, we are able to evaluate our operating results in a manner we believe is more indicative of the current period’s performance. We believe the use of Non-GAAP net (loss) income may be helpful to investors because it provides consistency and comparability with past financial performance, facilitates period-to-period comparisons of results of operations and assists in comparisons with other companies, many of which may use similar Non-GAAP financial information to supplement their GAAP results.

Management’s Discussion and Analysis

	Year ended December 31,
	2019	2020	2021

	(In thousands)
Net income (loss)	$2,494	$(43,977)	$(27,362)
Stock-based compensation	6,626	9,881	14,537
Amortization of acquired intangibles	520	3,666	19,119
Amortization of debt discount and issuance costs for convertible debt	—	15,565	26,672
Acquisition-related expenses	—	14,458	—
Loss on disposal of property and equipment	456	334	832
Estimated tax effects of adjustments (1)	(1,914)	(758)	(15,036)
Valuation allowance (2)	—	15,024	9,552
Income tax benefit of equity compensation	(13,484)	—	(2,603)
Non-GAAP net (loss) income	$(5,302)	$14,193	$25,711

Net income (loss) per share, basic and diluted
Basic	$0.11	$(1.83)	$(1.09)
Diluted	$0.10	$(1.83)	$(1.09)

Non-GAAP net (loss) income per Non-GAAP share
Basic	$(0.23)	$0.59	$1.02
Diluted	$(0.23)	$0.55	$0.97

Non-GAAP weighted average number of shares outstanding
Non-GAAP basic shares	22,640,461	24,092,574	25,090,916
Convertible debt conversion	—	1,022,941	987,149
Stock options issued and outstanding	—	443,738	180,318
Nonvested RSUs outstanding	—	352,854	197,538
Non-GAAP diluted shares	22,640,461	25,912,107	26,455,921
________________________
(1) The Non-GAAP tax-effect adjustments are calculated based on statutory tax rates in the jurisdictions where we have has tax filings. When we have a valuation allowance recorded and no tax benefits will be recognized, the rate in that jurisdiction is considered to be zero. The rate was 25.2%, 1.8%, 13.2% for the years ended December 31, 2019, 2020 and 2021, respectively.
(2) The Company recognized a tax expense of $0.0 million, $15.0 million, and $9.6 million to record a valuation allowance on U.S. deferred tax assets in the years ended December 31, 2019, 2020 and 2021, respectively.

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
•loss (gain) on disposal of property and equipment, if any; and
•net cost associated with early lease terminations and leases without economic benefit
Adjusted EBITDA is a key measure used by management to understand and evaluate our core operating performance and trends, to generate future operating plans and to make strategic decisions regarding the allocation of capital. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis.

	Year ended December 31,
	2019	2020	2021

	(In thousands)
Net income (loss)	$2,494	$(43,977)	$(27,362)
Income tax (benefit) provision (1)	(17,718)	15,005	(3,833)
Interest (income) expense, net	(2,446)	13,672	28,784
Depreciation	9,018	13,137	17,523
Amortization	520	3,666	19,119
Acquisition-related expenses	—	14,458	—
Stock-based compensation	6,626	9,881	14,537
Loss on disposal of property and equipment	456	334	832
Adjusted EBITDA	$(1,050)	$26,176	$49,600
________________________
(1) Includes $0.0 million, $15.0 million, and $9.6 million of tax expense to record a valuation allowance on U.S. deferred tax assets for the years ended December 31, 2019, 2020 and 2021, respectively.
Free Cash Flow
Free cash flow represents net cash provided by or used in operating activities less net cash used in the acquisition of property and equipment and capitalized development costs of software for internal use. We believe free cash flow is a useful indicator of liquidity and provides information to management and investors about the amount of cash generated from our core operations that can be used to invest in our business. Free cash flow has certain limitations because it does not represent the total increase or decrease in the cash balance for the period, it does not take into consideration investment in long-term securities, nor does it represent residual cash flows available for discretionary expenditures. Therefore, it is important to evaluate free cash flow along with our consolidated statements of cash flows.

	Year ended December 31,
	2019	2020	2021

	(In thousands)
Net cash (used in) provided by operating activities	$(1,253)	$4,518	$40,803
Net cash used in investing in capital assets (1) (2)	(25,759)	(14,592)	(37,167)
Free cash flow	$(27,012)	$(10,074)	$3,636
________________________
(1) Represents the acquisition cost of property, equipment and capitalized development costs for software for internal use.

Management’s Discussion and Analysis
(2) Includes the net cash used from the purchase of land of $(30.0) million offset by the proceeds from sale of land of $17.5 million from investing activities of the consolidated statement of cash flows for the year ended December 31, 2021.

Critical Accounting Policies and Significant Judgments and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions, and any such differences may be material.
We believe the accounting policies discussed below are critical to the process of making significant judgments and estimates in the preparation of our financial statements, and to understanding our historical and future performance.
Revenue Recognition and Deferred Revenue
We generate revenue primarily from the sale of communications services to enterprise customers. Revenue recognition commences upon transfer of control of promised goods or services to customers in an amount that we expect to receive in exchange for those goods or services.
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
We enter into arrangements with customers that are typically 2 to 3 years in length with an auto-renewal feature. When required as part of providing service, revenues and associated expenses related to nonrefundable, upfront service activation and setup fees are deferred and recognized over the longer of the associated service contract period or estimated period of benefit.
Our arrangements do not contain general rights of return or provide customers with the right to take possession of the software supporting the applications. Amounts that have been invoiced are recorded in accounts receivable and in revenue or deferred revenue depending on whether the revenue recognition criteria have been met.
We maintain a reserve for sales credits. Credits are accounted for as variable consideration and are estimated based on several inputs including historical experience, contractual obligations and current trends of credit issuances. Adjustments to the reserve are recorded against revenue.
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

Management’s Discussion and Analysis
assumed. The measurement period ends once all information is obtained, but no later than one year from the acquisition date.
Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of the aggregate fair value of consideration transferred in a business combination, over the fair value of assets acquired, net of liabilities assumed. Goodwill is not amortized, but is subject to an annual impairment test. We test goodwill for impairment annually on December 31 of each calendar year or more frequently if events or changes in business circumstances indicate the asset might be impaired. Goodwill is tested for impairment at the reporting unit level. In evaluating the recoverability of goodwill, we perform a qualitative analysis to determine whether events and circumstances exist that indicate that it is more likely than not that goodwill is impaired. The qualitative factors we consider include but are not limited to, macroeconomic conditions, industry and market conditions, company-specific events and changes in circumstances. We completed our annual goodwill impairment analysis in each of the years ended December 31, 2019, 2020 and 2021 and no impairment charges were recorded. As of December 31, 2021 goodwill was $344.4 million which has been assigned to the CPaaS segment.
Long-Lived Assets
Long-lived assets, including intangible assets with definite lives, are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise.
We evaluate the recoverability of our long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of long-lived assets are measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. As of December 31, 2021, intangible assets, net of accumulated amortization, were $211.2 million, which consists primarily of client relationships, client contracts and developed technology. No indicators of impairment were identified for the years ended December 31, 2019, 2020 and 2021.
Internal-Use Software Development Costs
Internal-use software includes software that has been acquired, internally developed, or modified exclusively to meet the Company's needs. We capitalize qualifying internal-use software development costs that are incurred during the application development stage. Capitalization of costs begins when two criteria are met: (i) the preliminary project stage is completed and (ii) it is probable that the software will be completed and used for its intended function. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all significant testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality and expense costs incurred for maintenance and minor upgrades and enhancements. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred. As of December 31, 2021, software development costs, net of accumulated amortization, were $7.5 million.
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

Management’s Discussion and Analysis
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
Other Contingencies
We are subject to legal proceedings and litigation arising in the ordinary course of business. Periodically, we evaluate the status of each legal matter and assess our potential financial exposure. If the potential loss from any legal proceeding or litigation is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is involved in the determination of the probability of a loss and whether the amount of the loss is reasonably estimable. The outcome of any proceeding is not determinable in advance. As a result, the assessment of a potential liability and the amount of any accruals recorded are based only on the information available to us at the time. As additional information becomes available, we reassess the potential liability related to the legal proceeding or litigation, and may revise our estimates. Any revisions could have a material effect on our results of operations.
We conduct operations in many tax jurisdictions throughout the United States and globally. In many of these jurisdictions, non-income-based taxes and fees, such as sales and use taxes, Value Added Taxes (“VAT”), telecommunications taxes, and regulatory fees including those associated with (or potentially associated with) VoIP telephony services or 911 services, are assessed or may be assessed on our operations. We are subject to indirect taxes, and may be subject to certain other taxes and surcharges in some of these jurisdictions. We generally bill and collect from our customers these taxes and surcharges. We record a liability for tax collected from customers but not yet paid to the appropriate jurisdiction. In addition, we record a provision for non-income based taxes and fees in jurisdictions where it is both probable that liability has been incurred and the amount of the exposure can be reasonably estimated. As a result, we have recorded a liability of $5.4 million, $9.1 million and $11.0 million as of December 31, 2019, 2020 and 2021, respectively, included in accrued expenses and other current liabilities. These estimates are based on several key assumptions, including the taxability of our services, the jurisdictions in which we believe we have nexus and the sourcing of revenue to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, our actual exposure could differ materially from our current estimates.

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
Interest Rate Risk
Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents of $331.5 million as of December 31, 2021, which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of interest bearing checking and direct deposit accounts, and money market accounts.
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
Foreign Currency Risk
The functional currencies of our foreign subsidiaries are the respective local currencies of the jurisdictions in which they operate, which are primarily the Euro and the British Pound. Approximately 12% of our total revenue for the year ended December 31, 2021 was generated outside the United States. The majority of our revenues and operating expenses are denominated in U.S. dollars, and therefore are not currently subject to significant foreign currency risk. Our subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the year. If there is a change in foreign currency exchange rates, the conversion of our foreign subsidiaries’ financial statements into U.S. dollars would result in a realized gain or loss, which is recorded in other expense, net in our consolidated statements of operations. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currencies result in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decrease if the U.S. dollar strengthens against foreign currencies.
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

Item 8. Financial Statements and Supplementary Data

BANDWIDTH INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Bandwidth Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bandwidth Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2022 expressed an unqualified opinion thereon.
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

We have served as the Company’s auditor since 2012.
/s/ Ernst & Young LLP
Raleigh, North Carolina
February 25, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Bandwidth Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Bandwidth Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Bandwidth Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 25, 2022 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Raleigh, North Carolina
February 25, 2022

BANDWIDTH INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	As of December 31,
	2020	2021
Assets
Current assets:
Cash and cash equivalents	$72,163	$331,453
Restricted cash	9,274	836
Other investments	40,000	—
Accounts receivable, net of allowance for doubtful accounts	55,243	61,572
Deferred costs	2,411	3,204
Prepaid expenses and other current assets	14,508	15,820
Total current assets	193,599	412,885
Property, plant and equipment, net	51,645	69,604
Operating right-of-use asset, net	19,491	14,061
Intangible assets, net	248,055	211,217
Deferred costs, non-current	3,604	4,676
Other long-term assets	1,975	8,673
Goodwill	372,239	344,423
Total assets	$890,608	$1,065,539
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,665	$9,142
Accrued expenses and other current liabilities	63,065	65,921
Current portion of deferred revenue	6,515	6,248
Advanced billings	5,429	6,380
Operating lease liability, current	5,515	5,807
Total current liabilities	92,189	93,498
Other liabilities	1,707	6,018
Operating lease liability, net of current portion	17,202	10,958
Deferred revenue, net of current portion	6,386	7,634
Deferred tax liability	61,005	48,396
Convertible senior notes	282,196	486,440
Total liabilities	460,685	652,944
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued	—	—
Class A voting common stock; $0.001 par value; 100,000,000 shares authorized as of December 31, 2020 and 2021; 22,413,004 and 23,177,988 shares issued and outstanding as of December 31, 2020 and 2021, respectively	22	23
Class B voting common stock, $0.001 par value; 20,000,000 shares authorized as of December 31, 2020 and 2021; 2,496,125 and 1,965,170 shares issued and outstanding as of December 31, 2020 and 2021, respectively	2	2
Additional paid-in capital	451,463	502,477
Accumulated deficit	(49,505)	(76,867)
Accumulated other comprehensive income (loss)	27,941	(13,040)
Total stockholders’ equity	429,923	412,595
Total liabilities and stockholders’ equity	$890,608	$1,065,539
See accompanying notes.

BANDWIDTH INC.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year ended December 31,
	2019	2020	2021

Revenue:
CPaaS revenue	$197,944	$298,090	$413,948
Other revenue	34,650	45,023	76,959
Total revenue	232,594	343,113	490,907
Cost of revenue:
CPaaS cost of revenue	110,343	160,706	217,403
Other cost of revenue	14,616	24,546	54,981
Total cost of revenue	124,959	185,252	272,384

Gross profit	107,635	157,861	218,523
Operating expenses:
Research and development	31,461	42,059	55,173
Sales and marketing	35,020	40,552	51,817
General and administrative	58,847	88,755	113,770
Total operating expenses	125,328	171,366	220,760

Operating loss	(17,693)	(13,505)	(2,237)
Other income (expense), net:
Interest income (expense), net	2,446	(13,672)	(28,784)
Other income (expense), net	23	(1,795)	(174)
Total other income (expense), net	2,469	(15,467)	(28,958)

Loss before income taxes	(15,224)	(28,972)	(31,195)
Income tax benefit (provision)	17,718	(15,005)	3,833
Net income (loss)	$2,494	$(43,977)	$(27,362)
Earnings per share:
Net income (loss) per share:
Basic	$0.11	$(1.83)	$(1.09)
Diluted	$0.10	$(1.83)	$(1.09)

Weighted average number of common shares outstanding:
Basic	22,640,461	24,092,574	25,090,916
Diluted	23,923,777	24,092,574	25,090,916
See accompanying notes.

BANDWIDTH INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year ended December 31,
	2019	2020	2021
Net income (loss)	$2,494	$(43,977)	$(27,362)
Other comprehensive income (loss)
Unrealized gain on marketable securities, net	1	—	—
Foreign currency translation, net of income taxes	41	27,900	(41,150)
Unrealized gain on employee benefit plan, net of income taxes	—	—	169
Total other comprehensive income (loss)	42	27,900	(40,981)
Total comprehensive income (loss)	$2,536	$(16,077)	$(68,343)

See accompanying notes.

BANDWIDTH INC.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)

	Class A voting common stock		Class B voting common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2018	12,912,747	$13	6,510,732	$6	$116,600	$(1)	$(7,848)	$108,770
Issuance of common stock in connection with follow on public offering, net of underwriting discounts	2,875,000	3	—	—	147,388	—	—	147,391
Costs in connection with public offering	—	—	—	—	(834)	—	—	(834)
Exercises of vested stock options	1,075,482	1	—	—	7,356	—	—	7,357
Vesting of restricted stock units	163,944	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(26,026)	—	—	—	(1,583)	—	—	(1,583)
Conversion of Class B voting common stock to Class A voting common stock	1,583,331	2	(1,583,331)	(1)	—	—	—	1
Adjustment to opening retained earnings due to adoption of ASC 606	—	—	—	—	—	—	(174)	(174)
Unrealized gain on marketable securities	—	—	—	—	—	1	—	1
Foreign currency translation	—	—	—	—	—	41	—	41
Stock based compensation	—	—	—	—	6,626	—	—	6,626
Net income	—	—	—	—	—	—	2,494	2,494
Balance at December 31, 2019	18,584,478	19	4,927,401	5	275,553	41	(5,528)	270,090
Issuance of debt conversion option	—	—	—	—	104,553	—	—	104,553
Debt conversion option issuance costs, net of tax	—	—	—	—	(3,742)	—	—	(3,742)
Capped call option purchase price	—	—	—	—	(43,320)	—	—	(43,320)
Exercises of vested stock options	593,084	1	—	—	4,075	—	—	4,076
Vesting of restricted stock units	161,067	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(20,295)	—	—	—	(1,916)	—	—	(1,916)
Conversion of Class B voting common stock to Class A voting common stock	2,431,276	1	(2,431,276)	(3)	—	—	—	(2)
Equity consideration for Voxbone acquisition	663,394	1	—	—	106,379	—	—	106,380
Foreign currency translation	—	—	—	—	—	27,900	—	27,900
Stock based compensation	—	—	—	—	9,881	—	—	9,881
Net loss	—	—	—	—	—	—	(43,977)	(43,977)
Balance at December 31, 2020	22,413,004	22	2,496,125	2	451,463	27,941	(49,505)	429,923
Issuance of debt conversion option	—	—	—	—	66,908	—	—	66,908
Debt conversion option issuance costs, net of tax	—	—	—	—	(2,019)	—	—	(2,019)
Capped call option purchase price	—	—	—	—	(25,500)	—	—	(25,500)
Exercises of vested stock options	73,985	—	—	—	923	—	—	923
Vesting of restricted stock units	186,502	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(26,458)	—	—	—	(3,835)	—	—	(3,835)
Conversion of Class B voting common stock to Class A voting common stock	530,955	1	(530,955)	—	—	—	—	1

BANDWIDTH INC.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)

	Class A voting common stock		Class B voting common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount

Foreign currency translation	—	—	—	—	—	(41,150)	—	(41,150)
Unrealized gain on employee benefit pension plan	—	—	—	—	—	169	—	169
Stock based compensation	—	—	—	—	14,537	—	—	14,537
Net loss	—	—	—	—	—	—	(27,362)	(27,362)
Balance at December 31, 2021	23,177,988	$23	1,965,170	$2	$502,477	$(13,040)	$(76,867)	$412,595
See accompanying notes.

BANDWIDTH INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2019	2020	2021
Cash flows from operating activities
Net income (loss)	$2,494	$(43,977)	$(27,362)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	9,538	16,803	36,642
Right-of-use asset amortization	4,269	4,812	5,722
Accretion of bond discount	(700)	—	—
Gain on sale of marketable securities	(4)	—	—
Amortization of debt discount and issuance costs	177	15,647	26,754
Stock-based compensation	6,626	9,881	14,537
Deferred taxes	(17,502)	14,266	(8,318)
Loss on disposal of property and equipment	456	334	832
Changes in operating assets and liabilities:
Accounts receivable	(6,178)	(18,832)	(6,711)
Prepaid expenses and other assets	(4,245)	(3,823)	(6,751)
Accounts payable	1,145	315	1,992
Accrued expenses and other liabilities	6,028	14,393	9,693
Operating right-of-use liability	(3,357)	(5,301)	(6,227)
Net cash (used in) provided by operating activities	(1,253)	4,518	40,803
Cash flows from investing activities
Purchase of property and equipment	(22,215)	(12,273)	(20,686)
Capitalized software development costs	(3,544)	(2,319)	(3,926)
Purchase of land	—	—	(30,017)
Proceeds from sale of land	—	—	17,462
Purchase of marketable securities	(68,361)	—	—
Proceeds from sales and maturities of marketable securities	86,467	—	—
Purchase of other investments	—	(230,780)	—
Proceeds from sales and maturities of other investments	—	190,780	40,000
Acquisition, net of cash acquired	—	(400,493)	—
Net cash (used in) provided by investing activities	(7,653)	(455,085)	2,833
Cash flows from financing activities
Payments on finance leases	—	(28)	(212)
Proceeds from the follow-on public offering, net of underwriting discounts	147,391	—	—
Payment of costs related to the follow-on public offering	(757)	—	—
Proceeds from issuance of convertible senior notes	—	400,000	250,000
Purchase of capped call	—	(43,320)	(25,500)
Payment of Acquisition holdback	—	—	(6,689)
Payment of debt issuance costs	(167)	(11,990)	(7,544)
Proceeds from exercises of stock options	7,357	4,073	926
Value of equity awards withheld for tax liabilities	(1,406)	(1,844)	(3,954)
Net cash provided by financing activities	152,418	346,891	207,027
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9)	109	189
Net increase (decrease) in cash, cash equivalents, and restricted cash	143,503	(103,567)	250,852
Cash, cash equivalents, and restricted cash, beginning of period	41,501	185,004	81,437
Cash, cash equivalents, and restricted cash, end of period	$185,004	$81,437	$332,289

BANDWIDTH INC.
Consolidated Statements of Cash Flows
(In thousands)

Supplemental disclosure of cash flow information
Cash paid for interest	$341	$579	$1,476
Cash (refunded) paid for taxes	$(178)	$454	$1,999
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,528	$3,105	$526
Property and equipment obtained in exchange for new finance lease liabilities	$—	$462	$—

Supplemental disclosure of noncash investing and financing activities
Purchase of property and equipment, accrued but not paid	$1,375	$6,043	$3,760
Lease incentive	$—	$—	$4,677
Value of common stock issued in acquisition	$—	$106,379	$—
Acquisition holdback	$—	$8,595	$—
Equity awards withheld for tax liabilities, accrued but not paid	$177	$247	$127
Acquisition of equipment through finance leases	$—	$113	$160
See accompanying notes.

BANDWIDTH INC.
Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements (continued)

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
The majority of the Company’s revenue is generated from usage-based fees earned from customers accessing the Company’s communications platform. Access to the Company’s communication platform is considered a series of distinct services, with continuous transfer of control to the customer, comprising one performance obligation and usage-based fees are recognized in revenue in the period the traffic traverses the Company’s network. For the years ended December 31, 2019, 2020 and 2021 the revenue from usage-based fees represented $131.6 million, $219.8 million and $319.0 million of CPaaS revenue, respectively, and $29.0 million, $40.8 million and $73.5 million of Other revenue, respectively.
Revenue from service fees is recognized on a ratable basis as the service is provided, which is typically one month. For the years ended December 31, 2019, 2020 and 2021 the revenue from service fees represented $61.2 million, $72.3 million and $87.6 million of CPaaS revenue, respectively, and $5.6 million, $4.2 million and $3.5 million of Other revenue, respectively.
The remaining $5.1 million, $6.0 million and $7.3 million of CPaaS revenue for the years ended December 31, 2019, 2020 and 2021, respectively, are generated from other miscellaneous services.
Infrequently, Bandwidth’s contracts with customers may include multiple performance obligations. For such arrangements, revenues are allocated to each performance obligation based on its relative standalone selling price. Generally, standalone selling prices are determined based on the prices charged to similar customers for similar services.

Notes to Consolidated Financial Statements (continued)

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
Contract Assets and Liabilities
The following table provides information about receivables and contract liabilities from contracts with customers:

	As of December 31,
	2020	2021

	(In thousands)
Receivables (1)	$55,243	$61,572
Contract liabilities (2)	12,901	13,882
________________________
(1) Included in accounts receivable, net of allowance for doubtful accounts on the consolidated balance sheet.
(2) Included in current portion of deferred revenue and deferred revenue, net of current portion on the consolidated balance sheet.
Deferred revenue is recorded when cash payments are received in advance of future usage on contracts. Revenue is typically recognized in the following month when service is rendered or, in the case of nonrefundable upfront fees, over the estimated period of benefit from the date the fee is incurred by the customer. Customer refundable payments are recorded as advanced billings. During the year ended December 31, 2021, the Company recognized revenue of $5.7 million related to contract liabilities recorded at the beginning of the year. The Company expects to recognize $6.2 million in revenue over the next 12 months related to its contract liabilities as of December 31, 2021.
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

Notes to Consolidated Financial Statements (continued)

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

Restricted Cash
Restricted cash consists primarily of employee withholding tax liability and employee benefits contributions not yet remitted. The Company has classified this asset as a short-term asset in order to match the expected period of restriction.
Accounts Receivable and Current Expected Credit Losses
Accounts receivable are stated at realizable value, net of allowances, which includes an allowance for doubtful accounts and a reserve for expected credit losses. The allowance for doubtful accounts is based on management’s assessment of the collectability of its customer accounts. The Company regularly reviews the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, current economic trends, and reasonable and supportable forecasts about the future. Relevant risk

Notes to Consolidated Financial Statements (continued)

characteristics include customer size and historical loss patterns. Management has evaluated the expected credit losses related to trade accounts receivable and determined that allowances of approximately $1.2 million and $1.7 million for uncollectible accounts and customer balances that are disputed were required as of December 31, 2020 and December 31, 2021, respectively. Refer to Note 5, “Financial Statement Components” to these consolidated financial statements, for a rollforward of the components of the allowances as of December 31, 2020 and December 31, 2021.
The Company includes unbilled receivables in its accounts receivable balance. Generally, these receivables represent earned revenue from services provided to customers, which will be billed in the next billing cycle. All amounts are considered collectible and billable. As of December 31, 2020 and December 31, 2021, unbilled receivables were $27.7 million and $31.8 million, respectively.
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
With regard to customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As of December 31, 2020 and December 31, 2021, one individual customer represented approximately 11% and 10%, respectively, of the Company’s accounts receivable, net of allowance for doubtful accounts.
For the years ended December 31, 2019, 2020 and 2021, no individual customer represented more than 10% of the Company’s revenue.
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

Notes to Consolidated Financial Statements (continued)

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
Debt Issuance Costs
The Company incurs debt issuance costs associated with obtaining and entering into credit agreements and issuing convertible notes. These costs customarily include non-refundable structuring fees, commitment fees, up-front fees and syndication expenses. The Company has a policy of deferring and amortizing these costs based on the effective interest method over the term of the credit agreements or the convertible notes, as applicable.
Amortization of Intangibles
Intangible assets determinable economic lives are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful life of each asset on a straight-line basis. The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors the Company considers when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company's long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset and other economic factors, including competition and specific market conditions. Intangible assets without determinable economic lives are carried at cost, not amortized and reviewed for impairment at least annually. Refer to Note 8, “Goodwill and Intangible Assets” to these consolidated financial statements, for the useful lives of the Company's intangible assets as of December 31, 2020 and December 31, 2021.
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
The Company makes assumptions regarding estimated future cash flows, discount rates, long-term growth rates and market values to determine each reporting unit’s and indefinite-lived intangible asset’s estimated fair value. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge. As of December 31, 2020 and 2021, the Company has recorded goodwill of $372.2 million and $344.4 million, respectively. No goodwill impairment charges were recorded for the years ended December 31, 2019, 2020 and 2021.

Notes to Consolidated Financial Statements (continued)

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
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs totaled $1.5 million, $1.6 million and $1.8 million for the years ended December 31, 2019, 2020 and 2021, respectively, which are included in sales and marketing expenses in the accompanying consolidated statements of operations.
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
The Company has elected to estimate expected forfeitures, and, as such, the Company must also determine a forfeiture rate to calculate the stock-based compensation for awards. Through December 31, 2021, the Company recognized compensation for only the portion of options expected to vest using an estimated forfeiture rate that was derived from historical employee termination behavior. If any of the assumptions used in the Black-Scholes option pricing model change, stock-based compensation for future options may differ materially compared to that associated with previous grants.
Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax

Notes to Consolidated Financial Statements (continued)

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
Diluted net income per share is calculated by giving effect to all potentially dilutive common stock when determining the weighted-average number of common shares outstanding. For purposes of the diluted net income (loss) per share calculation, options to purchase common stock, restricted stock units and redeemable convertible preferred stock are considered to be potential common stock.
Foreign currency translation
The Company has foreign operations with non-USD functional currencies. The Euro and British Pound are the primary functional currencies for the Company’s international operations.
All of the assets and liabilities of these subsidiaries are converted to U.S. dollars at the exchange rate in effect at the balance sheet date, and equity accounts are carried at historical exchange rates. Revenue and expenses are translated at average exchange rates in effect during each reporting period. The net effect of foreign currency translation adjustments is included in shareholder’s equity as a component of “Accumulated other comprehensive loss” line item in the accompanying consolidated balance sheets.
Foreign currency transaction gains and losses are the result of exchange rate changes during the period of time between the consummation and cash settlement of transactions denominated in currencies other than the

Notes to Consolidated Financial Statements (continued)

functional currency. Foreign currency transaction gains and losses are recognized in current period earnings as incurred.
Foreign exchange gains and losses, which result from the process of remeasuring foreign currency transactions into the appropriate functional currency, are included in other income (expense), net in the Company’s consolidated statements of operations. The Company recorded less than $0.1 million in related gains and losses during each of the years ended December 31, 2019, 2020 and 2021.
Fair Value of Financial Instruments
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
Voxbone Acquisition
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
During the year ended December 31, 2021 the Company made measurement period adjustments to reflect facts and circumstances in existence as of October 31, 2020, the effective date of the Share Purchase (the “Effective Date”). The adjustments primarily related to certain state and local tax liabilities as well as an adjustment related to the finalization of the net working capital adjustment which were not reasonably estimable at the Effective Date and

Notes to Consolidated Financial Statements (continued)

consisted of a $1.0 million increase to goodwill and $1.0 million increase to accrued expenses and other current liabilities.
The Company, in accordance with the Share Purchase Agreement (“SPA”), paid the selling stockholders $7.6 million, which included $7.4 million of the amount held in escrow as a holdback amount and $0.2 million in interest earned from the escrow.

4. Fair Value Measurements
The carrying amounts of cash and cash equivalents, other investments, accounts receivable, accounts payable and accrued expenses approximate fair value as of December 31, 2020 and 2021 because of the relatively short duration of these instruments.
The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period.
The following table summarizes the assets measured at fair value as of December 31, 2020 and December 31, 2021:

	Fair value measurements on a recurring basis December 31, 2020
	Level 1	Level 2	Level 3	Total

	(In thousands)
Financial assets:
Cash and cash equivalents:
Money market account	$57,517	$—	$—	$57,517
Other investments:
Time deposits	40,000	—	—	40,000
Total financial assets	$97,517	$—	$—	$97,517

	Fair value measurements on a recurring basis December 31, 2021
	Level 1	Level 2	Level 3	Total

	(In thousands)
Financial assets:
Cash and cash equivalents:
Money market account	$241,157	$—	$—	$241,157
Total financial assets	$241,157	$—	$—	$241,157
As of the years ended December 31, 2020 and 2021, the fair value of the 2026 Convertible Notes, as further described in Note 9, “Debt”, was approximately $716.3 million and $427.1 million, respectively. As of December 31, 2021, the fair value of the 2028 Convertible Notes, as further described in Note 9, “Debt”, was approximately $194.2 million. The fair value was determined based on the closing price for the Convertible Notes on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
As of the years ended December 31, 2020 and 2021, the fair value of the Pension Plan’s assets, as further described in Note 14, “Employee Benefit Plans”, was approximately $2.9 million and $3.0 million, respectively. The fair value was determined by an independent actuary and is considered as Level 2 in the fair value hierarchy.

Notes to Consolidated Financial Statements (continued)

The Company monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2020 and 2021.
The money market account is included in cash and cash equivalents in the consolidated balance sheets as of December 31, 2020 and December 31, 2021.
During the year ended December 31, 2019, there was $69.0 million in maturities of marketable securities. There were no maturities in marketable securities during the years ended December 31, 2020 and 2021, respectively.
There were no sales of marketable securities for the years ended December 31, 2020 and 2021. Proceeds and gross realized gains from sales of marketable securities were $17.5 million and less than $0.1 million, respectively for the year ended December 31, 2019. The cost of the securities sold was based on the specific identification method and the gross realized gain is recorded as other income (expense), net, in the consolidated statements of operations.
Interest earned on marketable securities was less than $0.1 million for the years ended December 31, 2019, 2020 and 2021, respectively, and is recorded within other income (expense), net in the accompanying consolidated statements of operations.

5. Financial Statement Components
Accounts receivable, net of allowances consist of the following:

	As of December 31,
	2020	2021

	(In thousands)
Trade accounts receivable	$26,504	$31,036
Unbilled accounts receivable	27,692	31,786
Allowance for doubtful accounts and reserve for expected credit losses	(1,203)	(1,661)
Other accounts receivable	2,250	411
Total accounts receivable, net	$55,243	$61,572

Components of allowance for doubtful accounts and reserve for expected credit losses are as follows:

	Year ended December 31,
	2020	2021

	(In thousands)
Allowance for doubtful accounts:
Balance, beginning of period	$(769)	$(1,203)
Charged to bad debt expense	(1,322)	(913)
Deductions (1)	888	416
Impact of foreign currency translation	—	39
Balance, end of period	$(1,203)	$(1,661)

________________________

Notes to Consolidated Financial Statements (continued)

(1) Write off of uncollectible accounts after all collection efforts have been exhausted.

Accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2020	2021

	(In thousands)
Accrued expense	$31,549	$31,264
Accrued compensation and benefits	19,534	19,042
Accrued sales, use, VAT and telecommunications related taxes	9,142	11,046
Current portion of finance lease	183	177
Other accrued expenses	2,657	4,392
Total accrued expenses and other current liabilities	$63,065	$65,921

6. Right-of-Use Asset and Lease Liabilities
Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company determines if an arrangement is a lease at inception. ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease expense attributable to lease payments is recognized on a straight-line basis over the lease term and is included in general and administrative expense on the Company’s consolidated statements of operations. Finance leases result in the recognition of depreciation expense, which is recognized on a straight-line basis over the expected life of the leased asset, and interest expense, which is recognized following an effective interest rate method. Depreciation expense attributable to finance leases is included in general and administrative expense on the Company’s consolidated statements of operations. The Company presents the operating leases in long-term assets and current and long-term liabilities in the accompanying consolidated balance sheets. Finance leases are reported in property, plant and equipment, net, accrued expenses and other current liabilities, and other liabilities on the Company’s consolidated balance sheets.
The Company sub-leases approximately 17,073 square feet of office space to a related party, Relay, Inc. (f/k/a Republic Wireless, Inc.) (“Relay”). Future minimum sub-lease receipts required under the non-cancellable lease are as follows:

As of December 31,
2021

(In thousands)
2022	$249
As of December 31, 2021, the Company had various leased properties in the United States and internationally, with remaining lease terms of six months to 5 years, some of which include options to extend the leases for up to 5 years. None of the options to extend the leases are recognized in operating lease ROU assets or lease liabilities. The Company has one lease with an early-termination option, which it does not expect to exercise. The Company has a lease not yet commenced, with a lease term of 20 years and two options to extend the lease by a term of ten years each, up to twenty additional years in total.
The components of lease expense recorded in general and administrative expenses in the consolidated statement of operations were as follows:

Notes to Consolidated Financial Statements (continued)

	Year ended December 31,
	2019	2020	2021

	(In thousands)
Operating lease cost	$5,548	$5,949	$6,818
Finance lease cost:
Depreciation of assets	—	20	218
Interest on lease liabilities	—	2	18
Sublease income (1)	(643)	(384)	(384)
Total net lease cost	$4,905	$5,587	$6,670
________________________
(1) See Note 16, “Related Parties” to these consolidated financial statements, for additional details on sublease income.

During the years ended December 31, 2019, 2020 and 2021, short-term operating lease expense was $0.0 million, $0.2 million and $1.3 million, respectively.

Supplemental balance sheet information related to leases was as follows:

		As of December 31,
Leases	Classification	2020	2021

		(In thousands)
Assets:
Operating lease assets	Operating right-of-use asset, net (1)	$19,491	$14,061
Finance lease assets	Property, plant and equipment, net (2)	464	373
Total leased assets		$19,955	$14,434

Liabilities:
Current
Operating	Operating lease liability, current	$5,515	$5,807
Finance	Accrued expenses and other current liabilities	183	177
Non-current
Operating	Operating lease liability, net of current portion	17,202	10,958
Finance	Other liabilities	282	202
Total lease liabilities		$23,182	$17,144
________________________
(1) Operating lease assets are recorded net of accumulated amortization of $9.1 million and $14.8 million as of December 31, 2020 and December 31, 2021, respectively.
(2) Finance lease assets are recorded net of accumulated depreciation of $0.0 million and $0.2 million as of December 31, 2020 and December 31, 2021, respectively.

Notes to Consolidated Financial Statements (continued)

Supplemental cash flow and other information related to leases was as follows:

	Year ended December 31,
	2019	2020	2021

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,357	$5,301	$6,227
Financing cash flows from finance leases	—	28	212
	$3,357	$5,329	$6,439

Weighted average remaining lease term (in years)
Operating leases	4.35	3.79	2.95
Finance leases	—	2.99	2.44

Weighted average discount rate
Operating leases	4.98%	4.81%	4.78%
Finance leases	—%	4.00%	3.91%

Maturities of lease liabilities were as follows:

	As of December 31, 2021
	Operating Leases	Finance Leases

	(In thousands)
2022	$6,422	$191
2023	6,601	121
2024	2,649	75
2025	1,623	10
2026	692	—
Total lease payments	17,987	397
Less: imputed interest	(1,222)	(18)
Total lease obligations	16,765	379
Less: current obligations	(5,807)	(177)
Long-term lease obligations	$10,958	$202

On June 4, 2021, the Company purchased approximately 40 acres of undeveloped land (the “Property”) in Raleigh, North Carolina, from the State of North Carolina (the “State”). The Company paid $30.0 million for the land. Additionally, as consideration for the Property, the Company agreed to construct, at its expense, a parking lot and related improvements (the “Parking Improvements”) on land owned by the State adjacent to the Property. The estimated cost of construction of the Parking Improvements was $7.8 million. Subsequent to the purchase of the Property, the Company sold a portion of the Property constituting approximately 23.76 acres (the “Conveyed Parcel”) to USEF Edwards Mill Owner, LLC (the “Developer”) for $17.5 million. In addition, the Developer agreed to construct, at its expense, the Parking Improvements in connection with the Company’s purchase of the Property from the State. The Company retained approximately 17.06 acres of the Property, which was recorded at cost and is included in the Company’s consolidated balance sheet as a component property, plant and equipment, net. The

Notes to Consolidated Financial Statements (continued)

Company recorded an asset for the Developer’s obligation to construct the Parking Improvements at the Developer's expense, which is included as a component of prepaid expenses and other current assets in the consolidated balance sheet as of December 31, 2021. A lease incentive of $4.7 million was recognized for the difference between the consideration received from the Developer for the Conveyed Parcel and the cost basis of the Conveyed Parcel and is included as a component of other liabilities on the consolidated balance sheet. On October 1, 2021, the developer delivered the completed parking improvements and the State released the Company from its liability.
On May 27, 2021, the Company entered into a Lease Agreement (the “Lease”) with the Developer for the Conveyed Parcel, together with improvements for office and related infrastructure to be constructed thereon, collectively constituting approximately 534,000 gross square feet (the “Project”). The lease became effective upon closing of the sale of the Conveyed Parcel to the Developer. When construction of the Project is completed, the Company intends to relocate its corporate headquarters to the Project. The lease term will commence upon substantial completion of the final building to be delivered, as evidenced by a certificate of occupancy issued by the City of Raleigh (the “Commencement Date”), and continue for a period of twenty (20) years (the “Initial Term”). It is anticipated that the Commencement Date will occur in May 2023. The Company has the option to renew the Initial Term for two ten-year periods at a rental rate equal to 100% of the then-prevailing market rental rate for comparable buildings in the Raleigh, North Carolina, market. Upon the effective date, the Company deposited $2.5 million with the Developer as security on the lease. The deposit is included in other long-term assets on the Company’s consolidated balance sheet. Additionally, the Company placed $3.0 million in escrow to fund the certain tenant improvements expected to be constructed as part of the development of the Project.
No right-of-use assets or lease liabilities have been recognized in connection with the lease as of December 31, 2021. Future lease payments are included in Note 13, “Commitments and Contingencies”.
Asset Retirement Obligation
The Company has an obligation to return one of its leased properties to its original leased condition. These costs are accrued at the present value of expected cost to settle the obligation using estimated cash flows. The cash flows are discounted at a current pre-tax rate that reflects the risk specific to the retirement liability. The estimated future cost of restoration is reviewed annually and adjusted as appropriate. As of December 31, 2021, asset retirement obligation was $0.2 million included in other liabilities.

Notes to Consolidated Financial Statements (continued)

7. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	As of December 31,
	2020	2021

	(In thousands)
Furniture and fixtures	$2,341	$2,240
Computer and office equipment	4,077	5,419
Telecommunications equipment	60,651	76,963
Leasehold improvements	6,285	6,970
Software	3,901	6,942
Internal-use software development	19,968	22,917
Automobile	502	616
Land	—	17,269
Total cost	97,725	139,336
Less—accumulated depreciation	(46,080)	(69,732)
Total property, plant and equipment, net	$51,645	$69,604
The Company capitalizes the costs to design software for internal use related to the development of its platform during the application development stage of the projects. The costs are primarily comprised of salaries and benefits of the projects’ engineers and product development teams. Internally developed software is reported at cost less accumulated amortization. Amortization begins once the project is substantially complete and ready for its intended use. The Company amortizes the asset on a straight-line basis over the useful life, which is estimated to be 4 years. Costs incurred prior to the application development stage, maintenance activities or minor upgrades are expensed in the period incurred. Unamortized software development costs were approximately $6.0 million and $7.5 million as of December 31, 2020 and 2021, respectively.
The Company capitalized $3.6 million, $2.3 million, and $3.9 million of software development costs for the years ended December 31, 2019, 2020 and 2021, respectively.
Amortization expense related to capitalized software development costs $2.0 million, $2.0 million, and $1.8 million for the years ended December 31, 2019, 2020 and 2021, respectively. As of December 31, 2021, unamortized implementation costs related to cloud computing arrangements are $0.4 million, of which $0.1 million are included in prepaid expenses and other current assets and $0.3 million are included in other long-term assets.
The Company leases automobiles under leases accounted for as finance leases with expiration dates ranging from February 28, 2022 to June 30, 2025. As of December 31, 2020, cost and accumulated depreciation of the assets under finance leases recorded by the Company were $0.5 million and less than $0.1 million, respectively. As of December 31, 2021, cost and accumulated depreciation of the assets under finance leases recorded by the Company were $0.6 million and $0.2 million, respectively.
The Company recognized an impairment of $0.3 million, $0.2 million, and $0.5 million during the years ended December 31, 2019, 2020 and 2021, respectively, related to capitalized software development costs that provided no future benefit and therefore were impaired. This expense is reflected within cost of revenue in the accompanying consolidated statements of operations.

Notes to Consolidated Financial Statements (continued)

The Company recognized depreciation expense, which includes amortization of capitalized software development costs, as follows:

	Year ended December 31,
	2019	2020	2021

	(In thousands)
Cost of revenue	$6,583	$9,536	$12,051
Research and development	268	670	1,189
Sales and marketing	112	120	124
General and administrative	2,055	2,811	4,159
Total depreciation expense	$9,018	$13,137	$17,523

Notes to Consolidated Financial Statements (continued)

8. Goodwill and Intangible Assets
Goodwill
The changes in carrying amount of goodwill were as follows:

Total

(In thousands)
Balance as of December 31, 2019	$6,867
Goodwill additions related to 2020 acquisition	346,564
Impact of foreign currency translation	18,808
Balance as of December 31, 2020	372,239
Measurement period adjustment	999
Impact of foreign currency translation	(28,815)
Balance as of December 31, 2021	$344,423
Intangible Assets
Intangible assets, net consisted of the following as of December 31, 2020:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Amortization Period

	(In thousands)			(In years)
Customer relationships	$166,955	$(6,850)	$160,105	15 - 20
Developed technology	89,439	(2,253)	87,186	10
Other, definite lived	3,158	(3,158)	—	2 - 7
Licenses, indefinite lived	764	—	764	Indefinite
Total intangible assets, net	$260,316	$(12,261)	$248,055

Intangible assets, net consisted of the following as of December 31, 2021:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Amortization Period

	(In thousands)			(In years)
Customer relationships	$155,081	$(16,861)	$138,220	15 - 20
Developed technology	82,548	(10,315)	72,233	10
Other, definite lived	3,158	(3,158)	—	2 - 7
Licenses, indefinite lived	764	—	764	Indefinite
Total intangible assets, net	$241,551	$(30,334)	$211,217

Notes to Consolidated Financial Statements (continued)

The Company recognized amortization expense as follows:

	Year ended December 31,
	2019	2020	2021

	(In thousands)
Cost of revenue	$—	$1,445	$8,543
General and administrative	520	2,221	10,576
Total amortization expense	$520	$3,666	$19,119

The remaining weighted average amortization period for definite lived intangible assets is 12 years.
Future estimated amortization expense for definite lived intangible assets is as follows:

As of December 31,
2021

(In thousands)
2022	$18,344
2023	18,344
2024	18,344
2025	18,344
2026	18,344
Thereafter	118,733
$210,453

9. Debt
Revolving Loan
On May 25, 2021, the Company terminated the Credit and Security Agreement, dated as of November 4, 2016 as amended and restated as of March 1, 2019, among the Company, Key Bank National Association, and KeyBanc Capital Markets Inc. (the “Credit Agreement”). The agreement provided for a secured $25 million revolving credit facility (the “Credit Facility”). As of December 31, 2020 and at the date of termination, no outstanding indebtedness existed under the Credit Facility and the Company was in compliance with all financial and non-financial covenants.

As of December 31, 2020, unamortized debt issuance costs were $0.1 million, of which were included in prepaid expenses and other current assets, and other long-term assets. As of December 31, 2021, there were no outstanding debt issuance costs.
Convertible Senior Notes and Capped Call Transactions
2026 Convertible Notes
On February 28, 2020, the Company issued $400 million aggregate principal amount of 0.25% Convertible Notes due March 1, 2026 in a private placement to qualified institutional buyers pursuant to Rule 144A under the

Notes to Consolidated Financial Statements (continued)

Securities Act (the “2026 Convertible Notes”). The interest on the 2026 Convertible Notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2020.
The 2026 Convertible Notes may bear special interest under specified circumstances relating to the Company's failure to comply with its reporting obligations under the indenture governing the 2026 Convertible Notes (the “2026 Indenture”) or if the 2026 Convertible Notes are not freely tradeable as required by the 2026 Indenture. The 2026 Convertible Notes will mature on March 1, 2026, unless earlier repurchased, redeemed by the Company, or converted pursuant to their terms. The total net proceeds from the 2026 Convertible Notes, after deducting initial purchaser discounts, costs related to the 2026 Capped Calls (as defined herein), and debt issuance costs, paid by the Company, were approximately $344.7 million.
Each $0.001 principal amount of the 2026 Convertible Notes is initially convertible into 10.9857 shares of the Company's Class A common stock, par value $0.001 per share, which is equivalent to an initial conversion price of approximately $91.03 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change, as defined in the 2026 Indenture, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2026 Convertible Notes in connection with such make-whole fundamental change or during the relevant redemption period.
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
(2)during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) in which the trading price per $0.001 principal amount of 2026 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company's Class A common stock on such trading day and the conversion rate on such trading day;
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
Prior to and during the nine months ended September 20, 2021, the conditional conversion feature of the 2026 Convertible Notes was triggered as the last reported sale price of the Company's Class A common stock was

Notes to Consolidated Financial Statements (continued)

more than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on or after June 30, 2020 (the last trading day of the calendar quarter), and therefore the 2026 Convertible Notes were convertible, in whole or in part, at the option of the holders between July 1, 2020 through September 30, 2021. The conditional conversion feature of the 2026 Convertible Note was not triggered from October 1, 2021 through December 31, 2021 as the last reported sale price of the Company's Class A common stock was not more than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days (the last trading day of the calendar quarter). Whether the 2026 Convertible Notes will be convertible following such period will depend on the satisfaction of this condition or another conversion condition in the future. The Company continues to classify the 2026 Convertible Notes as a long-term liability in its consolidated balance sheet as of December 31, 2021, based on contractual settlement provisions.
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
In accounting for the issuance of the 2026 Convertible Notes, the Company separated the 2026 Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $125.2 million and was determined by deducting the fair value of the liability component from the par value of the 2026 Convertible Notes. The difference represents the debt discount that is amortized to interest expense at an effective interest rate of 6.763% over the term of the 2026 Convertible Notes. The carrying amount of the equity component was $57.5 million and is recorded in additional paid-in-capital. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, is amortized to interest expense at an annual effective interest rate of 6.907% over the contractual terms of the 2026 Convertible Notes.
In accounting for the transaction costs related to the 2026 Convertible Notes, the Company allocated the total amount incurred to the liability and equity components of the 2026 Convertible Notes based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component were approximately $8.2 million, were recorded as an additional debt discount and are amortized to interest expense using the effective interest method over the contractual terms of the 2026 Convertible Notes. Issuance costs attributable to the equity component of $3.7 million were netted with the equity component in stockholders’ equity.
2028 Convertible Notes
On March 16, 2021, the Company issued $250 million aggregate principal amount of 0.50% Convertible Notes due April 1, 2028 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act (the “2028 Convertible Notes and, together with the 2026 Convertible Notes, the “Convertible Notes”). The interest on the 2028 Convertible Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021.

Notes to Consolidated Financial Statements (continued)

The 2028 Convertible Notes may bear special interest under specified circumstances relating to the Company's failure to comply with its reporting obligations under the indenture governing the 2028 Convertible Notes (the “2028 Indenture”) or if the 2028 Convertible Notes are not freely tradeable as required by the 2028 Indenture. The 2028 Convertible Notes will mature on April 1, 2028, unless earlier repurchased, redeemed by the Company, or converted pursuant to their terms. The total net proceeds from the 2028 Convertible Notes, after deducting initial purchaser discounts, costs related to the 2028 Capped Calls (as defined herein), and debt issuance costs, paid by the Company, were approximately $217 million.
Each $0.001 principal amount of the 2028 Convertible Notes is initially convertible into 5.5781 shares of the Company's Class A common stock, par value $0.001 per share, which is equivalent to an initial conversion price of approximately $179.27 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change, as defined in the 2028 Indenture, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2028 Convertible Notes in connection with such make-whole fundamental change or during the relevant redemption period.
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
(2)during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) in which the trading price per $0.001 principal amount of 2028 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company's Class A common stock on such trading day and the conversion rate on such trading day;
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

Notes to Consolidated Financial Statements (continued)

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
In accounting for the issuance of the 2028 Convertible Notes, the Company separated the 2028 Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $66.9 million and was determined by deducting the fair value of the liability component from the par value of the 2028 Convertible Notes. The difference represents the debt discount that is amortized to interest expense at an effective interest rate of 5.125% over the term of the 2028 Convertible Notes. The carrying amount of the equity component was $39.4 million and is recorded in additional paid-in-capital. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, is amortized to interest expense at an annual effective interest rate of 4.959% over the contractual terms of the 2028 Convertible Notes.
In accounting for the transaction costs related to the 2028 Convertible Notes, the Company allocated the total amount incurred to the liability and equity components of the 2028 Convertible Notes based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component were approximately $5.5 million, were recorded as an additional debt discount and are amortized to interest expense using the effective interest method over the contractual terms of the 2028 Convertible Notes. Issuance costs attributable to the equity component of $2.0 million were netted with the equity component in stockholders’ equity.
The net carrying amount of the liability components of the 2026 and 2028 Convertible Notes were as follows:

	As of December 31,
	2020	2021

2026 Convertible Notes:	(In thousands)
Principal	$400,000	$400,000
Unamortized discount	(110,546)	(92,034)
Unamortized debt issuance costs	(7,258)	(6,043)
2026 Convertible Notes net carrying amount	$282,196	$301,923

2028 Convertible Notes:
Principal	$—	$250,000
Unamortized discount	—	(60,488)
Unamortized debt issuance costs	—	(4,995)
2028 Convertible Notes net carrying amount	$—	$184,517
Total net carrying amount	$282,196	$486,440

Notes to Consolidated Financial Statements (continued)

The net carrying amount of the equity components of the 2026 and 2028 Convertible Notes were as follows:

	As of December 31,
	2020	2021

2026 Convertible Notes:	(In thousands)
Proceeds allocated to the conversion options (debt discount)	$125,152	$125,152
Issuance costs	(3,742)	(3,742)
2026 Convertible Notes net carrying amount	$121,410	$121,410

2028 Convertible Notes:
Proceeds allocated to the conversion options (debt discount)	$—	$66,908
Issuance costs	—	(2,019)
2028 Convertible Notes net carrying amount	$—	$64,889
Total net carrying amount	$121,410	$186,299

The following table sets forth the interest expense recognized related to the 2026 and 2028 Convertible Notes:

	Year ended December 31,
	2020	2021

2026 Convertible Notes:	(In thousands)
Contractual interest expense	$841	$1,000
Amortization of debt discount	14,606	18,505
Amortization of debt issuance costs	959	1,214
Total interest expense related to the 2026 Convertible Notes	$16,406	$20,719

2028 Convertible Notes:
Contractual interest expense	$—	$991
Amortization of debt discount	—	6,419
Amortization of debt issuance costs	—	532
Total interest expense related to the 2028 Convertible Notes	$—	$7,942
Total interest expense	$16,406	$28,661

In connection with the offering of the 2026 Convertible Notes and the 2028 Convertible Notes, the Company entered into privately negotiated capped call transactions with certain counterparties (the “2026 Capped Calls” and the “2028 Capped Calls,” respectively and, collectively, the “Capped Calls”). The 2026 Capped Calls and the 2028 Capped Calls each have an initial strike price of approximately $91.03 and $179.27 per share, respectively, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Convertible Notes and the 2028 Convertible Notes. The 2026 Capped Calls and the 2028 Capped Calls have initial cap prices of $137.40 and $260.76 per share subject to certain adjustments, respectively. The 2026 Capped Calls and the 2028 Capped Calls cover, subject to anti-dilution adjustments, approximately 4,394,276 and 1,394,525 shares of Class A common stock for the 2026 Convertible Notes and 2028 Convertible Notes, respectively. The Capped Calls are generally intended to reduce or offset the potential dilution to the Class A common stock upon any conversion of the 2026 Convertible Notes and 2028 Convertible Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The Capped Calls expire on the earlier of (i) the last day on which

Notes to Consolidated Financial Statements (continued)

any convertible securities remain outstanding and (ii) March 1, 2026 for the 2026 Capped Calls and April 1, 2028 for the 2028 Capped Calls, subject to earlier exercise. The Capped Calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including changes in law, insolvency filings, and hedging disruptions. The Capped Call transactions are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost of $43.3 million and $25.5 million incurred to purchase the 2026 Capped Calls and the 2028 Capped Calls, respectively, was recorded as a reduction to additional paid-in capital in the accompanying consolidated balance sheets.
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

	Year ended December 31,
	2019	2020	2021

	(In thousands)
CPaaS
Revenue	$197,944	$298,090	$413,948
Cost of revenue	110,343	160,706	217,403
Gross profit	$87,601	$137,384	$196,545
Other
Revenue	$34,650	$45,023	$76,959
Cost of revenue	14,616	24,546	54,981
Gross profit	$20,034	$20,477	$21,978
Consolidated
Revenue	$232,594	$343,113	$490,907
Cost of revenue	124,959	185,252	272,384
Gross profit	$107,635	$157,861	$218,523
The Company’s long-lived assets were primarily held in the United States as of December 31, 2020 and December 31, 2021. As of December 31, 2020 and December 31, 2021, long-lived assets held outside of the United States were $11.2 million and $9.2 million, respectively.

Notes to Consolidated Financial Statements (continued)

The Company generates its revenue primarily in the United States. Revenue by geographic area is detailed in the table below (which is determined based on the customer billing address):

	Year ended December 31,
	2019	2020	2021

	(In thousands)
CPaaS
United States	$192,506	$281,757	$364,412
International	5,438	16,333	49,536
Total	$197,944	$298,090	$413,948

Other
United States	$33,664	$42,692	$69,051
International	986	2,331	7,908
Total	$34,650	$45,023	$76,959

11. Stockholders’ Equity
Preferred Stock
As of December 31, 2020 and December 31, 2021, the Company had authorized 10,000,000 shares of undesignated preferred stock, par value $0.001, of which no shares were issued and outstanding.
Common Stock
As of December 31, 2020 and December 31, 2021, the Company had authorized 100,000,000 shares of Class A common stock, par value $0.001 per share, with one vote per share and 20,000,000 shares of Class B common stock, par value $0.001 per share, with ten votes per share.
As of December 31, 2020, 22,413,004 and 2,496,125 shares of Class A common stock and Class B common stock, respectively, were issued and outstanding.
As of December 31, 2021, 23,177,988 and 1,965,170 shares of Class A common stock and Class B common stock, respectively, were issued and outstanding.
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
Dividends
Any dividends or distributions paid or payable to the holders of shares of Class A common stock and Class B common stock shall be paid pro-rata, on an equal priority. During the years ended December 31, 2019, 2020 and 2021, no dividends were declared. Dividend payments are not subject to restriction.

Notes to Consolidated Financial Statements (continued)

Reserved Shares
The Company had reserved shares of Class A common stock for issuance under stock-based award agreements as follows:

	As of December 31,
	2020	2021
Stock options issued and outstanding	255,000	180,209
Nonvested restricted stock units issued and outstanding	450,614	344,486
Stock-based awards available for grant under the 2017 Plan	2,020,342	3,060,674
	2,725,956	3,585,369

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

Notes to Consolidated Financial Statements (continued)

Stock Options
The following summarizes the stock option activity for the period presented:

	Number of options outstanding	Weighted- average exercise price (Per share)	Weighted- average remaining contract life (In years)	Aggregate intrinsic value (In thousands)
Outstanding as of December 31, 2020	255,000	$10.82	4.42	$36,426
Granted	—	—
Exercised	(73,985)	12.47
Forfeited or cancelled	(806)	10.49
Outstanding as of December 31, 2021	180,209	$10.14	3.39	$11,104

Options vested and exercisable at December 31, 2021	180,209	$10.14	3.39	$11,104
Options vested and expected to vest as of December 31, 2021	180,209	$10.14	3.39	$11,104

	Year ended December 31,
	2019	2020	2021

	(In thousands)
Aggregate intrinsic value of stock options exercised	$57,159	$54,088	$9,297
Total estimated grant date fair value of options vested	729	416	247
Aggregate intrinsic value is computed based on the difference between the option exercise price and the fair value of the Company’s common stock as of December 31, 2021, based on the Company’s Class A common stock price as reported on the NASDAQ Global Select Market.
No options were granted for the year ended December 31, 2021.
As of December 31, 2021, the Company had no unrecognized compensation cost related to non-vested stock options. All outstanding stock options are fully vested.
Restricted Stock Units
The following summarizes the RSU activity for the period presented:

	Number of awards outstanding	Weighted-average grant date fair value (Per share)
Nonvested RSUs as of December 31, 2020	450,614	$51.58
Granted	154,360	143.31
Vested	(186,502)	67.40
Forfeited or cancelled	(73,986)	74.84
Nonvested RSUs as of December 31, 2021	344,486	$82.38
As of December 31, 2021, total unrecognized compensation cost related to non-vested RSUs was $21.6 million, which will be amortized over a weighted-average period of 2.71 years.

Notes to Consolidated Financial Statements (continued)

Stock-Based Compensation Expense
The Company recognized total stock-based compensation expense as follows:

	Year ended December 31,
	2019	2020	2021

	(In thousands)
Cost of revenue	$211	$208	$252
Research and development	1,461	2,118	2,648
Sales and marketing	1,199	1,525	1,890
General and administrative	3,755	6,030	9,747
Total	$6,626	$9,881	$14,537

13. Commitments and Contingencies
Operating Leases
The Company leases office space under operating lease agreements that expire over the next 5 years. See Note 6, “Right-of-Use Asset and Lease Liabilities” to the consolidated financial statements, for additional details on the Company’s operating lease commitments.
Contractual Obligations
On October 25, 2015, the Company entered into an agreement with a telecommunications service provider. The service agreement requires the Company to pay a monthly recurring charge associated with the services received. The service agreement is non-cancellable and contains annual minimum commitments. On August 1, 2020, the Company amended the agreement to require annual minimum commitments of $0.6 million and $0.3 million in 2021 and 2022, respectively. In addition, as of December 31, 2021, the Company has $18.1 million in other non-cancellable purchase obligations, consisting of primarily network equipment maintenance and software license contracts, of which $13.2 million will be fulfilled within one year.
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
The Company has the option to renew the Initial Term for two ten-year periods. Base rent payments will begin on the Commencement Date. The initial base rent will increase by 1.85% on each anniversary of the Commencement Date. Total lease payments over the Initial Term are approximately $495.7 million. See Note 6, “Right-of-Use Asset and Lease Liabilities” to the consolidated financial statements, for additional details on the Company's operating lease commitments.
On December 7, 2021, the Company entered into a non-cancelable operating lease agreement for its London, UK, facilities. The lease term commenced on January 1, 2022 and will continue for the initial term of 24 months. Total lease payments over the initial term are approximately $3.6 million. The lease will automatically renew on a month by month basis after the initial lease term.

Notes to Consolidated Financial Statements (continued)

Legal Matters
The Company is involved as a defendant in various litigation, including, but not limited to, lawsuits alleging that the Company failed to bill, collect and remit certain taxes and surcharges associated with the provision of 911 services pursuant to applicable laws in various jurisdictions.
While the results of these legal proceedings cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

14. Employee Benefit Plans
The Company sponsors a U.S. defined contribution 401(k), which allows eligible U.S.-based employees to defer a portion of their compensation. The Company, at its discretion, may make matching contributions. With the acquisition of Voxbone S.A. on November 1, 2020, the Company assumed sponsorship for Voxbone S.A.’s U.S. defined contribution 401(k). In connection with that acquisition, the Company also assumed sponsorship for a non-U.S. defined contribution plan for which it pays fixed contributions into a separate entity. The Company has no legal or constructive obligations to pay further contributions if the fund does not hold sufficient assets to pay all employees the benefits relating to employee service in the current or prior periods. The contributions are recognized as employee benefit expense when they are due. The Company made matching contributions for the defined contribution plans of $1.7 million, $2.2 million, and $3.8 million for the years ended December 31, 2019, 2020 and 2021, respectively.
In addition, as a result of the acquisition of Voxbone S.A., the Company assumed sponsorship for Voxbone S.A.’s non-U.S. defined benefit pension plans. The liability recognized is the present value of the defined benefit obligation at the end of the reporting period less the fair value of the plan assets and is included in other liabilities in the accompanying consolidated balance sheets. The defined benefit obligation is calculated annually by an independent actuary using the Projected Unit Credit Method.
The following table summarizes information for the pension plans:

Notes to Consolidated Financial Statements (continued)

	As of December 31,
	2020	2021

	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$—	$4,064
Service cost	75	396
Interest cost	3	21
Actuarial loss (gain)	15	(237)
Taxes, insurance premiums and administrative expenses	(9)	(55)
Acquisitions/plan mergers	3,980	—
Impact of foreign currency translation	—	(315)
Benefit obligation at end of year	$4,064	$3,874

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$2,882
Return on plan assets	8	14
Actuarial gain	2	6
Employer contribution	57	335
Acquisitions/plan mergers	2,824	—
Taxes, insurance premiums and administrative expenses	(9)	(55)
Impact of foreign currency translation	—	(224)
Fair value of plan assets at end of year	2,882	2,958
Funded status, net liability	$1,182	$916
The following table presents the balance sheet location of the Company’s pension liability for the Company’s non-U.S. defined benefit pension plans:

	As of December 31,
	2020	2021

	(In thousands)
Other liabilities	$1,182	$916
The following table summarizes information for the Company’s pension plans with an accumulated benefit obligation in excess of plan assets:

	As of December 31,
	2020	2021

	(In thousands)
Projected benefit obligation	$4,064	$3,874
Accumulated benefit obligation	3,450	3,282
Fair value of plan assets	2,882	2,958
The Company reports the service cost component of net periodic benefit cost in the same line item as other compensation costs arising from the services rendered by the employee and records the other components of net periodic benefit cost in other expense, net.

Notes to Consolidated Financial Statements (continued)

Pretax amounts for net periodic benefit cost and other amounts for the defined benefit pension plans consisted of the following components:

	Year ended December 31,
	2020	2021

	(In thousands)
Service cost	$75	$396
Interest cost	3	21
Return on plan assets	(8)	(14)
Net periodic pension cost	70	403
Changes in plan assets and benefit obligations included in other comprehensive income (loss):
Unrecognized net actuarial loss beginning of year	—	17
Actuarial loss (gain) on benefit obligation	15	(237)
Actuarial loss (gain) on fair value of plan assets	2	(6)
Impact of foreign currency translation	—	(1)
Total included in other comprehensive income (loss) (before tax effect)	17	(227)
Total recognized in net periodic benefit cost and included in other comprehensive income (loss)	$87	$176
The Company uses significant judgment to determine the measurement of their non-U.S. defined benefit pension plans’ assets and liabilities. These amounts are calculated by an independent actuary. The present value of the defined benefit obligation depends on a number of factors that are determined on an actuarial basis using a number of assumptions. Any change in these assumptions will impact the present value of the defined benefit obligation.
The actuarial gains and losses recognized in the pension expense are determined using the so-called “10% corridor” method, i.e. actuarial gains and losses which exceed 10% of the higher of the plan assets and the projected benefit obligation are amortized on a straight line basis over the average remaining service period of the active plan participants. Any prior service costs are amortized on a straight line basis over the average remaining service period of the active plan participants.
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

Notes to Consolidated Financial Statements (continued)

Significant assumptions used in determining benefit obligations and net periodic benefit cost are as follows:

	Year ended December 31,
	2020	2021
Defined benefit obligations:
Discount rate	0.50%	0.90%
Rate of salary increase	4.07%	4.27%
Inflation	1.60%	1.80%

Defined benefit cost:
Discount rate	1.50%	0.90%
Rate of salary increase	4.37%	4.27%
Rate of return on plan assets	0.50%	0.90%
Inflation	1.90%	1.80%
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

The major categories of plan assets are as follows:

	As of December 31,
	2020	2021

	(In thousands)
Assets held by:
Insurance companies (collective and individual)	$2,882	$2,958
Expected Cash Flows
The Company expects to contribute $0.3 million to its non-U.S. defined benefit pension plans during 2022.

Notes to Consolidated Financial Statements (continued)

The following table summarizes projected benefit payments from the Company’s pension plans through 2031, including benefits attributable to estimated future service:

As of December 31,
2021

(In thousands)
2022	$4
2023	4
2024	31
2025	4
2026	6
2027-2031	34
$83

15. Income Taxes
The following table presents domestic and foreign components of loss before income taxes for the tax years ended December 31, 2019, 2020 and 2021:

	Year Ended December 31,
	2019	2020	2021

	(In thousands)
United States	$(15,229)	$(25,745)	$(27,547)
International	5	(3,227)	(3,648)
Loss before income taxes	$(15,224)	$(28,972)	$(31,195)

Benefit (provision) for income taxes from operations consists of the following:

	Year Ended December 31,
	2019	2020	2021

	(In thousands)
Current:
Federal	$81	$431	$(2,713)
State	132	(87)	(145)
Foreign	3	(1,083)	(1,627)
Total	216	(739)	(4,485)
Deferred:
Federal	15,205	(9,847)	(364)
State	2,297	(5,176)	—
Foreign	—	757	8,682
Total	17,502	(14,266)	8,318
Income tax benefit (provision)	$17,718	$(15,005)	$3,833

Notes to Consolidated Financial Statements (continued)

The following table presents a reconciliation of the statutory federal tax rate and the Company's effective tax rate for the years ended December 31, 2019, 2020 and 2021:

	Year Ended December 31,
	2019	2020	2021
Federal Tax Rate	21.0%	21.0%	21.0%
State Tax Rate	3.1	2.0	2.8
Non-deductible expenses	(1.6)	(9.2)	(4.4)
Research credit	7.2	10.5	6.2
Stock-based compensation	88.6	46.8	13.9
Change in valuation allowance	—	(123.4)	16.3
Deferred tax rate change	(0.3)	0.2	(0.2)
Voxbone US 338(g) gain	—	—	(8.9)
Intangibles and deferred adjustments	—	—	(40.2)
Foreign rate differential	—	—	1.3
Other	(1.6)	0.3	4.5
Total	116.4%	(51.8)%	12.3%

Notes to Consolidated Financial Statements (continued)

The following table presents the significant components of the Company’s net deferred tax liability:

	As of December 31,
	2020	2021

	(In thousands)
Deferred tax assets:
Allowance for doubtful accounts	$134	$262
Accrued liabilities	3,478	3,412
Operating lease liabilities	4,878	3,456
Deferred revenue	1,702	1,880
Stock-based compensation - deferred tax asset	1,968	2,278
OID	9,433	8,848
Tax credits	7,270	9,214
Net operating losses	47,385	50,285
Other deferred tax assets	2,207	4,166
Total deferred tax assets	78,455	83,801
Less: valuation allowance	(37,771)	(32,224)
Net deferred tax assets	40,684	51,577
Deferred tax liabilities:
Property and equipment	8,038	7,813
Goodwill	989	1,130
Intangibles	60,667	49,470
Operating lease assets	4,092	2,860
Debt	27,766	38,411
Other liability	137	289
Total deferred tax liabilities	101,689	99,973
Net deferred tax liability	$(61,005)	$(48,396)

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company primarily considered the historic performance of Bandwidth, the nature of the Company’s deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. Based on an analysis of these factors, the Company maintained that in 2021 a valuation allowance against US deferred tax assets was required.
As of December 31, 2021, the Company had approximately $195.5 million in US federal net operating loss carryforwards, $5.6 million in UK loss carryforwards, and $9.2 million in federal tax credits. All US federal net operating loss carryforwards were generated after the enactment of the Tax Cuts and Jobs Act (the “Act”) and as such do not expire, but can only be utilized to offset up to 80% of taxable income in any given year. The federal tax credits start to expire at various dates beginning in 2032.
As of December 31, 2021, the Company had approximately $138.1 million in state net operating loss carryforwards. If not utilized, some state net operating loss carryforwards will expire at various dates beginning in 2023.

Notes to Consolidated Financial Statements (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2020	2021

	(In thousands)
Unrecognized tax benefits—January 1,	$1,398	$2,414
Gross increases—tax positions in prior period	402	—
Gross increases—tax positions in current period	614	648
Unrecognized tax benefits—December 31,	$2,414	$3,062
If the $3.1 million of unrecognized tax benefit is recognized, it would not impact the effective tax rate due to the valuation allowance on the Company's net U.S. deferred tax assets.
The Company has not incurred any material tax interest or penalties with respect to income taxes in the years ended December 31, 2020 and 2021.
The Company expects no material changes in the twelve months following December 31, 2021 in its uncertain tax positions.
The Company files U.S. federal income tax returns as well as income tax returns in many U.S. states and foreign jurisdictions. The tax years 2018 - 2020 remain open to examination by the major jurisdictions in which the Company is subject to tax.

16. Related Parties
On April 20, 2015, the Company created a wholly owned subsidiary, Relay, Inc. (f/k/a Republic Wireless, Inc.) (“Relay”), which was incorporated in Delaware. On November 30, 2016, the Company completed a pro-rata distribution of the common stock of Relay to its stockholders of record as of the close of business (the “Spin-Off”). In connection with the Spin-Off on November 30, 2016, the Company and Relay entered into certain agreements in order to govern the ongoing relationships between the two companies after the Spin-Off and to provide for an orderly transition. The agreements include a Transition Services Agreement, Facilities Sharing Agreement, Tax Sharing Agreement, and Master Services Agreement. The equity holders of Bandwidth pre-initial public offering are comprised of substantially the same individuals and entities that are the equity owners of Relay. The Company has determined the equity owners of Relay are related parties of Bandwidth. The Company has certain involvement with Relay via ongoing services arrangements, with these ongoing services arrangements creating a variable interest in Relay. The Company assessed the relationship with Relay under guidance for variable interest entities (“VIE”). Because investors in Relay have disproportionate voting rights, the Company concluded that Relay is a VIE, but Bandwidth is not a primary beneficiary. The Company’s maximum exposure to loss relating to this VIE is limited to amounts due under the service agreements between the Company and Relay.
The Company recorded a reduction of rent expense under the Facilities Sharing Agreement of $0.6 million, $0.4 million, and $0.4 million for the years ended December 31, 2019, 2020 and 2021, respectively, which is included in general and administrative expenses in the consolidated statements of operations. No amounts were due to the Company under the Facilities Sharing Agreement as of December 31, 2020 and December 31, 2021.
The Tax Sharing Agreement governs rights and obligations after the Spin-Off regarding income taxes and other taxes, including tax liabilities and benefits, attributes, returns and contests. There were no amounts outstanding or payable under this agreement as of December 31, 2020 and December 31, 2021.
The Master Services Agreement specifies certain wholesale telecommunications services to be provided by the Company. The agreement is cancellable at any time by either party. The Company provided telecommunication services to Relay of $2.6 million, $2.2 million, and $1.8 million for the years ended December 31, 2019, 2020 and

Notes to Consolidated Financial Statements (continued)

2021, respectively. The Company recognized such amounts as revenue in the accompanying consolidated statements of operations. As of December 31, 2020 and December 31, 2021, the Company had a receivable of $0.2 million and $0.1 million, respectively, under the Master Services Agreement.
Subsequent to the expiration of the 180-day IPO blackout window on May 9, 2018, Relay employees that held Bandwidth stock options began exercising their options. Upon exercise, Bandwidth withholds the employee tax amounts due from the proceeds. Bandwidth had collected on behalf of, and remitted withholding tax to, Relay of $1.8 million, $1.4 million, and $0.4 million for the years ended December 31, 2019, 2020 and 2021, respectively. As of December 31, 2020 and December 31, 2021, the Company had no amounts that were due to Relay.
On September 30, 2019, the Company entered into a services agreement with Relay. Pursuant to the terms of the new agreement, Relay receives services performed by the Company’s legal department, effective September 30, 2019. The Company is compensated by Relay for these services based on costs incurred by the Company. The Company received net compensation of less than $0.1 million for the years ended December 31, 2019 and 2021. The Company received net compensation of $0.1 million for the year ended December 31, 2020, which is included in general and administrative expenses in the consolidated statements of operations. As of December 31, 2020 and December 31, 2021, the Company had receivables of less than $0.1 million under this agreement.

17. Basic and Diluted Income (Loss) per Common Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potential shares of common stock, including stock options and stock related to unvested restricted stock awards.

Notes to Consolidated Financial Statements (continued)

The components of basic and diluted income (loss) per share are as follows:

	Year ended December 31,
	2019	2020	2021

	(In thousands, except share and per share amounts)
Earnings per share
Net income (loss) attributable to common stockholders	$2,494	$(43,977)	$(27,362)
Net income (loss) per share:
Basic	$0.11	$(1.83)	$(1.09)
Diluted	$0.10	$(1.83)	$(1.09)
Weighted average number of common shares outstanding
Basic	22,640,461	24,092,574	25,090,916
Dilutive effect of stock options, restricted stock units, and warrants	1,283,316	—	—
Diluted	23,923,777	24,092,574	25,090,916
The following common share equivalents were excluded from the weighted average shares used to calculate net loss per common share because their effects would have been anti-dilutive:

	As of December 31,
	2019	2020	2021
Stock options issued and outstanding	—	255,000	180,209
Restricted stock units issued and outstanding	—	450,614	344,486
Convertible senior notes (1)	—	1,022,941	987,149
Total	—	1,728,555	1,511,844
________________________
(1) As of December 31, 2020 and December 31, 2021, the Company used the treasury stock method to calculate the dilutive impact of the 2026 and 2028 Convertible Notes because at that time the Company expected to settle the principal amount of these notes in cash and any excess in shares of the Company’s Class A common stock. As of December 31, 2020 and December 31, 2021, the conversion spread, calculated using the average market price of Class A common stock during the period consistent with the treasury stock method, had a dilutive impact for the 2026 Convertible Notes on diluted net income per share of Class A common stock when the average market price of the Company’s Class A common stock for a given period exceeded the conversion price of $91.03 per share. As of December 31, 2021, the conversion spread for the 2028 Convertible Notes was anti-dilutive as the average market price of the Company’s Class A common stock for a given period did not exceed the conversion price of $179.27 per share.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information.
Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2022 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021.

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

Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2022 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2022 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2022 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021.

Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is Ernst & Young LLP, Raleigh, NC, Auditor Firm ID: 42.
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2022 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:
1.Financial Statements
See Index to Financial Statements at Item 8 herein.
2.Financial Statement Schedules
Schedules not listed above have been omitted because they are not required, not applicable, or the required information is otherwise included.
3.Exhibits

Exhibit Index

Exhibit number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
2.1	Reorganization Agreement, dated as of November 30, 2016, by and between Bandwidth.com, Inc. and Republic Wireless, Inc.	S-1	333-220945	2.1	10/13/2017
2.2	Share Purchase Agreement, by and between Bandwidth Inc. and Voicebox S.à r.l, Mr Itay Rosenfeld, Mr Stefaan Konings, Mr Dirk Hermans, Mr Gaetan Brichet and Stichting Administratiekantoor Voice, dated October 12, 2020.	8-K	001-38285	2.1	10/13/2020
3.1	Second Amended and Restated Certificate of Incorporation.	Q3 10-Q	001-38285	3.1	12/14/2017
3.2	Second Amended and Restated Bylaws.	Q3 10-Q	001-38285	3.2	12/14/2017
4.1	Investors’ Rights Agreement.	S-1	333-220945	4.2	10/13/2017
4.2	Form of Buy-Sell Agreement.	S-1	333-220945	4.3	10/13/2017
4.3	Description of Registrant’s Securities.				Filed herewith
4.4	Indenture, dated February 28, 2020, between Bandwidth Inc. and Wilmington Trust, National Association	8-K	001-38285	4.1	3/2/2020
4.5	Form of 0.250% Convertible Senior Notes due March 1, 2026 (included as Exhibit A to Exhibit 4.1)	8-K	001-38285	4.2	3/2/2020
4.6	Indenture, dated March 16, 2021, between Bandwidth Inc. and Wilmington Trust, National Association.	8-K	001-38285	4.1	3/16/2021
4.7	Form of 0.50% Convertible Senior Notes due April 1, 2028 (included as Exhibit A to Exhibit 4.1).	8-K	001-38285	4.2	3/16/2021
10.1	Form of Indemnification and Advancement Agreement between Bandwidth Inc. and its directors and certain officers.				Filed herewith
10.2	2010 Equity Compensation Plan and forms of awards thereunder.	S-1	333-220945	10.4	10/13/2017
10.3	Employment Agreement, dated as of January 1, 2015, as amended on March 9, 2017, by and between Bandwidth.com, Inc. and David A. Morken.	S-1	333-220945	10.8	10/13/2017
10.4	Office Lease, by and between Venture Center LLC and Bandwidth.com, Inc., dated January 22, 2013, as amended to date.	S-1	333-220945	10.11	10/13/2017
10.5	Sublease, by and between Allied Telesis Capital Corporation and Bandwidth.com, Inc., dated December 1, 2015.	S-1	333-220945	10.12	10/13/2017

10.6	Facilities Sharing Agreement, by and between Bandwidth.com, Inc. and Republic Wireless, Inc., dated November 30, 2016.	S-1	333-220945	10.13	10/13/2017
10.7	Transition Services Agreement, by and between Bandwidth.com, Inc. and Republic Wireless, Inc., dated November 30, 2016.	S-1	333-220945	10.14	10/13/2017
10.8	Transition Services Agreement, by and between Republic Wireless, Inc. and Bandwidth.com, Inc., dated November 30, 2016.	S-1	333-220945	10.15	10/13/2017
10.9	Tax Sharing Agreement, by and between Bandwidth.com, Inc. and Republic Wireless, Inc., dated November 30, 2016.	S-1	333-220945	10.16	10/13/2017
10.10	Employee Matters Agreement, by and between Bandwidth.com, Inc. and Republic Wireless, Inc., dated November 30, 2016.	S-1	333-220945	10.17	10/13/2017
10.11	Master Services Agreement, by and between Bandwidth.com, Inc. and Republic Wireless, Inc., dated November 30, 2016.	S-1	333-220945	10.18	10/13/2017
10.12	Master Service Agreement, by and between Level 3 Communications, LLC and Bandwidth.com, Inc, dated March 14, 2008, as amended to date.	S-1	333-220945	10.19	10/13/2017
10.13	Form of Conversion Lock-up Agreement between Bandwidth Inc. and the Key Holders.	S-1A	333-220945	10.2	10/30/2017
10.14	2017 Incentive Award Plan, and forms of award agreements thereunder.	S-1A	333-220945	10.21	10/30/2017
10.15	Office Lease, by and between Keystone-Centennial II, LLC and Bandwidth.com, Inc., dated January 12, 2018.	10-K	001-38285	10.22	2/26/2018
10.16	Office Lease, by and between WP Propco III, LLC and Bandwidth Inc., dated January 1, 2019, Venture III amendment.	10-K	001-38285	10.23	2/15/2019
10.17	Office Lease, by and between WP Propco III, LLC and Bandwidth Inc., dated January 1, 2019, Venture I amendment.	10-K	001-38285	10.24	2/15/2019
10.18	Credit and Security Agreement, dated as of November 4, 2016 as amended and restated as of March 1, 2019, among Bandwidth Inc., KeyBank National Association, and KeyBanc Capital Markets Inc.	8-K	001-38285	10.1	3/04/2019
10.19	Employment Agreement, dated April 10, 2019, between the Company and Jeffrey A. Hoffman.	8-K	001-38285	10.1	4/12/2019
10.20	Amended Facilities Sharing Agreement, by and between Bandwidth.com, Inc. and Republic Wireless, Inc., dated May 29, 2019.	8-K	001-38285	10.1	6/3/2019
10.21	Bill of Sale, dated May 29, 2019.	8-K	001-38285	10.2	6/3/2019
10.22	Assignment and Acceptance Agreement, between KeyBank National Association and Pacific Western Bank, dated June 4, 2019.	10-Q	001-38285	10.4	8/2/2019
10.23	Revenue Commitment Schedule, by and between Bandwidth Inc. and Republic Wireless, Inc., dated July 1, 2019.	10-Q	001-38285	10.5	8/2/2019
10.24	Services Agreement, by and between Bandwidth Inc. and Republic Wireless, Inc. dated September 30, 2019.	10-Q	001-38285	10.1	11/7/2019
10.25	Employment Agreement, dated as of December 6, 2019, by and between Bandwidth.com, Inc. and Rebecca Bottorff.	10-K	001-38285	10.30	2/21/2020
10.26	Confirmation of Base Capped Call Transaction, dated February 25, 2020, between Bandwidth Inc. and Barclays Bank PLC.	8-K	001-38285	10.1	3/2/2020
10.27	Confirmation of Base Capped Call Transaction, dated February 25, 2020, between Bandwidth Inc. and JPMorgan Chase Bank, National Association, New York Branch.	8-K	001-38285	10.2	3/2/2020

10.28	Confirmation of Base Capped Call Transaction, dated February 25, 2020, between Bandwidth Inc. and Bank of Montreal.	8-K	001-38285	10.3	3/2/2020
10.29	Confirmation of Base Capped Call Transaction, dated February 25, 2020, between Bandwidth Inc. and Morgan Stanley & Co. LLC.	8-K	001-38285	10.4	3/2/2020
10.30	Confirmation of Base Capped Call Transaction, dated February 25, 2020, between Bandwidth Inc. and Goldman Sachs & Co. LLC.	8-K	001-38285	10.5	3/2/2020
10.31	Confirmation of Additional Capped Call Transaction, dated February 26, 2020, between Bandwidth Inc. and Barclays Bank PLC.	8-K	001-38285	10.6	3/2/2020
10.32	Confirmation of Additional Capped Call Transaction, dated February 26, 2020, between Bandwidth Inc. and JPMorgan Chase Bank, National Association, New York Branch.	8-K	001-38285	10.7	3/2/2020
10.33	Confirmation of Additional Capped Call Transaction, dated February 26, 2020, between Bandwidth Inc. and Bank of Montreal.	8-K	001-38285	10.8	3/2/2020
10.34	Confirmation of Additional Capped Call Transaction, dated February 26, 2020, between Bandwidth Inc. and Morgan Stanley & Co. LLC.	8-K	001-38285	10.9	3/2/2020
10.35	Confirmation of Additional Capped Call Transaction, dated February 26, 2020, between Bandwidth Inc. and Goldman Sachs & Co. LLC.	8-K	001-38285	10.10	3/2/2020
10.36	Purchase and Sale Agreement with the State of North Carolina, dated June 15, 2020.	8-K	001-38285	10.1	6/17/2020
10.37	Management Warranty Deed, by and between Bandwidth Inc. and Mr Itay Rosenfeld, Mr Stefaan Konings, Mr Dirk Hermans and Mr Gaetan Brichet, dated October 12, 2020.	8-K	001-38285	10.1	10/13/2020
10.38	Registration Rights Agreement, by and between Bandwidth Inc. and Voicebox S.á r.l, dated Octonber 12, 2020.	8-K	001-38285	10.2	10/13/2020
10.39	Employment Agreement, dated January 13, 2021, between the Company and Marina C. Carreker.	8-K	001-38285	10.1	1/15/2021
10.40	Confirmation of Base Capped Call Transaction, dated March 11, 2021, between Bandwidth Inc. and Bank of Montreal.	8-K	001-38285	10.1	3/16/2021
10.41	Confirmation of Base Capped Call Transaction, dated March 11, 2021, between Bandwidth Inc. and Citibank, N.A.	8-K	001-38285	10.2	3/16/2021
10.42	Confirmation of Base Capped Call Transaction, dated March 11, 2021, between Bandwidth Inc. and Goldman Sachs & Co. LLC.	8-K	001-38285	10.3	3/16/2021
10.43	Confirmation of Base Capped Call Transaction, dated March 11, 2021, between Bandwidth Inc. and Morgan Stanley & Co. LLC.	8-K	001-38285	10.4	3/16/2021
10.44	Letter Agreement, dated January 18, 2021, between the Company and Chris Matton.	10-Q	001-38285	10.2	5/07/2021
10.45^	Purchase and Sale Agreement dated May 27, 2021, between Bandwidth Inc. and USEF Edwards Mill Owner, LLC.	8-K	001-38285	10.1	5/28/2021
10.46^	Lease Agreement dated May 27, 2021, between Bandwidth Inc. and USEF Edwards Mill Owner, LLC.	8-K	001-38285	10.2	5/28/2021
10.47	Escrow Agreement dated May 27, 2021, between Bandwidth Inc., USEF Edwards Mill Owner, LLC and Chicago Title Insurance Company.	8-K	001-38285	10.3	5/28/2021
10.48	Employment Agreement, dated July 6, 2021, between the Company and Daryl Raiford.	8-K	001-38285	10.1	7/8/2021
10.49	Forms of Global Restricted Stock Unit Grant Notice and Global Restricted Stock Unit Agreement.	10-Q	001-38285	10.1	11/9/2021

10.50	Employment Agreement, dated February 22, 2022, between the Company and Anthony F. Bartolo.	8-K	001-38285	10.1	2/22/2022
10.51	Employment Agreement, dated December 6, 2019, between the Company and Scott Mullen.				Filed herewith
10.52	Employment Agreement, dated February 24, 2022, between the Company and R. Brandon Asbill.				Filed herewith
21.1	List of subsidiaries of Bandwidth Inc.				Filed herewith
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.				Filed herewith
31.1	Certificate of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
101.INS	XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.				Filed herewith
101.SCH	XBRL Taxonomy Schema Document.				Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith
^    Certain of the exhibits to this Exhibit 10.45 or 10.46, as applicable, have been omitted in accordance with Regulation S-K Item 601. The Registrant agrees to furnish a copy of all omitted exhibits to the SEC upon its request.
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

BANDWIDTH INC.

Date:	February 25, 2022	By:	/s/ David A. Morken
David A. Morken
Chief Executive Officer
(Principal Executive Officer)

Date:	February 25, 2022	By:	/s/ Daryl E. Raiford
Daryl E. Raiford
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date:	February 25, 2022	By:	/s/ John C. Murdock
John C. Murdock
Director

Date:	February 25, 2022	By:	/s/ Brian D. Bailey
Brian D. Bailey
Director

Date:	February 25, 2022	By:	/s/ Lukas M. Roush
Lukas M. Roush
Director

Date:	February 25, 2022	By:	/s/ Douglas A. Suriano
Douglas A. Suriano
Director

Date:	February 25, 2022	By:	/s/ Rebecca Bottorff
Rebecca Bottorff
Director