Form 10-Q
period 2022-03-31
Bandwidth Inc.
filed 2022-05-06
CIK 1514416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of April 29, 2022, 23,312,016 shares of the registrant’s Class A common stock and 1,965,170 shares of registrant’s Class B common stock were outstanding, respectively

BANDWIDTH INC.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Forward-looking statements generally can be identified by the words “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “estimate,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BANDWIDTH INC.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	As of March 31,	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$316,008	$331,453
Restricted cash	981	836
Accounts receivable, net of allowance for doubtful accounts	68,827	61,572
Deferred costs	3,315	3,204
Prepaid expenses and other current assets	24,166	15,820
Total current assets	413,297	412,885
Property, plant and equipment, net	68,553	69,604
Operating right-of-use asset, net	15,419	14,061
Intangible assets, net	202,502	211,217
Deferred costs, non-current	4,853	4,676
Other long-term assets	11,502	8,673
Goodwill	338,070	344,423
Total assets	$1,054,196	$1,065,539
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,943	$9,142
Accrued expenses and other current liabilities	65,480	65,921
Current portion of deferred revenue	6,469	6,248
Advanced billings	6,617	6,380
Operating lease liability, current	7,208	5,807
Total current liabilities	94,717	93,498
Other liabilities	7,111	6,018
Operating lease liability, net of current portion	10,711	10,958
Deferred revenue, net of current portion	8,029	7,634
Deferred tax liability	46,414	48,396
Convertible senior notes	635,727	486,440
Total liabilities	802,709	652,944
Stockholders’ equity:
Class A and Class B common stock	25	25
Additional paid-in capital	349,949	502,477
Accumulated deficit	(74,931)	(76,867)
Accumulated other comprehensive loss	(23,556)	(13,040)
Total stockholders’ equity	251,487	412,595
Total liabilities and stockholders’ equity	$1,054,196	$1,065,539
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31,
	2022	2021

Revenue	$131,364	$113,479
Cost of revenue	75,950	62,321
Gross profit	55,414	51,158
Operating expenses:
Research and development	22,427	16,789
Sales and marketing	23,152	19,110
General and administrative	16,705	15,296
Total operating expenses	62,284	51,195
Operating loss	(6,870)	(37)
Other income (expense), net	235	(5,611)
Loss before income taxes	(6,635)	(5,648)
Income tax (provision) benefit	(179)	332
Net loss	$(6,814)	$(5,316)

Net loss per share, basic and diluted	$(0.27)	$(0.21)
Weighted average number of common shares outstanding, basic and diluted	25,220,052	25,015,948
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three months ended March 31,
	2022	2021
Net loss	$(6,814)	$(5,316)
Other comprehensive loss
Foreign currency translation, net of income taxes	(10,516)	(23,185)
Other comprehensive loss	(10,516)	(23,185)
Total comprehensive loss	$(17,330)	$(28,501)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Class A voting common stock		Class B voting common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	22,413,004	$22	2,496,125	$2	$451,463	$27,941	$(49,505)	$429,923
Issuance of debt conversion option	—	—	—	—	66,908	—	—	66,908
Debt conversion option issuance costs, net of tax	—	—	—	—	(2,049)	—	—	(2,049)
Capped call option purchase price	—	—	—	—	(25,500)	—	—	(25,500)
Exercises of vested stock options	57,817	—	—	—	753	—	—	753
Vesting of restricted stock units	141,707	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(19,879)	—	—	—	(3,187)	—	—	(3,187)
Conversion of Class B voting common stock to Class A voting common stock	280,955	1	(280,955)	—	—	—	—	1
Foreign currency translation	—	—	—	—	—	(23,185)	—	(23,185)
Stock-based compensation	—	—	—	—	4,390	—	—	4,390
Net loss	—	—	—	—	—	—	(5,316)	(5,316)
Balance at March 31, 2021	22,873,604	23	2,215,170	2	492,778	4,756	(54,821)	442,738
Debt conversion option issuance costs, net of tax	—	—	—	—	30	—	—	30
Exercises of vested stock options	4,406	—	—	—	46	—	—	46
Vesting of restricted stock units	15,605	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(1,948)	—	—	—	(265)	—	—	(265)
Foreign currency translation	—	—	—	—	—	6,015	—	6,015
Stock-based compensation	—	—	—	—	3,377	—	—	3,377
Net loss	—	—	—	—	—	—	(6,928)	(6,928)
Balance at June 30, 2021	22,891,667	23	2,215,170	2	495,966	10,771	(61,749)	445,013
Exercises of vested stock options	8,700	—	—	—	101	—	—	101
Vesting of restricted stock units	16,383	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(1,631)	—	—	—	(154)	—	—	(154)
Conversion of Class B voting common stock to Class A voting common stock	250,000	—	(250,000)	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	(12,512)	—	(12,512)
Stock-based compensation	—	—	—	—	3,825	—	—	3,825
Net loss	—	—	—	—	—	—	(6,944)	(6,944)
Balance at September 30, 2021	23,165,119	23	1,965,170	2	499,738	(1,741)	(68,693)	429,329
Exercises of vested stock options	3,062	—	—	—	23	—	—	23
Vesting of restricted stock units	12,807	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(3,000)	—	—	—	(229)	—	—	(229)
Foreign currency translation	—	—	—	—	—	(11,468)	—	(11,468)
Unrealized gain/loss on employee benefit pension plan	—	—	—	—	—	169	—	169
Stock-based compensation	—	—	—	—	2,945	—	—	2,945
Net loss	—	—	—	—	—	—	(8,174)	(8,174)

BANDWIDTH INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Class A voting common stock		Class B voting common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	23,177,988	23	1,965,170	2	502,477	(13,040)	(76,867)	412,595
Exercises of vested stock options	16,095	—	—	—	125	—	—	125
Vesting of restricted stock units	144,977	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(30,029)	—	—	—	(1,751)	—	—	(1,751)
Adjustment to opening retained earnings due to adoption of ASU 2020-06	—	—	—	—	(156,248)	—	8,750	(147,498)
Foreign currency translation	—	—	—	—	—	(10,516)	—	(10,516)
Stock-based compensation	—	—	—	—	5,346	—	—	5,346
Net loss	—	—	—	—	—	—	(6,814)	(6,814)
Balance at March 31, 2022	23,309,031	$23	1,965,170	$2	$349,949	$(23,556)	$(74,931)	$251,487
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(6,814)	$(5,316)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	9,170	9,043
Right-of-use asset amortization	1,910	1,347
Amortization of debt discount and issuance costs	760	5,186
Stock-based compensation	5,346	4,390
Deferred taxes and other	94	(894)
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(7,416)	3,530
Prepaid expenses and other assets	(11,334)	573
Accounts payable	11	1,387
Accrued expenses and other liabilities	3,690	(7,866)
Operating right-of-use liability	(2,112)	(1,371)
Net cash (used in) provided by operating activities	(6,695)	10,009
Cash flows from investing activities
Purchase of property and equipment	(5,272)	(6,781)
Capitalized software development costs	(653)	(1,103)
Proceeds from sales and maturities of other investments	—	30,000
Net cash (used in) provided by investing activities	(5,925)	22,116
Cash flows from financing activities
Payments on finance leases	(48)	(44)
Proceeds from issuance of convertible senior notes	—	250,000
Purchase of Capped Call	—	(25,500)
Payment of debt issuance costs	—	(7,000)
Proceeds from exercises of stock options	125	738
Value of equity awards withheld for tax liabilities	(1,701)	(2,900)
Net cash (used in) provided by financing activities	(1,624)	215,294
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,056)	402
Net (decrease) increase in cash, cash equivalents, and restricted cash	(15,300)	247,821
Cash, cash equivalents, and restricted cash, beginning of period	332,289	81,437
Cash, cash equivalents, and restricted cash, end of period	$316,989	$329,258

Supplemental disclosure of cash flow information
Cash paid for interest	$472	$525
Cash paid (refunded) for taxes, net	$36	$(394)
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,453	$—

Supplemental disclosure of noncash investing and financing activities
Purchase of property and equipment, accrued but not paid	$433	$1,780
Lease incentive	$1,152	$—
Equity awards withheld for tax liabilities, accrued but not paid	$177	$531
Payment of debt issuance costs, accrued but unpaid	$—	$659
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
As a result of certain changes in our business during the quarter ended March 31, 2022, the company re-evaluated its segment reporting and determined that one segment was appropriate, rather than the previously reported segments comprising “CPaaS” and “Other”. The primary drivers for this change were the company’s strategic alignment of its operating departments and the sale of legacy businesses. All previously reported segment information has been recast to conform with the one segment structure.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2022.
The condensed consolidated balance sheet as of December 31, 2021, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures, including certain notes required by GAAP on an annual reporting basis.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2022 or any future period.
Cost Alignment
During the quarter ended March 31, 2022, the Company changed its presentation of certain costs to align with benchmarked definitions of cost of revenue, research and development, sales and marketing, and general and administrative expenses. As part of the benchmarked definitions, the Company has included allocations of facilities and shared IT costs based on employee headcount within the cost of revenue, research and development, sales and marketing, and general and administrative expense categories. Additionally, the product management function is now included in research and development rather than general and administrative as previously reported and the customer billing and collections function and the amortization of acquired customer relationship intangible assets are now included in sales and marketing rather than general and administrative as previously reported. Management believes use of the benchmarked definitions will increase comparability to peers and therefore usability of its financial statements.

Notes to Condensed Consolidated Financial Statements (continued)

All periods presented have been conformed to the current definitions of cost of revenue, research and development, sales and marketing, and general and administrative expenses. There was no impact to revenue or net income for any periods presented. The condensed consolidated balance sheets, condensed consolidated statements of changes in stockholders’ equity and condensed consolidated statements of cash flows are not affected by these changes.
The following is a comparison of the change in costs to the prior period:

	Three months ended March 31, 2021
	As reported	As previously reported

	(In thousands)
Statement of Operations
Cost of revenue	$62,321	$61,328
Research and development	16,789	13,333
Sales and marketing	19,110	11,992
General and administrative	15,296	26,863
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Bandwidth Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the amounts reported in these financial statements and accompanying notes. These estimates in the condensed consolidated financial statements include, but are not limited to, allowance for doubtful accounts, reserve for expected credit losses, reserve for sales credits, recoverability of long lived and intangible assets, fair value of acquired intangible assets and goodwill, discount rates used in the valuation of right-of-use assets and lease liabilities, the fair value of the liability of the Company’s Convertible Notes (as defined herein), estimated period of benefit, valuation allowances on deferred tax assets, certain accrued expenses and contingencies, economic and demographic actuarial assumptions related to pension and other postretirement benefit costs and liabilities, estimated cash flows on asset retirement obligation. Although the Company believes that the estimates it uses are reasonable, due to the inherent uncertainty involved in making these estimates, actual results reported in future periods could differ from those estimates.
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

Notes to Condensed Consolidated Financial Statements (continued)

Accounts Receivable and Current Expected Credit Losses
Accounts receivable are stated at realizable value, net of allowances, which includes an allowance for doubtful accounts and a reserve for expected credit losses. The allowance for doubtful accounts is based on management’s assessment of the collectability of its customer accounts. The Company regularly reviews the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, current economic trends, and reasonable and supportable forecasts about the future. Relevant risk characteristics include customer size and historical loss patterns. Management has evaluated the expected credit losses related to trade accounts receivable and determined that an allowance of approximately $1.7 million for uncollectible accounts and customer balances that are disputed was required as of each of March 31, 2022 and December 31, 2021. Refer to Note 4, “Financial Statement Components” to these condensed consolidated financial statements, for a rollforward of the components of the allowances as of March 31, 2022 and December 31, 2021.
The Company includes unbilled receivables in its accounts receivable balance. Generally, these receivables represent earned revenue from services provided to customers, which will be billed in the next billing cycle. All amounts are considered collectible and billable. As of March 31, 2022 and December 31, 2021, unbilled receivables were $35.5 million and $31.8 million, respectively.
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
With regard to customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As of March 31, 2022, no individual customer represented more than 10% of the Company’s accounts receivable, net of allowance for doubtful accounts. As of December 31, 2021, one individual customer represented approximately 10%, respectively, of the Company’s accounts receivable, net of allowance for doubtful accounts.
For the three months ended March 31, 2022 and 2021, no individual customer represented more than 10% of the Company’s revenue.
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

Notes to Condensed Consolidated Financial Statements (continued)

Recently Adopted Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), which is intended to address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and enhances information transparency by making targeted improvements to the disclosures for convertible instruments and EPS guidance on the basis of feedback from financial statement users. ASU 2020-06 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption was permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted the new guidance on January 1, 2022 using the modified retrospective approach resulting in decreases in accumulated deficit of $8.8 million, additional paid in capital of $156.2 million, and deferred tax liability of $1.0 million. The Company also recorded an increase in the convertible notes balance of $148.4 million as a result of the reversal of the separation of the convertible debt between debt and equity. The adoption of this standard decreased the amount of non-cash interest expense to be recognized in current and future periods as a result of eliminating the discount associated with the equity component. For the three months ended March 31, 2022, the combined interest expense of the Convertible Notes was $6.6 million lower upon the adoption of ASU 2020-06. The number of diluted shares increased as a result of transitioning from the treasury stock method to the as-if converted method but did not change the earnings per share for the three months ended March 31, 2022 and 2021 as the Company incurred a net loss in both reporting periods.
In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt —Modifications and Extinguishments (Subtopic 470-50), Compensation--Stock Compensation (Topic 718), and Derivatives and Hedging--Contracts in Entity’s Own Equity (Subtopic 815-40), which is intended to provide clarity surrounding the treatment for a modification or an exchange of a freestanding equity-classified written call option. The amendments also provide guidance for the recognition and measurement of earnings-per-share (“EPS”) for certain modifications or exchanges of freestanding equity-classified written call options for entities that present EPS. The amendments do not affect a holder’s accounting for freestanding call options. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption was permitted, including adoption in an interim period. The Company adopted the new guidance on January 1, 2022. The Company did not have any modifications or exchanges of freestanding written call options classified in equity during the reporting period and therefore did not have an impact on its financial statements.
Recent Accounting Pronouncements Not Yet Adopted
The Company did not have any applicable recent accounting pronouncements not yet adopted.

3. Fair Value Measurements
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value as of March 31, 2022 and December 31, 2021 because of the relatively short duration of these instruments.
The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period.

Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes the assets measured at fair value as of March 31, 2022 and December 31, 2021:

	Fair value measurements on a recurring basis March 31, 2022
	Level 1	Level 2	Level 3	Total

	(In thousands)
Financial assets:
Cash and cash equivalents:
Money market account	$230,003	$—	$—	$230,003
Total financial assets	$230,003	$—	$—	$230,003

	Fair value measurements on a recurring basis December 31, 2021
	Level 1	Level 2	Level 3	Total

	(In thousands)
Financial assets:
Cash and cash equivalents:
Money market account	$241,157	$—	$—	$241,157
Total financial assets	$241,157	$—	$—	$241,157
As of March 31, 2022, the fair value of the 2026 Convertible Notes and 2028 Convertible Notes, as further described in Note 8, “Debt”, was approximately $309.5 million and $164.8 million, respectively. As of December 31, 2021, the fair value of the 2026 Convertible Notes and the 2028 Convertible Notes was approximately $427.1 million and $194.2 million, respectively. The fair value was determined based on the closing price for the Convertible Notes on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.

4. Financial Statement Components
Accounts receivable, net of allowances consist of the following:

	As of March 31,	As of December 31,
	2022	2021

	(In thousands)
Trade accounts receivable	$32,256	$31,036
Unbilled accounts receivable	35,515	31,786
Allowance for doubtful accounts and reserve for expected credit losses	(1,680)	(1,661)
Other accounts receivable	2,736	411
Total accounts receivable, net	$68,827	$61,572

Components of allowance for doubtful accounts and reserve for expected credit losses are as follows:

Notes to Condensed Consolidated Financial Statements (continued)

	Three months ended March 31,
	2022	2021

	(In thousands)
Allowance for doubtful accounts:
Balance, beginning of period	$(1,661)	$(1,203)
Charged to bad debt expense	(141)	(48)
Deductions (1)	111	10
Impact of foreign currency translation	11	23
Balance, end of period	$(1,680)	$(1,218)

________________________
(1) Write off of uncollectible accounts after all collection efforts have been exhausted.

Accrued expenses and other current liabilities consisted of the following:

	As of March 31,	As of December 31,
	2022	2021

	(In thousands)
Accrued expense	$31,571	$31,264
Accrued compensation and benefits	11,731	19,042
Accrued sales, use, VAT and telecommunications related taxes	17,429	11,046
Current portion of finance lease	170	177
Other accrued expenses	4,579	4,392
Total accrued expenses and other current liabilities	$65,480	$65,921

5. Right-of-Use Asset and Lease Liabilities
Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company determines if an arrangement is a lease at inception. ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease expense attributable to lease payments is recognized on a straight-line basis over the lease term and is included in general and administrative expense on the Company’s condensed consolidated statements of operations. Finance leases result in the recognition of depreciation expense, which is recognized on a straight-line basis over the expected life of the leased asset, and interest expense, which is recognized following an effective interest rate method. Depreciation expense attributable to finance leases is included in general and administrative expense on the Company’s condensed consolidated statements of operations. The Company presents the operating leases in long-term assets and current and long-term liabilities in the accompanying condensed consolidated balance sheets. Finance leases are reported in property, plant and equipment, net, accrued expenses and other current liabilities, and other liabilities on the Company’s condensed consolidated balance sheets.

Notes to Condensed Consolidated Financial Statements (continued)

The Company sub-leases approximately 17,073 square feet of office space to a related party, Relay, Inc. (f/k/a Republic Wireless, Inc.) (“Relay”). Future minimum sub-lease receipts required under the non-cancellable lease are as follows:

As of March 31,
2022

(In thousands)
2022 (remaining)	$134
As of March 31, 2022, the Company had various leased properties in the United States and internationally, with remaining lease terms of four months to 4.75 years, some of which include options to extend the leases for up to 5 years. None of the options to extend the leases are recognized in operating lease ROU assets or lease liabilities. The Company has one lease with an early-termination option, which it does not expect to exercise.
The components of lease expense recorded in general and administrative expenses in the consolidated statement of operations were as follows:

	Three months ended March 31,
	2022	2021

	(In thousands)
Operating lease cost	$2,138	$1,614
Finance lease cost:
Depreciation of assets	50	47
Interest on lease liabilities	3	—
Sublease income	(96)	(96)
Total net lease cost	$2,095	$1,565
During the three months ended March 31, 2022 and 2021, short-term operating lease expense was $0.1 million and $0.3 million, respectively.

Notes to Condensed Consolidated Financial Statements (continued)

Supplemental balance sheet information related to leases was as follows:

		As of March 31,	As of December 31,
Leases	Classification	2022	2021

		(In thousands)
Assets:
Operating lease assets	Operating right-of-use asset, net (1)	$15,419	$14,061
Finance lease assets	Property, plant and equipment, net (2)	358	373
Total leased assets		$15,777	$14,434

Liabilities:
Current
Operating	Operating lease liability, current	$7,208	$5,807
Finance	Accrued expenses and other current liabilities	170	177
Non-current
Operating	Operating lease liability, net of current portion	10,711	10,958
Finance	Other liabilities	195	202
Total lease liabilities		$18,284	$17,144
________________________
(1) Operating lease assets are recorded net of accumulated amortization of $16.4 million and $14.8 million as of March 31, 2022 and December 31, 2021, respectively.
(2) Finance lease assets are recorded net of accumulated depreciation of $0.3 million and $0.2 million as of March 31, 2022 and December 31, 2021, respectively.

Supplemental cash flow and other information related to leases was as follows:

	Three months ended March 31,
	2022	2021

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,112	$1,371
Financing cash flows from finance leases	48	44
	$2,160	$1,415

Weighted average remaining lease term (in years)
Operating leases	2.64	3.53
Finance leases	2.46	2.86

Weighted average discount rate
Operating leases	4.57%	4.81%
Finance leases	3.93%	4.00%

Notes to Condensed Consolidated Financial Statements (continued)

Maturities of lease liabilities were as follows:

	As of March 31,
	2022
	Operating Leases	Finance Leases

	(In thousands)
2022 (remaining)	$5,731	$145
2023	8,371	129
2024	2,636	85
2025	1,611	21
2026	679	2
Total lease payments	19,028	382
Less: imputed interest	(1,109)	(17)
Total lease obligations	17,919	365
Less: current obligations	(7,208)	(170)
Long-term lease obligations	$10,711	$195

On June 4, 2021, the Company purchased approximately 40 acres of undeveloped land (the “Property”) in Raleigh, North Carolina, from the State of North Carolina (the “State”) for $30.0 million. Additionally, as consideration for the Property, the Company agreed to construct, at its expense, a parking lot and related improvements (the “Parking Improvements”) on land owned by the State adjacent to the Property. Subsequent to the purchase of the Property, the Company sold a portion of the Property constituting approximately 23.76 acres (the “Conveyed Parcel”) to USEF Edwards Mill Owner, LLC (the “Developer”) for $17.5 million. The Company retained approximately 17.06 acres of the Property, which was recorded at cost and is included in the Company’s condensed consolidated balance sheet as a component of property, plant and equipment, net. A lease incentive of $5.8 million was recognized for the difference between the consideration received from the Developer for the Conveyed Parcel and the cost basis of the Conveyed Parcel and is included as a component of other liabilities on the condensed consolidated balance sheet.
On May 27, 2021, the Company entered into a Lease Agreement (the “Lease”) with the Developer for the Conveyed Parcel, together with improvements for office and related infrastructure to be constructed thereon, collectively constituting approximately 534,000 gross square feet (the “Project”). The lease became effective upon closing of the sale of the Conveyed Parcel to the Developer. When construction of the Project is completed, the Company intends to relocate its corporate headquarters to the Project. The lease term will commence upon substantial completion of the final building to be delivered, as evidenced by a certificate of occupancy issued by the City of Raleigh (the “Commencement Date”), and continue for a period of twenty (20) years (the “Initial Term”). It is anticipated that the Commencement Date will occur in June 2023. The Company has the option to renew the Initial Term for two ten-year periods at a rental rate equal to 100% of the then-prevailing market rental rate for comparable buildings in the Raleigh, North Carolina, market. Upon the effective date, the Company deposited $2.5 million with the Developer as security on the lease. The deposit is included in other long-term assets on the Company’s condensed consolidated balance sheet. Additionally, the Company placed $3.0 million in escrow to fund the certain tenant improvements expected to be constructed as part of the development of the Project.
No right-of-use assets or lease liabilities have been recognized in connection with the lease as of March 31, 2022. Future lease payments are included in Note 12, “Commitments and Contingencies”.

Notes to Condensed Consolidated Financial Statements (continued)

6. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	As of March 31,	As of December 31,
	2022	2021

	(In thousands)
Furniture and fixtures	$2,202	$2,240
Computer and office equipment	5,399	5,419
Telecommunications equipment	73,182	76,963
Leasehold improvements	6,245	6,970
Software	6,299	6,942
Internal-use software development	22,361	22,917
Automobile	628	616
Land	18,421	17,269
Total cost	134,737	139,336
Less—accumulated depreciation	(66,184)	(69,732)
Total property, plant and equipment, net	$68,553	$69,604
The Company capitalized $0.7 million and $1.1 million of software development costs for the three months ended March 31, 2022 and 2021, respectively.
Amortization expense related to capitalized software development costs $0.5 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, unamortized implementation costs related to cloud computing arrangements are $0.4 million, of which $0.1 million are included in prepaid expenses and other current assets and $0.3 million are included in other long-term assets.
The Company leases automobiles under leases accounted for as finance leases with expiration dates ranging from June 5, 2022 to February 21, 2026. As of March 31, 2022, cost and accumulated depreciation of the assets under finance leases recorded by the Company were $0.6 million and $0.3 million, respectively.
The Company recognized depreciation expense, which includes amortization of capitalized software development costs, as follows:

	Three months ended March 31,
	2022	2021

	(In thousands)
Cost of revenue	$3,376	$3,146
Research and development	592	453
Sales and marketing	334	284
General and administrative	302	293
Total depreciation expense	$4,604	$4,176

Notes to Condensed Consolidated Financial Statements (continued)

7. Intangible Assets
Intangible assets, net consisted of the following as of March 31, 2022:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Amortization Period

	(In thousands)			(In years)
Customer relationships	$152,005	$(19,135)	$132,870	15 - 20
Developed technology	80,234	(11,366)	68,868	10
Other, definite lived	2,828	(2,828)	—	2 - 7
Licenses, indefinite lived	764	—	764	Indefinite
Total intangible assets, net	$235,831	$(33,329)	$202,502
Intangible assets, net consisted of the following as of December 31, 2021:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Amortization Period

	(In thousands)			(In years)
Customer relationships	$155,081	$(16,861)	$138,220	15 - 20
Developed technology	82,548	(10,315)	72,233	10
Other, definite lived	3,158	(3,158)	—	2 - 7
Licenses, indefinite lived	764	—	764	Indefinite
Total intangible assets, net	$241,551	$(30,334)	$211,217

Notes to Condensed Consolidated Financial Statements (continued)

The Company recognized amortization expense as follows:

	Three months ended March 31,
	2022	2021

	(In thousands)
Cost of revenue	$2,032	$2,176
Sales and marketing	2,534	2,692
Total amortization expense	$4,566	$4,868

The remaining weighted average amortization period for definite lived intangible assets is 11.8 years.
Future estimated amortization expense for definite lived intangible assets is as follows:

As of March 31,
2022

(In thousands)
2022 (remaining)	$13,488
2023	17,984
2024	17,984
2025	17,984
2026	17,984
Thereafter	116,314
$201,738

8. Debt
Convertible Senior Notes and Capped Call Transactions
2026 Convertible Notes
On February 28, 2020, the Company issued $400 million aggregate principal amount of 0.25% Convertible Notes due March 1, 2026 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act (the “2026 Convertible Notes”). The interest on the 2026 Convertible Notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2020.
The 2026 Convertible Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the indenture governing the 2026 Convertible Notes (the “2026 Indenture”) or if the 2026 Convertible Notes are not freely tradeable as required by the 2026 Indenture. The 2026 Convertible Notes will mature on March 1, 2026, unless earlier repurchased, redeemed by the Company, or converted pursuant to their terms. The total net proceeds from the 2026 Convertible Notes, after deducting initial purchaser discounts, costs related to the 2026 Capped Calls (as defined herein), and debt issuance costs, paid by the Company, were approximately $344.7 million.
Each $0.001 principal amount of the 2026 Convertible Notes is initially convertible into 10.9857 shares of the Company’s Class A common stock, par value $0.001 per share, which is equivalent to an initial conversion price of approximately $91.03 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change, as defined in the 2026 Indenture, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its

Notes to Condensed Consolidated Financial Statements (continued)

2026 Convertible Notes in connection with such make-whole fundamental change or during the relevant redemption period.
The 2026 Convertible Notes will be redeemable in whole or in part at the Company’s option on or after March 6, 2023, but before the fortieth (40th) scheduled trading day before the maturity date, at a cash redemption price equal to 100% of the principal amount of the 2026 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, if the last reported sale price of the Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including, the trading day immediately before the date the redemption notices were sent; and the trading day immediately before such notices were sent.
Prior to the close of business on the business day immediately preceding September 1, 2025, the 2026 Convertible Notes may be convertible at the option of the holders only under the following circumstances:
(1)during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price per share of the Company’s Class A common stock exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
(2)during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) in which the trading price per $0.001 principal amount of 2026 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s Class A common stock on such trading day and the conversion rate on such trading day;
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
Prior to and during the nine months ended September 30, 2021, the conditional conversion feature of the 2026 Convertible Notes was triggered as the last reported sale price of the Company’s Class A common stock was more than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on or after June 30, 2020 (the last trading day of the calendar quarter), and therefore the 2026 Convertible Notes were convertible, in whole or in part, at the option of the holders between July 1, 2020 through September 30, 2021. The conditional conversion feature of the 2026 Convertible Notes was not triggered from October 1, 2021 through March 31, 2022 as the last reported sale price of the Company’s Class A common stock was not more than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days (the last trading day of the calendar quarter). Whether the 2026 Convertible Notes will be convertible following such period will depend on the satisfaction of this condition or another conversion condition in the future. The Company continues to classify the 2026 Convertible Notes as a long-term liability in its condensed consolidated balance sheet as of March 31, 2022, based on contractual settlement provisions.
Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Class A common stock, or a combination of cash and shares of Class A common stock, at the Company’s election. It is the Company’s current intent to settle the principal amount of the 2026 Convertible Notes with cash.

Notes to Condensed Consolidated Financial Statements (continued)

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
In accounting for the issuance of the 2026 Convertible Notes, prior to the adoption of ASU 2020-06, the Company separated the 2026 Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $125.2 million and was determined by deducting the fair value of the liability component from the par value of the 2026 Convertible Notes. The difference represented the debt discount that was amortized to interest expense at an effective interest rate of 6.763% over the term of the 2026 Convertible Notes. The carrying amount of the equity component was $57.5 million and is recorded in additional paid-in-capital. The equity component was not remeasured as long as it continued to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, was amortized to interest expense at an annual effective interest rate of 6.907% over the contractual terms of the 2026 Convertible Notes. Upon adoption of ASU 2020-06 on January 1, 2022, the Company reversed the separation of the debt and equity component representing the conversion option and accounted for the 2026 Convertible Notes in their entirety as debt. The Company also reversed the amortization of the debt discount, with a cumulative adjustment to retained earnings on the adoption date.
In accounting for the transaction costs related to the 2026 Convertible Notes, prior to the adoption of ASU 2020-06, the Company allocated the total amount incurred to the liability and equity components of the 2026 Convertible Notes based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component were approximately $8.2 million, were recorded as an additional debt discount and are amortized to interest expense using the effective interest method over the contractual terms of the 2026 Convertible Notes. Issuance costs attributable to the equity component of $3.7 million were netted with the equity component in stockholders’ equity. Upon adoption of ASU 2020-06 on January 1, 2022, the Company reversed the allocation of the issuance costs to the equity component and accounted for the entire amount as debt issuance cost that will be amortized as interest expense at an effective interest rate of 0.513% for the term of the 2026 Convertible Notes with a cumulative adjustment to retained earnings on the adoption date.
2028 Convertible Notes
On March 16, 2021, the Company issued $250 million aggregate principal amount of 0.50% Convertible Notes due April 1, 2028 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act (the “2028 Convertible Notes” and, together with the 2026 Convertible Notes, the “Convertible Notes”). The interest on the 2028 Convertible Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021.
The 2028 Convertible Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the indenture governing the 2028 Convertible Notes (the “2028 Indenture”) or if the 2028 Convertible Notes are not freely tradeable as required by the 2028 Indenture. The 2028 Convertible Notes will mature on April 1, 2028, unless earlier repurchased, redeemed by the Company, or converted pursuant to their terms. The total net proceeds from the 2028 Convertible Notes, after deducting initial purchaser discounts, costs related to the 2028 Capped Calls (as defined herein), and debt issuance costs, paid by the Company, were approximately $217 million.
Each $0.001 principal amount of the 2028 Convertible Notes is initially convertible into 5.5781 shares of the Company’s Class A common stock, par value $0.001 per share, which is equivalent to an initial conversion price of approximately $179.27 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the

Notes to Condensed Consolidated Financial Statements (continued)

occurrence of a make-whole fundamental change, as defined in the 2028 Indenture, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2028 Convertible Notes in connection with such make-whole fundamental change or during the relevant redemption period.
The 2028 Convertible Notes will be redeemable in whole or in part at the Company’s option on or after April 6, 2025, but before the fortieth (40th) scheduled trading day before the maturity date, at a cash redemption price equal to 100% of the principal amount of the 2028 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, if the last reported sale price of the Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including, the trading day immediately before the date the redemption notices were sent; and the trading day immediately before such notices were sent.
On or after April 6, 2025 until the close of business on the scheduled trading day immediately preceding the maturity date, the 2028 Convertible Notes may be convertible at the option of the holders only under the following circumstances:
(1)during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price per share of the Company’s Class A common stock exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
(2)during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) in which the trading price per $0.001 principal amount of 2028 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s Class A common stock on such trading day and the conversion rate on such trading day;
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
Prior to and during the three months ended March 31, 2022, the conditional conversion feature of the 2028 Convertible Notes was not triggered as the last reported sale price of the Company’s Class A common stock was not more than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days (the last trading day of the calendar quarter). Whether the 2028 Convertible Notes will be convertible following such period will depend on the satisfaction of this condition or another conversion condition in the future. The Company continues to classify the 2028 Convertible Notes as a long-term liability in its condensed consolidated balance sheet as of March 31, 2022, based on contractual settlement provisions.
Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Class A common stock, or a combination of cash and shares of Class A common stock, at the Company’s election. It is the Company’s current intent to settle the principal amount of the 2028 Convertible Notes with cash.
No sinking fund is provided for the 2028 Convertible Notes. Upon the occurrence of a fundamental change (as defined in the 2028 Indenture) prior to the maturity date, holders may require the Company to repurchase all or a portion of the 2028 Convertible Notes for cash at a price equal to the principal amount of the 2028 Convertible

Notes to Condensed Consolidated Financial Statements (continued)

Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
In accounting for the issuance of the 2028 Convertible Notes, prior to the adoption of ASU 2020-06, the Company separated the 2028 Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $66.9 million and was determined by deducting the fair value of the liability component from the par value of the 2028 Convertible Notes. The difference represents the debt discount that was amortized to interest expense at an effective interest rate of 5.125% over the term of the 2028 Convertible Notes. The carrying amount of the equity component was $39.4 million and was recorded in additional paid-in-capital. The equity component was not remeasured as long as it continued to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, was amortized to interest expense at an annual effective interest rate of 4.959% over the contractual terms of the 2028 Convertible Notes. Upon adoption of ASU 2020-06 on January 1, 2022, the Company reversed the separation of the debt and equity component representing the conversion option and accounted for the 2028 Convertible Notes in their entirety as debt. The Company also reversed the amortization of the debt discount, with a cumulative adjustment to retained earnings on the adoption date
In accounting for the transaction costs related to the 2028 Convertible Notes, prior to the adoption of ASU 2020-06, the Company allocated the total amount incurred to the liability and equity components of the 2028 Convertible Notes based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component were approximately $5.5 million, were recorded as an additional debt discount and are amortized to interest expense using the effective interest method over the contractual terms of the 2028 Convertible Notes. Issuance costs attributable to the equity component of $2.0 million were netted with the equity component in stockholders’ equity. Upon adoption of ASU 2020-06 on January 1, 2022, the Company reversed the allocation of the issuance costs to the equity component and accounted for the entire amount as debt issuance cost that will be amortized as interest expense at an effective interest rate of 0.442% for the term of the 2028 Convertible Notes with a cumulative adjustment to retained earnings on the adoption date.
As discussed above, upon adoption of ASU 2020-06, the Company reversed the separation of the debt and equity components of the 2026 and 2028 Convertible Notes, and accounted for the Convertible Notes wholly as debt. Additionally, the issuance costs of the 2026 and 2028 Convertible Notes were accounted for as debt issuance costs in their entirety. There is no longer a net carrying amount for the equity component as of the adoption date, January 1, 2022.
The net carrying amount of the liability components of the 2026 and 2028 Convertible Notes were as follows:

Notes to Condensed Consolidated Financial Statements (continued)

	As of March 31,	As of December 31,
	2022	2021

2026 Convertible Notes:	(In thousands)
Principal	$400,000	$400,000
Unamortized discount	—	(92,034)
Unamortized debt issuance costs	(7,831)	(6,043)
2026 Convertible Notes net carrying amount	$392,169	$301,923

2028 Convertible Notes:
Principal	$250,000	$250,000
Unamortized discount	—	(60,488)
Unamortized debt issuance costs	(6,442)	(4,995)
2028 Convertible Notes net carrying amount	$243,558	$184,517
Total net carrying amount	$635,727	$486,440
The net carrying amount of the equity components of the 2026 and 2028 Convertible Notes were as follows:

	As of March 31,	As of December 31,
	2022	2021

2026 Convertible Notes:	(In thousands)
Proceeds allocated to the conversion options (debt discount)	$—	$125,152
Issuance costs	—	(3,742)
2026 Convertible Notes net carrying amount	$—	$121,410

2028 Convertible Notes:
Proceeds allocated to the conversion options (debt discount)	$—	$66,908
Issuance costs	—	(2,019)
2028 Convertible Notes net carrying amount	$—	$64,889
Total net carrying amount	$—	$186,299

Notes to Condensed Consolidated Financial Statements (continued)

The following table sets forth the interest expense recognized related to the 2026 and 2028 Convertible Notes:

	Three months ended March 31,
	2022	2021

2026 Convertible Notes:	(In thousands)
Contractual interest expense	$250	$250
Amortization of debt discount (1)	—	4,510
Amortization of debt issuance costs	495	296
Total interest expense related to the 2026 Convertible Notes	$745	$5,056

2028 Convertible Notes:
Contractual interest expense	$313	$52
Amortization of debt discount (1)	—	333
Amortization of debt issuance costs	265	28
Total interest expense related to the 2028 Convertible Notes	$578	$413
Total interest expense	$1,323	$5,469
(1) Upon adoption of ASU 2020-06, the debt discount associated with the equity component on convertible debt outstanding was reversed, which resulted in a decrease in the amount of non-cash interest expense to be recognized going forward.

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

Notes to Condensed Consolidated Financial Statements (continued)

existing and future indebtedness and other liabilities, including trade payables, and preferred equity, if any, of the Company’s subsidiaries.

9. Geographic Information
The Company’s long-lived assets were primarily held in the United States as of March 31, 2022 and December 31, 2021. As of March 31, 2022 and December 31, 2021, long-lived assets held outside of the United States were $11.9 million and $9.2 million, respectively.
The Company generates its revenue primarily in the United States. Revenue by geographic area is detailed in the table below (which is determined based on the customer billing address):

	Three months ended March 31,
	2022	2021

	(In thousands)
United States	$115,885	$100,798
International	15,479	12,681
Total	$131,364	$113,479

10. Stockholders’ Equity
Preferred Stock
As of March 31, 2022 and December 31, 2021, the Company had authorized 10,000,000 shares of undesignated preferred stock, par value $0.001, of which no shares were issued and outstanding.
Common Stock
As of March 31, 2022 and December 31, 2021, the Company had authorized 100,000,000 shares of Class A common stock, par value $0.001 per share, with one vote per share and 20,000,000 shares of Class B common stock, par value $0.001 per share, with ten votes per share.
As of March 31, 2022, 23,309,031 and 1,965,170 shares of Class A common stock and Class B common stock, respectively, were issued and outstanding.
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

Notes to Condensed Consolidated Financial Statements (continued)

Reserved Shares
The Company had reserved shares of Class A common stock for issuance under stock-based award agreements as follows:

	As of March 31,	As of December 31,
	2022	2021
Stock options issued and outstanding	164,114	180,209
Nonvested restricted stock units issued and outstanding	793,848	344,486
Stock-based awards available for grant under the 2017 Plan	3,625,235	3,060,674
	4,583,197	3,585,369

11. Stock-Based Compensation
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
2017 Incentive Award Plan
The Company’s 2017 Incentive Award Plan (the “2017 Plan”) became effective on November 9, 2017. The 2017 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, dividend equivalents, restricted stock units, and other stock or cash based awards to employees, consultants and directors of the Company. A total of 1,050,000 shares of the Company’s Class A common stock were originally reserved for issuance under the 2017 Plan. These available shares automatically increase each January 1, beginning on January 1, 2018, by 5% of the number of shares of the Company’s Class A common stock outstanding on the final day of the immediately preceding calendar year. On January 1, 2022, the shares available for grant under the 2017 Plan were automatically increased by 1,158,900 shares.
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

Notes to Condensed Consolidated Financial Statements (continued)

Stock Options
The following summarizes the stock option activity for the periods presented:

	Number of options outstanding	Weighted- average exercise price (Per share)	Weighted- average remaining contract life (In years)	Aggregate intrinsic value (In thousands)
Outstanding as of December 31, 2021	180,209	$10.14	3.39	$11,104
Granted	—	—
Exercised	(16,095)	7.79
Forfeited or cancelled	—	—
Outstanding as of March 31, 2022	164,114	$10.37	3.31	$3,613

Options vested and exercisable at March 31, 2022	164,114	$10.37	3.31	$3,613
Options vested and expected to vest as of March 31, 2022	164,114	$10.37	3.31	$3,613

	Three months ended March 31,
	2022	2021

	(In thousands)
Aggregate intrinsic value of stock options exercised	$576	$7,697
Total estimated grant date fair value of options vested	—	21
Aggregate intrinsic value is computed based on the difference between the option exercise price and the fair value of the Company’s common stock as of March 31, 2022, based on the Company’s Class A common stock price as reported on the NASDAQ Global Select Market.
No options were granted for the quarter ended March 31, 2022 and 2021.
As of March 31, 2022, the Company had no unrecognized compensation cost related to non-vested stock options. All outstanding stock options are fully vested.
Restricted Stock Units
The following summarizes the RSU activity for the period presented:

	Number of awards outstanding	Weighted-average grant date fair value (Per share)
Nonvested RSUs as of December 31, 2021	344,486	$82.38
Granted	627,724	62.66
Vested	(144,977)	56.09
Forfeited or cancelled	(33,385)	77.34
Nonvested RSUs as of March 31, 2022	793,848	$71.99
As of March 31, 2022, total unrecognized compensation cost related to non-vested RSUs was $53.2 million, which will be amortized over a weighted-average period of 3.34 years.

Notes to Condensed Consolidated Financial Statements (continued)

Stock-Based Compensation Expense
The Company recognized total stock-based compensation expense as follows:

	Three months ended March 31,
	2022	2021

	(In thousands)
Cost of revenue	$99	$101
Research and development	1,868	1,080
Sales and marketing	899	710
General and administrative	2,480	2,499
Total	$5,346	$4,390

12. Commitments and Contingencies
Operating Leases
The Company leases office space under operating lease agreements that expire over the next 4.75 years. See Note 5, “Right-of-Use Asset and Lease Liabilities” to the condensed consolidated financial statements, for additional details on the Company’s operating lease commitments.
Contractual Obligations
On October 25, 2015, the Company entered into an agreement with a telecommunications service provider. The service agreement requires the Company to pay a monthly recurring charge associated with the services received. The service agreement is non-cancellable and contains annual minimum commitments. On August 1, 2020, the Company amended the agreement to require annual minimum commitments of $0.3 million and $0.6 million in 2022 and 2021, respectively. In addition, as of March 31, 2022, the Company has $13.7 million in other non-cancellable purchase obligations, consisting of primarily network equipment maintenance and software license contracts, of which $10.0 million will be fulfilled within one year.
On May 27, 2021, the Company entered into the Lease with the Developer for the Conveyed Parcel, together with the Project. The respective obligations of the Company and the Developer under the Lease were conditioned upon the Developer acquiring fee simple title to the Conveyed Parcel, which occurred on June 4, 2021. The Lease term will commence upon the Commencement Date and continue for the Initial Term. It is anticipated that the Commencement Date will occur in June 2023. If the Commencement Date does not occur within one hundred twenty (120) days from the scheduled Commencement Date, the Company shall be entitled to certain rent abatements, as described in the Lease. If the Commencement Date is not delivered within twelve (12) months of the scheduled Commencement Date, the Company may terminate the Lease.
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

13. Employee Benefit Plans
The Company sponsors a U.S. defined contribution 401(k), which allows eligible U.S.-based employees to defer a portion of their compensation. The Company, at its discretion, may make matching contributions. With the acquisition of Voxbone S.A. on November 1, 2020, the Company assumed sponsorship for Voxbone S.A.’s U.S. defined contribution 401(k). In connection with that acquisition, the Company also assumed sponsorship for a non-U.S. defined contribution plan for which it pays fixed contributions into a separate entity. The Company has no legal or constructive obligations to pay further contributions if the fund does not hold sufficient assets to pay all employees the benefits relating to employee service in the current or prior periods. The contributions are recognized as employee benefit expense when they are due. The Company made matching contributions for the defined contribution plans of $1.2 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively.
In addition, as a result of the acquisition of Voxbone S.A., the Company assumed sponsorship for Voxbone S.A.’s non-U.S. defined benefit pension plans. The liability recognized is the present value of the defined benefit obligation at the end of the reporting period less the fair value of the plan assets and is included in other liabilities in the accompanying condensed consolidated balance sheets. The defined benefit obligation is calculated annually by an independent actuary using the Projected Unit Credit Method.
The Company reports the service cost component of net periodic benefit cost in the same line item as other compensation costs arising from the services rendered by the employee and records the other components of net periodic benefit cost in other expense, net.
Pretax amounts for net periodic benefit cost and other amounts for the defined benefit pension plans consisted of the following components:

	Three months ended March 31,
	2022	2021

	(In thousands)
Service cost	$70	$103
Interest cost	9	5
Return on plan assets	(7)	(4)
Net periodic pension cost	72	104
Total recognized in net periodic benefit cost and included in other comprehensive loss	$72	$104

Defined benefit cost:
Expected long-term rate of return on plan assets	0.90%	0.50%

Notes to Condensed Consolidated Financial Statements (continued)

14. Income Taxes
At the end of each interim reporting period, the Company determines the income tax provision by using an estimate of the annual effective tax rate, adjusted for discrete items occurring in the quarter. The effective income tax rate reflects the effect of federal, state, and foreign income taxes and the permanent impacts of differences in book and tax accounting.
The Company’s effective tax rate was (2.7)% and 5.9% for the three months ended March 31, 2022 and 2021, respectively. The change in tax rate is primarily due to the recognition of current tax liability in the U.S. for the three months ended March 31, 2022 without recognizing any tax benefit of corresponding deferred tax assets as a result of the Company’s valuation allowance. The Company continues to maintain a valuation allowance for its U.S. federal and state net deferred tax assets.
Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established.
The Company’s effective tax rate for the three months ended March 31, 2022 is lower than the U.S. federal statutory rate of 21.0% primarily due to the valuation allowance recorded against U.S. deferred tax assets.

15. Related Parties
The Company has certain involvement with Relay, Inc. (f/k/a Republic Wireless, Inc.) (“Relay”) via ongoing services arrangements, including a Facilities Sharing Agreement and a Master Services Agreement. Amounts charged under these arrangements totaled $0.4 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively, and amounts due under these arrangements totaled $0.3 million and $0.1 million as of March 31, 2022 and December 31, 2021, respectively.

16. Basic and Diluted Loss per Common Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The Company is in a net loss position for the three months ended March 31, 2022 and 2021 and therefore diluted shares equals basic shares.

Notes to Condensed Consolidated Financial Statements (continued)

The components of basic and diluted loss per share are as follows:

	Three months ended March 31,
	2022	2021

	(In thousands, except share and per share amounts)
Earnings per share
Net loss attributable to common stockholders	$(6,814)	$(5,316)
Net loss per share, basic and diluted	$(0.27)	$(0.21)
Weighted average number of common shares outstanding, basic and diluted	25,220,052	25,015,948
The following common share equivalents were excluded from the weighted average shares used to calculate net loss per common share because their effects would have been anti-dilutive:

	As of March 31,
	2022	2021
Stock options issued and outstanding	164,114	196,433
Restricted stock units issued and outstanding	793,848	405,875
Convertible senior notes (1)	5,788,805	1,812,134
Total	6,746,767	2,414,442
________________________
(1) As of March 31, 2022 and March 31, 2021, subsequent to adopting ASU 2020-06 as of January 1, 2022, the Company used the if-converted method to calculate the dilutive impact of the 2026 Convertible Notes and 2028 Convertible Notes on diluted income per share, if applicable. The Company expected to settle the principal amount of these notes in cash and any excess in shares of the Company’s Class A common stock. The diluted shares were calculated based on the initial conversion rate of 10.9857 and 5.5781 shares per $0.001 of the aggregate principal amount for the 2026 Convertible Notes and 2028 Convertible Notes, respectively. See Note 2, “Summary of Significant Accounting Policies” to the condensed consolidated financial statements, for additional details on the adoption of ASU 2020-06 and Note 8, “Debt” to the condensed consolidated financial statements, for additional details on the Company's Convertible Notes.

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
For the quarter ended March 31, 2022 and 2021, total revenue was $131 million, and $113 million, respectively, representing an increase of 16%. For the quarter ended March 31, 2022 and 2021, net loss was $7 million and $5 million, respectively. For the quarter ended March 31, 2022 and 2021, the number of active customer accounts was 3,372 and 2,999, respectively, representing a year-over-year increase of 12%.
Segment Reporting Update and Cost Alignment
As a result of certain changes in our business during the quarter ended March 31, 2022, we re-evaluated our segment reporting and determined that one segment was appropriate, rather than the previously reported segments comprising “CPaaS” and “Other”. The primary drivers for this change were the strategic alignment of our operating departments and the sale of certain immaterial legacy businesses.

Management’s Discussion and Analysis
Additionally, during the quarter ended March 31, 2022, we changed our presentation of certain costs to align with benchmarked definitions of cost of revenue, research and development, sales and marketing and general and administrative expenses. See Note 2, “Summary of Significant Accounting Policies” for additional information. For both matters, prior period information has been conformed to the current period presentation.
The following is a comparison of the change in costs to the prior period:

	Three months ended March 31, 2021
	As reported	As previously reported

	(In thousands)
Statement of Operations
Cost of revenue	$62,321	$61,328
Research and development	16,789	13,333
Sales and marketing	19,110	11,992
General and administrative	15,296	26,863

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

DDoS Attack
Beginning on September 25, 2021, our communications network was subjected to a distributed denial of service attack (the “DDoS Attack”) initially causing intermittent communications services disruptions affecting certain of our markets and customers. A DDoS attack is a malicious attempt to disrupt the normal traffic of a targeted server, service or network by overwhelming the target or its surrounding infrastructure with a flood of unwanted internet traffic from multiple sources, resulting in the slowdown or blockage of legitimate traffic. Our mitigation efforts, in conjunction with our partners from leading cybersecurity firms, have proven successful. Our network has been largely stable and operating at normal service levels since the evening of September 29, 2021, although there have been some continued intermittent disruptions.

Management’s Discussion and Analysis
Key Performance Indicators
We monitor the following key performance indicators (“KPIs”) to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. We believe the following KPIs are useful in evaluating our business:

	Three months ended March 31,
	2022	2021

	(Dollars in thousands)
Number of active customers (as of period end) (2)	3,372	2,999
Dollar-based net retention rate (2)	114%	131%
Adjusted EBITDA (1)	$8,368	$13,397
Free cash flow (1)	$(12,620)	$2,125
________________________
(1) See “Non-GAAP Financial Measures”, discussed elsewhere in Management’s Discussion and Analysis.
(2) As a result of the change in revenue segment reporting, our key performance indicators of active customers and dollar-based net retention rates disclosed in previous SEC filings, press releases and presentations prior to reporting periods ending March 31, 2022, will not be directly comparable to our key performance indicators reported going forward. To facilitate comparison between the periods presented in the table above, number of active customers and dollar-based net retention rate have been conformed to the current period methodology.
Number of Active Customer Accounts
We believe the number of active customer accounts is an important indicator of the growth of our business, the market acceptance of our platform and our future revenue trends. We define an active customer account at the end of any period as an individual account, as identified by a unique account identifier, for which we have recognized at least $100 of revenue in the last month of the period. We believe usage of our platform by an active customer at or above the $100 per month threshold is a stronger indicator of potential future engagement than trial usage at levels below $100 per month. A single organization may constitute multiple unique active customer accounts if it has multiple unique account identifiers, each of which is treated as a separate active customer account. Customers who pay after using our platform and customers that have credit balances are included in the number of active customer accounts. For comparative purposes, the number of active customers presented in the table above has been updated to reflect the change in our reporting segments.
Dollar-Based Net Retention Rate
Our ability to drive growth and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with our existing customers that generate revenue and seek to increase their use of our platform. We track our performance in this area by measuring the dollar-based net retention rate for our customers who generate revenue. To calculate the dollar-based net retention rate, we first identify the cohort of customers that generate revenue and that were customers in the same quarter of the prior year. The dollar-based net retention rate is obtained by dividing the revenue generated from that cohort in a quarter, by the revenue generated from that same cohort in the corresponding quarter in the prior year. The dollar-based net retention rate reported in a quarter is then obtained by averaging the result from that quarter, by the corresponding results from each of the prior three quarters. Customers of acquired businesses are included in the subsequent year’s calendar quarter of acquisition. Our dollar-based net retention rate increases when such customers increase usage of a product, extend usage of a product to new applications or adopt a new product. Our dollar-based net retention rate decreases when such customers cease or reduce usage of a product or when we lower prices on our solutions.

Management’s Discussion and Analysis
As our customers grow their businesses and increase usage of our platform, they sometimes create multiple customer accounts with us for operational or other reasons. As such, when we identify a significant customer organization (defined as a single customer organization generating more than 1% of revenue in a quarterly reporting period) that has created a new customer, this new customer is tied to, and revenue from this new customer is included with, the original customer for the purposes of calculating this metric. For comparative purposes, the dollar-based net retention rate presented in the table above has been updated to reflect the change in our reporting segments.

Key Components of Statements of Operations
Revenue
Revenue is derived from reoccurring sources such as per minute voice usage and voice calling, per text message usage and other usage services and fees, from monthly recurring charges arising from phone number services, 911-enabled phone number services, messaging services and other services, and from other various communications services and products, indirect revenue and messaging surcharge revenue.
For the quarter ended March 31, 2022 and 2021, we generated 76%, and 74%, respectively of our revenue from reoccurring sources. The large bulk of our remaining revenue is generated from recurring monthly charges.
We recognize accounts receivable at the time the customer is invoiced. Additionally, we record a receivable for unbilled revenue if services have been delivered and are billable in subsequent periods. Unbilled revenue made up 52% and 55% of outstanding accounts receivable, net of allowance for doubtful accounts, as of March 31, 2022 and 2021, respectively.
Cost of Revenue and Gross Margin
Cost of revenue consists of fees paid to other network service providers, network operations costs, personnel costs, allocated costs of facilities and information technology, amortization of acquired technology intangibles and depreciation.
Fees paid to other network service providers arise when we purchase services such as minutes of use, phone numbers, messages, porting of customer numbers and network circuits.
Network operations costs are incurred for web services and cloud infrastructure, capacity planning and management, software licenses, hardware and software maintenance fees, customer support and network-related facility rents.
Personnel costs (including non-cash stock-based compensation expenses) arise for employees who are responsible for the delivery of services, and operations and maintenance of, the communications network.
Gross margin is calculated by subtracting cost of revenue from revenue, divided by revenue, expressed as a percentage. Our cost of revenue and gross margin have been, and will continue to be, affected by several factors, including the timing and extent of our investments in our network, our ability to manage off-network minutes of use and messaging costs, changes to the mix or amount of personnel-related costs included in our cost of revenue, the product mix of revenue, the timing of amortization of capitalized software development costs and fluctuations in the price we charge our customers for services.

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
Research and Development
Research and development expenses consist of salaries and related personnel costs for the design, development, testing and enhancement of our cloud network and software products. Research and development expenses include depreciation and allocated costs for facilities and information technology utilized by our research and development staff.
Sales and Marketing
Sales and marketing expenses consist of salaries and related personnel costs, commissions, and costs related to advertising, marketing, brand awareness activities, sales support and professional services fees, and customer billing and collections functions. Sales and marketing expenses include depreciation, amortization of acquired customer relationship intangible assets, and allocated costs of facilities and information technology utilized by our sales and marketing staff.
General and Administrative
General and administrative expenses consist of salaries and related personnel costs for accounting, legal, human resources, corporate, and other administrative and compliance functions. General and administrative expenses include depreciation, expenditures for third party professional services, and allocated costs of facilities and information technology utilized by our corporate and administrative staff.
Income Taxes
For the quarter ended March 31, 2022 and 2021, our effective tax rate was (2.7)% and 5.9%, respectively. The decrease in our effective tax rate is primarily due the recognition of current tax liability in the United States for the quarter ended March 31, 2022 without recognizing any tax benefit of corresponding deferred tax assets as a result of our valuation allowance.
Judgment is required in a determination as to whether deferred tax assets will be realized in full or in part. Management assesses available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized, or when it is more likely than not that all or some deferred tax assets will not be realized and a valuation allowance must be established. As of March 31, 2022, we continue to maintain a valuation allowance for our U.S. federal and state net deferred tax assets.

Management’s Discussion and Analysis
Results of Operations

Consolidated Results of Operations
The following table sets forth the consolidated statements of operations for the periods indicated.

	Three months ended March 31,
	2022	2021
	(In thousands)
Revenue	$131,364	$113,479
Cost of revenue	75,950	62,321
Gross profit	55,414	51,158
Operating expenses:
Research and development	22,427	16,789
Sales and marketing	23,152	19,110
General and administrative	16,705	15,296
Total operating expenses	62,284	51,195
Operating loss	(6,870)	(37)
Other income (expense), net:
Interest expense, net	(1,250)	(5,410)
Other income (expense), net	1,485	(201)
Total other income (expense), net	235	(5,611)
Loss before income taxes	(6,635)	(5,648)
Income tax (provision) benefit	(179)	332
Net loss	$(6,814)	$(5,316)
The following table sets forth our results of operations as a percentage of our total revenue for the periods presented. *

	Three months ended March 31,
	2022	2021
Revenue	100%	100%
Cost of revenue	58%	55%
Gross profit	42%	45%
Operating expenses:
Research and development	17%	15%
Sales and marketing	18%	17%
General and administrative	13%	13%
Total operating expenses	47%	45%
Operating loss	(5)%	—%
Other income (expense), net:
Interest expense, net	(1)%	(5)%
Other income (expense), net	1%	—%
Total other income (expense), net	—%	(5)%
Loss before income taxes	(5)%	(5)%
Income tax (provision) benefit	—%	—%
Net loss	(5)%	(5)%
(*) Columns may not foot due to rounding.

Management’s Discussion and Analysis
Comparison of the three months ended March 31, 2022 and 2021
Revenue

	Three months ended March 31,
	2022	2021	Change

	(Dollars in thousands)
Revenue	$131,364	$113,479	$17,885	16%

For the quarter ended March 31, 2022, total revenue increased by $18 million, or 16%, compared with the same period in 2021.
Revenue from all of our offerings increased from the same period in 2021 led primarily by growth in our voice and messaging offerings of $15 million and phone number services and 911-enabled phone number services of $3 million. These increases in usage volume period-over-period yielded our dollar-based net retention rate of 114%.
Active customer accounts increased 12% to 3,372 as of March 31, 2022, as compared with 2,999 active accounts as of March 31, 2021.
Cost of Revenue and Gross Margin

	Three months ended March 31,
	2022	2021	Change

	(Dollars in thousands)
Cost of revenue	$75,950	$62,321	$13,629	22%
Gross profit	$55,414	$51,158	$4,256	8%
Total gross margin	42%	45%
For the quarter ended March 31, 2022, total gross profit increased by $4 million, or 8%, compared with the same period in 2021. Our gross margin decreased to 42% for the quarter ended March 31, 2022 from 45% for the same period in 2021. Cost of revenue increased primarily due to an increase in messaging usage costs of $14 million from increased cost per message and higher messaging sales volume.

Operating Expenses

	Three months ended March 31,
	2022	2021	Change

	(Dollars in thousands)
Research and development	$22,427	$16,789	$5,638	34%
Sales and marketing	23,152	19,110	4,042	21%
General and administrative	16,705	15,296	1,409	9%
Total operating expenses	$62,284	$51,195	$11,089	22%
As a percentage of revenue, total operating expenses for the quarter ended March 31, 2022 and 2021, were 47% and 45%, respectively.
For the quarter ended March 31, 2022, research and development expenses increased by approximately $6 million, or 34%, compared with the same period in 2021. This increase was primarily due to increased personnel costs of $4 million and an increase of facilities and IT expenses of $2 million.

Management’s Discussion and Analysis
For the quarter ended March 31, 2022, sales and marketing expenses increased by $4 million, or 21%, compared with the same period in 2021, primarily due to an increase in sales personnel costs of $2 million, an increase in non-headcount costs of $1 million, and an increase in facilities and IT expenses of $1 million.
For the quarter ended March 31, 2022, general and administrative expenses increased by approximately $1 million, or 9%, compared with the same period in 2021, mainly from higher non-headcount costs of $1 million.
Interest Income (Expense), Net
For the quarter ended March 31, 2022, interest expense, net of interest income, decreased by $4 million compared with the same period in 2021, primarily due to a $4 million decrease in interest expense related to the Convertible Notes. See Note 8, “Debt” to the condensed consolidated financial statements, for additional details.
Income Tax Benefit
For the quarter ended March 31, 2022, income tax expense increased by less than $1 million compared with the same period in 2021. The effective tax rate for the quarterly period ended March 31, 2022, was (2.7)% compared with 5.9% in the same period in 2021. The decrease in our effective tax rate is primarily due to the recognition of current tax liability in the U.S. for the quarter ended March 31, 2022 without recognizing any tax benefit of corresponding deferred tax assets as a result of our valuation allowance.

Liquidity and Capital Resources
Our liquidity is provided by free cash flow, derived from our cash flow from operations less expenditures for capital equipment, and supplemented by financing activities from time to time. In the last three years, we have supplemented our liquidity with proceeds from our issuance of the Convertible Notes in February 2020 and March 2021, respectively. We used a majority of the proceeds from the issuance of our 2026 Convertible Notes to consummate the acquisition of Voxbone. We believe that our cash and cash equivalents balances and the cash flows generated by our operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our belief may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section “Item 1A. Risk Factors.” We may be required to seek additional equity or debt financing in order to meet these future capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.
Our principal future commitments consist of (i) an aggregate of $650.0 million in Convertible Notes (see Note 8, “Debt” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for a discussion of our 2026 Convertible Notes and our 2028 Convertible Notes), (ii) a $496 million non-cancelable lease for our future office headquarters, which is anticipated to commence in June of 2023 (the “Headquarters Lease”), (iii) $14 million in non-cancelable purchase obligations and future minimum payments under contracts to various service providers, and (iv) $18 million in future minimum rent payments for our current office space. The initial base rent for the Headquarters Lease will be $38.79 per square foot, or approximately $21 million per annum, and will increase by 1.85% on each anniversary of the commencement date. In addition, we are required to deposit an amount equal to the final “Cost of the Work” (as defined in the lease agreement) minus the amount of allowance for certain tenant improvements (the “Excess Costs”) with USEF Edwards Mill Owner, LLC and Chicago Title Insurance Company when such amount has been determined. The final calculation of Excess Costs for the Headquarters Lease is expected to be approximately $13 million. See Note 12, “Commitments and Contingencies” to the condensed consolidated financial statements included elsewhere in this Report for future lease commitments.

Management’s Discussion and Analysis
Statement of Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
	2022	2021
	(In thousands)
Net cash (used in) provided by operating activities	$(6,695)	$10,009
Net cash (used in) provided by investing activities	(5,925)	22,116
Net cash (used in) provided by financing activities	(1,624)	215,294
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,056)	402
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(15,300)	$247,821

Cash Flows from Operating Activities
For the quarter ended March 31, 2022, net cash used in operating activities was $7 million, consisting of net loss of $7 million adjusted for non-cash items of $17 million, and offset by cash used by changes in operating assets and liabilities of $17 million.
Cash used in operating assets and liabilities included an increase in accounts receivable of $7 million, an increase in prepaid expenses and other assets of $11 million, a decrease in operating right-of-use liability of $2 million, and a increase in accrued expenses and other liabilities of $4 million.
The non-cash items included depreciation and amortization expense of $9 million, stock-based compensation expenses of $5 million, right-of-use asset amortization of $2 million, and amortization of debt discount and issuance costs of $1 million.
Cash Flows from Investing Activities
For the quarter ended March 31, 2022, net cash used in investing activities was $6 million. Cash used in investing activities included capitalized internally developed software costs of less than $1 million and purchase of property and equipment of less than $5 million.
Cash Flows from Financing Activities
For the quarter ended March 31, 2022, net cash used in financing activities was $2 million consisting primarily of $2 million in value of equity awards withheld for tax liabilities.

Off-Balance Sheet Arrangements
We do not have any holdings in variable interest entities. With the acquisition of Voxbone, we have off-balance sheet agreements for short-term office and automobile leases in the amount of $235 and $2, respectively, ending prior to June 30, 2022.

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
Non-GAAP Gross Profit and Non-GAAP Gross Margin
GAAP defines gross profit as revenue less cost of revenue. Cost of revenue includes all expenses associated with our various service offerings as more fully described under the caption “Key Components of Statements of Operations-Cost of Revenue and Gross Margin.” We define Non-GAAP gross profit as gross profit after adding back the following items:
•depreciation and amortization;
•amortization of acquired intangible assets related to acquisitions; and
•stock-based compensation
We calculate Non-GAAP gross margin by dividing Non-GAAP gross profit by revenue less pass-through messaging surcharges, expressed as a percentage of revenue.
In our calculation of Non-GAAP gross profit and Non-GAAP gross margin, we eliminate the impact of depreciation and amortization, amortization of acquired intangible assets related to acquisitions, and stock-based compensation, pass through messaging surcharges, and all non-cash items, because we do not consider them indicative of our core operating performance. The exclusion of these items facilitates comparisons of our operating performance on a period-to-period basis. Management uses Non-GAAP gross profit and Non-GAAP gross margin to evaluate operating performance and to determine resource allocation among our various service offerings. We believe Non-GAAP gross profit and Non-GAAP gross margin provide useful information to investors and others to understand and evaluate our operating results in the same manner as our management and board of directors and allows for better comparison of financial results among our competitors. Non-GAAP gross profit and Non-GAAP gross margin may not be comparable to similarly titled measures of other companies because other companies may not calculate Non-GAAP gross profit and Non-GAAP gross margin or similarly titled measures in the same manner we do.

Management’s Discussion and Analysis

	Three months ended March 31,
	2022	2021

	(In thousands)
Gross Profit	$55,414	$51,158
Gross Profit Margin %	42%	45%
Depreciation	3,376	3,146
Amortization of acquired intangible assets	2,032	2,176
Stock-based compensation	99	101
Non-GAAP Gross Profit	$60,921	$56,581
Non-GAAP Gross Margin % (1)	53%	52%
    (1) Calculated by dividing Non-GAAP gross profit by revenue less pass-through messaging surcharges of $17.4 million and $4.0 million for the quarter ended March 31, 2022 and 2021, respectively.
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
•net cost associated with early lease terminations and leases without economic benefit;
•estimated tax impact of above adjustments, net of valuation allowances; and
•loss (gain) on sale of business;
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
We believe Non-GAAP net income is a meaningful measure because by removing certain non-cash and other expenses, we are able to evaluate our operating results in a manner we believe is more indicative of the current period’s performance. We believe the use of Non-GAAP net income may be helpful to investors because it provides consistency and comparability with past financial performance, facilitates period-to-period comparisons of results of operations and assists in comparisons with other companies, many of which may use similar Non-GAAP financial information to supplement their GAAP results. In connection with the adoption of ASU No. 2020-06 on January 1, 2022, we add back cash interest expense on the Convertible Notes, as if converted at the beginning of the period, if the impact is dilutive for the purposes of calculating diluted Non-GAAP net income or loss per Non-GAAP share.

Management’s Discussion and Analysis

	Three months ended March 31,
	2022	2021

	(In thousands)
Net loss	$(6,814)	$(5,316)
Stock-based compensation	5,346	4,390
Amortization of acquired intangibles	4,566	4,868
Amortization of debt discount and issuance costs for convertible debt	760	5,167
Loss on disposal of property and equipment	155	201
Gain on sale of business	(918)	—
Estimated tax effects of adjustments (1)	(551)	(1,007)
Non-GAAP net income	$2,544	$8,303
Cash interest expense on convertible notes (2)	393	—
Numerator used to compute Non-GAAP diluted net income per share	$2,937	$8,303

Net loss per share, basic and diluted	$(0.27)	$(0.21)

Non-GAAP net income per Non-GAAP share
Basic	$0.10	$0.33
Diluted	$0.09	$0.30

Non-GAAP weighted average number of shares outstanding
Non-GAAP basic shares	25,220,052	25,015,948
Convertible debt conversion	5,788,805	1,812,134
Stock options issued and outstanding	136,770	207,541
Nonvested RSUs outstanding	—	259,520
Non-GAAP diluted shares	31,145,627	27,295,143
________________________
(1) The Non-GAAP tax-effect adjustments are calculated based on statutory tax rates, net of valuation allowance adjustments, in the jurisdictions where we have tax filings. The rate was 27.3% and 7.3% for the quarter ended March 31, 2022 and 2021, respectively.
(2) Upon the adoption of ASU 2020-06, net income is increased for cash interest expense as part of the calculation for diluted Non-GAAP earnings per share. See Note 2, “Summary of Significant Accounting Policies” to the condensed consolidated financial statements, for additional details on the adoption of ASU 2020-06.

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

Management’s Discussion and Analysis
•loss (gain) on sale of business;
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

	Three months ended March 31,
	2022	2021

	(In thousands)
Net loss	$(6,814)	$(5,316)
Income tax provision (benefit)	179	(332)
Interest expense, net	1,250	5,410
Depreciation	4,604	4,176
Amortization	4,566	4,868
Stock-based compensation	5,346	4,390
Loss on disposal of property and equipment	155	201
Gain on sale of business	(918)	—
Adjusted EBITDA	$8,368	$13,397

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

	Three months ended March 31,
	2022	2021

	(In thousands)
Net cash (used in) provided by operating activities	$(6,695)	$10,009
Net cash used in investing in capital assets (1)	(5,925)	(7,884)
Free cash flow	$(12,620)	$2,125
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
There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 25, 2022.

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
Interest Rate Risk
Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents of $316.0 million as of March 31, 2022, which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of interest bearing checking and direct deposit accounts, and money market accounts.
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
Foreign Currency Risk
The functional currencies of our foreign subsidiaries are the respective local currencies of the jurisdictions in which they operate, which are primarily the Euro and the British Pound. Approximately 12% of our total revenue was generated outside the United States for the quarter ended March 31, 2022. The majority of our revenues and operating expenses are denominated in U.S. dollars, and therefore are not currently subject to significant foreign currency risk. Our subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the year. If there is a change in foreign currency exchange rates, the conversion of our foreign subsidiaries’ financial statements into U.S. dollars would result in a realized gain or loss, which is recorded in other expense, net in our condensed consolidated statements of operations. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currencies result in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decrease if the U.S. dollar strengthens against foreign currencies.
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
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The following county or municipal governments have named us in lawsuits that remain unresolved and are associated with the collection and remittance of 911 taxes and surcharges: (a) the City and County of San Francisco, California; (b) the following Illinois jurisdictions, collectively: Cook and Kane Counties, Illinois, the City of Chicago, Illinois, and the State of Illinois; (c) the State of New York; (d) Allegheny County, Pennsylvania; and (e) the State of Rhode Island. The complaints allege that we failed to bill, collect and remit certain taxes and surcharges associated with 911 service pursuant to applicable laws.
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
•The military conflict between Russia and Ukraine may adversely affect our business.
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
•Our business and financial results may be adversely impacted by a rising rate of inflation.
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
•adverse consequences relating to the complexity of operating in multiple international jurisdictions with differing tax frameworks;
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
The military conflict between Russia and Ukraine, and the global response to this conflict, may adversely affect our business and results of operations.

In response to the military conflict between Russia and Ukraine, the U.S., U.K., E.U. and others have imposed significant new sanctions and export controls against Russia and certain Russian individuals and entities. This conflict has also resulted in significant volatility and disruptions to the global markets. It is not possible to predict the short- or long-term implications of this conflict, which could include but are not limited to further sanctions, uncertainty about economic and political stability, increases in inflation rates and energy prices, supply chain challenges and adverse effects on currency exchange rates and financial markets. In addition, the U.S government has reported that U.S. sanctions against Russia in response to the conflict could lead to an increased threat of cyberattacks against U.S. companies. These increased threats could pose risks to the security of our information technology systems, our network and our service offerings, as well as the confidentiality, availability and integrity of our data.
We have operations, as well as current and potential new customers, in Europe and have an office located in Romania. If the conflict extends beyond Ukraine or further intensifies, it could have an adverse impact on our operations in Romania or other affected areas. While we do not offer any services in Ukraine, we are continuing to monitor the situation in that country and globally as well as assess its potential impact on our business. As a result of the conflict and related sanctions and export controls, and the resulting uncertainty, we are in the process of terminating our service offerings in Russia and Belarus. Although neither Russia nor Belarus constitutes a material portion of our business, a significant escalation or further expansion of the conflict's current scope or related disruptions to the global markets could have a material adverse effect on our results of operations.
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
We, along with many other telecommunications companies and similar service providers, currently are subject to litigation regarding our billing, collection and remittance of non-income-based taxes and other similar charges regarding 911 services alleged to apply in certain states, counties, and municipalities located in California, Illinois, New York, Pennsylvania, and Rhode Island. See “Part II, Item 1. Legal Proceedings,” in this Quarterly Report on Form 10-Q. We may face similar litigation in other jurisdictions in the future. While we are vigorously defending these lawsuits, litigation is inherently uncertain. Tax assessments, penalties and interest or future requirements arising from these lawsuits, or any other lawsuits that may arise in other jurisdictions, may adversely affect our business, results of operations and financial condition.
We face a risk of litigation resulting from customer misuse of our services and software to make or send unauthorized and/or unsolicited calls and/or messages, including those in violation of the Telephone Consumer Protection Act. Customer misuse of our services and software also could damage our reputation.
Calls and/or text messages originated or passed to us by our customers may subject us to potential risks, including litigation, regulatory enforcement, fines, and reputational damage. For example, the Telephone Consumer Protection Act of 1991 (the “TCPA”) restricts telemarketing and the use of technologies that enable automatic calling and/or messaging without proper customer consent. This may result in civil claims against us, including those arising due to our customers’ use of our platform, and requests for information through third-party subpoenas or regulatory investigations. For example, we, along with other telecommunications companies, have been named as a defendant in a TCPA action relating to our alleged failure to block unsolicited phone calls to the plaintiff and putative class members. See the section titled “Part II, Item 1. Legal Proceedings.” Internationally, we also may become subject to similar laws imposing limitations on marketing calls to wireline and wireless numbers. The scope and interpretation of the laws that are or may be applicable to the making and/or delivery of calls and/or messages are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by taking mandatory actions such as obtaining proper customer consent, we could become subject to lawsuits, fines, civil penalties, potentially significant statutory damages, consent decrees, injunctions, adverse publicity, loss of user confidence in our services, loss of users and other adverse consequences, which could materially harm our business.
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
Any disruption to or termination of arrangements with key suppliers could cause delay and additional costs and could harm our relationships with current and prospective customers.
Our business is dependent on third-party suppliers for fiber, computers, software, transmission electronics and related network components, as well as providers of network colocation facilities that are integrated into our network, some of which are critical to the operation of our business. If any of these critical relationships is terminated, a supplier either exits or curtails its business as a result of economic conditions, a supplier fails to provide critical services or equipment, or the supplier is forced to stop providing equipment or services due to supply chain issues or legal constraints, such as patent infringement, and we are unable to reach suitable alternative arrangements quickly, we may experience significant additional costs or we may not be able to provide certain services to customers. If that happens, our business, results of operations and financial condition could be materially adversely affected. There can be no assurance that alternative components or equipment will be available when required or on terms that are commercially reasonable, which could extend our lead times, increase the cost of maintaining our network, result in service outages and otherwise harm our business, operating results and financial condition. We may not be able to continue to procure components at reasonable prices, which may require us to enter into longer-term contracts with component suppliers to obtain components at competitive prices. Any of the foregoing disruptions could exacerbate other risk factors and increase our costs and decrease our gross margins, harming our business, operating results and financial condition.
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
Our customer churn rate may increase.
Customer churn occurs when a customer reduces usage or discontinues service with us, whether voluntarily or involuntarily, such as a customer switching some or all of its usage to a competitor or going out of business. Changes in the economy, increased competition from other providers, cyber incidents such as the DDoS attack or issues with the quality of service we deliver can impact our customer churn rate. We cannot predict future pricing by our competitors, but we anticipate that price competition will continue. Lower prices offered by our competitors could contribute to an increase in customer churn. We cannot predict the timing, duration or magnitude of any deteriorated economic conditions or its impact on our target of customers. Higher customer churn rates could adversely affect our revenue growth. Higher customer churn rates could cause our dollar-based net retention rate to decline. A sustained and significant growth in the churn rate could have a material adverse effect on our business.
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
In addition, we believe our corporate culture has been a key contributor to our success to date. However, in this period of the “great resignation,” we have experienced and may continue to face higher than usual employee turnover rates. As we continue to grow and expand globally and navigate shifting workforce priorities, including the desire of many of our employees and prospective employees for a hybrid work model with the ability to work remotely for part of the week, and the increasing demand of employees and prospective employees for fully remote work, we may find it difficult to maintain important aspects of our corporate culture, which could negatively affect our ability to retain and recruit personnel who are essential to our future success and could ultimately have a negative impact on our ability to innovate our technology and our business. Further, as of March 31, 2022, approximately 35% of our employees have been employed by us for a year or less and we must be able to effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture.
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
Our business, operating results and cash flows may be adversely affected by a rising rate of inflation.
Due to supply chain constraints and labor shortages, including as a result of the ongoing COVID-19 pandemic, there have been recent significant inflationary trends in the cost of components, labor and freight costs, and other expenses. These inflationary pressures could affect wages, the cost and our ability to obtain components, the price of our products and services, our ability to meet customer demand, and our gross margins and operating profit. Inflation may further exacerbate other risks discussed in this “Risk Factors” section, such as risks related to our sales and marketing efforts and our ability to attract, motivate and retain sales, engineering and other key personnel. If we are unable to successfully manage the effects of inflation, our business, operating results, cash flows and financial condition may be adversely affected.
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
Prior to our initial public offering, there was no public market for shares of our Class A common stock. On November 10, 2017, we sold shares of our Class A common stock to the public at $20.00 per share. From November 10, 2017, the date that our Class A common stock began trading on the NASDAQ Global Select Market, through March 31, 2022, the trading price of our Class A common stock has ranged from $18.05 per share to $198.61 per share. The trading price of our Class A common stock may continue to be volatile and could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
None.

Item 6. Exhibits

Exhibit Index

Exhibit number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation.	Q3 10-Q	001-38285	3.1	12/14/2017
3.2	Second Amended and Restated Bylaws.	Q3 10-Q	001-38285	3.2	12/14/2017
10.1	Employment Agreement, dated February 22, 2022, between the Company and Anthony F. Bartolo.	8-K	001-38285	10.1	2/22/2022
10.2	Amended and Restated 2017 Incentive Award Plan.				Filed herewith
10.3	First Amendment to Lease Agreement, dated April 21, 2022, between Bandwidth Inc. and USEF Edwards Mill Owner, LLC.				Filed herewith
10.4	First Amendment to Escrow Agreement, dated April 21, 2022, between Bandwidth Inc., USEF Edwards Mill Owner, LLC and Chicago Title Insurance Company.				Filed herewith
31.1	Certificate of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
101.INS	XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.				Filed herewith
101.SCH	XBRL Taxonomy Schema Document.				Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith
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

BANDWIDTH INC.

Date:	May 6, 2022	By:	/s/ David A. Morken
David A. Morken
Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2022	By:	/s/ Daryl E. Raiford
Daryl E. Raiford
Chief Financial Officer
(Principal Accounting and Financial Officer)