Form 10-Q
period 2022-06-30
Bandwidth Inc.
filed 2022-08-04
CIK 1514416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of July 29, 2022, 23,338,746 shares of the registrant’s Class A common stock and 1,965,170 shares of registrant’s Class B common stock were outstanding, respectively.

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
•our beliefs regarding the impact of macroeconomic conditions, including inflationary and/or recessionary pressures, on our business and financial condition;
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
•the impact of our customers’ violation of our policies or other misuse of our platform;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BANDWIDTH INC.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	As of June 30,	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$165,310	$331,453
Restricted cash	884	836
Marketable securities	137,562	—
Accounts receivable, net of allowance for doubtful accounts	76,618	61,572
Deferred costs	3,873	3,204
Prepaid expenses and other current assets	20,366	15,820
Total current assets	404,613	412,885
Property, plant and equipment, net	69,459	69,604
Operating right-of-use asset, net	13,211	14,061
Intangible assets, net	185,855	211,217
Deferred costs, non-current	5,081	4,676
Other long-term assets	28,361	8,673
Goodwill	317,736	344,423
Total assets	$1,024,316	$1,065,539
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,543	$9,142
Accrued expenses and other current liabilities	62,329	65,921
Current portion of deferred revenue	6,520	6,248
Advanced billings	6,184	6,380
Operating lease liability, current	7,136	5,807
Total current liabilities	101,712	93,498
Other liabilities	8,081	6,018
Operating lease liability, net of current portion	8,527	10,958
Deferred revenue, net of current portion	8,310	7,634
Deferred tax liability	41,373	48,396
Convertible senior notes	636,474	486,440
Total liabilities	804,477	652,944
Stockholders’ equity:
Class A and Class B common stock	25	25
Additional paid-in capital	354,662	502,477
Accumulated deficit	(81,179)	(76,867)
Accumulated other comprehensive loss	(53,669)	(13,040)
Total stockholders’ equity	219,839	412,595
Total liabilities and stockholders’ equity	$1,024,316	$1,065,539
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Revenue	$136,489	$120,658	$267,853	$234,137
Cost of revenue	81,085	67,177	157,035	129,498
Gross profit	55,404	53,481	110,818	104,639
Operating expenses:
Research and development	24,264	16,390	46,691	33,179
Sales and marketing	23,327	20,205	46,479	39,315
General and administrative	16,863	15,952	33,568	31,248
Total operating expenses	64,454	52,547	126,738	103,742
Operating (loss) income	(9,050)	934	(15,920)	897
Other income (expense), net	2,385	(7,590)	2,620	(13,201)
Loss before income taxes	(6,665)	(6,656)	(13,300)	(12,304)
Income tax benefit (provision)	417	(272)	238	60
Net loss	$(6,248)	$(6,928)	$(13,062)	$(12,244)

Net loss per share, basic and diluted	$(0.25)	$(0.28)	$(0.52)	$(0.49)

Weighted average number of common shares outstanding, basic and diluted	25,279,615	25,096,026	25,249,998	25,056,208
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net loss	$(6,248)	$(6,928)	$(13,062)	$(12,244)
Other comprehensive (loss) income
Unrealized loss on marketable securities, net of income taxes	(338)	—	(338)	—
Foreign currency translation, net of income taxes	(29,775)	6,015	(40,291)	(17,170)
Other comprehensive (loss) income	(30,113)	6,015	(40,629)	(17,170)
Total comprehensive loss	$(36,361)	$(913)	$(53,691)	$(29,414)

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

BANDWIDTH INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Class A voting common stock		Class B voting common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	23,177,988	23	1,965,170	2	502,477	(13,040)	(76,867)	412,595
Exercises of vested stock options	16,095	—	—	—	125	—	—	125
Vesting of restricted stock units	144,977	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(30,029)	—	—	—	(1,751)	—	—	(1,751)
Adjustment to opening retained earnings due to adoption of ASU 2020-06	—	—	—	—	(156,248)	—	8,750	(147,498)
Foreign currency translation	—	—	—	—	—	(10,516)	—	(10,516)
Stock-based compensation	—	—	—	—	5,346	—	—	5,346
Net loss	—	—	—	—	—	—	(6,814)	(6,814)
Balance at March 31, 2022	23,309,031	23	1,965,170	2	349,949	(23,556)	(74,931)	251,487
Exercises of vested stock options	4,287	—	—	—	37	—	—	37
Vesting of restricted stock units	28,351	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(7,005)	—	—	—	(145)	—	—	(145)
Unrealized loss on marketable securities	—	—	—	—	—	(338)	—	(338)
Foreign currency translation	—	—	—	—	—	(29,775)	—	(29,775)
Stock-based compensation	—	—	—	—	4,821	—	—	4,821
Net loss	—	—	—	—	—	—	(6,248)	(6,248)
Balance at June 30, 2022	23,334,664	$23	1,965,170	$2	$354,662	$(53,669)	$(81,179)	$219,839
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(13,062)	$(12,244)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	18,087	18,245
Non-cash reduction to the right-of-use asset	3,724	2,785
Amortization of debt discount and issuance costs	1,533	12,308
Stock-based compensation	10,167	7,767
Deferred taxes and other	(2,187)	549
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(16,672)	(8,159)
Prepaid expenses and other assets	(10,497)	(4,486)
Accounts payable	11,742	1,118
Accrued expenses and other liabilities	1,433	(6,188)
Operating right-of-use liability	(3,944)	(2,850)
Net cash provided by operating activities	324	8,845
Cash flows from investing activities
Purchase of property and equipment	(9,035)	(7,703)
Deposits for construction in progress	(14,545)	(3,000)
Capitalized software development costs	(1,231)	(2,404)
Purchase of land	—	(30,017)
Proceeds from sale of land	—	17,462
Purchase of marketable securities	(137,786)	—
Proceeds from sales and maturities of other investments	—	40,000
Net cash (used in) provided by investing activities	(162,597)	14,338
Cash flows from financing activities
Payments on finance leases	(126)	(105)
Proceeds from issuance of convertible senior notes	—	250,000
Purchase of Capped Call	—	(25,500)
Payment of debt issuance costs	(487)	(7,544)
Proceeds from exercises of stock options	162	802
Value of equity awards withheld for tax liabilities	(1,937)	(3,456)
Net cash (used in) provided by financing activities	(2,388)	214,197
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,434)	204
Net (decrease) increase in cash, cash equivalents, and restricted cash	(166,095)	237,584
Cash, cash equivalents, and restricted cash, beginning of period	332,289	81,437
Cash, cash equivalents, and restricted cash, end of period	$166,194	$319,021

Supplemental disclosure of cash flow information
Cash paid for interest	$1,280	$541
Cash paid for taxes, net	$528	$300
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,404	$—

Supplemental disclosure of noncash investing and financing activities
Purchase of property and equipment, accrued but not paid	$778	$4,049
Obligation included in basis of acquired land	$—	$7,752

BANDWIDTH INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Lease incentive	$2,206	$3,193
Obligation included in basis of land acquired by the Developer	$—	$4,512
Equity awards withheld for tax liabilities, accrued but not paid	$85	$242
Unrealized loss on marketable securities, accrued but not realized	$338	$—
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
As a result of certain changes in our business during the quarter ended March 31, 2022, the company re-evaluated its segment reporting and determined that one segment was appropriate, rather than the previously reported segments comprising “CPaaS” and “Other”. The primary drivers for this change were the company’s strategic alignment of its operating departments and the sale of legacy assets. All previously reported segment information has been recast to conform with the one segment structure.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2022.
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
The following is a comparison of the change in costs to the prior period:

	Three months ended June 30, 2021		Six months ended June 30, 2021
	As reported	As previously reported	As reported	As previously reported

	(In thousands)
Statement of Operations
Cost of revenue	$67,177	$66,059	$129,498	$127,387
Research and development	16,390	12,817	33,179	26,150
Sales and marketing	20,205	12,584	39,315	24,576
General and administrative	15,952	28,264	31,248	55,127
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
Cash and Cash Equivalents
The Company classifies all highly liquid investments with original stated maturities of three months or less from the date of purchase as cash equivalents. All highly liquid investments with original stated maturities of greater than three months from the date of purchase are classified as current marketable securities. Cash deposits are primarily in financial institutions in the United States. However, cash for monthly operating costs of international operations are deposited in banks outside the United States. The Company has a policy of making investments only with commercial institutions that have at least an investment grade credit rating. The Company utilizes money market funds as an investment option and only invests in AAA rated funds.

Notes to Condensed Consolidated Financial Statements (continued)

Restricted Cash
Restricted cash consists primarily of employee withholding tax liability and employee benefits contributions not yet remitted. The Company has classified this asset as a short-term asset in order to match the expected period of restriction.
Marketable Securities
The Company’s marketable securities consist of time deposits, U.S. treasury debt securities, commercial paper, and corporate debt securities. The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. The Company may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies investments with maturities greater than 90 days as marketable securities in the accompanying condensed consolidated balance sheets. Available-for-sale securities are recorded at fair value at the end of each reporting period. Unrealized gains and losses are excluded from earnings and recorded as a separate component within accumulated other comprehensive loss on the condensed consolidated balance sheets until realized. Interest income is reported within other income (expense), net on the condensed consolidated statements of operations. The Company evaluates its investments to assess whether the amortized cost basis is in excess of estimated fair value and determines what amount of that difference, if any, is caused by expected credit losses. Allowance for credit losses are recognized as a charge in other income (expense), net on the condensed consolidated statements of operations, and any remaining unrealized losses are included in accumulated other comprehensive loss on the condensed consolidated balance sheets. Due to the nature and investment grade of the Company’s marketable securities, there were no credit losses recorded for the three months ended June 30, 2022. There have been no impairment charges for any unrealized losses during the period. The Company determines realized gains and losses on the sale of marketable securities using the specific identification method and records such gains and losses in other income (expense), net on the condensed consolidated statements of operations.
Accounts Receivable and Current Expected Credit Losses
Accounts receivable are stated at realizable value, net of allowances, which includes an allowance for doubtful accounts and a reserve for expected credit losses. The allowance for doubtful accounts is based on management’s assessment of the collectability of its customer accounts. The Company regularly reviews the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, current economic trends, and reasonable and supportable forecasts about the future. Relevant risk characteristics include customer size and historical loss patterns. Management has evaluated the expected credit losses related to trade accounts receivable and determined that an allowance of approximately $0.9 million and $1.7 million for uncollectible accounts and customer balances that are disputed was required as of June 30, 2022 and December 31, 2021, respectively. Refer to Note 4, “Financial Statement Components” to these condensed consolidated financial statements, for a rollforward of the components of the allowances as of June 30, 2022 and December 31, 2021.
The Company includes unbilled receivables in its accounts receivable balance. Generally, these receivables represent earned revenue from services provided to customers, which will be billed in the next billing cycle. All amounts are considered collectible and billable. As of June 30, 2022 and December 31, 2021, unbilled receivables were $35.7 million and $31.8 million, respectively.
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

Notes to Condensed Consolidated Financial Statements (continued)

With regard to customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As of June 30, 2022, no individual customer represented more than 10% of the Company’s accounts receivable, net of allowance for doubtful accounts. As of December 31, 2021, one individual customer represented approximately 10%, respectively, of the Company’s accounts receivable, net of allowance for doubtful accounts.
For the three and six months ended June 30, 2022 and 2021, no individual customer represented more than 10% of the Company’s revenue.
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
Goodwill
In accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles - Goodwill and Other” (“ASC 350”), goodwill is not amortized, but rather is reviewed for impairment at the reporting unit level on the last day of the Company’s fourth quarter of each fiscal year, or when there is evidence that events or changes in circumstances indicate that the fair value of the reporting unit is less than the carrying amount of the reporting unit, including goodwill.
The Company establishes its reporting units based on its current organizational structure and management’s view of the business. The Company has determined it has one reporting unit.
Under ASC 350, the Company has the option to first assess qualitatively whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. In performing qualitative assessments, consistent with ASC 350-20-35-3C, the Company considers, among other factors, macroeconomic conditions (both in the United States and internationally), the Company’s overall financial performance (including, but not limited to, comparisons to prior periods, current period internal expectations, and comparable peer companies), broader industry and market considerations, and the trading price performance of the Company’s Class A common stock.
As of June 30, 2022 and December 31, 2021, the Company has recorded goodwill of $317.7 million and $344.4 million, respectively.
During the second quarter of 2022, the Company completed an interim qualitative assessment under ASC 350 to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of its reporting unit was less than its respective carrying value. The Company concluded that based on the relevant events and circumstances, it was more likely than not that the reporting unit’s fair value exceeded its related carrying value and therefore no quantitative assessment was required. No goodwill impairment charges were recorded for the three and six months ended June 30, 2022 and 2021.

Notes to Condensed Consolidated Financial Statements (continued)

Recently Adopted Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), which is intended to address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and enhances information transparency by making targeted improvements to the disclosures for convertible instruments and EPS guidance on the basis of feedback from financial statement users. ASU 2020-06 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption was permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted the new guidance on January 1, 2022 using the modified retrospective approach resulting in decreases in accumulated deficit of $8.8 million, additional paid in capital of $156.2 million, and deferred tax liability of $1.0 million. The Company also recorded an increase in the convertible notes balance of $148.4 million as a result of the reversal of the separation of the convertible debt between debt and equity. The adoption of this standard decreased the amount of non-cash interest expense to be recognized in current and future periods as a result of eliminating the discount associated with the equity component. For the three and six months ended June 30, 2022, the combined interest expense of the Convertible Notes was $6.8 million and $13.4 million lower, respectively, upon the adoption of ASU 2020-06. The number of diluted shares increased as a result of transitioning from the treasury stock method to the as-if converted method, but did not change the earnings per share for the three and six months ended June 30, 2022 and 2021 as the Company incurred a net loss in both reporting periods.
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

3. Fair Value Measurements
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value as of June 30, 2022 and December 31, 2021 because of the relatively short duration of these instruments. Marketable securities consist of corporate debt securities, U.S. treasury securities, and commercial paper not otherwise classified as cash equivalents. All marketable securities are considered to be available-for-sale and are recorded at their estimated fair values. Unrealized gain and losses for available-for-sale securities are recorded in other comprehensive (loss) income.
The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period.

Notes to Condensed Consolidated Financial Statements (continued)

The following tables summarize the assets measured at fair value as of June 30, 2022 and December 31, 2021:

	Amortized cost or carrying value	Unrealized gains	Unrealized losses	Fair value measurements on a recurring basis June 30, 2022
				Level 1	Level 2	Level 3	Total

	(In thousands)
Financial assets:
Cash and cash equivalents:
Money market account	$51,970	$—	$—	$51,970	$—	$—	$51,970
Time deposits	2,500	—	—	2,500	—	—	2,500
Corporate debt securities	398	—	—	—	398	—	398
Commercial paper	22,642	—	—	22,642	—	—	22,642
Total included in cash and cash equivalents	$77,510	$—	$—	$77,112	$398	$—	$77,510
Marketable securities:
Time deposits	$9,545	$—	$(19)	$9,526	$—	$—	$9,526
U.S. treasury securities	17,279	—	(82)	17,197	—	—	17,197
Corporate debt securities	35,863	—	(137)	—	35,726	—	35,726
Commercial paper	75,213	—	(100)	75,113	—	—	75,113
Total marketable securities	$137,900	$—	$(338)	$101,836	$35,726	$—	$137,562
Total financial assets	$215,410	$—	$(338)	$178,948	$36,124	$—	$215,072

	Fair value measurements on a recurring basis December 31, 2021
	Level 1	Level 2	Level 3	Total

	(In thousands)
Financial assets:
Cash and cash equivalents:
Money market account	$241,157	$—	$—	$241,157
Total financial assets	$241,157	$—	$—	$241,157
The Company classifies its marketable securities as current assets as they are available for current operating needs. The following table summarizes the contractual maturities of marketable securities as of June 30, 2022:

	Amortized cost	Aggregate fair value

	(In thousands)
Financial assets:
Less than one year	$137,900	$137,562
Total	$137,900	$137,562
As of June 30, 2022, the marketable securities were in an unrealized loss position. The Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. As of June 30, 2022, the Company anticipates that it will recover the entire amortized cost basis of its marketable securities before maturity.

Notes to Condensed Consolidated Financial Statements (continued)

During the three and six months ended June 30, 2022, there were no maturities of marketable securities. Interest earned on marketable securities was $0.2 million in the three and six months ended June 30, 2022 respectively. The interest is recorded in other income (expense), net, on the accompanying condensed consolidated statements of operations.
As of June 30, 2022, the fair value of the 2026 Convertible Notes and 2028 Convertible Notes, as further described in Note 8, “Debt”, was approximately $280.0 million and $151.3 million, respectively. As of December 31, 2021, the fair value of the 2026 Convertible Notes and the 2028 Convertible Notes was approximately $427.1 million and $194.2 million, respectively. The fair value was determined based on the closing price for the Convertible Notes on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.

4. Financial Statement Components
Accounts receivable, net of allowances consist of the following:

	As of June 30,	As of December 31,
	2022	2021

	(In thousands)
Trade accounts receivable	$41,425	$31,036
Unbilled accounts receivable	35,719	31,786
Allowance for doubtful accounts and reserve for expected credit losses	(945)	(1,661)
Other accounts receivable	419	411
Total accounts receivable, net	$76,618	$61,572

Components of allowance for doubtful accounts and reserve for expected credit losses are as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(In thousands)
Allowance for doubtful accounts:
Balance, beginning of period	$(1,680)	$(1,218)	$(1,661)	$(1,203)
Charged to bad debt expense, net of reversals	322	(258)	181	(306)
Deductions (1)	381	118	492	128
Impact of foreign currency translation	32	(6)	43	17
Balance, end of period	$(945)	$(1,364)	$(945)	$(1,364)

________________________
(1) Write-off of uncollectible accounts after all collection efforts have been exhausted.

Notes to Condensed Consolidated Financial Statements (continued)

Accrued expenses and other current liabilities consisted of the following:

	As of June 30,	As of December 31,
	2022	2021

	(In thousands)
Accrued expense	$29,098	$31,264
Accrued compensation and benefits	14,871	19,042
Accrued sales, use, VAT and telecommunications related taxes	13,070	11,046
Current portion of finance lease	139	177
Income tax payable	4,471	3,420
Other accrued expenses	680	972
Total accrued expenses and other current liabilities	$62,329	$65,921

5. Right-of-Use Asset and Lease Liabilities
Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company determines if an arrangement is a lease at inception. ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease expense attributable to lease payments is recognized on a straight-line basis over the lease term and is part of allocated facilities costs based on employee headcount within the cost of revenue, research and development, sales and marketing, and general and administrative expense categories on the Company’s condensed consolidated statements of operations. Finance leases result in the recognition of depreciation expense, which is recognized on a straight-line basis over the expected life of the leased asset, and interest expense, which is recognized following an effective interest rate method. Depreciation expense attributable to finance leases is included in operating expenses on the Company’s condensed consolidated statements of operations. The Company presents the operating leases in long-term assets and current and long-term liabilities in the accompanying condensed consolidated balance sheets. Finance leases are reported in property, plant and equipment, net, accrued expenses and other current liabilities, and other liabilities on the Company’s condensed consolidated balance sheets.
The Company sub-leases approximately 17,073 square feet of office space to a related party, Relay, Inc. (f/k/a Republic Wireless, Inc.) (“Relay”). Future minimum sub-lease receipts required under the non-cancellable lease are as follows:

As of June 30,
2022

(In thousands)
2022 (remaining)	$19
As of June 30, 2022, the Company had various leased properties in the United States and internationally, with remaining lease terms of one month to 4.5 years, some of which include options to extend the leases for up to 5 years. None of the options to extend the leases are recognized in operating lease ROU assets or lease liabilities. The Company has one lease with an early-termination option, which it does not expect to exercise.
The components of lease expense recorded in the consolidated statement of operations were as follows:

Notes to Condensed Consolidated Financial Statements (continued)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(In thousands)
Operating lease cost	$2,090	$1,689	$4,228	$3,303
Finance lease cost:
Depreciation of assets	44	58	94	105
Interest on lease liabilities	4	9	7	9
Sublease income	(96)	(96)	(193)	(192)
Total net lease cost	$2,042	$1,660	$4,136	$3,225
During the three and six months ended June 30, 2022, short-term operating lease expense was $0.1 million and $0.2 million, respectively. During the three and six months ended June 30, 2021, short-term operating lease expense was $0.4 million and $0.7 million, respectively.

Supplemental balance sheet information related to leases was as follows:

		As of June 30,	As of December 31,
Leases	Classification	2022	2021

		(In thousands)
Assets:
Operating lease assets	Operating right-of-use asset, net (1)	$13,211	$14,061
Finance lease assets	Property, plant and equipment, net (2)	342	373
Total leased assets		$13,553	$14,434

Liabilities:
Current
Operating	Operating lease liability, current	$7,136	$5,807
Finance	Accrued expenses and other current liabilities	139	177
Non-current
Operating	Operating lease liability, net of current portion	8,527	10,958
Finance	Other liabilities	195	202
Total lease liabilities		$15,997	$17,144
________________________
(1) Operating lease assets are recorded net of accumulated amortization of $18.2 million and $14.8 million as of June 30, 2022 and December 31, 2021, respectively.
(2) Finance lease assets are recorded net of accumulated depreciation of $0.3 million and $0.2 million as of June 30, 2022 and December 31, 2021, respectively.

Notes to Condensed Consolidated Financial Statements (continued)

Supplemental cash flow and other information related to leases was as follows:

	Six months ended June 30,
	2022	2021

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,944	$2,850
Financing cash flows from finance leases	126	105
	$4,070	$2,955

Weighted average remaining lease term (in years)
Operating leases	2.48	3.36
Finance leases	2.36	2.72

Weighted average discount rate
Operating leases	4.61%	4.78%
Finance leases	4.51%	4.00%

Maturities of lease liabilities were as follows:

	As of June 30,
	2022
	Operating Leases	Finance Leases

	(In thousands)
2022 (remaining)	$3,458	$81
2023	8,199	133
2024	2,597	91
2025	1,570	39
2026	637	11
Total lease payments	16,461	355
Less: imputed interest	(798)	(21)
Total lease obligations	15,663	334
Less: current obligations	(7,136)	(139)
Long-term lease obligations	$8,527	$195

On June 4, 2021, the Company purchased approximately 40 acres of undeveloped land (the “Property”) in Raleigh, North Carolina, from the State of North Carolina (the “State”) for $30.0 million. Additionally, as consideration for the Property, the Company agreed to construct, at its expense, a parking lot and related improvements (the “Parking Improvements”) on land owned by the State adjacent to the Property. Subsequent to the purchase of the Property, the Company sold a portion of the Property constituting approximately 23.76 acres (the “Conveyed Parcel”) to USEF Edwards Mill Owner, LLC (the “Developer”) for $17.5 million. The Company retained approximately 17.06 acres of the Property, which was recorded at cost and is included in the Company’s condensed consolidated balance sheet as a component of property, plant and equipment, net. A lease incentive was

Notes to Condensed Consolidated Financial Statements (continued)

recognized for the difference between the consideration received from the Developer for the Conveyed Parcel and the cost basis of the Conveyed Parcel and is included as a component of other liabilities on the condensed consolidated balance sheet. As of June 30, 2022, the balance of the lease incentive, including additional incentives obtained during project development, was $6.9 million.
On May 27, 2021, the Company entered into a Lease Agreement (the “Lease”) with the Developer for the Conveyed Parcel, together with improvements for office and related infrastructure to be constructed thereon, collectively constituting approximately 534,000 gross square feet (the “Project”). The lease became effective upon closing of the sale of the Conveyed Parcel to the Developer. When construction of the Project is completed, the Company intends to relocate its corporate headquarters to the Project. The lease term will commence upon substantial completion of the final building to be delivered, as evidenced by a certificate of occupancy issued by the City of Raleigh (the “Commencement Date”), and continue for a period of twenty (20) years (the “Initial Term”). It is anticipated that the Commencement Date will occur in June 2023. The Company has the option to renew the Initial Term for two ten-year periods at a rental rate equal to 100% of the then-prevailing market rental rate for comparable buildings in the Raleigh, North Carolina, market. Upon the effective date, the Company deposited $2.5 million with the Developer as security on the lease. The deposit is included in other long-term assets on the Company’s condensed consolidated balance sheet. Additionally, the Company made deposits of $17.5 million to fund certain improvements expected to be constructed as part of the development of the Project.
No ROU assets or lease liabilities have been recognized in connection with the lease as of June 30, 2022. Future lease payments are included in Note 12, “Commitments and Contingencies.”

6. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	As of June 30,	As of December 31,
	2022	2021

	(In thousands)
Furniture and fixtures	$2,199	$2,240
Computer and office equipment	5,714	5,419
Telecommunications equipment	76,304	76,963
Leasehold improvements	6,302	6,970
Software	6,296	6,942
Internal-use software development	22,987	22,917
Automobile	612	616
Land	19,475	17,269
Total cost	139,889	139,336
Less—accumulated depreciation	(70,430)	(69,732)
Total property, plant and equipment, net	$69,459	$69,604
The Company capitalized $0.5 million and $1.2 million of software development costs for the three and six months ended June 30, 2022, respectively, and $1.3 million and $2.4 million for the three and six months ended June 30, 2021, respectively.
Amortization expense related to capitalized software development costs were $0.5 million and $1.0 million for the three and six months ended June 30, 2022, respectively, and $0.5 million and $0.9 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, unamortized implementation costs related to cloud computing arrangements are $0.4 million, of which $0.2 million are included in prepaid expenses and other current assets and $0.2 million are included in other long-term assets.

Notes to Condensed Consolidated Financial Statements (continued)

The Company leases automobiles under leases accounted for as finance leases with expiration dates ranging from September 23, 2022 to June 23, 2026. As of June 30, 2022, cost and accumulated depreciation of the assets under finance leases recorded by the Company were $0.6 million and $0.3 million, respectively.
The Company recognized depreciation expense, which includes amortization of capitalized software development costs, as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(In thousands)
Cost of revenue	$3,362	$3,060	$6,738	$6,206
Research and development	565	509	1,157	962
Sales and marketing	347	289	681	573
General and administrative	309	480	611	773
Total depreciation expense	$4,583	$4,338	$9,187	$8,514

7. Intangible Assets
Intangible assets, net consisted of the following as of June 30, 2022:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Amortization Period

	(In thousands)			(In years)
Customer relationships	$143,111	$(20,637)	$122,474	15 - 20
Developed technology	75,308	(12,551)	62,757	10
Other, definite lived	2,828	(2,828)	—	2 - 7
Licenses, indefinite lived	624	—	624	Indefinite
Total intangible assets, net	$221,871	$(36,016)	$185,855
Intangible assets, net consisted of the following as of December 31, 2021:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Amortization Period

	(In thousands)			(In years)
Customer relationships	$155,081	$(16,861)	$138,220	15 - 20
Developed technology	82,548	(10,315)	72,233	10
Other, definite lived	3,158	(3,158)	—	2 - 7
Licenses, indefinite lived	764	—	764	Indefinite
Total intangible assets, net	$241,551	$(30,334)	$211,217

Notes to Condensed Consolidated Financial Statements (continued)

The Company recognized amortization expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(In thousands)
Cost of revenue	$1,934	$2,175	$3,966	$4,351
Sales and marketing	2,400	2,689	4,934	5,380
Total amortization expense	$4,334	$4,864	$8,900	$9,731
The remaining weighted average amortization period for definite lived intangible assets is 11.5 years.
Future estimated amortization expense for definite lived intangible assets is as follows:

As of June 30,
2022

(In thousands)
2022 (remaining)	$8,449
2023	16,898
2024	16,898
2025	16,898
2026	16,898
Thereafter	109,190
$185,231

8. Debt
Revolving Credit Facility
On June 6, 2022, the Company entered into a credit agreement (the “Credit Agreement”) among the Company, as borrower, the lenders from time to time party thereto, and Silicon Valley Bank as administrative agent, issuing lender and swingline lender. The Credit Agreement provides for a $50.0 million revolving credit facility (the “Credit Facility”), including a $20.0 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $5.0 million. The Credit Facility matures on June 6, 2025.
Interest on borrowings under the Credit Facility accrues at an annual rate tied to a base rate or the Secured Overnight Financing Rate (“SOFR”), at the Company’s election. Loans based on SOFR bear interest at a rate equal to SOFR plus an applicable margin between 1.50% and 2.00% depending upon the Company’s consolidated adjusted quick ratio for the immediately preceding quarter, and loans based on the base rate bear interest at a rate equal to the base rate plus an applicable margin between 0.50% and 1.00% depending upon the Company’s consolidated adjusted quick ratio for the immediately preceding quarter. The Company is required to pay a quarterly commitment fee equal to 0.0625% on the unused portion of the borrowing commitment. The Credit Agreement requires that the Company meet a minimum quick ratio on a quarterly basis if the Company does not maintain the minimum liquidity amount of $70.0 million in cash and cash equivalents at all times.
As of June 30, 2022, unamortized debt issuance costs were $0.5 million of which $0.1 million were included in prepaid expenses and other current assets and $0.4 million were included in other long-term assets.
As of June 30, 2022, there were no borrowings under the Credit Facility and the Company was in compliance with all financial and non-financial covenants for all periods presented. The available borrowing capacity under the Credit Facility was $50.0 million as of June 30, 2022.

Notes to Condensed Consolidated Financial Statements (continued)

Convertible Senior Notes and Capped Call Transactions
2026 Convertible Notes
On February 28, 2020, the Company issued $400.0 million aggregate principal amount of 0.25% Convertible Notes due March 1, 2026 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act (the “2026 Convertible Notes”). The interest on the 2026 Convertible Notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2020.
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

Notes to Condensed Consolidated Financial Statements (continued)

On or after September 1, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2026 Convertible Notes may, at their option, convert all or a portion of their 2026 Convertible Notes regardless of the foregoing conditions.
Prior to and during the nine months ended September 30, 2021, the conditional conversion feature of the 2026 Convertible Notes was triggered as the last reported sale price of the Company’s Class A common stock was more than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on or after June 30, 2020 (the last trading day of the calendar quarter), and therefore the 2026 Convertible Notes were convertible, in whole or in part, at the option of the holders between July 1, 2020 through September 30, 2021. The conditional conversion feature of the 2026 Convertible Notes was not triggered from October 1, 2021 through June 30, 2022 as the last reported sale price of the Company’s Class A common stock was not more than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days (the last trading day of the calendar quarter). Whether the 2026 Convertible Notes will be convertible following such period will depend on the satisfaction of this condition or another conversion condition in the future. The Company continues to classify the 2026 Convertible Notes as a long-term liability in its condensed consolidated balance sheet as of June 30, 2022, based on contractual settlement provisions.
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
In accounting for the transaction costs related to the 2026 Convertible Notes, prior to the adoption of ASU 2020-06, the Company allocated the total amount incurred to the liability and equity components of the 2026 Convertible Notes based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component were approximately $8.2 million, were recorded as an additional debt discount and amortized to interest expense using the effective interest method over the contractual terms of the 2026 Convertible Notes. Issuance costs attributable to the equity component of $3.7 million were netted with the equity component in stockholders’ equity. Upon adoption of ASU 2020-06 on January 1, 2022, the Company reversed the allocation of the issuance costs to the equity component and accounted for the entire amount as debt issuance cost

Notes to Condensed Consolidated Financial Statements (continued)

that will be amortized as interest expense at an effective interest rate of 0.513% for the term of the 2026 Convertible Notes with a cumulative adjustment to retained earnings on the adoption date.
2028 Convertible Notes
On March 16, 2021, the Company issued $250.0 million aggregate principal amount of 0.50% Convertible Notes due April 1, 2028 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act (the “2028 Convertible Notes” and, together with the 2026 Convertible Notes, the “Convertible Notes”). The interest on the 2028 Convertible Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021.
The 2028 Convertible Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the indenture governing the 2028 Convertible Notes (the “2028 Indenture”) or if the 2028 Convertible Notes are not freely tradeable as required by the 2028 Indenture. The 2028 Convertible Notes will mature on April 1, 2028, unless earlier repurchased, redeemed by the Company, or converted pursuant to their terms. The total net proceeds from the 2028 Convertible Notes, after deducting initial purchaser discounts, costs related to the 2028 Capped Calls (as defined herein), and debt issuance costs, paid by the Company, were approximately $217.0 million.
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

Notes to Condensed Consolidated Financial Statements (continued)

(4)if the Company calls such 2028 Convertible Notes for redemption.
On or after October 1, 2027, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2028 Convertible Notes may, at their option, convert all or a portion of their Convertible Notes regardless of the foregoing conditions.
Prior to and during the three and six months ended June 30, 2022 and 2021, the conditional conversion feature of the 2028 Convertible Notes was not triggered as the last reported sale price of the Company’s Class A common stock was not more than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days (the last trading day of the calendar quarter). Whether the 2028 Convertible Notes will be convertible following such period will depend on the satisfaction of this condition or another conversion condition in the future. The Company continues to classify the 2028 Convertible Notes as a long-term liability in its condensed consolidated balance sheet as of June 30, 2022, based on contractual settlement provisions.
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
In accounting for the issuance of the 2028 Convertible Notes, prior to the adoption of ASU 2020-06, the Company separated the 2028 Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $66.9 million and was determined by deducting the fair value of the liability component from the par value of the 2028 Convertible Notes. The difference represents the debt discount that was amortized to interest expense at an effective interest rate of 5.125% over the term of the 2028 Convertible Notes. The carrying amount of the equity component was $39.4 million and was recorded in additional paid-in-capital. The equity component was not remeasured as long as it continued to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, was amortized to interest expense at an annual effective interest rate of 4.959% over the contractual terms of the 2028 Convertible Notes. Upon adoption of ASU 2020-06 on January 1, 2022, the Company reversed the separation of the debt and equity component representing the conversion option and accounted for the 2028 Convertible Notes in their entirety as debt. The Company also reversed the amortization of the debt discount, with a cumulative adjustment to retained earnings on the adoption date
In accounting for the transaction costs related to the 2028 Convertible Notes, prior to the adoption of ASU 2020-06, the Company allocated the total amount incurred to the liability and equity components of the 2028 Convertible Notes based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component were approximately $5.5 million, were recorded as an additional debt discount and amortized to interest expense using the effective interest method over the contractual terms of the 2028 Convertible Notes. Issuance costs attributable to the equity component of $2.0 million were netted with the equity component in stockholders’ equity. Upon adoption of ASU 2020-06 on January 1, 2022, the Company reversed the allocation of the issuance costs to the equity component and accounted for the entire amount as debt issuance cost that will be amortized as interest expense at an effective interest rate of 0.442% for the term of the 2028 Convertible Notes with a cumulative adjustment to retained earnings on the adoption date.

Notes to Condensed Consolidated Financial Statements (continued)

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
The net carrying amount of the liability components of the 2026 and 2028 Convertible Notes were as follows:

	As of June 30,	As of December 31,
	2022	2021

2026 Convertible Notes:	(In thousands)
Principal	$400,000	$400,000
Unamortized discount	N/A	(92,034)
Unamortized debt issuance costs	(7,344)	(6,043)
2026 Convertible Notes net carrying amount	$392,656	$301,923

2028 Convertible Notes:
Principal	$250,000	$250,000
Unamortized discount	N/A	(60,488)
Unamortized debt issuance costs	(6,182)	(4,995)
2028 Convertible Notes net carrying amount	$243,818	$184,517
Total net carrying amount	$636,474	$486,440
The net carrying amount of the equity components of the 2026 and 2028 Convertible Notes were as follows:

	As of June 30,	As of December 31,
	2022	2021

2026 Convertible Notes:	(In thousands)
Proceeds allocated to the conversion options (debt discount)	N/A	$125,152
Issuance costs	N/A	(3,742)
2026 Convertible Notes net carrying amount	N/A	$121,410

2028 Convertible Notes:
Proceeds allocated to the conversion options (debt discount)	N/A	$66,908
Issuance costs	N/A	(2,019)
2028 Convertible Notes net carrying amount	N/A	$64,889
Total net carrying amount	N/A	$186,299

Notes to Condensed Consolidated Financial Statements (continued)

The following table sets forth the interest expense recognized related to the 2026 and 2028 Convertible Notes:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

2026 Convertible Notes:	(In thousands)
Contractual interest expense	$250	$250	$500	$500
Amortization of debt discount (1)	N/A	4,587	N/A	9,097
Amortization of debt issuance costs	496	301	991	597
Total interest expense related to the 2026 Convertible Notes	$746	$5,138	$1,491	$10,194

2028 Convertible Notes:
Contractual interest expense	$313	$313	$626	$365
Amortization of debt discount (1)	N/A	2,004	N/A	2,337
Amortization of debt issuance costs	265	166	530	194
Total interest expense related to the 2028 Convertible Notes	$578	$2,483	$1,156	$2,896
Total interest expense	$1,324	$7,621	$2,647	$13,090
________________________
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
The Convertible Notes are effectively subordinated to the Company’s future senior secured indebtedness, including the Credit Facility, to the extent of the value of the collateral securing that indebtedness. The Convertible notes are the senior, unsecured obligations of the Company and are equal in right of payment with the Company’s future senior unsecured indebtedness, if any, senior in right of payment to the Company’s existing and future

Notes to Condensed Consolidated Financial Statements (continued)

indebtedness that is expressly subordinated to the Convertible Notes and the Convertible Notes will be structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and preferred equity, if any, of the Company’s subsidiaries.

9. Geographic Information
The Company’s long-lived assets were primarily held in the United States as of June 30, 2022 and December 31, 2021. As of June 30, 2022 and December 31, 2021, long-lived assets held outside of the United States were $10.3 million and $9.2 million, respectively.
The Company generates its revenue primarily in the United States. Revenue by geographic area is detailed in the table below (which is determined based on the customer billing address):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(In thousands)
United States	$121,379	$106,905	$237,264	$207,703
International	15,110	13,753	30,589	26,434
Total	$136,489	$120,658	$267,853	$234,137

10. Stockholders’ Equity
Preferred Stock
As of June 30, 2022 and December 31, 2021, the Company had authorized 10,000,000 shares of undesignated preferred stock, par value $0.001, of which no shares were issued and outstanding.
Common Stock
As of June 30, 2022 and December 31, 2021, the Company had authorized 100,000,000 shares of Class A common stock, par value $0.001 per share, with one vote per share and 20,000,000 shares of Class B common stock, par value $0.001 per share, with ten votes per share.
As of June 30, 2022, 23,334,664 and 1,965,170 shares of Class A common stock and Class B common stock, respectively, were issued and outstanding.
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

Notes to Condensed Consolidated Financial Statements (continued)

Reserved Shares
The Company had reserved shares of Class A common stock for issuance under stock-based award agreements as follows:

	As of June 30,	As of December 31,
	2022	2021
Stock options issued and outstanding	159,827	180,209
Nonvested restricted stock units issued and outstanding	920,610	344,486
Stock-based awards available for grant under the 2017 Plan	3,610,115	3,060,674
	4,690,552	3,585,369

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

Notes to Condensed Consolidated Financial Statements (continued)

Stock Options
The following summarizes the stock option activity for the periods presented:

	Number of options outstanding	Weighted- average exercise price (Per share)	Weighted- average remaining contract life (In years)	Aggregate intrinsic value (In thousands)
Outstanding as of December 31, 2021	180,209	$10.14	3.39	$11,104
Granted	—	—
Exercised	(20,382)	7.95
Forfeited or cancelled	—	—
Outstanding as of June 30, 2022	159,827	$10.42	3.07	$1,385

Options vested and exercisable at June 30, 2022	159,827	$10.42	3.07	$1,385
Options vested and expected to vest as of June 30, 2022	159,827	$10.42	3.07	$1,385

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(In thousands)
Aggregate intrinsic value of stock options exercised	$59	$481	$634	$8,179
Total estimated grant date fair value of options vested	—	24	—	45
Aggregate intrinsic value is computed based on the difference between the option exercise price and the fair value of the Company’s common stock as of June 30, 2022, based on the Company’s Class A common stock price as reported on the NASDAQ Global Select Market.
No options were granted for the three and six months ended June 30, 2022 and 2021.
As of June 30, 2022, the Company had no unrecognized compensation cost related to non-vested stock options. All outstanding stock options are fully vested.
Restricted Stock Units
The following summarizes the RSU activity for the period presented:

	Number of awards outstanding	Weighted-average grant date fair value (Per share)
Nonvested RSUs as of December 31, 2021	344,486	$82.38
Granted	812,849	53.78
Vested	(173,328)	58.79
Forfeited or cancelled	(63,397)	80.31
Nonvested RSUs as of June 30, 2022	920,610	$61.88
As of June 30, 2022, total unrecognized compensation cost related to non-vested RSUs was $50.2 million, which will be amortized over a weighted-average period of 3.18 years.

Notes to Condensed Consolidated Financial Statements (continued)

Stock-Based Compensation Expense
The Company recognized total stock-based compensation expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(In thousands)
Cost of revenue	$91	$94	$190	$195
Research and development	1,663	935	3,531	2,015
Sales and marketing	727	534	1,626	1,244
General and administrative	2,340	1,814	4,820	4,313
Total	$4,821	$3,377	$10,167	$7,767

12. Commitments and Contingencies
Operating Leases
The Company leases office space under operating lease agreements that expire over the next 4.5 years. See Note 5, “Right-of-Use Asset and Lease Liabilities” to the condensed consolidated financial statements, for additional details on the Company’s operating lease commitments.
Contractual Obligations
On October 25, 2015, the Company entered into an agreement with a telecommunications service provider. The service agreement requires the Company to pay a monthly recurring charge associated with the services received. The service agreement is non-cancellable and contains annual minimum commitments. On August 1, 2020, the Company amended the agreement to require annual minimum commitments of $0.3 million and $0.6 million in 2022 and 2021, respectively. In addition, as of June 30, 2022, the Company has $18.8 million in other non-cancellable purchase obligations, consisting of primarily network equipment maintenance and software license contracts, of which $15.1 million will be fulfilled within one year.
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

13. Employee Benefit Plans
The Company sponsors a U.S. defined contribution 401(k), which allows eligible U.S.-based employees to defer a portion of their compensation. The Company, at its discretion, may make matching contributions. With the acquisition of Voxbone S.A. on November 1, 2020, the Company assumed sponsorship for Voxbone S.A.’s U.S. defined contribution 401(k). In connection with that acquisition, the Company also assumed sponsorship for a non-U.S. defined contribution plan for which it pays fixed contributions into a separate entity. The Company has no legal or constructive obligations to pay further contributions if the fund does not hold sufficient assets to pay all employees the benefits relating to employee service in the current or prior periods. The contributions are recognized as employee benefit expense when they are due. The Company made matching contributions for the defined contribution plans of $1.0 million and $2.2 million for the three and six months ended June 30, 2022, respectively, and $0.8 million and $1.8 million for the three and six months ended June 30, 2021, respectively.
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
The Company’s effective tax rate was 6.3% and 1.8% for the three and six months ended June 30, 2022, respectively, and (4.1)% and 0.5% for the three and six months ended June 30, 2021, respectively. The increases in the effective tax rates are primarily due to an increase in tax benefit resulting from additional operating losses outside of the U.S. which are not offset by a valuation allowance.
Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of June 30, 2022, the Company continues to maintain a valuation allowance for its U.S. federal and state net deferred tax assets.
The Company’s effective tax rate for the three and six months ended June 30, 2022 differed from the federal statutory tax rate of 21.0% in the U.S. primarily due to the valuation allowance recognized against federal

Notes to Condensed Consolidated Financial Statements (continued)

and state deferred tax assets in the U.S. Other permanent tax adjustments within the effective tax rate, which are offset by the valuation allowance, include state taxes, federal research credit under Internal Revenue Code Section 41, equity compensation in the U.S. and other U.S. non-deductible expenditures.

15. Related Parties
The Company has certain involvement with Relay, Inc. (f/k/a Republic Wireless, Inc.) (“Relay”) via ongoing services arrangements, including a Facilities Sharing Agreement and a Master Services Agreement. Amounts charged under these arrangements totaled $0.4 million and $0.8 million for the three and six months ended June 30, 2022, respectively, and $0.5 million and $0.9 million for the three and six months ended June 30, 2021, respectively. Amounts due under these arrangements totaled less than $0.1 million and $0.1 million as of June 30, 2022 and December 31, 2021, respectively.

16. Basic and Diluted Loss per Common Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The Company is in a net loss position for the three and six months ended June 30, 2022 and 2021 and therefore diluted shares equals basic shares.
The components of basic and diluted loss per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(In thousands, except share and per share amounts)
Earnings per share
Net loss attributable to common stockholders	$(6,248)	$(6,928)	$(13,062)	$(12,244)
Net loss per share, basic and diluted	$(0.25)	$(0.28)	$(0.52)	$(0.49)
Weighted average number of common shares outstanding, basic and diluted	25,279,615	25,096,026	25,249,998	25,056,208

Notes to Condensed Consolidated Financial Statements (continued)

The following common share equivalents were excluded from the weighted average shares used to calculate net loss per common share because their effects would have been anti-dilutive:

	As of June 30,
	2022	2021
Stock options issued and outstanding	159,827	191,971
Restricted stock units issued and outstanding	920,610	380,808
Convertible senior notes (1) (2)	5,788,805	1,509,313
Total	6,869,242	2,082,092
________________________
(1) As of June 30, 2022, subsequent to adopting ASU 2020-06 as of January 1, 2022, the Company used the if-converted method to calculate the dilutive impact of the 2026 Convertible Notes and 2028 Convertible Notes on diluted income per share, if applicable. The Company expected to settle the principal amount of these notes in cash and any excess in shares of the Company’s Class A common stock. The diluted shares were calculated based on the initial conversion rate of 10.9857 and 5.5781 shares per $0.001 of the aggregate principal amount for the 2026 Convertible Notes and 2028 Convertible Notes, respectively. See Note 2, “Summary of Significant Accounting Policies” to the condensed consolidated financial statements, for additional details on the adoption of ASU 2020-06 and Note 8, “Debt” to the condensed consolidated financial statements, for additional details on the Company’s Convertible Notes.
(2) As of June 30, 2021, the Company used the treasury stock method to calculate the dilutive impact of the 2026 Convertible Notes and the 2028 Convertible Notes because at that time the Company expected to settle the principal amount of these notes in cash and any excess in shares of the Company’s Class A common stock. As of June 30, 2021, the conversion spread, calculated using the average market price of Class A common stock during the period consistent with the treasury stock method, had a dilutive impact for the 2026 Convertible Notes on diluted net income per share of Class A common stock when the average market price of the Company’s Class A common stock for a given period exceeded the conversion price of $91.03 per share. As of June 30, 2021, the conversion spread for the 2028 Convertible Notes was anti-dilutive as the average market price of the Company’s Class A common stock for a given period did not exceed the conversion price of $179.27 per share.

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
For the three months ended June 30, 2022 and 2021, total revenue was $136 million, and $121 million, respectively, representing an increase of 13%. For the three months ended June 30, 2022 and 2021, net loss was $6 million and $7 million, respectively. As of June 30, 2022 and 2021, the number of active customer accounts was 3,362 and 3,085, respectively, representing a year-over-year increase of 9%.
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

Management’s Discussion and Analysis
Additionally, during the quarter ended March 31, 2022, we changed our presentation of certain costs to align with benchmarked definitions of cost of revenue, research and development, sales and marketing and general and administrative expenses. See Note 2, “Summary of Significant Accounting Policies,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information. For both matters, prior period information has been conformed to the current period presentation.
The following is a comparison of the change in costs to the prior period:

	Three months ended June 30, 2021		Six months ended June 30, 2021
	As reported	As previously reported	As reported	As previously reported

	(In thousands)
Statement of Operations
Cost of revenue	$67,177	$66,059	$129,498	$127,387
Research and development	16,390	12,817	33,179	26,150
Sales and marketing	20,205	12,584	39,315	24,576
General and administrative	15,952	28,264	31,248	55,127

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

Management’s Discussion and Analysis
Key Performance Indicators
We monitor the following key performance indicators (“KPIs”) to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. We believe the following KPIs are useful in evaluating our business:

	Three months ended June 30,
	2022	2021

	(Dollars in thousands)
Number of active customers (as of period end) (1)	3,362	3,085
Dollar-based net retention rate (1)	112%	128%
________________________
(1) As a result of the change in revenue segment reporting, our KPIs of active customers and dollar-based net retention rates disclosed in previous SEC filings, press releases and presentations prior to reporting periods ending March 31, 2022, will not be directly comparable to our KPIs reported going forward. To facilitate comparison between the periods presented in the table above, number of active customers and dollar-based net retention rate have been conformed to the current period methodology.
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

Management’s Discussion and Analysis

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
For the three months ended June 30, 2022 and 2021, we generated 78% and 75%, respectively, of our revenue from reoccurring sources. The large bulk of our remaining revenue is generated from recurring monthly charges.
We recognize accounts receivable at the time the customer is invoiced. Additionally, we record a receivable for unbilled revenue if services have been delivered and are billable in subsequent periods. Unbilled revenue made up 47% and 50% of outstanding accounts receivable, net of allowance for doubtful accounts, as of June 30, 2022 and 2021, respectively.
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

Management’s Discussion and Analysis
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
Income Taxes
For the three months ended June 30, 2022 and 2021 our effective tax rate was 6.3% and (4.1)%, respectively. For the six months ended June 30, 2022 and 2021, our effective tax rate was 1.8% and 0.5%, respectively. The favorable changes in our effective tax rates compared with the respective prior periods are primarily due to an increase in tax benefit resulting from additional operating losses outside the U.S., which are not offset by a valuation allowance.
Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of June 30, 2022, we continue to maintain a valuation allowance for our U.S. federal and state net deferred tax assets.

Management’s Discussion and Analysis
Results of Operations

Consolidated Results of Operations
The following table sets forth the consolidated statements of operations for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(In thousands)
Revenue	$136,489	$120,658	$267,853	$234,137
Cost of revenue	81,085	67,177	157,035	129,498
Gross profit	55,404	53,481	110,818	104,639
Operating expenses:
Research and development	24,264	16,390	46,691	33,179
Sales and marketing	23,327	20,205	46,479	39,315
General and administrative	16,863	15,952	33,568	31,248
Total operating expenses	64,454	52,547	126,738	103,742
Operating (loss) income	(9,050)	934	(15,920)	897
Other income (expense), net:
Interest expense, net	(874)	(7,699)	(2,124)	(13,109)
Other income (expense), net	3,259	109	4,744	(92)
Total other income (expense), net	2,385	(7,590)	2,620	(13,201)
Loss before income taxes	(6,665)	(6,656)	(13,300)	(12,304)
Income tax benefit (provision)	417	(272)	238	60
Net loss	$(6,248)	$(6,928)	$(13,062)	$(12,244)
The following table sets forth our results of operations as a percentage of our total revenue for the periods presented. *

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Cost of revenue	59%	56%	59%	55%
Gross profit	41%	44%	41%	45%
Operating expenses:
Research and development	18%	14%	17%	14%
Sales and marketing	17%	17%	17%	17%
General and administrative	12%	13%	13%	13%
Total operating expenses	47%	44%	47%	44%
Operating (loss) income	(7)%	1%	(6)%	—%
Other income (expense), net:
Interest expense, net	(1)%	(6)%	(1)%	(6)%
Other income (expense), net	2%	—%	2%	—%
Total other income (expense), net	2%	(6)%	1%	(6)%
Loss before income taxes	(5)%	(6)%	(5)%	(5)%
Income tax benefit (provision)	—%	—%	—%	—%
Net loss	(5)%	(6)%	(5)%	(5)%
(*) Columns may not foot due to rounding.

Management’s Discussion and Analysis
Comparison of the three months ended June 30, 2022 and 2021,
Revenue

	Three months ended June 30,
	2022	2021	Change

	(Dollars in thousands)
Revenue	$136,489	$120,658	$15,831	13%

For the three months ended June 30, 2022, our total revenue increased by $16 million, or 13%, compared with the same period in 2021 comprised mainly from growth in pass-through messaging surcharge revenue of $15 million. Growth in our revenue other than from pass-through messaging surcharges, compared with the same period last year, was led by our core messaging offerings, which grew 25%, and phone number and 911-enabled phone number services, mostly offset by lower revenue from voice offerings. Compared with the same period last year, our voice offerings revenue for the three months ended June 30, 2022 remained affected by lower usage arising from last year’s DDoS incident as well as the absence of revenue from businesses divested earlier in 2022.
Active customer accounts increased 9% to 3,362 as of June 30, 2022, as compared with 3,085 active accounts as of June 30, 2021. Our dollar-based net retention rate as of June 30, 2022 was 112%.
Cost of Revenue and Gross Margin

	Three months ended June 30,
	2022	2021	Change

	(Dollars in thousands)
Cost of revenue	$81,085	$67,177	$13,908	21%
Gross profit	$55,404	$53,481	$1,923	4%
Total gross margin	41%	44%
For the three months ended June 30, 2022, total cost of revenue increased $14 million driven by higher pass-through messaging surcharges of $15 million, partially offset by lower cost of revenue other than from pass-through messaging surcharges of $1 million. For the three months ended June 30, 2022, the combination of changes in total revenue and total cost of revenue yielded an increase in total gross profit of $2 million, or 4%, compared with the same period in 2021, driven entirely by profit improvements from the combination of our revenue and cost of revenue derived other than from pass-through messaging surcharges.
Our total gross margin percentage of 41% for the three months ended June 30, 2022 declined 3 percentage points as operating and product mix improvements were more than offset by the inclusion of higher pass-through messaging surcharges within total revenue.
Operating Expenses

	Three months ended June 30,
	2022	2021	Change

	(Dollars in thousands)
Research and development	$24,264	$16,390	$7,874	48%
Sales and marketing	23,327	20,205	3,122	15%
General and administrative	16,863	15,952	911	6%
Total operating expenses	$64,454	$52,547	$11,907	23%
As a percentage of revenue, total operating expenses for the three months ended June 30, 2022 and 2021, were 47% and 44%, respectively.

Management’s Discussion and Analysis
For the three months ended June 30, 2022, research and development expenses increased by approximately $8 million, or 48%, compared with the same period in 2021. This increase was primarily due to increased personnel costs from greater numbers of employed staff of $6 million and an increase of facilities and IT expenses of $2 million.
For the three months ended June 30, 2022, sales and marketing expenses increased by $3 million, or 15%, compared with the same period in 2021, primarily due to an increase in sales personnel costs from a greater number of employed staff of $3 million.
For the three months ended June 30, 2022, general and administrative expenses were relatively unchanged compared with the same period in 2021, as higher headcount costs of $2 million were offset by lower non-headcount costs of $1 million.
Interest Expense, Net
For the three months ended June 30, 2022, interest expense, net of interest income, decreased by $7 million compared with the same period in 2021, primarily due to a $6 million decrease in interest expense related to the Convertible Notes. See Note 8, “Debt,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.
Income Tax Benefit (Provision)
Our income tax provision or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items occurring in the quarter.
For the three months ended June 30, 2022, we recognized an income tax benefit of less than $1 million, an increase of less than $1 million compared with the same period in 2021. The resulting effective tax rate for the three months ended June 30, 2022 was 6.3% compared with (4.1)% in the same period in 2021. For the three months ended June 30, 2022, the favorable change to the effective tax rate of 10.4 percentage points was primarily due to an increase in tax benefit resulting from additional operating losses outside the U.S. which were not offset by a valuation allowance.
For the three months ended June 30, 2022 and 2021, the effective tax rates of 6.3% and (4.1)%, respectively, differed from the federal statutory tax rate of 21% in the U.S. primarily due to the valuation allowance recognized against federal and state deferred tax assets in the U.S.
Most of the permanent tax adjustments within our effective tax rate are offset by a valuation allowance. These adjustments include state taxes, federal research tax credits under Internal Revenue Code Section 41, equity compensation in the U.S. and other non-deductible expenditures in the U.S. Excluding the impact of the valuation allowance, we realize an estimated state effective tax rate of 4.2%. In addition, exclusive of the valuation allowance, we continue to generate income tax benefits in the current period related to income tax credits recognized for qualified research activities in the U.S. The applicable federal tax law and regulations define qualified research activities as research and development activities conducted in the U.S. that involve a process of experimentation designed to discover new information intended to develop a new or improved business component. Absent the valuation allowance, equity compensation also impacts the effective tax rate to the extent the income tax deduction exceeds or is below the related book expense, as required under ASC 718-740-35-2. Other U.S. non-deductible expenses that are offset by the valuation allowance consist primarily of non-deductible executive compensation under Internal Revenue Code 162(m).
Permanent tax adjustments within our effective tax rate that are not offset by the valuation allowance included minimum state taxes, foreign tax benefits and foreign rate differentials. As we continue to scale our international business any changes to foreign business activity may impact our effective tax rate in the future.
We continue to expect recurring changes to the valuation allowance as deferred tax assets within the U.S. increase or decrease in subsequent periods. We will maintain a valuation allowance against all U.S. federal and state

Management’s Discussion and Analysis
deferred tax assets until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized.
Comparison of the six months ended June 30, 2022 and 2021.
Revenue

	Six months ended June 30,
	2022	2021	Change

	(Dollars in thousands)
Revenue	$267,853	$234,137	$33,716	14%

For the six months ended June 30, 2022, total revenue increased by $34 million, or 14%, compared with the same period in 2021, comprised mainly from growth in pass-through messaging surcharge revenue of $28 million. Growth in our revenue other than from pass-through messaging surcharges, compared with the same period last year, was led by our core messaging offerings, which grew 25%, and phone number and 911-enabled phone number services, mostly offset by lower revenue from voice offerings. Compared with the same period last year, our voice offerings revenue for the six months ended June 30, 2022, remained affected by lower usage arising from last year’s DDoS incident as well as the absence of revenue from businesses divested earlier in 2022.
These increases in usage volume period-over-period yielded our dollar-based net retention rate of 112%.
Cost of Revenue and Gross Margin

	Six months ended June 30,
	2022	2021	Change

	(Dollars in thousands)
Cost of revenue	$157,035	$129,498	$27,537	21%
Gross profit	$110,818	$104,639	$6,179	6%
Total gross margin	41%	45%
For the six months ended June 30, 2022, total cost of revenue increased $28 million driven by higher pass-through messaging surcharges of $29 million, partially offset by lower cost of revenue other than from pass-through messaging surcharges of $1 million. For the six months ended June 30, 2022, the combination of changes in total revenue and total cost of revenue yielded an increase in total gross profit of $6 million, or 6%, compared with the same period in 2021, driven entirely by profit improvements from the combination of our revenue and cost of revenue derived other than from pass-through messaging surcharges.
Our total gross margin percentage of 41% for the six months ended June 30, 2022, declined 4 percentage points as operating and product mix improvements were more than offset by the inclusion of higher pass-through messaging surcharges within total revenue.

Management’s Discussion and Analysis
Operating Expenses

	Six months ended June 30,
	2022	2021	Change

	(Dollars in thousands)
Research and development	$46,691	$33,179	$13,512	41%
Sales and marketing	46,479	39,315	7,164	18%
General and administrative	33,568	31,248	2,320	7%
Total operating expenses	$126,738	$103,742	$22,996	22%
As a percentage of revenue, total operating expenses for the six months ended June 30, 2022 and 2021, were 47% and 44%, respectively.
For the six months ended June 30, 2022, research and development expenses increased by approximately $14 million, or 41%, compared with the same period in 2021. This increase was primarily due to increased personnel costs from greater numbers of employed staff of $10 million and an increase of facilities and IT expenses of $4 million.
For the six months ended June 30, 2022, sales and marketing expenses increased by $7 million, or 18%, compared with the same period in 2021, primarily due to an increase in sales personnel costs from a greater number of employed staff of $5 million, and an increase in facilities and IT expenses of $2 million.
For the six months ended June 30, 2022, general and administrative expenses increased by approximately $2 million, or 7%, compared with the same period in 2021, mainly from higher headcount costs of $3 million, offset by lower non-headcount, facilities and IT expenses of $1 million.
Interest Expense, Net
For the six months ended June 30, 2022, interest expense, net of interest income, decreased by $11 million compared with the same period in 2021, primarily due to a $11 million decrease in interest expense related to the Convertible Notes. See Note 8, “Debt,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.
Income Tax Benefit (Provision)
Our income tax provision or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items occurring in the quarter.
For the six months ended June 30, 2022, we recognized an income tax benefit of less than $1 million, an increase of less than $1 million compared with the same period in 2021. The resulting effective tax rate for the six months ended June 30, 2022, was 1.8%, compared with 0.5% experienced in the same period in 2021. For the six months ended June 30, 2022, the favorable change to the effective tax rate of 1.3 percentage points was primarily due to an increase in tax benefit resulting from additional operating losses outside of the U.S. which were not offset by a valuation allowance.
For the six months ended June 30, 2022 and 2021, the effective tax rates of 1.8% and 0.5%, respectively, differed from the federal statutory tax rate of 21% in the U.S. primarily due to the valuation allowance recognized against federal and state deferred tax assets in the U.S.
Most of the permanent tax adjustments within our effective tax rate are offset by a valuation allowance. These adjustments include state taxes, federal research tax credits under Internal Revenue Code Section 41, equity compensation in the U.S. and other non-deductible expenditures in the U.S. Excluding the impact of the valuation allowance, we realize an estimated state effective tax rate of 4.2%. In addition, exclusive of the valuation allowance, we continue to generate income tax benefits in the current period related to income tax credits

Management’s Discussion and Analysis
recognized for qualified research activities in the U.S. The applicable federal tax law and regulations define qualified research activities as research and development activities conducted in the U.S. that involve a process of experimentation designed to discover new information intended to develop a new or improved business component. Absent the valuation allowance, equity compensation also impacts the effective tax rate to the extent the income tax deduction exceeds or is below the related book expense, as required under ASC 718-740-35-2. Other U.S. non-deductible expenses that are offset by the valuation allowance consist primarily of non-deductible executive compensation under Internal Revenue Code 162(m).
Permanent tax adjustments within our effective tax rate that are not offset by the valuation allowance included minimum state taxes, foreign tax benefits and foreign rate differentials. As we continue to scale our international business any changes to foreign business activity may impact our effective tax rate in the future.
We continue to expect recurring changes to the valuation allowance as deferred tax assets within the U.S. increase or decrease in subsequent periods. We will maintain a valuation allowance against all U.S. federal and state deferred tax assets until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized.
Liquidity and Capital Resources
Our liquidity is provided by free cash flow, derived from our cash flow from operations less expenditures for capital equipment, and supplemented by financing activities from time to time. Our cash flow from operations is driven by monthly payments from customers for communication services consumed during the period. Our primary uses of cash included the purchase of property plant and equipment to support growth on our communications platform and the purchase of land for our new corporate headquarters. In the last three years, we have supplemented our liquidity with proceeds from our issuance of the 2026 Convertible Notes and the 2028 Convertible Notes in February 2020 and March 2021, respectively. We used a majority of the proceeds from the issuance of our 2026 Convertible Notes to consummate the acquisition of Voxbone. We believe that our cash and cash equivalents balances and the cash flows generated by our operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our belief may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section “Item 1A. Risk Factors.” We may be required to seek additional equity or debt financing in order to meet these future capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.
Our principal future commitments consist of (i) an aggregate of $650.0 million in Convertible Notes (see Note 8, “Debt” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for a discussion of our 2026 Convertible Notes and our 2028 Convertible Notes), (ii) a $496 million non-cancelable lease for our future office headquarters, which is anticipated to commence in June of 2023 (the “Headquarters Lease”), (iii) $19 million in non-cancelable purchase obligations and future minimum payments under contracts to various service providers, and (iv) $15 million in future minimum rent payments for our current office space. The initial base rent for the Headquarters Lease will be $38.79 per square foot, or approximately $21 million per annum, and will increase by 1.85% on each anniversary of the commencement date. See Note 12, “Commitments and Contingencies,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for future lease commitments.

Management’s Discussion and Analysis
Statement of Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
	2022	2021

	(In thousands)
Net cash provided by operating activities	$324	$8,845
Net cash (used in) provided by investing activities	(162,597)	14,338
Net cash (used in) provided by financing activities	(2,388)	214,197
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,434)	204
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(166,095)	$237,584
For the six months ended June 30, 2022, our cash flow used in operating activities was less than $1 million and was generated by our aggregate results of $18 million during the period, net of non-cash items comprising depreciation and amortization, right-of-use asset amortization, stock-based compensation, deferred tax expense and other amounts, and $14 million generated from increased accounts payable and accrued liabilities, partially offset by cash used for higher accounts receivable and other operating assets aggregating $31 million. The increase in our accounts payable of $13 million at June 30, 2022 was primarily related to the timing and amounts of purchases of both services and tangible goods and their related payment arrangements while the increase in accrued expenses and other liabilities of $1 million primarily related to higher accruals for employee-related expenses due to period-end timing. The increase in our consolidated accounts receivable balance of $17 million at June 30, 2022 represented higher unbilled receivables balances of $4 million arising from higher usage amounts in the last month of the six-month period and $13 million from timing of collection of invoiced amounts at June 30, 2022. Prepaid expenses increased $10 million at June 30, 2022 primarily from timing of advance payments for software and other services where we will recognize the related expense as incurred in future periods.
For the six months ended June 30, 2022, net cash used in investing activities was $163 million. Cash used in investing activities included the purchase of marketable securities of $138 million from balances previously held as cash and cash equivalents, purchase of property and equipment of $9 million, deposits for construction in progress of our Raleigh, NC headquarters of $15 million, and capitalized internally developed software costs of $1 million. Within investing activities, our purchases of marketable securities were for instruments with greater than 90 day original maturities.
For the six months ended June 30, 2022, net cash used in financing activities was $2 million consisting primarily of $2 million in value of equity awards withheld for tax liabilities.
Off-Balance Sheet Arrangements
We do not have any holdings in variable interest entities. With the acquisition of Voxbone, we have off-balance sheet agreements for short-term office leases in the amount of less than $1 million ending prior to June 30, 2023.

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

Management’s Discussion and Analysis

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(In thousands)
Gross Profit	$55,404	$53,481	$110,818	$104,639
Gross Profit Margin %	41%	44%	41%	45%
Depreciation	3,362	3,060	6,738	6,206
Amortization of acquired intangible assets	1,934	2,175	3,966	4,351
Stock-based compensation	91	94	190	195
Non-GAAP Gross Profit	$60,791	$58,810	$121,712	$115,391
Non-GAAP Gross Margin % (1)	53%	51%	53%	52%
________________________
(1) Calculated by dividing Non-GAAP gross profit by revenue less pass-through messaging surcharges of $21.0 million and $6.3 million for the three months ended June 30, 2022 and 2021, respectively, and $38.4 million and $10.2 million for the six months ended June 30, 2022 and 2021, respectively.
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

Management’s Discussion and Analysis

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(In thousands)
Net loss	$(6,248)	$(6,928)	$(13,062)	$(12,244)
Stock-based compensation	4,821	3,377	10,167	7,767
Amortization of acquired intangibles	4,334	4,864	8,900	9,731
Amortization of debt discount and issuance costs for convertible debt	761	7,058	1,521	12,225
Loss on disposal of property and equipment	34	135	189	336
Gain on sale of business	(2,859)	—	(3,777)	—
Estimated tax effects of adjustments (1)	(1,735)	68	(2,286)	(939)
Non-GAAP net (loss) income	$(892)	$8,574	$1,652	$16,876
Cash interest expense on Convertible Notes (2) (3)	732	—	1,125	—
Numerator used to compute Non-GAAP diluted net income per share (3)	$(892)	$8,574	$2,777	$16,876

Net loss per share, basic and diluted	$(0.25)	$(0.28)	$(0.52)	$(0.49)

Non-GAAP net (loss) income per Non-GAAP share
Basic	$(0.04)	$0.34	$0.07	$0.67
Diluted	$(0.04)	$0.32	$0.09	$0.63

Weighted average number of shares outstanding
Basic and diluted shares	25,279,615	25,096,026	25,249,998	25,056,208

Non-GAAP basic shares	25,279,615	25,096,026	25,249,998	25,056,208
Convertible debt conversion	—	1,206,493	5,788,805	1,509,313
Stock options issued and outstanding	—	178,079	120,167	193,191
Nonvested RSUs outstanding	—	173,769	—	225,338
Non-GAAP diluted shares	25,279,615	26,654,367	31,158,970	26,984,050
________________________
(1) The Non-GAAP tax-effect adjustments are calculated based on statutory tax rates, net of corresponding valuation allowance adjustments, in the jurisdictions where we have tax filings. The rate was 13.4% and 3.1% for the six months ended June 30, 2022 and 2021, respectively.
(2) Upon the adoption of ASU 2020-06, net income is increased for cash interest expense as part of the calculation for diluted Non-GAAP earnings per share. See Note 2, “Summary of Significant Accounting Policies,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details on the adoption of ASU 2020-06.
(3) As we had a Non-GAAP net loss for the three months ended June 30, 2022, the cash interest expense on the Convertible Notes was not used to compute Non-GAAP diluted net loss per share. This figure is presented to show the activity during the quarter resulting in the cash interest expense on the Convertible Notes used to compute Non-GAAP diluted net income per share for the six months ended June 30, 2022.
Adjusted EBITDA
We define Adjusted EBITDA as net income or losses from continuing operations, adjusted to reflect the addition or elimination of certain income statement items including, but not limited to:
•income tax provision (benefit);

Management’s Discussion and Analysis
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

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(In thousands)
Net loss	$(6,248)	$(6,928)	$(13,062)	$(12,244)
Income tax (benefit) provision	(417)	272	(238)	(60)
Interest expense, net	874	7,699	2,124	13,109
Depreciation	4,583	4,338	9,187	8,514
Amortization	4,334	4,864	8,900	9,731
Stock-based compensation	4,821	3,377	10,167	7,767
Loss on disposal of property and equipment	34	135	189	336
Gain on sale of business	(2,859)	—	(3,777)	—
Adjusted EBITDA	$5,122	$13,757	$13,490	$27,153
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

Management’s Discussion and Analysis

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(In thousands)
Net cash provided by (used in) operating activities	$7,019	$(1,164)	$324	$8,845
Net cash used in investing in capital assets (1) (2)	(4,341)	(17,778)	(10,266)	(25,662)
Free cash flow	$2,678	$(18,942)	$(9,942)	$(16,817)
________________________
(1) Represents the acquisition cost of property, equipment and capitalized development costs for software for internal use.
(2) Includes the net cash used from the purchase of land of $(30.0) million offset by the proceeds from the sale of land of $17.5 million from investing activities of the statement of cash flows for the six months ended June 30, 2021.

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
There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates disclosed in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 25, 2022.

Recently Issued Accounting Guidance
See Note 2, “Summary of Significant Accounting Policies,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of recently adopted accounting standards and recent accounting pronouncements not yet adopted.

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
Interest Rate Risk
Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents of $165.3 million and marketable securities of $137.6 million as of June 30, 2022, which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of interest bearing checking and direct deposit accounts, and money market accounts. Marketable securities consist of corporate debt securities, U.S. treasury securities, and commercial paper not otherwise classified as cash equivalents.
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
Foreign Currency Risk
The functional currencies of our foreign subsidiaries are the respective local currencies of the jurisdictions in which they operate, which are primarily the Euro and the British Pound. Approximately 11% of our total revenue was generated outside the United States for the six months ended June 30, 2021. The majority of our revenues and operating expenses are denominated in U.S. dollars, and therefore are not currently subject to significant foreign currency risk. Our subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the year. If there is a change in foreign currency exchange rates, the conversion of our foreign subsidiaries’ financial statements into U.S. dollars would result in a realized gain or loss, which is recorded in other expense, net in our condensed consolidated statements of operations. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currencies result in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decrease if the U.S. dollar strengthens against foreign currencies.
Inflation
We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations. See “Risk Factors—Our business, operating results and cash flows may be adversely affected by a rising rate of inflation.”

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
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The following county or municipal governments have named us in lawsuits that remain unresolved and are associated with the collection and remittance of 911 taxes and surcharges: (a) the City and County of San Francisco, California; (b) the following Illinois jurisdictions, collectively: Cook and Kane Counties, Illinois, the City of Chicago, Illinois, and the State of Illinois; (c) the State of New York; and (d) Allegheny County, Pennsylvania. The complaints allege that we failed to bill, collect and remit certain taxes and surcharges associated with 911 service pursuant to applicable laws.
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
•Our growth and financial health are subject to a number of economic risks.
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
We, along with many other telecommunications companies and similar service providers, currently are subject to litigation regarding our billing, collection and remittance of non-income-based taxes and other similar charges regarding 911 services alleged to apply in certain states, counties, and municipalities located in California, Illinois, New York, Pennsylvania, and Rhode Island. See “Part II, Item 1. Legal Proceedings,” in this Quarterly Report on Form 10-Q. We may face similar litigation in other jurisdictions in the future. While we are vigorously defending these lawsuits, litigation is inherently uncertain. Tax assessments, penalties and interest or future requirements arising from these lawsuits, the settlement of any such lawsuit or any other lawsuits that may arise in other jurisdictions, may adversely affect our business, results of operations and financial condition.
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

In the ordinary course of business, we are subject to various claims and litigation. Any such claims, regardless of merit, could be time-consuming and expensive to defend and could divert management’s attention and resources. In accordance with customary practice, we maintain insurance against some, but not all, of these potential claims. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. The levels of insurance we maintain may not be adequate to fully cover any and all losses or liabilities. Further, we may not be able to maintain insurance at commercially acceptable premium levels or at all. If any significant judgment, claim (or a series of claims), a settlement or other event is not fully insured or indemnified against, it could have a material adverse impact on our business, financial condition and results of operations. There can be no assurance as to the actual amount of these liabilities or the timing thereof. We cannot be certain that the outcome of current or future litigation will not have a material adverse impact on our business and results of operations.
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
In addition, we are vulnerable to changes in market preferences or other market changes, such as general economic conditions, recession and fears of recession, interest rates, tax rates and policies, and inflation. The U.S. is currently experiencing unusually high rates of inflation, and we may experience a compression in our margins as a result. The U.S. and global economies have in the past, and will in the future, experience recessionary periods and periods of economic instability. During such periods, our existing and potential customers may choose not to expend the amounts that we anticipate based on our expectations with respect to the addressable market for the services we offer. There could also be a number of other effects from adverse general business and economic conditions on our business, including insolvency of any of our third-party suppliers or contractors, decreased market confidence, decreased interest in communications solutions, decreased discretionary spending and reduced customer demand for the services we offer, any of which could have a material adverse effect on our business, financial condition and results of operations and exacerbate some of the other risk factors contained in this Quarterly Report on Form 10-Q.
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
Our second amended and restated bylaws provide, subject to limited exceptions, that the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or stockholder to us or our stockholders; (iii) any action asserting a claim against us that is governed by the internal affairs doctrine; or (iv) any action arising pursuant to any provision of the Delaware General Corporation Law, our second amended and restated certificate of incorporation or our second amended and restated bylaws. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act, which provides for exclusive jurisdiction of the federal courts. It could apply, however, to a suit that asserts claims under the Securities Act and falls within one or more of the categories enumerated in our choice of forum provision, inasmuch as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. There is uncertainty as to whether a court would enforce such provision with respect to claims under the Securities Act, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
Our choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. While Delaware courts have determined that choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than that designated in our exclusive forum provision. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provision of our second amended and restated bylaws. Alternatively, if a court were to find the choice of forum provision contained in our second amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations.
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
None.

Item 6. Exhibits

Exhibit Index

Exhibit number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation.	Q3 10-Q	001-38285	3.1	12/14/2017
3.2	Second Amended and Restated Bylaws.	Q3 10-Q	001-38285	3.2	12/14/2017
10.1^	Senior Secured Credit Facilities Credit Agreement, among Bandwidth Inc., the several lenders from time to time party thereto, and Silicon Valley Bank, dated as of June 6, 2022.				Filed herewith
31.1	Certificate of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
101.INS	XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.				Filed herewith
101.SCH	XBRL Taxonomy Schema Document.				Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith
^    Certain of the exhibits to this Exhibit 10.1 have been omitted in accordance with Regulation S-K Item 601. The Registrant agrees to furnish a copy of all omitted exhibits to the SEC upon its request.
*The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

BANDWIDTH INC.

Date:	August 4, 2022	By:	/s/ David A. Morken
David A. Morken
Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2022	By:	/s/ Daryl E. Raiford
Daryl E. Raiford
Chief Financial Officer
(Principal Accounting and Financial Officer)