Form 10-Q
period 2022-09-30
Bandwidth Inc.
filed 2022-11-02
CIK 1514416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 31, 2022, 23,359,265 shares of the registrant’s Class A common stock and 1,965,170 shares of registrant’s Class B common stock were outstanding, respectively.

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
•the impact of our customers’ violation of applicable laws, our policies or other misuse of our platform;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BANDWIDTH INC.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	As of September 30,	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$166,384	$331,453
Restricted cash	918	836
Marketable securities	145,171	—
Accounts receivable, net of allowance for doubtful accounts	76,597	61,572
Deferred costs	3,772	3,204
Prepaid expenses and other current assets	24,273	15,820
Total current assets	417,115	412,885
Property, plant and equipment, net	73,205	69,604
Operating right-of-use asset, net	11,251	14,061
Intangible assets, net	170,498	211,217
Deferred costs, non-current	5,145	4,676
Other long-term assets	32,293	8,673
Goodwill	298,892	344,423
Total assets	$1,008,399	$1,065,539
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,034	$9,142
Accrued expenses and other current liabilities	75,053	65,921
Current portion of deferred revenue	6,233	6,248
Advanced billings	7,672	6,380
Operating lease liability, current	7,166	5,807
Total current liabilities	117,158	93,498
Other liabilities	9,601	6,018
Operating lease liability, net of current portion	6,426	10,958
Deferred revenue, net of current portion	8,155	7,634
Deferred tax liability	35,215	48,396
Convertible senior notes	637,248	486,440
Total liabilities	813,803	652,944
Stockholders’ equity:
Class A and Class B common stock	25	25
Additional paid-in capital	359,465	502,477
Accumulated deficit	(81,981)	(76,867)
Accumulated other comprehensive loss	(82,913)	(13,040)
Total stockholders’ equity	194,596	412,595
Total liabilities and stockholders’ equity	$1,008,399	$1,065,539
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Revenue	$148,325	$130,638	$416,178	$364,775
Cost of revenue	84,861	73,573	241,896	203,071
Gross profit	63,464	57,065	174,282	161,704
Operating expenses:
Research and development	25,044	16,857	71,735	50,036
Sales and marketing	23,184	21,143	69,663	60,458
General and administrative	16,623	18,127	50,191	49,375
Total operating expenses	64,851	56,127	191,589	159,869
Operating (loss) income	(1,387)	938	(17,307)	1,835
Other (expense) income, net	(338)	(7,567)	2,282	(20,768)
Loss before income taxes	(1,725)	(6,629)	(15,025)	(18,933)
Income tax benefit (provision)	923	(315)	1,161	(255)
Net loss	$(802)	$(6,944)	$(13,864)	$(19,188)

Net loss per share, basic and diluted	$(0.03)	$(0.28)	$(0.55)	$(0.77)

Weighted average number of common shares outstanding, basic and diluted	25,304,057	25,114,762	25,268,216	25,075,941
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net loss	$(802)	$(6,944)	$(13,864)	$(19,188)
Other comprehensive loss
Unrealized gain on marketable securities, net of income taxes	458	—	120	—
Foreign currency translation, net of income taxes	(29,702)	(12,512)	(69,993)	(29,682)
Other comprehensive loss	(29,244)	(12,512)	(69,873)	(29,682)
Total comprehensive loss	$(30,046)	$(19,456)	$(83,737)	$(48,870)

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

BANDWIDTH INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Class A voting common stock		Class B voting common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	23,177,988	23	1,965,170	2	502,477	(13,040)	(76,867)	412,595
Exercises of vested stock options	16,095	—	—	—	125	—	—	125
Vesting of restricted stock units	144,977	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(30,029)	—	—	—	(1,751)	—	—	(1,751)
Adjustment to opening retained earnings due to adoption of ASU 2020-06	—	—	—	—	(156,248)	—	8,750	(147,498)
Foreign currency translation	—	—	—	—	—	(10,516)	—	(10,516)
Stock-based compensation	—	—	—	—	5,346	—	—	5,346
Net loss	—	—	—	—	—	—	(6,814)	(6,814)
Balance at March 31, 2022	23,309,031	23	1,965,170	2	349,949	(23,556)	(74,931)	251,487
Exercises of vested stock options	4,287	—	—	—	37	—	—	37
Vesting of restricted stock units	28,351	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(7,005)	—	—	—	(145)	—	—	(145)
Unrealized loss on marketable securities	—	—	—	—	—	(338)	—	(338)
Foreign currency translation	—	—	—	—	—	(29,775)	—	(29,775)
Stock-based compensation	—	—	—	—	4,821	—	—	4,821
Net loss	—	—	—	—	—	—	(6,248)	(6,248)
Balance at June 30, 2022	23,334,664	23	1,965,170	2	354,662	(53,669)	(81,179)	219,839
Vesting of restricted stock units	30,395	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(6,856)	—	—	—	(89)	—	—	(89)
Unrealized gain on marketable securities	—	—	—	—	—	458	—	458
Foreign currency translation	—	—	—	—	—	(29,702)	—	(29,702)
Stock-based compensation	—	—	—	—	4,892	—	—	4,892
Net loss	—	—	—	—	—	—	(802)	(802)
Balance at September 30, 2022	23,358,203	$23	1,965,170	$2	$359,465	$(82,913)	$(81,981)	$194,596
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(13,864)	$(19,188)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	26,866	27,478
Non-cash reduction to the right-of-use asset	5,308	4,251
Amortization of debt discount and issuance costs	2,343	19,475
Stock-based compensation	15,059	11,592
Deferred taxes and other	(5,496)	686
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(18,311)	(20,610)
Prepaid expenses and other assets	(13,389)	(4,173)
Accounts payable	14,305	7,122
Accrued expenses and other liabilities	17,142	1,590
Operating right-of-use liability	(5,623)	(4,535)
Net cash provided by operating activities	24,340	23,688
Cash flows from investing activities
Purchase of property and equipment	(18,669)	(9,552)
Deposits for construction in progress	(14,545)	(3,000)
Capitalized software development costs	(2,121)	(3,212)
Purchase of land	—	(30,017)
Proceeds from sale of land	—	17,462
Purchase of marketable securities	(178,153)	—
Proceeds from sales and maturities of marketable securities	33,102	—
Proceeds from sales and maturities of other investments	—	40,000
Net cash (used in) provided by investing activities	(180,386)	11,681
Cash flows from financing activities
Payments on finance leases	(162)	(161)
Proceeds from issuance of convertible senior notes	—	250,000
Purchase of Capped Call	—	(25,500)
Payment of debt issuance costs	(553)	(7,544)
Proceeds from exercises of stock options	162	886
Value of equity awards withheld for tax liabilities	(2,047)	(3,720)
Net cash (used in) provided by financing activities	(2,600)	213,961
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,341)	291
Net (decrease) increase in cash, cash equivalents, and restricted cash	(164,987)	249,621
Cash, cash equivalents, and restricted cash, beginning of period	332,289	81,437
Cash, cash equivalents, and restricted cash, end of period	$167,302	$331,058

Supplemental disclosure of cash flow information
Cash paid for interest	$1,328	$674
Cash paid for taxes, net	$899	$961
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,322	$553

Supplemental disclosure of noncash investing and financing activities
Purchase of property and equipment, accrued but not paid	$2,133	$7,611

BANDWIDTH INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Obligation included in basis of acquired land	$—	$7,752
Lease incentive	$3,807	$3,193
Obligation included in basis of land acquired by the Developer	$—	$4,512
Equity awards withheld for tax liabilities, accrued but not paid	$65	$132
Unrealized gain on marketable securities, accrued but not realized	$120	$—
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
The following is a comparison of the change in costs to the prior period:

	Three months ended September 30, 2021		Nine months ended September 30, 2021
	As reported	As previously reported	As reported	As previously reported

	(In thousands)
Statement of Operations
Cost of revenue	$73,573	$72,395	$203,071	$199,782
Research and development	16,857	13,359	50,036	39,509
Sales and marketing	21,143	13,592	60,458	38,168
General and administrative	18,127	30,354	49,375	85,481
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
Marketable Securities
The Company’s marketable securities consist of time deposits, U.S. treasury debt securities, commercial paper, and corporate debt securities. The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. The Company may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies investments with maturities greater than 90 days as marketable securities in the accompanying condensed consolidated balance sheets. Available-for-sale securities are recorded at fair value at the end of each reporting period. Unrealized gains and losses are excluded from earnings and recorded as a separate component within accumulated other comprehensive loss on the condensed consolidated balance sheets until realized. Interest income is reported within other (expense) income, net on the condensed consolidated statements of operations. The Company evaluates its investments to assess whether the amortized cost basis is in excess of estimated fair value and determines what amount of that difference, if any, is caused by expected credit losses. Allowance for credit losses are recognized as a charge in other (expense) income, net on the condensed consolidated statements of operations, and any remaining unrealized losses are included in accumulated other comprehensive loss on the condensed consolidated balance sheets. Due to the nature and investment grade of the Company’s marketable securities, there were no credit losses recorded for the three and nine months ended September 30, 2022. There have been no impairment charges for any unrealized losses during the period. The Company determines realized gains and losses on the sale of marketable securities using the specific identification method and records such gains and losses in other (expense) income, net on the condensed consolidated statements of operations.
Accounts Receivable and Current Expected Credit Losses
Accounts receivable are stated at realizable value, net of allowances, which includes an allowance for doubtful accounts and a reserve for expected credit losses. The allowance for doubtful accounts is based on management’s assessment of the collectability of its customer accounts. The Company regularly reviews the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, current economic trends, and reasonable and supportable forecasts about the future. Relevant risk characteristics include customer size and historical loss patterns. Management has evaluated the expected credit losses related to trade accounts receivable and determined that an allowance of approximately $0.8 million and $1.7 million for uncollectible accounts and customer balances that are disputed was required as of September 30, 2022 and December 31, 2021, respectively. Refer to Note 4, “Financial Statement Components” to these condensed consolidated financial statements, for a rollforward of the components of the allowances as of September 30, 2022 and December 31, 2021.
The Company includes unbilled receivables in its accounts receivable balance. Generally, these receivables represent earned revenue from services provided to customers, which will be billed in the next billing cycle. All amounts are considered collectible and billable. As of September 30, 2022 and December 31, 2021, unbilled receivables were $40.4 million and $31.8 million, respectively.
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

Notes to Condensed Consolidated Financial Statements (continued)

With regard to customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As of September 30, 2022, no individual customer represented more than 10% of the Company’s accounts receivable, net of allowance for doubtful accounts. As of December 31, 2021, one individual customer represented approximately 10%, respectively, of the Company’s accounts receivable, net of allowance for doubtful accounts.
For the three and nine months ended September 30, 2022 and 2021, no individual customer represented more than 10% of the Company’s revenue.
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
As of September 30, 2022 and December 31, 2021, the Company has recorded goodwill of $298.9 million and $344.4 million, respectively.
During the third quarter of 2022, the Company completed an interim qualitative assessment under ASC 350 to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of its reporting unit was less than its respective carrying value. The Company concluded that based on the relevant events and circumstances, it was more likely than not that the reporting unit’s fair value exceeded its related carrying value and therefore no quantitative assessment was required. No goodwill impairment charges were recorded for the three and nine months ended September 30, 2022 and 2021.

Notes to Condensed Consolidated Financial Statements (continued)

Recently Adopted Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), which is intended to address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and enhances information transparency by making targeted improvements to the disclosures for convertible instruments and EPS guidance on the basis of feedback from financial statement users. ASU 2020-06 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption was permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted the new guidance on January 1, 2022 using the modified retrospective approach resulting in decreases in accumulated deficit of $8.8 million, additional paid in capital of $156.2 million, and deferred tax liability of $1.0 million. The Company also recorded an increase in the convertible notes balance of $148.4 million as a result of the reversal of the separation of the convertible debt between debt and equity. The adoption of this standard decreased the amount of non-cash interest expense to be recognized in current and future periods as a result of eliminating the discount associated with the equity component. For the three and nine months ended September 30, 2022, the combined interest expense of the Convertible Notes was $6.9 million and $20.3 million lower, respectively, upon the adoption of ASU 2020-06. The number of diluted shares increased as a result of transitioning from the treasury stock method to the as-if converted method, but did not change the earnings per share for the three and nine months ended September 30, 2022 and 2021 as the Company incurred a net loss in both reporting periods.
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

3. Fair Value Measurements
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value as of September 30, 2022 and December 31, 2021 because of the relatively short duration of these instruments. Marketable securities consist of time deposits, corporate debt securities, U.S. treasury securities, and commercial paper not otherwise classified as cash equivalents. All marketable securities are considered to be available-for-sale and are recorded at their estimated fair values. Unrealized gain and losses for available-for-sale securities are recorded in other comprehensive loss.
The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period.

Notes to Condensed Consolidated Financial Statements (continued)

The following tables summarize the assets measured at fair value as of September 30, 2022 and December 31, 2021:

	Amortized cost or carrying value	Unrealized gains	Unrealized losses	Fair value measurements on a recurring basis September 30, 2022
				Level 1	Level 2	Level 3	Total

	(In thousands)
Financial assets:
Cash and cash equivalents:
Money market account	$45,505	$—	$—	$45,505	$—	$—	$45,505
Commercial paper	30,819	—	—	30,819	—	—	30,819
Total included in cash and cash equivalents	$76,324	$—	$—	$76,324	$—	$—	$76,324
Marketable securities:
Time deposits	$10,683	$—	$(17)	$10,666	$—	$—	$10,666
U.S. treasury securities	20,368	—	(21)	20,347	—	—	20,347
Corporate debt securities	43,221	—	(235)	—	42,986	—	42,986
Commercial paper	70,779	393	—	71,172	—	—	71,172
Total marketable securities	$145,051	$393	$(273)	$102,185	$42,986	$—	$145,171
Total financial assets	$221,375	$393	$(273)	$178,509	$42,986	$—	$221,495

	Fair value measurements on a recurring basis December 31, 2021
	Level 1	Level 2	Level 3	Total

	(In thousands)
Financial assets:
Cash and cash equivalents:
Money market account	$241,157	$—	$—	$241,157
Total financial assets	$241,157	$—	$—	$241,157
The Company classifies its marketable securities as current assets as they are available for current operating needs. The following table summarizes the contractual maturities of marketable securities as of September 30, 2022:

	Amortized cost	Aggregate fair value

	(In thousands)
Financial assets:
Less than one year	$145,051	$145,171
Total	$145,051	$145,171
As of September 30, 2022, the marketable securities were in an unrealized gain position. The Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. As of September 30, 2022, the Company anticipates that it will recover the entire amortized cost basis of its marketable securities before maturity.
During the three and nine months ended September 30, 2022, there were $33.1 million in maturities of marketable securities. Interest earned on marketable securities was $0.4 million and $0.6 million in the three and

Notes to Condensed Consolidated Financial Statements (continued)

nine months ended September 30, 2022, respectively. The interest is recorded in other (expense) income, net, on the accompanying condensed consolidated statements of operations. As of September 30, 2022, the accrued interest receivable, net of allowance for credit losses, was $0.4 million. Accrued interest receivable is recorded in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheet.
As of September 30, 2022, the fair value of the 2026 Convertible Notes and 2028 Convertible Notes, as further described in Note 8, “Debt”, was approximately $260.6 million and $147.9 million, respectively. As of December 31, 2021, the fair value of the 2026 Convertible Notes and the 2028 Convertible Notes was approximately $427.1 million and $194.2 million, respectively. The fair value was determined based on the closing price for the Convertible Notes on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.

4. Financial Statement Components
Accounts receivable, net of allowances consist of the following:

	As of September 30,	As of December 31,
	2022	2021

	(In thousands)
Trade accounts receivable	$36,963	$31,036
Unbilled accounts receivable	40,396	31,786
Allowance for doubtful accounts and reserve for expected credit losses	(792)	(1,661)
Other accounts receivable	30	411
Total accounts receivable, net	$76,597	$61,572

Components of allowance for doubtful accounts and reserve for expected credit losses are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(In thousands)
Allowance for doubtful accounts:
Balance, beginning of period	$(945)	$(1,364)	$(1,661)	$(1,203)
Charged to bad debt expense, net of reversals	(117)	(169)	64	(475)
Deductions (1)	236	54	728	182
Impact of foreign currency translation	34	12	77	29
Balance, end of period	$(792)	$(1,467)	$(792)	$(1,467)

________________________
(1) Write-off of uncollectible accounts after all collection efforts have been exhausted.

Notes to Condensed Consolidated Financial Statements (continued)

Accrued expenses and other current liabilities consisted of the following:

	As of September 30,	As of December 31,
	2022	2021

	(In thousands)
Accrued expense	$32,609	$31,264
Accrued compensation and benefits	17,549	19,042
Accrued sales, use, VAT and telecommunications related taxes	17,327	11,046
Current portion of finance lease	121	177
Income tax payable	6,691	3,420
Other accrued expenses	756	972
Total accrued expenses and other current liabilities	$75,053	$65,921

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
The Company previously sub-leased approximately 17,073 square feet of office space to a related party, Relay, Inc. (f/k/a Republic Wireless, Inc.) (“Relay”). The lease term under this non-cancellable lease expired in July 2022.
As of September 30, 2022, the Company had various leased properties in the United States and internationally, with remaining lease terms of one month to 4.25 years, some of which include options to extend the leases for up to 5 years. None of the options to extend the leases are recognized in operating lease ROU assets or lease liabilities. The Company has one lease with an early-termination option, which it does not expect to exercise.
The components of lease expense recorded in the consolidated statement of operations were as follows:

Notes to Condensed Consolidated Financial Statements (continued)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(In thousands)
Operating lease cost	$1,809	$1,699	$6,037	$5,002
Finance lease cost:
Depreciation of assets	44	60	138	165
Interest on lease liabilities	3	5	10	14
Sublease income	(14)	(96)	(206)	(288)
Total net lease cost	$1,842	$1,668	$5,979	$4,893
During the three and nine months ended September 30, 2022, short-term operating lease expense was $0.2 million and $0.4 million, respectively. During the three and nine months ended September 30, 2021, short-term operating lease expense was $0.4 million and $1.1 million, respectively.

Supplemental balance sheet information related to leases was as follows:

		As of September 30,	As of December 31,
Leases	Classification	2022	2021

		(In thousands)
Assets:
Operating lease assets	Operating right-of-use asset, net (1)	$11,251	$14,061
Finance lease assets	Property, plant and equipment, net (2)	286	373
Total leased assets		$11,537	$14,434

Liabilities:
Current
Operating	Operating lease liability, current	$7,166	$5,807
Finance	Accrued expenses and other current liabilities	121	177
Non-current
Operating	Operating lease liability, net of current portion	6,426	10,958
Finance	Other liabilities	156	202
Total lease liabilities		$13,869	$17,144
________________________
(1) Operating lease assets are recorded net of accumulated amortization of $17.5 million and $14.8 million as of September 30, 2022 and December 31, 2021, respectively.
(2) Finance lease assets are recorded net of accumulated depreciation of $0.3 million and $0.2 million as of September 30, 2022 and December 31, 2021, respectively.

Notes to Condensed Consolidated Financial Statements (continued)

Supplemental cash flow and other information related to leases was as follows:

	Nine months ended September 30,
	2022	2021

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,623	$4,535
Financing cash flows from finance leases	162	161
	$5,785	$4,696

Weighted average remaining lease term (in years)
Operating leases	2.28	3.14
Finance leases	2.48	2.56

Weighted average discount rate
Operating leases	4.61%	4.77%
Finance leases	4.50%	4.00%

Maturities of lease liabilities were as follows:

	As of September 30,
	2022
	Operating Leases	Finance Leases

	(In thousands)
2022 (remaining)	$1,580	$30
2023	8,030	130
2024	2,560	86
2025	1,532	37
2026	599	11
Total lease payments	14,301	294
Less: imputed interest	(709)	(17)
Total lease obligations	13,592	277
Less: current obligations	(7,166)	(121)
Long-term lease obligations	$6,426	$156

On June 4, 2021, the Company purchased approximately 40 acres of undeveloped land (the “Property”) in Raleigh, North Carolina, from the State of North Carolina (the “State”) for $30.0 million. Additionally, as consideration for the Property, the Company agreed to construct, at its expense, a parking lot and related improvements (the “Parking Improvements”) on land owned by the State adjacent to the Property. Subsequent to the purchase of the Property, the Company sold a portion of the Property constituting approximately 23.76 acres (the “Conveyed Parcel”) to USEF Edwards Mill Owner, LLC (the “Developer”) for $17.5 million. The Company retained approximately 17.06 acres of the Property, which was recorded at cost and is included in the Company’s condensed consolidated balance sheet as a component of property, plant and equipment, net. A lease incentive was

Notes to Condensed Consolidated Financial Statements (continued)

recognized for the difference between the consideration received from the Developer for the Conveyed Parcel and the cost basis of the Conveyed Parcel and is included as a component of other liabilities on the condensed consolidated balance sheet. As of September 30, 2022, the balance of the lease incentive, including additional incentives obtained during project development, was $8.5 million.
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
No ROU assets or lease liabilities have been recognized in connection with the lease as of September 30, 2022. Future lease payments are included in Note 12, “Commitments and Contingencies.”

6. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	As of September 30,	As of December 31,
	2022	2021

	(In thousands)
Furniture and fixtures	$2,197	$2,240
Computer and office equipment	7,638	5,419
Telecommunications equipment	77,855	76,963
Leasehold improvements	6,212	6,970
Software	7,188	6,942
Internal-use software development	24,100	22,917
Automobile	582	616
Land	21,598	17,269
Total cost	147,370	139,336
Less—accumulated depreciation	(74,165)	(69,732)
Total property, plant and equipment, net	$73,205	$69,604
The Company capitalized $0.9 million and $2.1 million of software development costs for the three and nine months ended September 30, 2022, respectively, and $0.8 million and $3.2 million for the three and nine months ended September 30, 2021, respectively.
Amortization expense related to capitalized software development costs were $0.6 million and $1.6 million for the three and nine months ended September 30, 2022, respectively, and $0.5 million and $1.4 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, unamortized implementation costs related to cloud computing arrangements are $0.3 million, of which $0.1 million are included in prepaid expenses and other current assets and $0.2 million are included in other long-term assets.

Notes to Condensed Consolidated Financial Statements (continued)

The Company leases automobiles under leases accounted for as finance leases with expiration dates ranging from October 6, 2022 to June 23, 2026. As of September 30, 2022, cost and accumulated depreciation of the assets under finance leases recorded by the Company were $0.6 million and $0.3 million, respectively.
The Company recognized depreciation expense, which includes amortization of capitalized software development costs, as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(In thousands)
Cost of revenue	$3,403	$3,138	$10,141	$9,345
Research and development	610	578	1,767	1,539
Sales and marketing	346	214	1,027	787
General and administrative	302	539	913	1,312
Total depreciation expense	$4,661	$4,469	$13,848	$12,983

7. Intangible Assets
Intangible assets, net consisted of the following as of September 30, 2022:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Amortization Period

	(In thousands)			(In years)
Customer relationships	$134,579	$(21,889)	$112,690	15 - 20
Developed technology	70,743	(13,559)	57,184	10
Other, definite lived	2,828	(2,828)	—	2 - 7
Licenses, indefinite lived	624	—	624	Indefinite
Total intangible assets, net	$208,774	$(38,276)	$170,498
Intangible assets, net consisted of the following as of December 31, 2021:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Amortization Period

	(In thousands)			(In years)
Customer relationships	$155,081	$(16,861)	$138,220	15 - 20
Developed technology	82,548	(10,315)	72,233	10
Other, definite lived	3,158	(3,158)	—	2 - 7
Licenses, indefinite lived	764	—	764	Indefinite
Total intangible assets, net	$241,551	$(30,334)	$211,217

Notes to Condensed Consolidated Financial Statements (continued)

The Company recognized amortization expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(In thousands)
Cost of revenue	$1,831	$2,128	$5,797	$6,479
Sales and marketing	2,287	2,636	7,221	8,016
Total amortization expense	$4,118	$4,764	$13,018	$14,495
The remaining weighted average amortization period for definite lived intangible assets is 11.3 years.
Future estimated amortization expense for definite lived intangible assets is as follows:

As of September 30,
2022

(In thousands)
2022 (remaining)	$3,968
2023	15,873
2024	15,873
2025	15,873
2026	15,873
Thereafter	102,414
$169,874

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
As of September 30, 2022, unamortized debt issuance costs were $0.5 million of which $0.2 million were included in prepaid expenses and other current assets and $0.3 million were included in other long-term assets.
As of September 30, 2022, there were no borrowings under the Credit Facility and the Company was in compliance with all financial and non-financial covenants for all periods presented. The available borrowing capacity under the Credit Facility was $50.0 million as of September 30, 2022.

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
Prior to and during the nine months ended September 30, 2021, the conditional conversion feature of the 2026 Convertible Notes was triggered as the last reported sale price of the Company’s Class A common stock was more than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on or after June 30, 2020 (the last trading day of the calendar quarter), and therefore the 2026 Convertible Notes were convertible, in whole or in part, at the option of the holders between July 1, 2020 through September 30, 2021. The conditional conversion feature of the 2026 Convertible Notes was not triggered from October 1, 2021 through September 30, 2022 as the last reported sale price of the Company’s Class A common stock was not more than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days (the last trading day of the calendar quarter). Whether the 2026 Convertible Notes will be convertible following such period will depend on the satisfaction of this condition or another conversion condition in the future. The Company continues to classify the 2026 Convertible Notes as a long-term liability in its condensed consolidated balance sheet as of September 30, 2022, based on contractual settlement provisions.
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
Prior to and during the three and nine months ended September 30, 2022 and 2021, the conditional conversion feature of the 2028 Convertible Notes was not triggered as the last reported sale price of the Company’s Class A common stock was not more than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days (the last trading day of the calendar quarter). Whether the 2028 Convertible Notes will be convertible following such period will depend on the satisfaction of this condition or another conversion condition in the future. The Company continues to classify the 2028 Convertible Notes as a long-term liability in its condensed consolidated balance sheet as of September 30, 2022, based on contractual settlement provisions.
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
The net carrying amount of the liability components of the 2026 and 2028 Convertible Notes were as follows:

	As of September 30,	As of December 31,
	2022	2021

2026 Convertible Notes:	(In thousands)
Principal	$400,000	$400,000
Unamortized discount	N/A	(92,034)
Unamortized debt issuance costs	(6,837)	(6,043)
2026 Convertible Notes net carrying amount	$393,163	$301,923

2028 Convertible Notes:
Principal	$250,000	$250,000
Unamortized discount	N/A	(60,488)
Unamortized debt issuance costs	(5,915)	(4,995)
2028 Convertible Notes net carrying amount	$244,085	$184,517
Total net carrying amount	$637,248	$486,440
The net carrying amount of the equity components of the 2026 and 2028 Convertible Notes were as follows:

	As of September 30,	As of December 31,
	2022	2021

2026 Convertible Notes:	(In thousands)
Proceeds allocated to the conversion options (debt discount)	N/A	$125,152
Issuance costs	N/A	(3,742)
2026 Convertible Notes net carrying amount	N/A	$121,410

2028 Convertible Notes:
Proceeds allocated to the conversion options (debt discount)	N/A	$66,908
Issuance costs	N/A	(2,019)
2028 Convertible Notes net carrying amount	N/A	$64,889
Total net carrying amount	N/A	$186,299

Notes to Condensed Consolidated Financial Statements (continued)

The following table sets forth the interest expense recognized related to the 2026 and 2028 Convertible Notes:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

2026 Convertible Notes:	(In thousands)
Contractual interest expense	$250	$250	$750	$750
Amortization of debt discount (1)	N/A	4,664	N/A	13,761
Amortization of debt issuance costs	497	306	1,488	903
Total interest expense related to the 2026 Convertible Notes	$747	$5,220	$2,238	$15,414

2028 Convertible Notes:
Contractual interest expense	$313	$313	$939	$678
Amortization of debt discount (1)	N/A	2,029	N/A	4,366
Amortization of debt issuance costs	266	168	796	362
Total interest expense related to the 2028 Convertible Notes	$579	$2,510	$1,735	$5,406
Total interest expense	$1,326	$7,730	$3,973	$20,820
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

9. Geographic Information
The Company’s long-lived assets were primarily held in the United States as of September 30, 2022 and December 31, 2021. As of September 30, 2022 and December 31, 2021, long-lived assets held outside of the United States were $8.9 million and $9.2 million, respectively.
The Company generates its revenue primarily in the United States. Revenue by geographic area is detailed in the table below (which is determined based on the customer billing address):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(In thousands)
United States	$134,214	$115,059	$371,478	$322,762
International	14,111	15,579	44,700	42,013
Total	$148,325	$130,638	$416,178	$364,775

10. Stockholders’ Equity
Common Stock
As of September 30, 2022, 23,358,203 and 1,965,170 shares of Class A common stock and Class B common stock, respectively, were issued and outstanding.
As of December 31, 2021, 23,177,988 and 1,965,170 shares of Class A common stock and Class B common stock, respectively, were issued and outstanding.
Reserved Shares
The Company had reserved shares of Class A common stock for issuance under stock-based award agreements as follows:

	As of September 30,	As of December 31,
	2022	2021
Stock options issued and outstanding	159,827	180,209
Nonvested restricted stock units issued and outstanding	1,018,312	344,486
Stock-based awards available for grant under the 2017 Plan	3,488,874	3,060,674
	4,667,013	3,585,369

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

Notes to Condensed Consolidated Financial Statements (continued)

Amended and Restated 2017 Incentive Award Plan
The Company’s Amended and Restated 2017 Incentive Award Plan (as amended from time to time, the “2017 Plan”) became effective on November 9, 2017. The 2017 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, dividend equivalents, restricted stock units, and other stock or cash based awards to employees, consultants and directors of the Company. A total of 1,050,000 shares of the Company’s Class A common stock were originally reserved for issuance under the 2017 Plan. These available shares automatically increase each January 1, beginning on January 1, 2018, by 5% of the number of shares of the Company’s Class A common stock outstanding on the final day of the immediately preceding calendar year. On January 1, 2022, the shares available for grant under the 2017 Plan were automatically increased by 1,158,900 shares.
The terms of the stock option grants are determined by the Company’s Board of Directors. The Company’s stock options vest based on terms of the stock option agreements. The stock options have a contractual life of ten years.
Restricted stock units (“RSUs”) granted to employees and non-employee members of the Board of Directors under the 2017 Plan are generally subject to a time-based vesting condition. The compensation expense related to these awards is based on the grant date fair value of the RSUs and is recognized on a ratable basis over the applicable service period. Vesting schedules may differ as between different categories of award recipients.

Stock Options
The following summarizes the stock option activity for the periods presented:

	Number of options outstanding	Weighted- average exercise price (Per share)	Weighted- average remaining contract life (In years)	Aggregate intrinsic value (In thousands)
Outstanding as of December 31, 2021	180,209	$10.14	3.39	$11,104
Granted	—	—
Exercised	(20,382)	7.95
Forfeited or cancelled	—	—
Outstanding as of September 30, 2022	159,827	$10.42	2.82	$477

Options vested and exercisable at September 30, 2022	159,827	$10.42	2.82	$477
Options vested and expected to vest as of September 30, 2022	159,827	$10.42	2.82	$477

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(In thousands)
Aggregate intrinsic value of stock options exercised	$—	$880	$634	$9,059
Total estimated grant date fair value of options vested	—	153	—	199
Aggregate intrinsic value is computed based on the difference between the option exercise price and the fair value of the Company’s common stock as of September 30, 2022, based on the Company’s Class A common stock price as reported on the NASDAQ Global Select Market.
No options were granted for the three and nine months ended September 30, 2022 and 2021.

Notes to Condensed Consolidated Financial Statements (continued)

As of September 30, 2022, the Company had no unrecognized compensation cost related to non-vested stock options. All outstanding stock options are fully vested.
Restricted Stock Units
The following summarizes the RSU activity for the period presented:

	Number of awards outstanding	Weighted-average grant date fair value (Per share)
Nonvested RSUs as of December 31, 2021	344,486	$82.38
Granted	965,786	47.87
Vested	(203,723)	62.70
Forfeited or cancelled	(88,237)	75.67
Nonvested RSUs as of September 30, 2022	1,018,312	$54.32
As of September 30, 2022, total unrecognized compensation cost related to non-vested RSUs was $46.3 million, which will be amortized over a weighted-average period of 3.01 years.
Stock-Based Compensation Expense
The Company recognized total stock-based compensation expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(In thousands)
Cost of revenue	$93	$80	$283	$275
Research and development	1,767	877	5,298	2,892
Sales and marketing	593	603	2,219	1,847
General and administrative	2,439	2,265	7,259	6,578
Total	$4,892	$3,825	$15,059	$11,592

12. Commitments and Contingencies
Operating Leases
The Company leases office space under operating lease agreements that expire over the next 4.25 years. See Note 5, “Right-of-Use Asset and Lease Liabilities” to the condensed consolidated financial statements, for additional details on the Company’s operating lease commitments.
Contractual Obligations
As of September 30, 2022, the Company has $14.7 million in non-cancellable purchase obligations, consisting of primarily network equipment maintenance and software license contracts, of which $11.8 million will be fulfilled within one year.

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
Legal Matters
The Company is involved as a defendant in various litigation, including, but not limited to, lawsuits alleging that the Company failed to bill, collect and remit certain taxes and surcharges associated with the provision of 911 services pursuant to applicable laws in various jurisdictions and an action brought under the Telephone Consumer Protection Act of 1991 relating to our alleged failure to block unsolicited phone calls to the plaintiff and putative class members.
We intend to vigorously defend these lawsuits and believe that we have meritorious defenses to each. However, litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could adversely affect our business, results of operations and financial condition.

13. Employee Benefit Plans
The Company sponsors a U.S. defined contribution 401(k), which allows eligible U.S.-based employees to defer a portion of their compensation. The Company, at its discretion, may make matching contributions. With the acquisition of Voxbone S.A. on November 1, 2020, the Company assumed sponsorship for Voxbone S.A.’s U.S. defined contribution 401(k). In connection with that acquisition, the Company also assumed sponsorship for a non-U.S. defined contribution plan for which it pays fixed contributions into a separate entity. The Company has no legal or constructive obligations to pay further contributions if the fund does not hold sufficient assets to pay all employees the benefits relating to employee service in the current or prior periods. The contributions are recognized as employee benefit expense when they are due. The Company made matching contributions for the defined contribution plans of $1.0 million and $3.2 million for the three and nine months ended September 30, 2022, respectively, and $0.8 million and $2.6 million for the three and nine months ended September 30, 2021, respectively.
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
The Company’s effective tax rate was 53.5% and 7.7% for the three and nine months ended September 30, 2022, respectively, and (4.8)% and (1.3)% for the three and nine months ended September 30, 2021, respectively. The increases in the effective tax rates are primarily due to an increase in tax benefit resulting from additional operating losses outside of the U.S. which are not offset by a valuation allowance.
Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of September 30, 2022, the Company continues to maintain a valuation allowance for its U.S. federal and state net deferred tax assets.
The Company’s effective tax rate for the three months ended September 30, 2022 differed from the federal statutory tax rate of 21.0% in the U.S. primarily due to a permanent research tax deduction in a foreign jurisdiction and foreign tax rate differentials. The Company’s effective tax rate for the nine months ended September 30, 2022 differed from the federal statutory tax rate of 21.0% in the U.S. primarily due to the valuation allowance recognized against federal and state deferred tax assets in the U.S. Other permanent tax adjustments within the effective tax rates, which are offset by the valuation allowance, include state taxes, federal research credit under Internal Revenue Code Section 41, equity compensation in the U.S. and other U.S. non-deductible expenditures.

15. Related Parties
The Company has certain involvement with Relay via an ongoing Master Services Agreement and a Facilities Sharing Agreement that expired in July 2022. Amounts charged under these arrangements totaled $0.3 million and $1.1 million for the three and nine months ended September 30, 2022, respectively, and $0.4 million and $1.4 million for the three and nine months ended September 30, 2021, respectively. Amounts due under these arrangements totaled less than $0.1 million and $0.1 million as of September 30, 2022 and December 31, 2021, respectively.

16. Basic and Diluted Loss per Common Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The Company is in a net loss position for the three and nine months ended September 30, 2022 and 2021 and therefore diluted shares equals basic shares.
The components of basic and diluted loss per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(In thousands, except share and per share amounts)
Earnings per share
Net loss attributable to common stockholders	$(802)	$(6,944)	$(13,864)	$(19,188)
Net loss per share, basic and diluted	$(0.03)	$(0.28)	$(0.55)	$(0.77)
Weighted average number of common shares outstanding, basic and diluted	25,304,057	25,114,762	25,268,216	25,075,941

Notes to Condensed Consolidated Financial Statements (continued)

The following common share equivalents were excluded from the weighted average shares used to calculate net loss per common share because their effects would have been anti-dilutive:

	As of September 30,
	2022	2021
Stock options issued and outstanding	159,827	183,271
Restricted stock units issued and outstanding	1,018,312	369,614
Convertible senior notes (1) (2)	5,788,805	1,316,199
Total	6,966,944	1,869,084
________________________
(1) As of September 30, 2022, subsequent to adopting ASU 2020-06 as of January 1, 2022, the Company used the if-converted method to calculate the dilutive impact of the 2026 Convertible Notes and 2028 Convertible Notes on diluted income per share, if applicable. The Company expected to settle the principal amount of these notes in cash and any excess in shares of the Company’s Class A common stock. The diluted shares were calculated based on the initial conversion rate of 10.9857 and 5.5781 shares per $0.001 of the aggregate principal amount for the 2026 Convertible Notes and 2028 Convertible Notes, respectively. See Note 2, “Summary of Significant Accounting Policies” to the condensed consolidated financial statements, for additional details on the adoption of ASU 2020-06 and Note 8, “Debt” to the condensed consolidated financial statements, for additional details on the Company’s Convertible Notes.
(2) As of September 30, 2021, the Company used the treasury stock method to calculate the dilutive impact of the 2026 Convertible Notes and the 2028 Convertible Notes because at that time the Company expected to settle the principal amount of these notes in cash and any excess in shares of the Company’s Class A common stock. As of September 30, 2021, the conversion spread, calculated using the average market price of Class A common stock during the period consistent with the treasury stock method, had a dilutive impact for the 2026 Convertible Notes on diluted net income per share of Class A common stock when the average market price of the Company’s Class A common stock for a given period exceeded the conversion price of $91.03 per share. As of September 30, 2021, the conversion spread for the 2028 Convertible Notes was anti-dilutive as the average market price of the Company’s Class A common stock for a given period did not exceed the conversion price of $179.27 per share.

17. Subsequent Event
Repurchase of 2026 Convertible Notes
On November 1, 2022, the Company announced that it has entered into separate, privately negotiated transactions with a limited number of holders of its outstanding 2026 Convertible Notes to repurchase (collectively, the “Repurchases”) approximately $160.0 million aggregate principal amount of the 2026 Convertible Notes at approximately a 29 percent discount to par value.
The repurchase price payable by the Company will be paid in cash and will be based in part on the daily volume-weighted average price per share of the Company’s Class A common stock over a 15 consecutive trading day measurement period beginning on, and including, November 2, 2022.
The Company previously entered into the 2026 Capped Calls with certain financial institutions in connection with the 2026 Convertible Notes. All of these transactions are expected to remain in effect notwithstanding the Repurchases.
The Repurchases are expected to close on November 28, 2022, subject to the satisfaction of customary closing conditions. Following such closings, approximately $240.0 million principal amount of the 2026 Convertible Notes will remain outstanding.

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
For the three months ended September 30, 2022 and 2021, total revenue was $148 million, and $131 million, respectively, representing an increase of 14%. For the three months ended September 30, 2022 and 2021, net loss was $1 million and $7 million, respectively. As of September 30, 2022 and 2021, the number of active customer accounts was 3,380 and 3,220, respectively, representing a year-over-year increase of 5%.
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
The following is a comparison of the change in costs to the prior period:

	Three months ended September 30, 2021		Nine months ended September 30, 2021
	As reported	As previously reported	As reported	As previously reported

	(In thousands)
Statement of Operations
Cost of revenue	$73,573	$72,395	$203,071	$199,782
Research and development	16,857	13,359	50,036	39,509
Sales and marketing	21,143	13,592	60,458	38,168
General and administrative	18,127	30,354	49,375	85,481

COVID-19 Update
We believe the novel coronavirus (“COVID-19”) has reduced to endemic levels globally however, while its persistent nature has diminished in the present period, it is possible it could potentially impact areas of the United States or the rest of the world to varying degrees in the future. During the COVID-19 pandemic, its adverse effects were prevalent in the locations where we, our customers, suppliers and third-party business partners conduct business. We acknowledge there may be additional impacts to the economy and our business going forward as a result of COVID-19 and that there is uncertainty regarding potentially broad or unknown implications of COVID-19 on our results of operations and overall financial performance remain uncertain. If the COVID-19 infection rate were to return to pandemic levels in the United States or in other global territories where we operate, we may experience curtailed customer demand that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, this could result in enterprises reducing usage of our services or delaying decisions to implement our services. See “Item 1A. Risk Factors” for further discussion of the possible impact of COVID-19 on our business.

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

Management’s Discussion and Analysis
Key Performance Indicators
We monitor the following key performance indicators (“KPIs”) to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. We believe the following KPIs are useful in evaluating our business:

	Three months ended September 30,
	2022	2021

Number of active customers (as of period end) (1)	3,380	3,220
Dollar-based net retention rate (1)	109%	125%
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

Management’s Discussion and Analysis
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
For the three months ended September 30, 2022 and 2021, we generated 79% and 76%, respectively, of our revenue from reoccurring sources. The large bulk of our remaining revenue is generated from recurring monthly charges.
We recognize accounts receivable at the time the customer is invoiced. Additionally, we record a receivable for unbilled revenue if services have been delivered and are billable in subsequent periods. Unbilled revenue made up 53% and 43% of outstanding accounts receivable, net of allowance for doubtful accounts, as of September 30, 2022 and 2021, respectively.
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
Research and Development
Research and development expenses consist of salaries and related personnel costs for the design, development, testing and enhancement of our cloud network and software products. Research and development expenses include depreciation and allocated costs of facilities and information technology utilized by our research and development staff.

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
Income Taxes
For the three months ended September 30, 2022 and 2021 our effective tax rate was 53.5% and (4.8)%, respectively. For the nine months ended September 30, 2022 and 2021, our effective tax rate was 7.7% and (1.3)%, respectively. The favorable changes in our effective tax rates compared with the respective prior periods are primarily due to an increase in tax benefit resulting from additional operating losses outside the U.S., which are not offset by a valuation allowance.
Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of September 30, 2022, we continue to maintain a valuation allowance for our U.S. federal and state net deferred tax assets.

Management’s Discussion and Analysis
Results of Operations

Consolidated Results of Operations
The following table sets forth the consolidated statements of operations for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(In thousands)
Revenue	$148,325	$130,638	$416,178	$364,775
Cost of revenue	84,861	73,573	241,896	203,071
Gross profit	63,464	57,065	174,282	161,704
Operating expenses:
Research and development	25,044	16,857	71,735	50,036
Sales and marketing	23,184	21,143	69,663	60,458
General and administrative	16,623	18,127	50,191	49,375
Total operating expenses	64,851	56,127	191,589	159,869
Operating (loss) income	(1,387)	938	(17,307)	1,835
Other (expense) income, net
Interest expense, net	(737)	(7,715)	(2,861)	(20,824)
Other income, net	399	148	5,143	56
Total other (expense) income, net	(338)	(7,567)	2,282	(20,768)
Loss before income taxes	(1,725)	(6,629)	(15,025)	(18,933)
Income tax benefit (provision)	923	(315)	1,161	(255)
Net loss	$(802)	$(6,944)	$(13,864)	$(19,188)
The following table sets forth our results of operations as a percentage of our total revenue for the periods presented. *

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Cost of revenue	57%	56%	58%	56%
Gross profit	43%	44%	42%	44%
Operating expenses:
Research and development	17%	13%	17%	14%
Sales and marketing	16%	16%	17%	17%
General and administrative	11%	14%	12%	14%
Total operating expenses	44%	43%	46%	44%
Operating (loss) income	(1)%	1%	(4)%	1%
Other (expense) income, net
Interest expense, net	—%	(6)%	(1)%	(6)%
Other income, net	—%	—%	1%	—%
Total other (expense) income, net	—%	(6)%	1%	(6)%
Loss before income taxes	(1)%	(5)%	(4)%	(5)%
Income tax benefit (provision)	1%	—%	—%	—%
Net loss	(1)%	(5)%	(3)%	(5)%
(*) Columns may not foot due to rounding.

Management’s Discussion and Analysis
Comparison of the three months ended September 30, 2022 and 2021,
Revenue

	Three months ended September 30,
	2022	2021	Change

	(Dollars in thousands)
Revenue	$148,325	$130,638	$17,687	14%

For the three months ended September 30, 2022, our total revenue increased by $18 million, or 14%, compared with the same period in 2021 comprised mainly from growth in pass-through messaging surcharge revenue of $13 million. This growth was the result of higher usage of our core messaging offering and additional A2P pass-through messaging surcharges imposed by certain carriers. Growth in our revenue other than from pass-through messaging surcharges, compared with the same period last year, was led by our core messaging offerings, which grew 50%, and phone number and 911-enabled phone number services, mostly offset by lower revenue from voice offerings. The growth in our core messaging offering was aided by higher messaging volumes from certain customers leading up to the U.S. midterm elections in November 2022. Compared with the same period last year, our voice offerings revenue for the three months ended September 30, 2022 remained affected by lower usage arising from last year’s DDoS incident as well as the absence of revenue from businesses divested earlier in 2022.
Active customer accounts increased 5% to 3,380 as of September 30, 2022, as compared with 3,220 active accounts as of September 30, 2021. Our dollar-based net retention rate as of September 30, 2022 was 109%.
Cost of Revenue and Gross Margin

	Three months ended September 30,
	2022	2021	Change

	(Dollars in thousands)
Cost of revenue	$84,861	$73,573	$11,288	15%
Gross profit	$63,464	$57,065	$6,399	11%
Total gross margin	43%	44%
For the three months ended September 30, 2022, total cost of revenue increased $11 million driven by higher pass-through messaging surcharges of $11 million. For the three months ended September 30, 2022, the combination of changes in total revenue and total cost of revenue yielded an increase in total gross profit of $6 million, or 11%, compared with the same period in 2021, driven by profit improvements from the combination of our revenue and cost of revenue derived other than from pass-through messaging surcharges.
Our total gross margin percentage of 43% for the three months ended September 30, 2022 declined one percentage point as operating and product mix improvements were more than offset by the inclusion of higher pass-through messaging surcharges within total revenue.

Management’s Discussion and Analysis
Operating Expenses

	Three months ended September 30,
	2022	2021	Change

	(Dollars in thousands)
Research and development	$25,044	$16,857	$8,187	49%
Sales and marketing	23,184	21,143	2,041	10%
General and administrative	16,623	18,127	(1,504)	(8)%
Total operating expenses	$64,851	$56,127	$8,724	16%
As a percentage of revenue, total operating expenses for the three months ended September 30, 2022 and 2021, were 44% and 43%, respectively.
For the three months ended September 30, 2022, research and development expenses increased by approximately $8 million, or 49%, compared with the same period in 2021. This increase was primarily due to increased personnel costs from greater numbers of employed staff of $6 million. The increase in headcount also contributed to higher allocated facilities and IT expenses of $2 million.
For the three months ended September 30, 2022, sales and marketing expenses increased by $2 million, or 10%, compared with the same period in 2021, primarily due to an increase in sales personnel costs from a greater number of employed staff of $3 million and partially offset by a decrease in marketing expenses of $1 million.
For the three months ended September 30, 2022, general and administrative expenses decreased compared with the same period in 2021, primarily due to lower allocated facilities and IT expenses of $2 million.
Interest Expense, Net
For the three months ended September 30, 2022, interest expense, net of interest income, decreased by $7 million compared with the same period in 2021, primarily due to a $6 million decrease in interest expense related to the Convertible Notes. See Note 8, “Debt,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

Management’s Discussion and Analysis
Income Tax Benefit (Provision)
Our income tax provision or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items occurring in the quarter.
For the three months ended September 30, 2022, we recognized an income tax benefit of less than $1 million, an increase of $1 million compared with the same period in 2021. The resulting effective tax rate for the three months ended September 30, 2022 was 53.5% compared with (4.8)% in the same period in 2021. For the three months ended September 30, 2022, the favorable change to the effective tax rate was primarily due to an increase in tax benefit resulting from operating losses outside the U.S. which were not offset by a valuation allowance.
For the three months ended September 30, 2022 and 2021, the effective tax rate of 53.5% differed from the federal statutory tax rate of 21% in the U.S. primarily due to a permanent research tax deduction in a foreign jurisdiction and foreign tax rate differentials. For the three months ended September 30, 2021, the effective tax rate of (4.8)% differed from the federal statutory tax rate of 21% in the U.S. primarily due to the valuation allowance recognized against federal and state deferred tax assets in the U.S.
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
Comparison of the nine months ended September 30, 2022 and 2021.
Revenue

	Nine months ended September 30,
	2022	2021	Change

	(Dollars in thousands)
Revenue	$416,178	$364,775	$51,403	14%

Management’s Discussion and Analysis
For the nine months ended September 30, 2022, total revenue increased by $51 million, or 14%, compared with the same period in 2021, comprised mainly from growth in pass-through messaging surcharge revenue of $41 million. This growth was the result of higher usage of our core messaging offering and additional A2P pass-through messaging surcharges imposed by certain carriers. Growth in our revenue other than from pass-through messaging surcharges, compared with the same period last year, was led by our core messaging offerings, which grew 40%, and phone number and 911-enabled phone number services, mostly offset by lower revenue from voice offerings. Compared with the same period last year, our voice offerings revenue for the nine months ended September 30, 2022, remained affected by lower usage arising from last year’s DDoS incident as well as the absence of revenue from businesses divested earlier in 2022.
These increases in usage volume period-over-period yielded our dollar-based net retention rate of 109%.
Cost of Revenue and Gross Margin

	Nine months ended September 30,
	2022	2021	Change

	(Dollars in thousands)
Cost of revenue	$241,896	$203,071	$38,825	19%
Gross profit	$174,282	$161,704	$12,578	8%
Total gross margin	42%	44%
For the nine months ended September 30, 2022, total cost of revenue increased $39 million driven by higher pass-through messaging surcharges of $40 million, partially offset by lower cost of revenue other than from pass-through messaging surcharges of $1 million. For the nine months ended September 30, 2022, the combination of changes in total revenue and total cost of revenue yielded an increase in total gross profit of $13 million, or 8%, compared with the same period in 2021, driven by profit improvements from the combination of our revenue and cost of revenue derived other than from pass-through messaging surcharges.
Our total gross margin percentage of 42% for the nine months ended September 30, 2022, declined two percentage points as operating and product mix improvements were more than offset by the inclusion of higher pass-through messaging surcharges within total revenue.
Operating Expenses

	Nine months ended September 30,
	2022	2021	Change

	(Dollars in thousands)
Research and development	$71,735	$50,036	$21,699	43%
Sales and marketing	69,663	60,458	9,205	15%
General and administrative	50,191	49,375	816	2%
Total operating expenses	$191,589	$159,869	$31,720	20%
As a percentage of revenue, total operating expenses for the nine months ended September 30, 2022 and 2021, were 46% and 44%, respectively.
For the nine months ended September 30, 2022, research and development expenses increased by approximately $22 million, or 43%, compared with the same period in 2021. This increase was primarily due to increased personnel costs from greater numbers of employed staff of $16 million. The increase in headcount also contributed to higher allocated facilities and IT expenses of $6 million.

Management’s Discussion and Analysis
For the nine months ended September 30, 2022, sales and marketing expenses increased by $9 million, or 15%, compared with the same period in 2021, primarily due to an increase in sales personnel costs from a greater number of employed staff of $8 million.
For the nine months ended September 30, 2022, general and administrative expenses increased by approximately $1 million, or 2%, compared with the same period in 2021, mainly from higher headcount costs of $3 million, offset by lower non-headcount, allocated facilities and IT expenses of $2 million.
Interest Expense, Net
For the nine months ended September 30, 2022, interest expense, net of interest income, decreased by $18 million compared with the same period in 2021, primarily due to a $17 million decrease in interest expense related to the Convertible Notes. See Note 8, “Debt,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.
Income Tax Benefit (Provision)
Our income tax provision or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items occurring in the quarter.
For the nine months ended September 30, 2022, we recognized an income tax benefit of $1 million, an increase of $1 million compared with the same period in 2021. The resulting effective tax rate for the nine months ended September 30, 2022, was 7.7%, compared with (1.3)% in the same period in 2021. For the nine months ended September 30, 2022, the favorable change to the effective tax rate was primarily due to an increase in tax benefit resulting from operating losses outside of the U.S. which were not offset by a valuation allowance.
For the nine months ended September 30, 2022 and 2021, the effective tax rates of 7.7% and (1.3)%, respectively, differed from the federal statutory tax rate of 21% in the U.S. primarily due to the valuation allowance recognized against federal and state deferred tax assets in the U.S.
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

Management’s Discussion and Analysis
Liquidity and Capital Resources
Our liquidity is provided by free cash flow, derived from our cash flow from operations less expenditures for capital equipment, and supplemented by financing activities from time to time. Our cash flow from operations is driven by monthly payments from customers for communication services consumed during the period. Our primary uses of cash included operating costs, such as fees paid to other network service providers, network operations costs, personnel costs and facility expenses, as well as the purchase of property plant and equipment to support growth on our communications platform and the purchase of land for our new corporate headquarters.
On June 6, 2022, we entered into a credit agreement (the “Credit Agreement”) among us, as borrower, the lenders from time to time party thereto, and Silicon Valley Bank as administrative agent, issuing lender and swingline lender. The Credit Agreement provides for a $50 million revolving credit facility (the “Credit Facility”), including a $20 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $5 million. The Credit Facility matures on June 6, 2025. As of September 30, 2022, there were no borrowings under the Credit Facility.
Additionally, in the last three years we have supplemented our liquidity with proceeds from our issuance of the 2026 Convertible Notes and the 2028 Convertible Notes in February 2020 and March 2021, respectively. We used a majority of the proceeds from the issuance of our 2026 Convertible Notes to consummate the acquisition of Voxbone. On November 2, 2022, we entered into agreements to repurchase $160 million of our 2026 Convertible Notes as further described in Note 17, “Subsequent Event,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We believe that our cash and cash equivalents balances and the cash flows generated by our operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our belief may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section “Item 1A. Risk Factors.” We may be required to seek additional equity or debt financing in order to meet these future capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.
Our principal future commitments consist of (i) an aggregate of $650 million in Convertible Notes (see Note 8, “Debt” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for a discussion of our 2026 Convertible Notes and our 2028 Convertible Notes), (ii) a $496 million non-cancelable lease for our future office headquarters, which is anticipated to commence in June 2023 and continue for an initial twenty (20) year term (the “Headquarters Lease”) (see Note 5, “Right-of-Use Asset and Lease Liabilities” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for a discussion of our Headquarters Lease), (iii) $15 million in non-cancelable purchase obligations and future minimum payments under contracts to various service providers, and (iv) $13 million in future minimum rent payments for our current office space. See Note 12, “Commitments and Contingencies,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for future lease commitments.

Management’s Discussion and Analysis
Statement of Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
	2022	2021

	(In thousands)
Net cash provided by operating activities	$24,340	$23,688
Net cash (used in) provided by investing activities	(180,386)	11,681
Net cash (used in) provided by financing activities	(2,600)	213,961
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,341)	291
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(164,987)	$249,621
For the nine months ended September 30, 2022, our cash flow provided by operating activities was $24 million and was generated by our aggregate results of $30 million during the period, net of non-cash items comprising depreciation and amortization, non-cash reduction to the right-of-use asset, stock-based compensation, deferred tax expense and other amounts, and a $26 million cash inflow from increased operating liabilities, partially offset by a net cash outflow from operating assets aggregating $32 million. Within operating liabilities, the cash provided as a result of higher accounts payable of $14 million for the nine months ended September 30, 2022 was primarily related to the timing and amounts of purchases of both services and tangible goods and their related payment arrangements. The cash provided as a result of higher accrued expenses and other liabilities of $17 million for the nine months ended September 30, 2022, primarily related to higher accruals for VAT payables, income tax payables, and lease incentives. Within operating assets, cash used as a result of higher accounts receivable of $18 million for the nine months ended September 30, 2022 was driven by higher unbilled receivables balances of $9 million arising from higher usage amounts in the last month of the nine-month period and $9 million from timing of collection of invoiced amounts. The cash used as a result of higher prepaid expenses and other assets of $13 million for the nine months ended September 30, 2022 was driven by higher VAT receivables and the timing of advance payments for software and other services.
For the nine months ended September 30, 2022, net cash used in investing activities was $180 million. Cash used in investing activities included the purchase of marketable securities of $178 million from balances previously held as cash and cash equivalents and reinvestment of the proceeds from the sales and maturities of marketable securities, purchase of property and equipment of $19 million, deposits for construction in progress of our Raleigh, NC headquarters of $15 million, and capitalized internally developed software costs of $2 million. Within investing activities, our $33 million purchases of marketable securities were for instruments with greater than 90 day original maturities.
For the nine months ended September 30, 2022, net cash used in financing activities was $3 million consisting primarily of $2 million in value of equity awards withheld for tax liabilities.
Off-Balance Sheet Arrangements
We do not have any holdings in variable interest entities. With the acquisition of Voxbone, we have off-balance sheet agreements for short-term office leases in the amount of less than $1 million ending prior to August 31, 2023.

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

Management’s Discussion and Analysis

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(In thousands)
Gross Profit	$63,464	$57,065	$174,282	$161,704
Gross Profit Margin %	43%	44%	42%	44%
Depreciation	3,403	3,138	10,141	9,345
Amortization of acquired intangible assets	1,831	2,128	5,797	6,479
Stock-based compensation	93	80	283	275
Non-GAAP Gross Profit	$68,791	$62,411	$190,503	$177,803
Non-GAAP Gross Margin % (1)	57%	54%	54%	52%
________________________
(1) Calculated by dividing Non-GAAP gross profit by revenue less pass-through messaging surcharges of $26.9 million and $14.3 million for the three months ended September 30, 2022 and 2021, respectively, and $65.3 million and $24.5 million for the nine months ended September 30, 2022 and 2021, respectively.
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
We calculate Non-GAAP basic and diluted shares by adding the weighted average of outstanding Series A redeemable convertible preferred stock, if any, to the weighted average number of outstanding basic and diluted shares, respectively. The tax-effect of Non-GAAP adjustments is determined by recalculating the tax provision on a Non-GAAP basis. When we have a valuation allowance recorded and no tax benefits will be recognized, the rate is considered to be zero.
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

Management’s Discussion and Analysis

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(In thousands, except share and per share amounts)
Net loss	$(802)	$(6,944)	$(13,864)	$(19,188)
Stock-based compensation	4,892	3,825	15,059	11,592
Amortization of acquired intangibles	4,118	4,764	13,018	14,495
Amortization of debt discount and issuance costs for convertible debt	763	7,168	2,284	19,393
Loss on disposal of property and equipment	101	21	290	357
Gain on sale of business	—	—	(3,777)	—
Estimated tax effects of adjustments (1)	(1,074)	(2,348)	(3,360)	(3,287)
Non-GAAP net income	$7,998	$6,486	$9,650	$23,362
Cash interest expense on Convertible Notes (2)	563	—	1,688	—
Numerator used to compute Non-GAAP diluted net income per share	$8,561	$6,486	$11,338	$23,362

Net loss per share, basic and diluted	$(0.03)	$(0.28)	$(0.55)	$(0.77)

Non-GAAP net income per Non-GAAP share
Basic	$0.32	$0.26	$0.38	$0.93
Diluted	$0.27	$0.25	$0.36	$0.87

Weighted average number of shares outstanding
Basic and diluted shares	25,304,057	25,114,762	25,268,216	25,075,941

Non-GAAP basic shares	25,304,057	25,114,762	25,268,216	25,075,941
Convertible debt conversion	5,788,805	929,971	5,788,805	1,316,199
Stock options issued and outstanding	64,905	171,623	107,215	186,665
Nonvested RSUs outstanding	—	159,888	—	214,562
Non-GAAP diluted shares	31,157,767	26,376,244	31,164,236	26,793,367
________________________
(1) The estimated tax-effect of adjustments is determined by recalculating the tax provision on a Non-GAAP basis. The Non-GAAP effective income tax rate was 18.6% and 13.2% for the nine months ended September 30, 2022 and 2021, respectively. These rates differ from the federal statutory tax rate of 21% in the U.S. primarily due to the valuation allowance recognized against federal and state deferred tax assets in the U.S. We analyze the Non-GAAP valuation allowance position on a quarterly basis. As of September 30, 2022 we continue to maintain a valuation allowance against all U.S. deferred tax assets for Non-GAAP purposes.
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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(In thousands)
Net loss	$(802)	$(6,944)	$(13,864)	$(19,188)
Income tax (benefit) provision	(923)	315	(1,161)	255
Interest expense, net	737	7,715	2,861	20,824
Depreciation	4,661	4,469	13,848	12,983
Amortization	4,118	4,764	13,018	14,495
Stock-based compensation	4,892	3,825	15,059	11,592
Loss on disposal of property and equipment	101	21	290	357
Gain on sale of business	—	—	(3,777)	—
Adjusted EBITDA	$12,784	$14,165	$26,274	$41,318
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

Management’s Discussion and Analysis

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(In thousands)
Net cash provided by operating activities	$24,016	$14,843	$24,340	$23,688
Net cash used in investing in capital assets (1) (2)	(10,524)	(2,657)	(20,790)	(28,319)
Free cash flow	$13,492	$12,186	$3,550	$(4,631)
________________________
(1) Represents the acquisition cost of property, equipment and capitalized development costs for software for internal use.
(2) Includes the net cash used from the purchase of land of $(30.0) million offset by the proceeds from the sale of land of $17.5 million from investing activities of the statement of cash flows for the nine months ended September 30, 2021.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents of $166.4 million and marketable securities of $145.2 million as of September 30, 2022, which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of interest bearing checking and direct deposit accounts, and money market accounts. Marketable securities consist of corporate debt securities, U.S. treasury securities, and commercial paper not otherwise classified as cash equivalents.
Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short‑term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates would not have had a material impact on our financial results included in this Quarterly Report on Form 10-Q.
On June 6, 2022, we entered into the Credit Agreement, which provides for a $50.0 million Credit Facility. Interest on borrowings accrues at an annual rate tied to a base rate or the Secured Overnight Financing Rate (“SOFR”), at our election. Loans based on SOFR bear interest at a rate equal to SOFR plus an applicable margin between 1.50% and 2.00% depending upon our consolidated adjusted quick ratio for the immediately preceding quarter and loans based on the base rate bear interest at a rate equal to the base rate plus an applicable margin between 0.50% and 1.00% depending upon our consolidated adjusted quick ratio for the immediately preceding quarter. As a result, we are exposed to interest rate risk as we make draws on the Credit Facility. As of September 30, 2022, there were no outstanding borrowings.
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

Foreign Currency Risk
The functional currencies of our foreign subsidiaries are the respective local currencies of the jurisdictions in which they operate, which are primarily the Euro and the British Pound. Approximately 11% of our total revenue was generated outside the United States for the nine months ended September 30, 2022. The majority of our revenues and operating expenses are denominated in U.S. dollars, and therefore are not currently subject to significant foreign currency risk. Our subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the year. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive loss within stockholders’ equity. Gains or losses due to transactions in foreign currencies are included in other (expense) income, net in our condensed consolidated statements of operations. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currencies result in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decrease if the U.S. dollar strengthens against foreign currencies. We do not believe that a hypothetical 10% change in foreign currency exchange rates would have had a material impact on our financial results included in this Quarterly Report on Form 10-Q.

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
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The following county or municipal governments have named us in lawsuits that remain unresolved and are associated with the collection and remittance of 911 taxes and surcharges: (a) the City and County of San Francisco, California; (b) the following Illinois jurisdictions, collectively: Cook and Kane Counties, Illinois, the City of Chicago, Illinois, and the State of Illinois; and (c) the State of New York. The complaints allege that we failed to bill, collect and remit certain taxes and surcharges associated with 911 service pursuant to applicable laws.
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
•The military conflict between Russia and Ukraine, including an expansion of that conflict to other areas, may adversely affect our business.
•If the COVID-19 infection rate returns to pandemic levels, it may harm our business and results of operations.
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
In addition, we are vulnerable to changes in market preferences or other market changes, such as general economic conditions, recession and fears of recession, interest rates, tax rates and policies, and inflation. The U.S. is currently experiencing higher rates of inflation than in previous years, and we may experience a compression in our margins as a result. The U.S. and global economies have in the past, and will in the future, experience recessionary periods and periods of economic instability. During such periods, our existing and potential customers may choose not to expend the amounts that we anticipate based on our expectations with respect to the addressable market for the services we offer. There could also be a number of other effects from adverse general business and economic conditions on our business, including insolvency of any of our third-party suppliers or contractors, decreased market confidence, decreased interest in communications solutions, decreased discretionary spending and reduced customer demand for the services we offer, any of which could have a material adverse effect on our business, financial condition and results of operations and exacerbate some of the other risk factors contained in this Quarterly Report on Form 10-Q.
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
A combination of circumstances, including governmental fiscal and monetary policies, regional armed conflicts, supply chain constraints, and labor and/or energy shortages, including as a result of the lagging economic impacts of COVID-19, has resulted in significant inflationary trends in the cost of components, labor and freight costs, and other expenses. These inflationary pressures could affect wages, the cost and our ability to obtain components, the price of our products and services, our ability to meet customer demand, and our gross margins and operating profit. Inflation may further exacerbate other risks discussed in this “Risk Factors” section, such as risks related to our sales and marketing efforts and our ability to attract, motivate and retain sales, engineering and other key personnel. If we are unable to successfully manage the effects of inflation, our business, operating results, cash flows and financial condition may be adversely affected.
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
We have experienced substantial growth in our business, including internationally through our acquisition of Voxbone in late 2020, which has placed and may continue to place significant demands on our corporate culture, operational infrastructure and management. We believe that our corporate culture has been a critical component of our success. We have invested substantial time and resources in building our team and nurturing our culture. As we expand our business and grow internationally, we may find it difficult to maintain our corporate culture. Any failure to manage our anticipated growth and organizational changes in a manner that preserves the key aspects of our culture could hurt our chance for future success, including our ability to recruit and retain personnel, and effectively focus on and pursue our corporate objectives. This, in turn, could adversely affect our business, results of operations and financial condition.
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
We have expanded our international operations, including through the deployment of data centers in certain European locations and our acquisition of Voxbone in late 2020. As part of our growth strategy, we will continue to evaluate potential opportunities for further international expansion.

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
We have operations, as well as current and potential new customers, in several locations in Europe, including an office in Romania. If the conflict extends beyond Ukraine or further intensifies, it could have an adverse impact on our operations in Romania or other affected areas. Due to the complexity and operational burden required to provide services in compliance with imposed sanctions related to the conflict, we terminated our service offerings in Russia and Belarus. Although neither Russia nor Belarus constituted a material portion of our business, a significant escalation or further expansion of the conflict's current scope or related disruptions to the global markets could have a material adverse effect on our results of operations. And while we do not offer any services in Ukraine, we continue to monitor the situation in that country and globally, and assess its potential impact on our business.
If the COVID-19 infection rate returns to pandemic levels, it may harm our business and results of operations.
The global spread of novel coronavirus disease (“COVID-19”) and efforts to manage its impact created significant volatility, uncertainty and economic disruption in locations where we, our customers, suppliers and third-party business partners conduct business. COVID-19 is generally believed to have reduced to endemic levels globally, and its persistent nature has diminished in the present period. However, a return of COVID-19 infection rates to pandemic levels could result in decreased business spending by our customers and prospective customers, lower renewal rates by our customers, longer or delayed sales cycles, or reduced budgets or minimum commitments for the services that we offer, any of which could have an adverse impact on our financial condition and results of operations. Specifically, we may experience impact from enterprises reducing usage of our services or delaying decisions to implement our services. We cannot predict whether and to what extent COVID-19 infection rates may increase in the future, or what the short- or long-term impact of any such increase might be on our business, financial condition or results of operations.
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
Our existing general liability and cyber liability insurance policies may not cover, or may cover only a portion of, any potential claims related to cyber incidents or security breaches that we experience or may not be adequate to indemnify us for all or any portion of liabilities that may be imposed. We also cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or in amounts sufficient to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage of any future claim. At least one prominent global insurance carrier has announced that, beginning in 2023, it will exclude from its cyber insurance policies coverage for attacks carried out by nation-states. Accordingly, if our cybersecurity measures and those of our service providers fail to protect against unauthorized access, attacks (which may include sophisticated cyber-attacks) and the mishandling of data by our employees and contractors, then our reputation, business, results of operations and financial condition could be adversely affected.
We are currently subject to litigation related to taxes and charges associated with our provision of 911 services, which could divert management’s attention and adversely affect our results of operations.
We, along with many other telecommunications companies and similar service providers, currently are subject to litigation regarding our billing, collection and remittance of non-income-based taxes and other similar charges regarding 911 services alleged to apply in certain states, counties, and municipalities located in California, Illinois and New York. See “Part II, Item 1. Legal Proceedings,” in this Quarterly Report on Form 10-Q. We may face similar litigation in other jurisdictions in the future. While we are vigorously defending these lawsuits, litigation is inherently uncertain. Tax assessments, penalties and interest or future requirements arising from these lawsuits, the settlement of any such lawsuit or any other lawsuits that may arise in other jurisdictions, may adversely affect our business, results of operations and financial condition.
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
Proceedings before the FCC or regulators from international jurisdictions could limit our access to various network services or further increase the rates we must pay for such services. For example, proceedings before the FCC could result in an increase in the amount we pay to other carriers or a reduction in the revenue we derive from other carriers in, or retroactive liability for, access charges and reciprocal compensation. On December 17, 2019, the FCC issued an order that revised its interpretation of the Voice-over Internet Protocol (“VoIP”) symmetry rule. The FCC now concludes that LECs may assess end office switched access charges only if the LEC or its VoIP partner provides a physical connection to the last-mile facilities used to serve an end user. If neither the LEC nor its VoIP partner provides such a physical connection, the LEC may not assess end office switched access charges. The FCC also decided to give its order retroactive effect. We cannot predict the impact this FCC order may have on our business, including whether other carriers will agree with our legal interpretations and treatments, at this time. Other proceedings before the FCC could also result in increases in the cost of regulatory compliance. For example, the FCC has opened a proceeding to examine how to improve the delivery of emergency 911 services and whether to expand requirements to include communications services not currently subject to emergency calling obligations. A number of states also have proceedings pending that could impact our access to and the rates we pay for network services. Other state proceedings could limit our pricing and billing flexibility. Our business would be substantially impaired if the FCC, the courts or state commissions eliminated our access to the facilities and services we use to serve our customers, substantially increased the rates we pay for facilities and services, increased the costs or complexity associated with providing emergency 911 services or adversely affected the revenue we receive from other carriers or our customers. In addition, congressional legislative efforts to rewrite the Telecommunications Act of 1996 or enact other telecommunications legislation, as well as various state legislative initiatives, may cause major industry and regulatory changes. We cannot predict the outcome of these proceedings or legislative initiatives or the effects, if any, that these proceedings or legislative initiatives may have on our business and operations.
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
Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel, and our inability to do so could adversely affect our business, results of operations and financial condition. Competition for talent in the technology industry has become increasingly intense. In the wake of the COVID-19 pandemic, the “great resignation” saw a dramatic increase in workers leaving their positions throughout the technology industry, and the market to recruit, retain and motivate talent has become even more competitive. Many key individual contributors, particularly in software development, sales and cloud computing and telecommunications infrastructure, are critical to our success and can attract very significant compensation packages. In addition, we believe that there is, and will continue to be, intense competition for highly skilled management, technical, sales and other personnel with experience in our industry in the Raleigh, North Carolina area, where our headquarters are located, and in other geographic locations where we maintain offices.
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
In addition, we believe our corporate culture has been a key contributor to our success to date. However, in this period of the “great resignation,” we have experienced and may continue to face higher than usual employee turnover rates. As we continue to grow and expand globally and navigate shifting workforce priorities, including the desire of many of our employees and prospective employees for a hybrid work model with the ability to work remotely for part of the week, and the increasing demand of employees and prospective employees for fully remote work, we may find it difficult to maintain important aspects of our corporate culture, which could negatively affect our ability to retain and recruit personnel who are essential to our future success and could ultimately have a negative impact on our ability to innovate our technology and our business. Further, as of September 30, 2022, approximately 35% of our employees have been employed by us for a year or less and we must be able to effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture.
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
A significant event, such as an earthquake, hurricane, a fire, a flood, a pandemic, a power outage, terrorist attack, act of war or civilian unrest could have a material adverse effect on our business, results of operations or financial condition. For example, the rapid and global spread of COVID-19 disrupted businesses and increased travel restrictions globally. Health concerns or governmental, legal, political or regulatory developments in the United States or other countries in which we or our customers, partners and service providers operate could cause economic, labor or social instability and could materially adversely affect our business and our results of operations and financial condition. Future developments, which are very uncertain, include evolving responses by governments and businesses. These future developments could materially adversely affect our business and our results of operations and financial condition. Our IP network is designed to be redundant and to offer seamless backup support in an emergency. While our network is designed to withstand the loss of any one data center at any point in time, the simultaneous failure of multiple data centers could disrupt our ability to serve our clients. Additionally, certain of our capabilities cannot be made redundant feasibly or cost-effectively. Acts of physical or cyber terrorism or other geopolitical unrest, including acts of war, also could cause disruptions in our business. The adverse impacts of these risks may increase if our disaster recovery plans prove to be inadequate.
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
Prior to our initial public offering, there was no public market for shares of our Class A common stock. On November 10, 2017, we sold shares of our Class A common stock to the public at $20.00 per share. From November 10, 2017, the date that our Class A common stock began trading on the NASDAQ Global Select Market, through March 31, 2022, the trading price of our Class A common stock has ranged from $18.05 per share to $198.61 per share. The trading price of our Class A common stock may continue to be volatile and could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•general market volatility caused by pandemics such as COVID-19, acts of war, or other significant domestic or international events;
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
Our Class A common stock has one vote per share, and our Class B common stock has ten votes per share. Substantially all of our Class B common stock continues to be held by our current Chairman and CEO, David Morken, and our co-Founder Henry Kaestner. Because of the ten-to-one voting ratio between our Class B and Class A common stock, these holders of our Class B common stock collectively control approximately 46% of the combined voting power of our common stock and therefore would be able to exert significant influence over all matters submitted to our stockholders for approval. This concentrated voting control limits or precludes stockholders’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments to our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that stockholders may feel are in their best interest as one of our stockholders.
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
We are effectively controlled by David A. Morken, our Co-Founder and Chief Executive Officer, whose interests may differ from other stockholders.
Mr. Morken has the ability to effectively control the appointment of our management, the entering into of mergers, sales of substantially all or all of our assets and other extraordinary transactions and influence amendments to our certificate of incorporation and bylaws. In any of these matters, the interests of Mr. Morken may differ from or conflict with your interests. Moreover, this concentration of ownership may also adversely affect the trading price for our Class A common stock to the extent investors perceive disadvantages in owning stock of a company with a controlling stockholder.
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

BANDWIDTH INC.

Date:	November 2, 2022	By:	/s/ David A. Morken
David A. Morken
Chief Executive Officer
(Principal Executive Officer)

Date:	November 2, 2022	By:	/s/ Daryl E. Raiford
Daryl E. Raiford
Chief Financial Officer
(Principal Accounting and Financial Officer)