Form 10-K
period 2022-12-31
Bandwidth Inc.
filed 2023-02-23
CIK 1514416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-K
__________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $448.3 million based upon the closing price reported for such date on the NASDAQ Global Select Market.
As of February 17, 2023, 23,477,180 shares of the registrant’s Class A common stock and 1,965,170 shares of registrant’s Class B common stock were outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part II and Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

BANDWIDTH INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2022

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
•our ability to comply with modified or new industry standards, laws and regulations applicable to our products, services and business, including the General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act of 2018 and other privacy regulations that may be implemented in the future, and Secure Telephone Identity Revisited and Signature-based Handling of Asserted Information Using toKENs (“STIR/SHAKEN”), and other robocalling prevention and anti-spam standards and increased costs associated with such compliance;
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
•Our ability to meet our goals for revenue growth, cash flow and operating performance depends on customers increasing their use of our services.
•We may not be able to increase the revenue that we derive from enterprises.
•We may not be able to develop service enhancements or new services that achieve market acceptance.
•As we continue to expand geographically and otherwise, we may experience difficulty maintaining our corporate culture and operational infrastructure.
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
•Some of our revenue is concentrated in a limited number of enterprise customers.
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
•Our customers may choose to discontinue use of VoIP-based services and revert to traditional network service providers.

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
•We could be subject to additional tax liabilities for historic and future sales, use and similar taxes.
•Our global operations and legal entity structure subject us to potentially adverse income tax consequences.
•Our ability to use our net operating loss and tax credit carryforwards to offset future taxable income may be limited.
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
•The conditional conversion feature of the Convertible Notes may adversely affect our financial condition and operating results.
•The capped call transactions may affect the value of the Convertible Notes and our Class A common stock.
•We are subject to counterparty risk with respect to the Capped Calls.
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
•We are effectively controlled by David A. Morken, our Co-Founder and Chief Executive Officer, whose interests may differ from other stockholders.
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

PART I - FINANCIAL INFORMATION
Item 1. Business
Overview
A global communications transformation is underway, and we believe Bandwidth is at the center. Our mission is to develop and deliver the power to communicate. We enable innovative organizations—from startup app developers to the world’s largest enterprises—to engage their end-users and deliver exceptional experiences everywhere people live, learn, work and play. Backed by the Bandwidth Communications Cloud, a global owned-and-operated network spanning more than 60 countries reaching over 90 percent of global gross domestic product (“GDP”), innovative enterprises use Bandwidth’s Application Programming Interfaces (“APIs”) to easily embed voice, messaging and emergency services capabilities into software and applications. Bandwidth was the first CPaaS provider to offer a robust selection of APIs built on our own cloud platform. Our award-winning support teams help businesses around the world solve complex communications challenges every day.
Bandwidth’s business benefits from multiple global megatrends, including the enterprise migration to the cloud, the adoption of Contact Center as a Service platforms, the need to be able to work from anywhere, the reinvention of customer experience and the growth in messaging applications to engage directly with consumers. We believe these megatrends, which have created sizable total addressable markets, are secular, long-lasting and still early in the adoption curve.
With the combination of our software APIs, our global Communications Cloud and our broad range of experience with global regulatory frameworks, we believe Bandwidth is one of the best-positioned providers in our space to deliver business-critical communications for global enterprises. In fact, Bandwidth already powers all the 2022 GartnerⓇ Magic Quadrant Leaders in the key cloud communications categories of Unified Communications as a Service (“UCaaS”) and Contact Center as a Service (“CCaaS”).
Our long-term vision is to continue strengthening this position as the key enabling platform for communications transformation. We will seek to do this in three ways: (1) by cross-selling and up-selling within our existing customers as they benefit from our global footprint and powerful APIs to automate and scale cloud communications; (2) by focusing on direct-to-enterprise growth to serve Global 2000 enterprises that come directly to Bandwidth to leverage our services to accelerate their digital transformations, and (3) by aiming to be the preferred provider for Software as a Service (“SaaS”) platforms that use conversational messaging to create digital engagements that enhance the customer experience. These three strategies are the foundation of the durable business we seek to build.
Operating Segments
As a result of certain changes in our business during the quarter ended March 31, 2022, we re-evaluated our segment reporting and determined that one segment was appropriate, rather than the previously reported segments comprising “CPaaS” and “Other”. The primary drivers for this change were the strategic alignment of our operating departments and the sale of certain immaterial legacy businesses. We currently operate in one operating segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, who is our Chief Executive Officer, in deciding how to allocate resources and assessing performance. Our chief operating decision maker allocates resources and assesses performance based upon consolidated financial information.
Go-to-Market Strategy
Bandwidth’s go-to-market strategy is designed around the global shift from on-premises based technology to cloud-based communications. We believe we are the only global CPaaS provider that also owns and operates our own Communications Cloud network. This competitive differentiator has enabled Bandwidth to power each successive wave of the cloud communications revolution–from the unified communications hyperscalers, to the messaging platform leaders, and now directly to global enterprises. As each of these customer categories uses services on the Bandwidth Communications Cloud in its own unique way, we have designed three key market offerings to power digital communications transformation:
•Market Offering 1: Global Communications Plans. This serves the leading power platforms at the forefront of the communications transformation in UCaaS and CCaaS, through a business-to-business-to-business (“B2B2B”) delivery model. We enable these customers to rapidly automate voice, global number management and many other services on a scalable, global basis.
•Market Offering 2: Programmable Services. This comprises our text messaging solutions, through which we support innovative SaaS platforms with use cases like retail and eCommerce promotions, financial services identity authentication, and healthcare patient engagement, through a business-to-business-to-consumer (“B2B2C”) delivery model. Programmable Services customers come to our Bandwidth Communications Cloud because we offer high capacity, volume and deliverability. We believe this category represents a significant opportunity for future growth due to our ability to scale with customer demand.
•Market Offering 3: Global Enterprises. This category is a business-to-business channel, where Global 2000 enterprises can now engage directly with us to leverage our services in their digital transformation. Bandwidth provides solutions to facilitate these customers’ efficient transition from their current on-premises equipment to a fully cloud-based solution. To capitalize on this growing opportunity, we now have a dedicated focus on enterprises.
Market Offering 1: Global Communications Plans
Through our Global Communications Plans market offering, we power all the leaders in UCaaS and CCaaS, as recognized by the research firm Gartner, including Microsoft, Google, Zoom, RingCentral, Genesys, and Five9. We have been co-creating with many of these customers for more than a decade.
These leaders rely on Bandwidth to deliver the voice, messaging, and emergency services that are central to their own user experiences. Our APIs also expedite customer onboarding with real-time global programmable number management (ordering, porting, provisioning) to allow providers to customize their customer journeys, embed our global communications capability into their platforms, and reduce friction to accelerate onboarding. These platforms are global in nature, and they expect a communications partner who can provide direct global coverage and regulatory insight. We believe our leadership in this space continues to expand with our global footprint.
We believe Bandwidth’s toll-free voice solution is a major reason contact center platforms build with Bandwidth for their North American business. Offering 5X redundancy with available hands-free alternative routing, our own toll-free voice network is directly peered with four additional network partners, offering customers greater peace of mind. Whenever possible, Bandwidth keeps calls on its own network to enable excellent quality and better return on investment. Our four additional peered networks further enable best-in-class coverage as well as resilience—so if one network experiences quality-impacting issues, calls can be routed to a different network seamlessly, before impacts are even felt. Bandwidth’s Call Assure solution, announced in October 2022, provides hands-free alternative routing that is fully insulated from the core network to protect against an extraordinary disruption, such as a fire, natural disaster or cyberattack.
Market Offering 2: Programmable Services
Our Programmable Services market offering is aimed at B2B2C platforms that use Bandwidth to deliver digital engagement experiences, primarily through our text messaging solutions.
With a 98 percent open rate by users, text messaging has become a business-critical communication channel to reach consumers. Our easy-to-use APIs and proven track record for deliverability have made Bandwidth a choice for many leading platforms in text messaging.

Our messaging customers are powering digital engagements across many of the major brands of products people wear, eat, drive, and use every day. Use cases include retail and eCommerce promotions, financial services identity authentication, healthcare patient engagement, and many more. Bandwidth offers a full suite of messaging products, including Application to Person (“A2P”) messaging solutions supporting both SMS and MMS on Local Numbers (“10DLC”), Toll Free Numbers, and Short Codes. All our solutions support bi-directional unicode, including emojis.
Bandwidth’s capacity, high deliverability, and regulatory know-how have positioned us as a leading provider for messaging platforms. We believe we will continue to win high-volume contracts from enterprises that have run out of capacity with our competitors
Market Offering 3: Global Enterprises
Much as the leading platforms in cloud communications have done for years, followed by the messaging leaders in SaaS, now Global 2000 enterprises need to accelerate their digital transformations. Bandwidth can help these large enterprises transition from their current on-premises equipment to a fully or hybrid cloud-based solution. We now have a dedicated go-to-market focus on enterprises in the Global 2000.
By partnering with Bandwidth, global enterprises can reduce complexity, gain greater control, centralize communication resources and operational workloads, and better prepare for future scale. We believe Bandwidth’s history as an enabler to the platform leaders creates additional competitive benefits, such as deep automation of communications services, enterprise-grade quality and support, as well as deep operational relationships with the largest UCaaS and CCaaS platforms.
With these three market offerings, we aim for Bandwidth to be a “one stop shop” and critical enabler for global enterprises, SaaS platforms, and cloud communications platforms. We believe the combined power of our software platform and global Communications Cloud helps our customers to future-proof their strategy for the integrations of today, and new services to come.
The Bandwidth Communications Cloud
We believe one of our key competitive differentiators is the Bandwidth Communications Cloud. It provides a communications developer platform on top of an all-IP, owned-and-operated network with global reach. We believe we provide reliability, scalability, and usage-based control for global business-critical communications.
Automation and Workflow
The Bandwidth Communication Cloud’s command over our own numbering resources enables real-time porting, provisioning and number ordering en masse, and includes:
•coverage in more than 60 countries, serving 90 percent of global GDP;
•network platform paired with peering relationships with major global networks ensure our customers are never more than one hop away from the public switched telephone network (“PSTN”);
•5x resilient U.S. toll-free network, with interconnections to four toll-free networks in addition to our own, designed for best-in-class resiliency from a single provider;
•public safety connectivity purpose-built for today’s dynamic, increasingly remote workforce, interconnected with emergency calling networks worldwide;
•A2P messaging designed to support best-in-class deliverability and insight; and
•a broad range of experience with global regulatory frameworks earned through offering communications services in more than 60 countries and territories.

Core Product Domains
Bandwidth is continually investing in new domains in our Communications Cloud. Below are some of the major product offerings and use cases supported:
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
•Transitioning from traditional premise focused communications to cloud based services: As enterprises migrate from on-premises equipment to the cloud, Bandwidth can fuel their digital transformation with our software-driven SIP trunking services designed to integrate in hybrid or full cloud deployments.
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
Emergency Services. We provide complete communications solutions (full PSTN replacement) with integrated local emergency services in 38 countries around the globe. We can instantly connect numbers, devices or applications to emergency services with reliable and accurate emergency routing.
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
•PSTN, SIP and browser-based endpoints: We allow customers to connect to PSTN, SIP, and browser-based voice and video endpoints to create a multi-party communication experience, and enable users to make and receive calls around the globe.
•Improve the impact of direct in-application communications: Our API allows applications that depend on making a real connection, such as telehealth, the ability to do so without leaving the context of the application, allowing them to connect face-to-face with consumers with a trackable video.
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
CCaaS and UCaaS Platform Integrations. Bandwidth’s global Communications Cloud integrates with several leading UCaaS and CCaaS platforms under the DuetTM solutions portfolio, to provide a holistic solution that's seamlessly aligned with the organization, and allows enterprises to move communications to the cloud at their own pace. Once numbers are in the Bandwidth Communications Cloud, they can be moved from platform to platform without leaving Bandwidth, decreasing cloud migration risk and complexity.
•DuetTM for Microsoft Teams: As mentioned earlier, we have a Duet partnership with the leading CCaaS platform. We also have Duets in the UCaaS space, including Duet for Microsoft Teams. This includes:
•Direct routing & dynamic E911: Consolidate SIP globally with meaningful direct access to the telephony, and solve for an increasingly dynamic workforce from a single provider.
•Hosted session border controllers (SBCs): Connect telephony without another piece of on-premise equipment. A hosted SBC eliminates complexity and allows for a truly cloud deployment.
•Send-to SMS web application: Allows enterprises the ability to send text messages in and outside of the organization from within the Teams environment, built to work seamlessly with a direct routing or BYOC strategy.

Competitive Strengths
We believe three things give Bandwidth a competitive advantage. First, we have an all-IP platform with global reach. The Bandwidth Communications Cloud provides the connectivity, APIs, security, privacy, workflows, and tools to give enterprises of all sizes a simple, scalable way to consume our services. Second, our API-first approach facilitates the embedding of automation, enterprise-grade tooling, and simple UX/UI throughout the Bandwidth Communications Cloud. Third, we have a broad range of experience with global regulatory frameworks informed by our communications services offerings. We believe customers view Bandwidth as a trusted resource, helping them navigate constant change in the global regulatory landscape. In addition, our innovation-rich culture, customer-centric solutions and track record of successful execution provide us with the following competitive strengths:
A full-stack, open Communications Cloud: We built the Bandwidth Communications Cloud to be enterprise grade. As a result, we believe our deployment is fast, our software APIs are flexible and we enable enterprises to launch and scale quickly. The scale and quality of our Communications Cloud allows us to serve large-scale Internet companies and cloud service providers. It also allows us to provide enterprises with one of the broadest, most complete communications services solutions in the industry--solutions that are ready to integrate with leading UC and contact center platforms to create customized, best-of-breed solutions. Our large library of APIs (including voice, messaging, numbers, emergency services, insights and integrations) allows customers to incorporate a broad range of capabilities into their products and services that would be otherwise unattainable.
Global reach from a single source: Our Communications Cloud provides coverage in more than 60 countries covering more than 90 percent of global GDP. This means our customers can consolidate their communications vendor relationships with Bandwidth, while gaining global reach, resiliency and efficiency for their communications stack. We offer greater levels of quality and delivery assurance than providers offering aggregated services across the public Internet or through resold partnerships. We believe that the control we have over our Communications Cloud gives us distinct competitive advantages that include: enabling our customers to deploy cloud-native services, consistent high quality, in-depth enterprise support, real-time traffic visibility and economies of scale.
CPaaS based emergency calling capabilities: We believe we are one of the only CPaaS providers with full stack emergency service capabilities. In many countries, it is a legal obligation to ensure on-premise access to local emergency services. Our customers can meet compliance commitments using a single provider in multiple markets where they do business—across North America, Europe and Asia-Pacific. Moreover, our dynamic geospatial routing capability routes emergency calls based on a real-time location of the caller to produce industry-leading results.
Experience & Expertise: Our senior leadership team consists of both new and long-tenured leaders – each an expert with deep and proven experience in the telecommunications and SaaS space. We regularly interact with local regulators in more than 30 countries, and we currently power all the 2022 Gartner Magic Quadrant Leaders in UCaaS and CCaaS. We seek to bring this body of experience and knowledge to all our customer engagements.
Growing Relationships with Low Customer Churn: We address the complex needs of the customers we serve, and as a result, these enterprises have continued to innovate and grow with our platform over many years. A number of our largest enterprise customers have been on our platform for more than ten years. Our relationship with each of the enterprises we serve often spans product suites, divisions and use cases over time. Based on surveys conducted after customer interactions in 2022, our customers have expressed a 97% satisfaction rate.
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
Our Customers
We have a broad and diversified customer base. We benefit from long-standing relationships with some of the largest tech companies, well-recognized enterprise customers, as well as innovative SaaS platforms. Many of our customers have multi-year contracts, with no single customer representing 10% of total revenue for the year ended December 31, 2022.
Our management is highly focused on creating and maintaining strategic partnerships beyond standard transactional customer relationships. We seek to empower enterprises to create, scale and operate business-critical services across any mobile application or connected device, and this capability reinforces our customer relationships.
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
Sales and Marketing
Our sales and marketing teams are part of a single revenue organization that works closely together to identify and acquire new customers, expand relationships with existing enterprises, and integrate them with the Bandwidth Communications Cloud. Our marketing team generates marketing qualified leads and pipeline for sales through a number of demand-generating channels, including our website, marketing campaigns, webinars, sponsored virtual and live events, white papers and blogs, public relations, social media, analyst relations, paid search and search engine optimization and outbound lead development efforts. These marketing initiatives enhance awareness, preference and adoption of our services, and help us cross-sell opportunities with existing customers.
We engage potential customers and existing customers through an enterprise-focused sales approach. Our sales and marketing executives often directly engage C-level executives and other senior business, product and technical decision makers responsible for the end-user experience and financial results at their enterprises. Our sales and marketing executives work to educate these decision makers and their teams about the benefits of using the Bandwidth Communications Cloud to engage their end-users and deliver exceptional experiences everywhere people live, learn, work and play. Our sales team includes a full stack of sales development, inside sales, field sales, revenue enablement and sales engineering functions.
Research and Development
Our ability to compete depends in large part on our continuous commitment to research and development (“R&D”). We seek to continuously enhance our existing offerings and develop new products and services. Our product and network teams are responsible for the ongoing design, development, testing and release of new features and functions in the Bandwidth Communications Cloud. Our executive management is responsible for creating a vision for our product roadmap and new innovation, and our sales and marketing teams relay customer insights, enterprise needs and possible new use cases or enhancements.
Our vision for the Bandwidth Communications Cloud is to be viewed as a singular resource for global enterprise communications. Our near-term roadmap includes a range of solutions to help enterprises create a better total experience for consumers and employees whether through the contact center, hybrid work, text messaging engagement, intelligent emergency services, or a combination thereof.
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
We believe that we compete favorably based on the factors listed above and believe that none of our competitors currently competes directly with us across the combination of our global scale, all-IP Communications Cloud, enterprise-grade APIs, and broad regulatory experience gained through our service offerings..

Our competitors fall into two primary categories:
•CPaaS companies that offer a narrower set of software APIs, more limited global reach, less robust customer support and fewer other features while relying on third-party networks and physical infrastructure; and
•Incumbent network operators that offer limited geographical reach and limited developer functionality on top of their networks and physical infrastructure, such as AT&T, Colt, Lumen and Verizon.
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
As of December 31, 2022, we had twenty-nine U.S. patents and three U.S. patent applications pending. In addition, as of December 31, 2022, we had nineteen registered trademarks and two trademark applications pending in the United States and elsewhere.
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
Employees
As of December 31, 2022, we had approximately 1,100 employees, who are primarily located in the United States, Europe and Asia Pacific. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Regulatory
General
We and the communications services that we provide through our Communications Cloud and software APIs are subject to many U.S. federal and state and foreign laws and regulations. These laws and regulations may concern telecommunications, as well as privacy, data protection, intellectual property, competition, consumer protection, taxation or other subjects. Many of the laws and regulations that apply to us and the communications services that we provide through our Communications Cloud and software APIs are still evolving and being tested in courts and could be interpreted or applied in ways that could harm our business. We describe below certain material components of the regulatory framework in which we operate. See “Risk Factors–Risks Related to Our Business” elsewhere in this Annual Report on Form 10-K for additional information on the regulatory framework in which we operate and risks related thereto.

Federal Telecommunications Regulation
The Federal Communications Commission (“FCC”) has jurisdiction over interstate and international telecommunications services in the U.S. We have obtained FCC authorization to provide services on a facilities and resale basis.
Under the Communications Act of 1934, as amended by the Telecommunications Act of 1996 (the “1996 Act”), any entity, including cable television companies and electric and gas utilities, may enter any telecommunications market, subject to reasonable state regulation of safety, quality and consumer protection. The industry continues to evolve toward new services built upon IP technologies. With these technological advances, there have been challenges to the traditional regulatory structure under the 1996 Act. Among the challenges are fraud and abuse in the form of illegal robocalling and unwanted text messaging. In December 2019, Congress adopted the Telephone Robocall Abuse Criminal Enforcement and Deterrence (“TRACED”) Act. Among other things, the TRACED Act directs the FCC to conduct a number of different rulemaking proceedings and increases the FCC’s enforcement authority. As a result, the FCC is conducting several proceedings to understand and address fraud and abuse in the form of illegal robocalling. Separately, the FCC and other governmental agencies work to thwart illegal robocalling through the Telephone Consumer Protection Act of 1991 (the “TCPA”), which restricts telemarketing calls and the use of automatic text messages without the recipient’s proper consent. The Federal Trade Commission and state attorneys general also have the authority to enforce compliance with the TCPA. Moreover, the TCPA also allows aggrieved private parties to directly seek civil remedies and seek statutory-defined damages for calls or text messages received without recipients’ proper consent.
VoIP Regulation. Some communications services provided through our software APIs may qualify as Voice-over Internet Protocol (“VoIP”). The FCC has imposed regulatory requirements on VoIP providers that previously applied only to traditional telecommunications providers, such as obligations to provide 911 functionality, to contribute to the federal universal service fund, to comply with regulations relating to local number portability, to abide by the FCC’s service discontinuance rules, to contribute to the Telecommunications Relay Services fund and to abide by the regulations concerning Customer Proprietary Network Information (“CPNI”), outage reporting, access for persons with disabilities, the Communications Assistance for Law Enforcement Act and expanded obligations with respect to the transmission of emergency calls. In some instances, these regulations indirectly affect us because they directly apply to our customers. Additionally, several state public utility commissions are conducting regulatory proceedings that could affect our rights and obligations, or the rights and obligations of our customers, with respect to IP-based voice applications. Some states have taken the position that the “local” component of VoIP service is subject to traditional regulations applicable to local telecommunications services, such as the obligation to pay intrastate universal service fees and other state-related telecommunications taxes, fees and surcharges. We cannot predict whether the FCC or state public utility commissions will impose additional requirements, regulations or charges upon our provision of services related to IP communications.
Universal Service. Some services are subject to federal and state regulations that implement universal service support for access to communications services in rural and high-cost areas and to low-income consumers at reasonable rates; and access to advanced communications services by schools, libraries and rural health care providers. In some instances, these regulations indirectly affect us because they directly apply to our customers. The FCC assesses a contribution amount based on a percentage of interstate and international revenue we receive from certain customers as our contribution to the Federal Universal Service Fund. These assessments are generally passed on to our customers. Additionally, the FCC has ruled that states may assess contributions to their state Universal Service Funds on VoIP providers’ intrastate revenue. Any change in the assessment methodology may affect our revenue and expenses, but at this time it is not possible to predict the extent we would be affected.
Intercarrier Compensation. Telecommunications carriers compensate one another for traffic carried on each other’s networks. Interexchange carriers pay access charges to local telephone companies for long distance calls that originate and terminate on local networks. Local telephone companies historically have charged one another for local and Internet-bound traffic terminating on each other’s networks. The methodology by which carriers have compensated one another for exchanged traffic, whether it be for local, intrastate or interstate traffic, has been subject to ongoing reform efforts at the FCC.
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
In a Report and Order released on October 9, 2020, the FCC adopted new rules governing various aspects of the intercarrier compensation structure applicable to toll free (8YY) calls (“8YY Originating Access Reform Order”). The new 8YY originating access rules took effect on December 28, 2020. The new rules are generally intended to shift most switched access charges for 8YY calls to a bill-and-keep framework over a three-year period.
Emergency Services. Pursuant to Federal legislation called Ray Baum’s Act and Kari’s Law, the FCC adopted new emergency calling regulations that began to take effect in early 2020 continuing through January 2022. These new regulations address the obligations of communication service providers and software providers, like us, as well as equipment installers, managers and operators of a variety of different types of communications systems, and generally require uniformity in dialing patterns for contacting emergency operators, implementing central notification functionalities. The rules also require the transmission of more precise location information in enterprise or campus environments. The granularity of the location information depends on the type of service. There is some ambiguity in the rules as to the specific obligations of each party involved in the service delivery chain and the rules have not yet been interpreted by the FCC or a court. More recently, in November 2022, the FCC released new 911 outage reporting requirements that expanded the scope of previous 911 outage reporting obligations to now broadly include originating service providers.
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
International

As an international company, we are subject to telecommunications laws and regulations in the non-US jurisdictions in which we offer our services. These laws and regulations may concern telecommunications, as well as privacy, data protection, intellectual property, competition, consumer protection, taxation or other subjects. In European markets, we are subject to the European Electronic Communications Code (the “Code”) and its transposition into the laws of the European Union (“EU”) and European Economic Area (“EEA”) countries in which we operate. The Code sets forth the European regulatory framework and harmonized rules across the EU and EEA, which govern the provision of electronic communications networks and services. While the Code provides a harmonized framework, laws of each jurisdiction of the EU and the EEA, and related regulations, will differ from country to country. For example, rules around suballocation of numbering resources differ from country to country.
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
The United Kingdom’s (“U.K.”) departure from the EU was finalized in December 2020. While the Code is therefore no longer directly applicable in the U.K., we do not currently anticipate that considerable changes will be made to the U.K. regulatory framework.
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
Our growth and financial health are impacted by a number of risks, including uncertain capital markets, recessionary fears, high rates of inflation and higher interest rates.
In recent years, the financial markets in the United States have experienced substantial volatility in securities prices, reduced liquidity and credit availability, rating downgrades of certain investments and declining values with respect to others. If capital and credit markets continue to experience uncertainty, we may not be able to obtain debt or equity financing or to refinance our existing indebtedness on favorable terms or at all, which could impair our ability to execute on our strategy, and harm our financial performance. These conditions currently have not precluded us from accessing credit markets or financing our operations, but there can be no assurance that financial markets and confidence in major economies will not deteriorate.
In addition, we are vulnerable to changes in market preferences or other market changes, such as general economic conditions, recession and fears of recession, interest rates, tax rates and policies, and inflation. The U.S. is currently experiencing higher rates of inflation than in previous years, and we may experience a compression in our gross margins as a result. These inflationary pressures could affect wages, the cost of and our ability to obtain components, the price of our products and services, our ability to meet customer demand, and our gross margins and operating profit. Inflation may further exacerbate other risks discussed in this “Risk Factors” section, such as risks related to our sales and marketing efforts and our ability to attract, motivate and retain sales, engineering and other key personnel. If we are unable to successfully manage the effects of inflation, our business, operating results, cash flows and financial condition may be adversely affected.
In an attempt to temper these higher rates of inflation, beginning in March 2022, the U.S. Federal Reserve steadily raised its benchmark federal funds interest rate, resulting in a commensurate rise in interest rates across numerous borrowing categories. This rise in interest rates may impact our ability to access debt capital on terms acceptable to us, or at all.
The U.S. and global economies have in the past, and will in the future, experience recessionary periods and periods of economic instability. During such periods, our existing and potential customers may choose not to expend the amounts that we anticipate based on our expectations with respect to the addressable market for the services we offer. There could also be a number of other effects from adverse general business and economic conditions on our business, including insolvency of any of our third-party suppliers or contractors, decreased market confidence, decreased interest in communications solutions, decreased discretionary spending and reduced customer demand for the services we offer, any of which could have a material adverse effect on our business, financial condition and results of operations and exacerbate some of the other risk factors contained in this Annual Report on Form 10-K.
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
Our ability to realize our goals for anticipated revenue growth, cash flow and operating performance depends on customers increasing their use of our services, and any loss of customers or decline in their use of our services could materially and adversely affect our business, results of operations and financial condition.

Customers generally are charged based on the usage of our services. Most of our customers do not have long-term contractual financial commitments to us and, therefore, most of our customers may reduce or cease their use of our services at any time without penalty or termination charges. We cannot accurately predict customers’ usage levels, and the loss of customers or reductions in their usage levels of our services may each have a negative impact on our business, results of operations and financial condition and may cause our dollar-based net retention rate to decline in the future if our customers are not satisfied with our services. If a significant number of customers cease using, or reduce their usage of, our services, then we may be required to spend significantly more on sales and marketing than we currently plan to spend in order to maintain or increase revenue from customers. Such additional sales and marketing expenditures could adversely affect our business, results of operations and financial condition. More specifically, if:
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
As we continue to expand geographically and otherwise, we may experience difficulties in maintaining our corporate culture, operational infrastructure and management, and our business, results of operations and financial condition could be adversely affected.

We have experienced substantial expansion in our business, including internationally through our acquisition of Voxbone in late 2020. We believe that our corporate culture has been a critical component of our success. We have invested substantial time and resources in building our team and nurturing our culture. As we further expand our business and continue to grow internationally, we may find it difficult to maintain our corporate culture. Any failure to manage organizational changes in a manner that preserves the key aspects of our culture could hurt our chance for future success, including our ability to recruit and retain personnel, and effectively focus on and pursue our corporate objectives. This, in turn, could adversely affect our business, results of operations and financial condition.
In addition, our organizational structure has become more complex. In order to manage these increasing complexities, we will need to continue to scale and adapt the way in which we are organized, our operational, financial and management controls, and our reporting systems and procedures. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and management resources before our revenue increases and without any assurances that our revenue will increase.
This expansion could strain our ability to maintain reliable service levels for our customers. If we fail to achieve the necessary level of efficiency in our organization as we grow, then our business, results of operations and financial condition could be adversely affected.
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
In response to the military conflict between Russia and Ukraine, the U.S., U.K., EU and others have imposed significant new sanctions and export controls against Russia and certain Russian individuals and entities. This conflict has also resulted in significant volatility and disruptions to the global markets. It is not possible to predict the short- or long-term implications of this conflict, which could include but are not limited to further sanctions, uncertainty about economic and political stability, increases in inflation rates and energy prices, supply chain challenges and adverse effects on currency exchange rates and financial markets. In addition, the U.S government has reported that U.S. sanctions against Russia in response to the conflict could lead to an increased threat of cyberattacks against U.S. companies. These increased threats could pose risks to the security of our information technology systems, our network and our service offerings, as well as the confidentiality, availability and integrity of our data.
We have operations, as well as current and potential new customers, in several locations in Europe, including an office in Romania. If the conflict extends beyond Ukraine or further intensifies, it could have an adverse impact on our operations in Romania or other affected areas. Due to the complexity and operational burden required to provide services in compliance with imposed sanctions related to the conflict, we terminated our service offerings in Russia and Belarus. Although neither Russia nor Belarus constituted a material portion of our business, a significant escalation or further expansion of the conflict’s current scope or related disruptions to the global markets could have a material adverse effect on our results of operations. And while we do not offer any services in Ukraine, we continue to monitor the situation in that country and globally, and assess the military conflict’s potential impact on our business.
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
Some of our revenue is concentrated in a limited number of customers.
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
Despite our efforts to reduce the risks associated with cyber-attacks, including the implementation of a number of defensive measures and protocols designed to protect our systems and networks, such efforts may be insufficient to repel or mitigate the effects of a major cyber-attack. Cybersecurity events, like the DDoS attack we experienced in late 2021 (discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—DDoS Attack” in this Annual Report on Form 10-K), may have cascading effects that unfold over time and result in additional costs, including costs associated with defensive measures, investigations, contractual claims, performance penalties, litigation, the loss of future business and other losses and liabilities that may be difficult to foresee. Any perception by existing and prospective customers that our network and systems are not secure could result in a material loss of business and revenue and damage our reputation. We will continue to deploy security enhancements in an effort to further secure our network.
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
We, along with many other telecommunications companies and similar service providers, currently are subject to litigation regarding our billing, collection and remittance of non-income-based taxes and other similar charges regarding 911 services alleged to apply in certain states, counties, and municipalities located in California, Illinois and New York. See “Part II, Item 3. Legal Proceedings,” in this Annual Report on Form 10-K. We may face similar litigation in other jurisdictions in the future. While we are vigorously defending these lawsuits, litigation is inherently uncertain. Tax assessments, penalties and interest or future requirements arising from these lawsuits, the settlement of any such lawsuit or any other lawsuits that may arise in other jurisdictions, may adversely affect our business, results of operations and financial condition.
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
Some of our customers may use our platform to transmit illegal, offensive, unsolicited and/or unauthorized calls and messages, including spam, phishing scams, and links to harmful applications. Some of our customers also may reproduce and distribute copyrighted material or the trademarks of others without permission. Such actions violate our practices and policies, including our Acceptable Use Policy, which applies to all customers. We generally complete considerable “know-your-customer” reviews before a customer, and in certain jurisdictions, an end user, can use our platform, although we cannot always conduct proactive audits of our customers thereafter to confirm compliance with our practices and policies, including our Acceptable Use Policy. We generally rely on our customers’ contractual representations to us that their use of our platform will comply with applicable law and our practices and policies. In cases where our customers are reselling our services, we are relying on a contractual pass-through by our customers of similar contractual representations from their end users. We also generally evaluate complaints that we receive regarding our customers’ use of our platform. Our substantial efforts will not prevent all illegal robocalls and other fraudulent activity. The unlawful or fraudulent use of our platform could subject us to claims for damages, copyright or trademark infringement, regulatory enforcement, fraud, or negligence or damage our reputation. Even if claims asserted against us do not result in liability, we may incur substantial costs to investigate and defend such claims. If we are found to be liable for our customers’ activities, we could be required to pay fines or penalties, redesign our business methods, limit our provision of certain services or otherwise expend resources to remedy any damages caused by such actions and avoid future liability.
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
Proceedings before the FCC or regulators from international jurisdictions could limit our access to various network services or further increase the rates we must pay for such services. For example, proceedings before the FCC could result in an increase in the amount we pay to other carriers or a reduction in the revenue we derive from other carriers in, or retroactive liability for, access charges and reciprocal compensation. On December 17, 2019, the FCC issued an order that revised its interpretation of the Voice-over Internet Protocol (“VoIP”) symmetry rule. The FCC now concludes that LECs may assess end office switched access charges only if the LEC or its VoIP partner provides a physical connection to the last-mile facilities used to serve an end user. If neither the LEC nor its VoIP partner provides such a physical connection, the LEC may not assess end office switched access charges. The FCC also decided to give its order retroactive effect. We cannot predict the impact this FCC order may have on our business, including whether other carriers will agree with our legal interpretations and treatments, at this time. Other proceedings before the FCC could also result in increases in the cost of regulatory compliance. For example, the FCC continues to examine how to improve the delivery of emergency 911 services and whether to expand requirements to include communications services not currently subject to emergency calling obligations. A number of states also have proceedings pending that could impact our access to and the rates we pay for network services. Other state proceedings could limit our pricing and billing flexibility. Our business would be substantially impaired if the FCC, the courts or state commissions eliminated our access to the facilities and services we use to serve our customers, substantially increased the rates we pay for facilities and services, increased the costs or complexity associated with providing emergency 911 services or adversely affected the revenue we receive from other carriers or our customers. In addition, congressional legislative efforts to rewrite the Telecommunications Act of 1996 or enact other telecommunications legislation, as well as various state legislative initiatives, may cause major industry and regulatory changes. We cannot predict the outcome of these proceedings or legislative initiatives or the effects, if any, that these proceedings or legislative initiatives may have on our business and operations.

While we believe we comply in all material respects with all material federal, state, local and international rules and regulations, these regulations are subject to interpretation and the relevant regulators may determine that our application of these rules and regulations is not consistent with their interpretation. Additionally, third parties or government agencies may bring action with federal, state, local or international regulators if they believe a provider has breached applicable rules and regulations.
The effects of increased regulation of IP-based service providers are unknown.
While the FCC has generally subjected IP-based service providers in the United States to less stringent regulatory oversight than traditional common carriers, the FCC has imposed certain regulatory obligations on providers of interconnected and non-interconnected VoIP services, including the obligations to contribute to the Universal Service Fund, to provide 911 services, and to comply with the Communications Assistance for Law Enforcement Act. The TRACED Act aims to mitigate illegal robocalls by directing the FCC to conduct certain rulemaking proceedings that include adopting rules that require participation in the technical standard known as STIR/SHAKEN, among other requirements. For large carriers operating in the United States, IP-based network equipment and the IP services that operate on such equipment were required to support the STIR/SHAKEN framework as of June 30, 2021. We previously reported that we had a small subset of services and customer accounts that operated on legacy IP equipment that was not STIR/SHAKEN capable prior to the prescribed deadline; however, that equipment was retired in 2022 and we are currently in compliance with STIR/SHAKEN requirements. While additional countries have adopted or are expected to adopt the STIR/SHAKEN framework, other countries may seek to impose alternative regulatory obligations in an effort to mitigate illegal robocalling.
Noncompliance with applicable FCC or other regulations or requirements could subject us to investigations, sanctions, enforcement actions, fines, consent decrees or other collateral consequences. If any governmental sanctions or fines are imposed, our business, results of operations, and financial condition could be materially adversely affected. In addition, responding to any governmental action will likely result in a diversion of management’s attention and resources and an increase in professional fees.
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
Our operations are subject to regulation at the country, state and local levels. Changes to existing regulations or rules, or the failure of regulatory agencies to regulate in areas historically regulated on matters such as network neutrality, licensing fees, environmental, health and safety, privacy, intercarrier compensation, emergency services, interconnection, illegal robocalling, extraterritorial use of telephone numbers, and other areas, in general or particular to our industry, may increase uncertainty, increase costs, restrict operations or decrease revenue.
Our inability or failure to comply with telecommunications and other laws and regulations could cause the temporary or permanent suspension of our operations. In addition, if we cannot provide emergency calling functionality through our communications platform to meet any applicable federal, state or international requirements, the competitive advantages that we have may not persist, adversely affecting our ability to obtain and to retain enterprise customers which could have an adverse impact on our business.
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
In January 2018, the FCC adopted an order largely repealing its network neutrality rules (the “Order”). Among other things, the pre-existing network neutrality rules prevented providers of broadband internet access services—like cable and telephone companies—from blocking, impairing and degrading service offerings from non-affiliated third parties like us. In 2019, the U.S. Court of Appeals for the District of Columbia Circuit largely affirmed the Order, but vacated the portion of the Order that would bar states from imposing any rule or requirement inconsistent with the FCC’s order. In April 2022, after losing an appeal before the U.S. Circuit Court of Appeals for the 9th Circuit, California’s state law establishing net neutrality went into effect. Since then, a number of states have adopted legislation that results in restoring the pre-existing network neutrality rules. If broadband providers were to block, impair or degrade our internet-based services or services we offer through our communications platform, or were to charge us or our customers to access and use our internet-based services or services offered through our communications platform, we could lose customers and our business could be materially adversely affected. Most major broadband internet access providers have publicly stated they will not block, impair or degrade third party offerings. We cannot predict the potential impact of any future efforts to restore Net Neutrality at the federal level.
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
Our future success depends on our ability to procure large quantities of local and toll-free numbers to meet customer demands at reasonable cost and without undue restrictions. Our ability to procure and distribute numbers depends on factors outside of our control, such as regulations, the practices of the communications carriers that provide numbers to us in certain jurisdictions, the cost of obtaining and managing numbers and the level of demand for new numbers. Due to their limited availability, there are certain popular area code prefixes and specialized numbers that we may not be able to obtain in desired quantities. Our inability to acquire or retain numbers would make our services, including our communications platform, less attractive to potential customers that desire assignments of particular numbering resources. In addition, future growth of our customer base, together with growth of customer bases of other providers of communications services, has increased, which increases our dependence on needing large quantities of local and toll-free numbers associated with desirable area codes or specific toll-free numbering resources at a reasonable cost and without undue restriction. If we are not able to obtain or retain adequate local and toll-free numbers, or attractive subsets of such resources, our business, results of operations and financial condition could be materially adversely affected.
In addition, in order to procure, distribute and retain telephone numbers in certain foreign jurisdictions, we will be required to register with the local telecommunications regulatory authorities, some of which have been increasingly monitoring and regulating the categories of phone numbers that are eligible for provisioning to our customers, including geographical, regional, local and toll-free phone numbers. We have obtained licenses or are obtaining licenses in various countries in which we do business, but in some countries, the regulatory regime around provisioning of phone numbers is unclear, subject to change, and may conflict from jurisdiction to jurisdiction. Furthermore, these regulations and governments’ approach to their enforcement, as well as our products and services, are evolving and we may be unable to maintain compliance with applicable regulations, or enforce compliance by our customers, on a timely basis or without significant cost. Also, compliance with these regulations may require changes in products or business practices that result in reduced revenue. If we or our customers use or assign phone numbers in these countries in a manner that violates applicable rules and regulations, we may also be subject to significant penalties or governmental action, including government-initiated audits and, in extreme cases, may be precluded from doing business in that particular country. In the event of non-compliance, we may be forced to reclaim phone numbers from our customers, which could result in loss of customers, breach of contract claims, loss of revenue and reputational harm, all of which could have a material adverse effect on our business, results of operations and financial condition.
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
Certain of our IP telephony offerings, as well as the 911 and other emergency services solutions that we offer are subject to FCC and other rules governing the delivery of emergency calling services. The rules and laws that govern emergency calling services are subject to change as communications technologies and consumer use cases evolve. Similar providers of IP telephony services, our 911 and other emergency services are different from those associated with traditional local telecommunications services. These differences may lead to an inability to make and complete calls that would not occur for users of traditional telephony services. For example, to provide the emergency calling services required by the FCC’s rules to our IP telephony consumers, we may use components of both the wireline and wireless infrastructure in unique ways that can result in failed connections and calls routed to incorrect emergency call centers. Routing emergency calls through the Internet may be adversely affected by power outages and network congestion that may not occur for users of traditional telephony services. Emergency call centers may not be equipped with appropriate hardware or software to accurately process and respond to emergency calls initiated by consumers of our IP telephony services, and calls routed to the incorrect emergency call center can significantly delay response times for first responders. Users of our interconnected VoIP telephony services from a fixed address in the United States are required to manually update their location information for use when calling 911, and failure to do so may result in dispatching assistance to the wrong location. Even manual updates require a certain amount of time before the updated address appears in the relevant databases which could result in misrouting emergency calls to the wrong emergency calling center, dispatching first responders to the wrong address, or both. Similar requirements and delays applicable to relevant databases also apply to local emergency services provided outside the United States. Moreover, the relevant rules with respect to what address information should be provided to emergency call centers when the call originates from a mobile application are unsettled and evolving. As a result, we could be subject to enforcement action by the FCC or other entities — possibly exposing us to significant monetary penalties, cease and desist orders, civil liability, loss of user confidence in our services, loss of users, and other adverse consequences, which could materially harm our business. The FCC’s rules, and some states, also impose other obligations, such as properly recording our customers’ registered locations, obtaining affirmative acknowledgement from customers that they are aware of the differences between emergency calling services associated with IP telephony as compared with traditional telecommunications services, and distribution of appropriate warning labels to place on or near hardware used to place IP telephony calls. Similar obligations apply to local emergency services provided outside the United States. Failure to comply with these requirements, or failure of our communications platform such that 911 and other emergency calls did not complete or were misrouted, may result in FCC, foreign regulatory or other enforcement action, state attorneys’ general investigations, potential exposure to significant monetary penalties, cease and desist orders, civil liability to our users and their customers, loss of user confidence in our services, loss of users, and other adverse consequences, which could materially harm our business.
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
Our customer churn rate may increase.
Customer churn occurs when a customer reduces usage or discontinues service with us, whether voluntarily or involuntarily, such as a customer switching some or all of its usage to a competitor or going out of business. Changes in the economy, increased competition from other providers, cyber incidents such as the 2021 DDoS attack or issues with the quality of service we deliver can impact our customer churn rate. We cannot predict future pricing by our competitors, but we anticipate that price competition will continue. Lower prices offered by our competitors could contribute to an increase in customer churn. We cannot predict the timing, duration or magnitude of any deteriorated economic conditions or its impact on our target of customers. Higher customer churn rates could adversely affect our revenue growth. Higher customer churn rates could cause our dollar-based net retention rate to decline. A sustained and significant growth in the churn rate could have a material adverse effect on our business.
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
The need to obtain additional IP circuits from other providers increases our costs. In addition, the need to interconnect our network to networks that are controlled by others could increase our costs and adversely impact our business.
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
Network providers also may institute additional fees due to regulatory, competitive or other industry-related changes that increase our costs. For example, the major U.S. cellular carriers and their intermediaries have added a variety of fees that are applied to Application to Person (“A2P”) messages delivered to their subscribers. While we may be able to negotiate with network providers, absorb the increased costs, or charge these costs to our customers, we cannot assure you that we will be able to do so. In the case of new A2P fees, we currently pass, and expect to continue to pass, these fees on to our customers who send A2P messages to the carrier's subscribers. This is expected to increase our revenue and cost of goods sold, but is not expected to impact the gross profit received for sending these messages. However, these changes may still have a negative impact on our gross margins mathematically. We also may not be able to effectively respond to any new fees if all network providers in a particular market impose equivalent fee structures, if the magnitude of the fees is disproportionately large when compared to the underlying prices paid by our customers, or if market conditions limit our ability to increase the prices we charge our customers.
In connection with the delivery of text messages to customers of mobile carriers in the U.S., and in certain other instances, our customers’ traffic must be routed through intermediaries who have direct access to network service providers. Although we are seeking direct connections with network service providers in a number of countries, we expect that we will continue to rely on intermediaries for these services for some period of time. These intermediaries sometimes have offerings that directly compete with our products and may stop providing services to us on a cost-effective basis. If a significant portion of these intermediaries stop providing services or stop providing services on a cost-effective basis, our business could be adversely affected.
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
Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel, and our inability to do so could adversely affect our business, results of operations and financial condition. Competition for talent in the technology industry has become increasingly intense, and the market to recruit, retain and motivate talent has become even more competitive. Many key individual contributors, particularly in software development, sales and cloud computing and telecommunications infrastructure, are critical to our success and can attract very significant compensation packages. In addition, we believe that there is, and will continue to be, intense competition for highly skilled management, technical, sales and other personnel with experience in our industry in the Raleigh, North Carolina area, where our headquarters are located, and in other geographic locations where we maintain offices.
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
In addition, we believe our corporate culture has been a key contributor to our success to date. We, along with many companies in the technology industry, experienced higher than average attrition in the “great resignation,” in which the technology industry saw a dramatic increase in workers leaving their positions in 2020 and 2021 during the COVID-19 pandemic. As we continue to grow and expand globally and navigate shifting workforce priorities, including the desire of many of our employees and prospective employees for a hybrid work model with the ability to work remotely for part of the week, and the increasing demand of employees and prospective employees for fully remote work, we may find it difficult to maintain important aspects of our corporate culture. This could negatively affect our ability to retain and recruit personnel who are essential to our future success, and could ultimately have a negative impact on our ability to innovate our technology and our business. Since 2020, we have experienced and may continue to face higher than usual employee turnover rates, and as of December 31, 2022, approximately 24.8% of our employees have been employed by us for a year or less. As a result, we must be able to effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture.
We could be subject to additional tax liabilities for historic and future sales, use and similar taxes, which could adversely affect our results of operations.
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
Our global operations and legal entity structure subject us to potentially adverse income tax consequences.
We conduct our international operations through subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. Also, our tax expense could be affected depending on the applicability of withholding and other taxes under the tax laws of certain jurisdictions in which we have business operations. The relevant revenue and taxing authorities may disagree with positions we have taken generally, or our determinations as to income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in additional tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations.
We are unable to predict what global or U.S. tax reforms may be proposed or enacted in the future or what effects such future changes would have on our business. Any such changes in tax legislation, regulations, policies or practices in the jurisdictions in which we operate could increase the estimated tax liability that we have expensed to date and paid or accrued on our balance sheet; affect our financial position, future results of operations, cash flows, and effective tax rates where we have operations; reduce post-tax returns to our stockholders; and increase the complexity, burden, and cost of tax compliance. We are subject to potential changes in relevant tax, accounting, and other laws, regulations, and interpretations, including changes to tax laws applicable to corporate multinationals.
Certain government agencies in jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational companies. For example, the Organisation for Economic Co-operation and Development (the “OECD”) is conducting a project focused on base erosion and profit shifting in international structures, which seeks to establish certain international standards for taxing the worldwide income of multinational companies. In addition, the OECD is working on a “BEPS 2.0” initiative, which is aimed at (i) shifting taxing rights to the jurisdiction of the consumer and (ii) ensuring all companies pay a global minimum tax. On October 8, 2021, the OECD announced an agreement by members of the Inclusive Framework delineating an implementation plan, and on December 20, 2021, the OECD released model rules for the domestic implementation of a 15% global minimum tax. Further, several countries have proposed or enacted taxes applicable to digital services, which could apply to our business. As a result of these developments, the tax laws of certain countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could increase our liabilities for taxes, interest and penalties, and therefore could harm our business, cash flows, results of operations and financial position.
The governments of countries in which we operate and other governmental bodies could make unprecedented assertions about how taxation is determined in their jurisdictions that are contrary to the way in which we have interpreted and historically applied the rules and regulations in our tax returns filed in such jurisdictions. New laws could significantly increase our tax obligations in the countries in which we do business or require us to change the way we operate our business. As a result of the large and expanding scale of our international business activities, many of these changes to the taxation of our activities could adversely impact our worldwide effective tax rate and harm our financial position, results of operations, and cash flows.
Our ability to use our net operating loss and tax credit carryforwards to offset future taxable income may be subject to certain limitations.
The future utilization of our net operating loss and tax credit carryforwards (collectively, “Tax Attributes”) may be limited due to changes in ownership as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, if we experience a greater than 50% aggregate change in ownership of certain significant stockholders or groups over a three-year period, utilization of our pre-change Tax Attributes is subject to an annual limitation under Section 382 of the Code (and similar state laws). The annual limitation generally is determined by multiplying the value of our stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the pre-change Tax Attributes before utilization and may be substantial. In the past we may have experienced, and in the future may experience, ownership changes as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change Tax Attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.
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
Acquisitions or investments may also require us to issue debt or equity securities, use our cash resources, incur debt or contingent liabilities, amortize intangibles, or write-off acquisition-related expenses. In addition, we cannot predict market reactions to any acquisitions we may make or to any failure to announce any future acquisitions.
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
We have incurred, and may continue to incur, significant, non-recurring costs in connection with the acquisition and integrating our operations with those of Voxbone, including costs to consolidate business support systems and service offerings. We cannot ensure that the elimination of duplicative costs or the realization of other efficiencies will offset the transaction and integration costs in the near term or at all.
Risks Related to the Convertible Notes
Servicing our debt requires a significant amount of cash, and our business may not generate sufficient cash flow to repay our indebtedness.
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
We and our subsidiaries may be able to incur substantial additional debt in the future, some of which may be secured debt. We will not be restricted under the terms of the indentures governing the Convertible Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indentures governing the Convertible Notes that could have the effect of diminishing our ability to make payments on the Convertible Notes when due.
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
In the event the conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option as described in the indentures governing the Convertible Notes. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The Capped Calls may affect the value of the Convertible Notes and our Class A common stock.
In connection with the pricing of the Company’s 0.25% Convertible Notes due March 1, 2026 (the “2026 Convertible Notes”) and 0.50% Convertible Notes due April 1, 2028 (the “2028 Convertible Notes” and, together with the 2026 Convertible Notes, the “Convertible Notes”), we entered into privately negotiated capped call transactions (the “2026 Capped Calls” and the “2028 Capped Calls,” respectively and, collectively, the “Capped Calls”) with certain financial institutions (the “option counterparties”). The Capped Calls are expected generally to reduce the potential dilution upon any conversion of the Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap.
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
Prior to our initial public offering, there was no public market for shares of our Class A common stock. On November 10, 2017, we sold shares of our Class A common stock to the public at $20.00 per share. From November 10, 2017, the date that our Class A common stock began trading on the NASDAQ Global Select Market, through December 31, 2022, the trading price of our Class A common stock has ranged from $18.05 per share to $198.61 per share. The trading price of our Class A common stock may continue to be volatile and could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•general market volatility caused by epidemics, endemics and pandemics such as COVID-19, acts of war, or other significant domestic or international events;
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters is located in Raleigh, North Carolina, where we lease approximately 120,041 square feet of office space at 900 Main Campus Drive and 40,802 square feet of additional office space on the Centennial Campus of North Carolina State University in Raleigh, North Carolina.
We maintain offices in locations in the United States and internationally. In addition to our headquarters, we lease space in Denver, CO; Rochester, NY; Austin, TX; Simi Valley, CA; Brussels, Belgium; London, U.K.; Dublin, Ireland; Iasi, Romania; Singapore; Frankfurt, Germany; Madrid, Spain; and Istanbul, Turkey.
We maintain data centers located in Raleigh, NC (including our network operations center); Los Angeles, CA; Dallas, TX; Atlanta, GA; New York, NY; Frankfurt, Germany; and London, U.K.
We currently lease all our facilities. On June 4, 2021, we purchased approximately 40 acres of undeveloped land from the state of North Carolina to construct a new headquarters in Raleigh, NC. We subsequently sold approximately 24 acres of such property to a third party who is constructing our new headquarters facility, and retained approximately 17 acres of such property. We intend to relocate our corporate headquarters in mid-2023. We believe this new facility will provide the additional space needed to accommodate our growing work force.

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
On January 27, 2023, we were named as a defendant in an action brought by a non-practicing entity related to alleged patent infringement.
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
Stockholders
As of February 17, 2023, we had 22 holders of record of our Class A and Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
The graph below compares the cumulative total return to our stockholders between November 10, 2017 (the date our Class A common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2022 in comparison to the NASDAQ Composite Index and the S&P 500 Information Technology Index. The graph assumes $100 was invested in the Class A common stock of Bandwidth Inc., the NASDAQ Composite Index and the S&P 500 Information Technology Index, in each case on November 10, 2017, and assumes reinvestment of any dividends.

The comparisons in the graph below are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

1000
800
600
400
200
0
Nov-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Bandwidth Inc.
NASDAQ Composite Index
S&P 500 Technology Index

Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2023 Annual Meeting of Shareholders. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
Recent Sales of Unregistered Securities
From January 1, 2022 through December 31, 2022, we did not sell any securities on an unregistered basis.

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

Overview
A global communications transformation is underway, and we believe Bandwidth is at the center. Our mission is to develop and deliver the power to communicate. We enable innovative organizations—from startup app developers to the world’s largest enterprises—to engage their end-users and deliver exceptional experiences everywhere people live, learn, work and play. Backed by the Bandwidth Communications Cloud, a global owned-and-operated network spanning more than 60 countries reaching over 90 percent of GDP, innovative enterprises use Bandwidth’s APIs to easily embed voice, messaging and emergency services capabilities into software and applications. Bandwidth was the first CPaaS provider to offer a robust selection of APIs built on our own cloud platform. Our award-winning support teams help businesses around the world solve complex communications challenges every day.
Bandwidth’s business benefits from multiple global megatrends, including the enterprise migration to the cloud, the adoption of Contact Center as a Service platforms, the need to be able to work from anywhere, the reinvention of customer experience and the growth in messaging applications to engage directly with consumers. We believe these megatrends, which have created sizable total addressable markets, are secular, long-lasting and still early in the adoption curve.
With the combination of our software APIs, our global Communications Cloud and our broad range of experience with global regulatory frameworks, we believe Bandwidth is one of the best-positioned providers in our space to deliver business-critical communications for global enterprises. In fact, Bandwidth already powers all the 2022 GartnerⓇ Magic Quadrant Leaders in the key cloud communications categories of UCaaS and CCaaS.
Our long-term vision is to continue strengthening this position as the key enabling platform for communications transformation. We will seek to do this in three ways: (1) by cross-selling and up-selling within our existing customers as they benefit from our global footprint and powerful APIs to automate and scale cloud communications; (2) by focusing on direct-to-enterprise growth to serve Global 2000 enterprises that come directly to Bandwidth to leverage our services to accelerate their digital transformations, and (3) by aiming to be the preferred provider for SaaS platforms that use conversational messaging to create digital engagements that enhance the customer experience. These three strategies are the foundation of the durable business we seek to build.
For the years ended December 31, 2022, 2021 and 2020, total revenue was $573 million, $491 million and $343 million, respectively, representing an increase of 17% in 2022 and 43% in 2021. Net income in 2022 was $20 million, and net loss in 2021 and 2020 was $27 million and $44 million, respectively. As of December 31, 2022, 2021 and 2020, the number of active customer accounts was 3,405, 3,300, and 2,879, respectively, representing a year-over-year increase of 3% in 2022 and 15% in 2021.
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

Management’s Discussion and Analysis
Additionally, during the quarter ended March 31, 2022, we changed our presentation of certain costs to align with benchmarked definitions of cost of revenue, research and development, sales and marketing and general and administrative expenses. See Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information. For both matters, prior period information has been conformed to the current period presentation.
The following is a comparison of the change in costs to the prior period:

	Year ended December 31, 2021		Year ended December 31, 2020
	As reported	As previously reported	As reported	As previously reported

	(In thousands)
Statement of Operations
Cost of revenue	$277,094	$272,384	$189,203	$185,252
Research and development	69,505	55,173	54,555	42,059
Sales and marketing	82,333	51,817	61,216	40,552
General and administrative	64,212	113,770	51,644	88,755

Adoption of Accounting Standards Update 2020-06
We adopted Accounting Standards Update 2020-06 (“ASU 2020-06”) on January 1, 2022 using the modified retrospective approach resulting in decreases in accumulated deficit of $9 million, additional paid in capital of $156 million, and deferred tax liability of $1 million. We also recorded an increase in the Convertible Notes balance of $148 million as a result of the reversal of the separation of the convertible debt between debt and equity. The adoption of this standard decreased the amount of non-cash interest expense to be recognized in current and future periods as a result of eliminating the discount associated with the equity component. For the year ended December 31, 2022, the combined interest expense of the 2026 Convertible Notes and 2028 Convertible Notes was $27 million lower upon the adoption of ASU 2020-06. The number of diluted shares increased as a result of transitioning from the treasury stock method to the as-if converted method, which impacted the earnings per share for the year ended December 31, 2022. The transition did not impact the years ended December 31, 2021 and 2020, as we incurred a net loss in both reporting periods. See Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
Repurchase of 2026 Convertible Notes
During November 2022, we entered into separate, privately negotiated repurchase agreements with a limited number of holders of the 2026 Convertible Notes to repurchase (the “Repurchases”) approximately $160 million aggregate principal amount of the 2026 Convertible Notes for an aggregate cash price of approximately $117 million. The Repurchases closed on November 28, 2022. Following the Repurchases, approximately $240 million aggregate principal amount of the 2026 Convertible Notes remains outstanding. The difference between the consideration used to repurchase the 2026 Convertible Notes and the carrying value of the 2026 Convertible Notes resulted in a gain of $40 million recorded within other income (expense), net on our consolidated statements of operations included elsewhere in this Annual Report on Form 10-K.

COVID-19 Update
We believe COVID-19 has reduced to endemic levels globally however, while its persistent nature has diminished in the present period, it is possible it could potentially impact areas of the United States or the rest of the world to varying degrees in the future. During the COVID-19 pandemic, its adverse effects were prevalent in the locations where we, our customers, suppliers and third-party business partners conduct business. We acknowledge there may be additional impacts to the economy and our business going forward as a result of COVID-19 and that

Management’s Discussion and Analysis
there is uncertainty regarding potentially broad or unknown implications of COVID-19 on our results of operations and overall financial performance remain uncertain. If the COVID-19 infection rate were to return to pandemic levels in the United States or in other global territories where we operate, we may experience curtailed customer demand that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, this could result in enterprises reducing usage of our services or delaying decisions to implement our services. See “Item 1A. Risk Factors” for further discussion of the possible impact of COVID-19 on our business.

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

Key Performance Indicators
We monitor the following key performance indicators (“KPIs”) to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. We believe the following KPIs are useful in evaluating our business:

	Year ended December 31,
	2022	2021	2020

Number of active customers (as of period end) (1)	3,405	3,300	2,879
Dollar-based net retention rate (1)	112%	117%	131%
________________________
(1) As a result of the change in revenue segment reporting, our KPIs of number of active customers and dollar-based net retention rates disclosed in previous SEC filings, press releases and presentations prior to reporting periods ending March 31, 2022, will not be directly comparable to our KPIs reported going forward. To facilitate comparison between the periods presented in the table above, number of active customers and dollar-based net retention rate have been conformed to the current period methodology.
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

Key Components of Statements of Operations
Revenue
Revenue is derived from (i) reoccurring sources such as per minute voice usage and voice calling, per text message usage and other usage services and fees, (ii) monthly recurring charges arising from phone number services, 911-enabled phone number services, messaging services and other services, and (iii) other various communications services and products, indirect revenue and messaging surcharge revenue.
For the years ended December 31, 2022, 2021 and 2020, we generated 78%, 75%, and 74%, respectively, of our revenue from reoccurring sources. The large bulk of our remaining revenue is generated from recurring monthly charges.
We recognize accounts receivable at the time the customer is invoiced. Additionally, we record a receivable for unbilled revenue if services have been delivered and are billable in subsequent periods. Unbilled revenue made up 45%, 52%, and 50% of outstanding accounts receivable, net of allowance for doubtful accounts, as of December 31, 2022, 2021 and 2020, respectively.
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

Management’s Discussion and Analysis
Personnel costs (including non-cash stock-based compensation expenses) arise for employees who are responsible for the delivery of services and the operations and maintenance of the communications network.
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
Operating Expenses
The most significant components of operating expenses are personnel costs, which consist of salaries, benefits, bonuses, and stock-based compensation expenses. We also incur other non-personnel costs related to our general overhead expenses, including facility expenses, software licenses, web services, depreciation and amortization of assets unrelated to delivery of our services. We expect that our operating expenses will increase in absolute dollars driven by the growth in our business.
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
Income Taxes
For the years ended December 31, 2022, 2021 and 2020 our effective tax rate was (13.1)%, 12.3% and (51.8)%, respectively. The decrease in our effective tax rate is primarily due to the split of earnings and losses between jurisdictions. In 2022 we were in a pre-tax loss position in jurisdictions without valuation allowances and as such, recognized income tax benefit. However, as a result of income recognized in connection with our debt buy-back, we recognized pre-tax income in the U.S. The income resulted in nominal tax expense in the U.S. due to the utilization of tax attributes and the valuation allowance position.
Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of December 31, 2022, we continue to maintain a valuation allowance for our U.S. federal and state net deferred tax assets.

Management’s Discussion and Analysis
Results of Operations
Consolidated Results of Operations
The following table sets forth the consolidated statements of operations for the periods indicated.

	Year ended December 31,
	2022	2021	2020

	(In thousands)
Revenue	$573,152	$490,907	$343,113
Cost of revenue	334,799	277,094	189,203
Gross profit	238,353	213,813	153,910
Operating expenses:
Research and development	97,990	69,505	54,555
Sales and marketing	96,658	82,333	61,216
General and administrative	68,029	64,212	51,644
Total operating expenses	262,677	216,050	167,415
Operating loss	(24,324)	(2,237)	(13,505)
Other income (expense), net:
Net gain on extinguishment of debt	40,205	—	—
Interest expense, net	(3,048)	(28,784)	(13,672)
Other income (expense), net	4,473	(174)	(1,795)
Total other income (expense), net	41,630	(28,958)	(15,467)
Income (loss) before income taxes	17,306	(31,195)	(28,972)
Income tax benefit (provision)	2,264	3,833	(15,005)
Net income (loss)	$19,570	$(27,362)	$(43,977)
The following table sets forth our results of operations as a percentage of our total revenue for the periods presented. *

	Year ended December 31,
	2022	2021	2020
Revenue	100%	100%	100%
Cost of revenue	58%	56%	55%
Gross profit	42%	44%	45%
Operating expenses:
Research and development	17%	14%	16%
Sales and marketing	17%	17%	18%
General and administrative	12%	13%	15%
Total operating expenses	46%	44%	49%
Operating loss	(4)%	—%	(4)%
Other income (expense), net:
Net gain on extinguishment of debt	7%	—%	—%
Interest expense, net	(1)%	(6)%	(4)%
Other income (expense), net	1%	—%	(1)%
Total other income (expense), net	7%	(6)%	(5)%
Income (loss) before income taxes	3%	(6)%	(8)%
Income tax benefit (provision)	—%	1%	(4)%
Net income (loss)	3%	(5)%	(13)%
(*) Columns may not foot due to rounding.

Management’s Discussion and Analysis
Comparison of the Years Ended December 31, 2022 and 2021
Revenue

	Year ended December 31,
	2022	2021	Change

	(Dollars in thousands)
Revenue	$573,152	$490,907	$82,245	17%

In 2022, our total revenue increased by $82 million, or 17%, compared with the same period in 2021. This growth was the result of higher usage of our core messaging offering and additional A2P pass-through messaging surcharges imposed by certain carriers. Growth in our revenue other than from pass-through messaging surcharges, compared with the same period in 2021, was led by our core messaging offerings, which grew 46%, and phone number and 911-enabled phone number services, mostly offset by lower revenue from voice offerings. The growth in our core messaging offering was aided by higher messaging volumes from certain customers leading up to the U.S. midterm elections in November 2022. Compared with the same period last year, our voice offerings revenue in 2022 remained affected by lower usage arising from the 2021 DDoS incident as well as the absence of revenue from businesses divested earlier in 2022.
Active customer accounts increased 3% to 3,405 as of December 31, 2022, as compared with 3,300 active accounts as of December 31, 2021. Our dollar-based net retention rate as of December 31, 2022 was 112%.
Cost of Revenue and Gross Margin

	Year ended December 31,
	2022	2021	Change

	(Dollars in thousands)
Cost of revenue	$334,799	$277,094	$57,705	21%
Gross profit	$238,353	$213,813	$24,540	11%
Total gross margin	42%	44%
In 2022, total cost of revenue increased $58 million, compared with the same period in 2021, driven by higher pass-through messaging surcharges of $56 million. In 2022, the combination of changes in total revenue and total cost of revenue yielded an increase in total gross profit of $25 million, or 11%, compared with the same period in 2021, driven by profit improvements from the combination of our revenue and cost of revenue derived other than from pass-through messaging surcharges.
Our total gross margin percentage of 42% in 2022 declined two percentage points, compared with the same period in 2021, as operating and product mix improvements were more than offset by the inclusion of higher pass-through messaging surcharges within total revenue.

Management’s Discussion and Analysis
Operating Expenses

	Year ended December 31,
	2022	2021	Change

	(Dollars in thousands)
Research and development	$97,990	$69,505	$28,485	41%
Sales and marketing	96,658	82,333	14,325	17%
General and administrative	68,029	64,212	3,817	6%
Total operating expenses	$262,677	$216,050	$46,627	22%
As a percentage of revenue, total operating expenses for the years ended December 31, 2022 and 2021 were 46% and 44%, respectively.
In 2022, research and development expenses increased by approximately $28 million, or 41%, compared with the same period in 2021. This increase was primarily due to increased personnel costs from greater numbers of employed staff of $22 million. The increase in headcount also contributed to higher allocated facilities and IT expenses of $7 million.
In 2022, sales and marketing expenses increased by $14 million, or 17%, compared with the same period in 2021, primarily due to an increase in sales personnel costs from a greater number of employed staff of $13 million.
In 2022, general and administrative expenses increased $4 million, or 6%, compared with the same period in 2021, primarily due to an increase in personnel costs of $5 million.
Interest Expense, Net
In 2022, interest expense, net of interest income, decreased by $26 million compared with the same period in 2021, due to a $24 million decrease in interest expense primarily related to the impact of the adoption of ASU 2020-06 on the Convertible Notes. See Note 8, “Debt,” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details.

Management’s Discussion and Analysis
Income Tax Benefit
For the year ended December 31, 2022, we recognized an income tax benefit of $2 million, a decrease of $2 million compared with the same period in 2021. The resulting effective tax rate for the year ended December 31, 2022 was (13.1)% compared with 12.3% in 2021. For the year ended December 31, 2022, the favorable change to the effective tax rate was primarily due to the split of earnings and losses between jurisdictions. In 2022, we were in a pre-tax loss position in jurisdictions without valuation allowances and as such, recognized income tax benefit. However, as a result of income recognized in connection with our debt buy-back, we recognized pre-tax income in the U.S. This income resulted in nominal income tax expense in the U.S. due to the utilization of tax attributes and the valuation allowance position. For the years ended December 31, 2022 and 2021, the effective tax rates of (13.1)% and 12.3%, respectively, differed from the federal statutory rate of 21% in the U.S. primarily due to the valuation allowance recognized against federal and state deferred tax assets in the U.S.
Most of the permanent tax adjustments within our effective tax rate are offset by a valuation allowance. These adjustments include state taxes, federal research tax credits under Internal Revenue Code Section 41, equity compensation in the U.S. and other non-deductible expenditures in the U.S. Excluding the impact of the valuation allowance, we realize an estimated state effective tax rate of 4.3%. In addition, exclusive of the valuation allowance, we continue to generate income tax benefits in the current period related to income tax credits recognized for qualified research activities in the U.S. The applicable federal tax law and regulations define qualified research activities as research and development activities conducted in the U.S. that involve a process of experimentation designed to discover new information intended to develop a new or improved business component. Absent the valuation allowance, equity compensation also impacts the effective tax rate to the extent the income tax deduction exceeds or is below the related book expense, as required under ASC 718-740-35-2. Other U.S. non-deductible expenses that are offset by the valuation allowance consist primarily of non-deductible executive compensation under Internal Revenue Code 162(m).
Permanent tax adjustments within our effective tax rate that are not offset by the valuation allowance included minimum state taxes, foreign tax benefits and foreign rate differentials. As we continue to scale our international business, any changes to foreign business activity may impact our effective tax rate in the future.
We continue to expect recurring changes to the valuation allowance as deferred tax assets within the U.S. increase or decrease in subsequent periods. We will maintain a valuation allowance against all U.S. federal and state deferred tax assets until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized.
Comparison of the Years Ended December 31, 2021 and 2020
Revenue

	Year ended December 31,
	2021	2020	Change

	(Dollars in thousands)
Revenue	$490,907	$343,113	$147,794	43%

In 2021, our total revenue increased by $148 million, or 43%, compared with the same period in 2020. This growth was led by increases in our core voice, messaging and related surcharges, and phone number services of $71 million, $41 million, and $26 million, respectively. This growth was aided by a full year of revenue contribution from the acquisition of Voxbone in November 2020. We believe our revenue results were lowered by approximately $10.0 million in 2021 from lost transaction volume and customer credits due to the previously disclosed 2021 DDoS Attack.

Management’s Discussion and Analysis
Cost of Revenue and Gross Margin

	Year ended December 31,
	2021	2020	Change

	(Dollars in thousands)
Cost of revenue	$277,094	$189,203	$87,891	46%
Gross profit	$213,813	$153,910	$59,903	39%
Total gross margin	44%	45%
In 2021, total cost of revenue increased $88 million, compared with the same period in 2020. This growth was driven by higher cost of revenue in our messaging business and related surcharges, network related costs, and core voice of $33 million, $24 million, and $23 million, respectively. This growth was aided by a full year of cost of revenue contribution from the acquisition of Voxbone in November 2020.
In 2021, the combination of changes in total revenue and total cost of revenue yielded an increase in total gross profit of $60 million, or 39%, compared with the same period in 2020, driven by higher revenue and improved operating leverage. For the year ended December 31, 2021, total gross margin was 44.0% compared with 45.0% for the year ended December 31, 2020 and was impacted by higher pass-through messaging surcharges within total revenue.
Operating Expenses

	Year ended December 31,
	2021	2020	Change

	(Dollars in thousands)
Research and development	$69,505	$54,555	$14,950	27%
Sales and marketing	82,333	61,216	21,117	34%
General and administrative	64,212	51,644	12,568	24%
Total operating expenses	$216,050	$167,415	$48,635	29%
As a percentage of revenue, total operating expenses for the years ended December 31, 2021 and 2020, were 44% and 49%, respectively.
In 2021, research and development expenses increased by approximately $15 million, or 27%, compared with the same period in 2020. This increase was primarily due to increased personnel costs from greater numbers of employed staff of $10 million, which was driven by the acquisition of Voxbone in November 2020.
In 2021, sales and marketing expenses increased by $21 million, or 34%, compared with the same period in 2020, driven by the increase in sales personnel costs from a greater number of employed staff of $8 million from the acquisition of Voxbone in November 2020.
In 2021, general and administrative expenses increased by approximately $13 million, or 24%, compared with the same period in 2020, mainly from higher headcount costs of $14 million, driven by the acquisition of Voxbone in November 2020.
Interest Expense, Net
In 2021, interest expense, net of interest income increased by $15 million compared with the same period in 2020, due to a $12 million increase in interest expense related to the Convertible Notes and a $2 million decrease in interest income from the investment of follow-on equity offering proceeds. See Note 8, “Debt,” to the consolidated financial statements, for additional details.
Income Tax Benefit (Provision)

Management’s Discussion and Analysis
In 2021, income tax expense decreased by $19 million compared with the same period in 2020. The effective tax rate for the year ended December 31, 2021, was 12.3% compared with (51.8)% in the same period in 2020. The increase in our effective tax rate is primarily due to a change in the valuation allowance related to certain deferred tax assets.
Liquidity and Capital Resources
Our liquidity is provided by our cash flow from operations less expenditures for capital equipment, and supplemented by financing activities from time to time. Our cash flow from operations is driven by monthly payments from customers for communication services consumed during the period. Our primary uses of cash include operating costs, such as fees paid to other network service providers, network operations costs, personnel costs and facility expenses, as well as the purchase of property plant and equipment to support growth on our communications platform and the purchase of land for our new corporate headquarters.
On June 6, 2022, we entered into a credit agreement (the “Credit Agreement”) among us, as borrower, the lenders from time to time party thereto, and Silicon Valley Bank as administrative agent, issuing lender and swingline lender. The Credit Agreement provides for a $50 million revolving credit facility (the “Credit Facility”), including a $20 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $5 million. The Credit Facility matures on June 6, 2025. As of December 31, 2022, there were no borrowings under the Credit Facility.
Additionally, in the last three years we have supplemented our liquidity with proceeds from our issuance of the 2026 Convertible Notes and the 2028 Convertible Notes in February 2020 and March 2021, respectively. We used a majority of the proceeds from the issuance of our 2026 Convertible Notes to consummate the acquisition of Voxbone. On November 2, 2022, we repurchased $160 million of our 2026 Convertible Notes as further described in Note 8, “Debt,” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We may, at any time and from time to time, seek to retire or purchase our 2026 Notes or 2028 Notes through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
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
Our principal future commitments consist of (i) an aggregate of $490 million in Convertible Notes (see Note 8, “Debt” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for a discussion of the 2026 Convertible Notes and the 2028 Convertible Notes), (ii) a $496 million non-cancelable lease for our future office headquarters, which is anticipated to commence in mid-2023 and continue for an initial twenty (20) year term (the “Headquarters Lease”) (see Note 5, “Right-of-Use Asset and Lease Liabilities” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of our Headquarters Lease), (iii) $12 million in non-cancelable purchase obligations and future minimum payments under contracts to various service providers, and (iv) $17 million in future minimum rent payments for our current office space. See Note 12, “Commitments and Contingencies,” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for future lease commitments.

Management’s Discussion and Analysis
Statement of Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
	2022	2021	2020

	(In thousands)
Net cash provided by operating activities	$34,906	$40,803	$4,518
Net cash (used in) provided by investing activities	(133,449)	2,833	(455,085)
Net cash (used in) provided by financing activities	(120,005)	207,027	346,891
Effect of exchange rate changes on cash, cash equivalents and restricted cash	881	189	109
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(217,667)	$250,852	$(103,567)
Cash Flows from Operating Activities
In 2022, net cash provided by operating activities was $35 million and was generated by our aggregate results of $40 million during the period, net of non-cash items comprising depreciation and amortization, non-cash reduction to the right-of-use asset, amortization of debt discount and issuance costs, stock-based compensation, deferred tax expense and other and net gain on extinguishment of debt and a $14 million cash inflow from increased operating liabilities, partially offset by a net cash outflow from operating assets aggregating $19 million. The net gain on extinguishment of debt was a result of the repurchase of $160 million aggregate principal amount of the 2026 Convertible Notes. Within operating liabilities, the net cash provided as a result of higher accounts payable of $17 million during 2022 was primarily related to the timing and amounts of purchases of both services and tangible goods and their related payment arrangements. The cash provided as a result of higher accrued expenses and other liabilities of $3 million during 2022 primarily related to higher accruals for lease incentives and higher advanced billings. This was partially offset by a cash outflow related to the operating right-of-use liability of $8 million. Within operating assets, cash used as a result of higher accounts receivable of $13 million during 2022 was driven by higher unbilled receivables balances of $2 million arising from higher usage amounts in the last month of 2022 and $11 million from timing of collection of invoiced amounts. The cash used as a result of higher prepaid expenses and other assets of $6 million during 2022 was driven by higher VAT receivables and the timing of advance payments for software and other services.
In 2021, net cash provided by operating activities was $41 million consisting of net loss of $27 million adjusted for non-cash items of $76 million and offset by cash used by changes in operating assets and liabilities of $8 million. Cash used in operating assets and liabilities included an increase in accounts receivable of $7 million, a decrease in operating right-of-use liability of $6 million, and an increase in prepaid expenses and other assets of $7 million. Offsetting these cash use items in assets and liabilities was an increase in accrued expenses and other liabilities of $10 million, and an increase in accounts payable of $2 million. The non-cash items included depreciation and amortization expense of $37 million, amortization of debt discount and issuance costs of $27 million, stock-based compensation expense of $15 million, right-of-use asset amortization of $6 million, and loss on disposal of property, plant and equipment of $1 million, offset by a deferred tax benefit of $8 million.
In 2020, net cash provided by operating activities was $5 million consisting of net loss of $44 million adjusted for non-cash items of $62 million and offset by cash used changes in operating assets and liabilities of $13 million. Cash generated in operating assets and liabilities included an increase in accrued expenses and other liabilities of $14 million. Offsetting these cash generating items in assets and liabilities were an increase in accounts receivable of $19 million, a decrease in operating right-of-use liability of $5 million, and an increase in prepaid expenses and other assets of $4 million. The non-cash items included depreciation and amortization expense of $17

Management’s Discussion and Analysis
million, amortization of debt discount and issuance costs of $16 million, deferred tax expense of $14 million, stock-based compensation expenses of $10 million, and right-of-use amortization of $5 million.
Cash Flows from Investing Activities
In 2022, net cash used in investing activities was $133 million. Cash used in investing activities included the purchase of marketable securities of $180 million partially offset by proceeds from the sales and maturities of marketable securities of $109 million. Cash used for deposits for construction in progress and the purchase of property, plant and equipment, primarily for our Raleigh, NC headquarters, was $60 million.
In 2021, net cash provided by investing activities was $3 million. Cash provided by investing activities included proceeds from sales and maturities of other investments of $40 million, proceeds from the sale of land of $17 million, offset by the purchase of land of $30 million, purchase of property, plant and equipment of $21 million and capitalized internally developed software costs of $4 million.
In 2020, net cash used in investing activities was $455 million, mainly from the costs related to the Voxbone acquisition of $400 million, net of cash. In addition, cash used in investing activities was the purchase of other investments of $231 million, the purchase of property, plant and equipment of $12 million and capitalized internally developed software costs of $2 million, offset by the proceeds from sales and maturities of other investments of $191 million.
Cash Flows from Financing Activities
In 2022, net cash used in financing activities was $120 million, consisting primarily of $117 million net cash paid to repurchase $160 million aggregate principal amount of the 2026 Convertible Notes.
In 2021, net cash provided by financing activities was $207 million consisting primarily of $250 million in proceeds from the issuance of the 2028 Convertible Notes and $1 million in proceeds from the exercise of stock options, partially offset by $26 million in the purchase of the 2028 Capped Calls, $8 million in payments of debt issuance cost, $7 million in payment of holdback proceeds to former Voxbone shareholders, and $4 million in value of equity awards withheld for tax liabilities.
In 2020, net cash provided by financing activities was $347 million consisting primarily of $400 million in proceeds from the issuance of the 2026 Convertible Notes and $4 million in proceeds from the exercise of stock options, partially offset by $43 million in the purchase of the 2026 Capped Calls, $12 million in payments of debt issuances cost, and $2 million in value of equity awards withheld for tax liabilities.
Off-Balance Sheet Arrangements
With the acquisition of Voxbone, we have off-balance sheet agreements for short-term office leases in the amount of less than $1 million ending prior to December 31, 2023.

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
In our calculation of Non-GAAP gross profit and Non-GAAP gross margin, we eliminate the impact of depreciation and amortization, amortization of acquired intangible assets related to acquisitions, stock-based compensation, pass-through messaging surcharges, and all non-cash items, because we do not consider them indicative of our core operating performance. The exclusion of these items facilitates comparisons of our operating performance on a period-to-period basis. Management uses Non-GAAP gross profit and Non-GAAP gross margin to evaluate operating performance and to determine resource allocation among our various service offerings. We believe Non-GAAP gross profit and Non-GAAP gross margin provide useful information to investors and others to understand and evaluate our operating results in the same manner as our management and board of directors and allows for better comparison of financial results among our competitors. Non-GAAP gross profit and Non-GAAP gross margin may not be comparable to similarly titled measures of other companies because other companies may not calculate Non-GAAP gross profit and Non-GAAP gross margin or similarly titled measures in the same manner we do.

Management’s Discussion and Analysis

	Year ended December 31,
	2022	2021	2020

	(In thousands)
Gross Profit	$238,353	$213,813	$153,910
Gross Profit Margin %	42%	44%	45%
Depreciation	13,602	12,606	9,997
Amortization of acquired intangible assets	7,657	8,543	1,445
Stock-based compensation	404	364	306
Non-GAAP Gross Profit	$260,016	$235,326	$165,658
Non-GAAP Gross Margin % (1)	55%	52%	50%
________________________
(1) Calculated by dividing Non-GAAP gross profit by revenue less pass-through messaging surcharges of $99 million, $41 million, and $11 million in the years ended December 31, 2022, 2021 and 2020, respectively.
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
•net cost associated with early lease terminations and leases without economic benefit;
•(gain) loss on sale of business;
•net (gain) loss on extinguishment of debt;
•non-recurring items not indicative of ongoing operations and other; and
•estimated tax impact of above adjustments, net of valuation allowances
We calculate Non-GAAP basic and diluted shares by adding the weighted average of outstanding Series A redeemable convertible preferred stock, if any, to the weighted average number of outstanding basic and diluted shares, respectively. The tax-effect of Non-GAAP adjustments is determined by recalculating the tax provision on a Non-GAAP basis. When we have a valuation allowance recorded and no tax benefits will be recognized, the rate is considered to be zero.
We believe Non-GAAP net income is a meaningful measure because by removing certain non-cash and other expenses, we are able to evaluate our operating results in a manner we believe is more indicative of the current period’s performance. We believe the use of Non-GAAP net income may be helpful to investors because it provides consistency and comparability with past financial performance, facilitates period-to-period comparisons of results of operations and assists in comparisons with other companies, many of which may use similar Non-GAAP financial information to supplement their GAAP results. As a result of the adoption of ASU No. 2020-06 on January 1, 2022, we add back cash interest expense on the Convertible Notes, as if converted at the beginning of the period, if the impact is dilutive for the purposes of calculating diluted Non-GAAP net income or loss per Non-GAAP share.

Management’s Discussion and Analysis

	Year ended December 31,
	2022	2021	2020

	(In thousands, except share and per share amounts)
Net income (loss)	$19,570	$(27,362)	$(43,977)
Stock-based compensation	20,655	14,537	9,881
Amortization of acquired intangibles	17,180	19,119	3,666
Amortization of debt discount and issuance costs for convertible debt	2,977	26,672	15,565
Acquisition-related expenses	—	—	14,458
Gain on sale of business	(3,777)	—	—
Net gain on extinguishment of debt	(40,205)	—	—
Non-recurring items not indicative of ongoing operations and other (1)	1,992	832	334
Estimated tax effects of adjustments (2)	(3,396)	(8,087)	14,266
Non-GAAP net income	$14,996	$25,711	$14,193
Interest expense on Convertible Notes (3)	1,666	—	—
Numerator used to compute Non-GAAP diluted net income per share	$16,662	$25,711	$14,193

Net income (loss) per share
Basic	$0.77	$(1.09)	$(1.83)
Diluted	$(0.48)	$(1.09)	$(1.83)

Non-GAAP net income per Non-GAAP share
Basic	$0.59	$1.02	$0.59
Diluted	$0.54	$0.97	$0.55

Weighted average number of shares outstanding
Basic	25,282,796	25,090,916	24,092,574
Diluted	30,907,869	25,090,916	24,092,574

Non-GAAP basic shares	25,282,796	25,090,916	24,092,574
Convertible debt conversion	5,625,073	987,149	1,022,941
Stock options issued and outstanding	100,088	180,318	443,738
Nonvested RSUs outstanding	—	197,538	352,854
Non-GAAP diluted shares	31,007,957	26,455,921	25,912,107
________________________
(1) Non-recurring items not indicative of ongoing operations and other include $0.9 million of foreign currency losses on the settlement of intercompany borrowings, which were repatriated in conjunction with the repurchase of a portion of the 2026 Convertible Notes and $0.6 million of nonrecurring litigation expense for the year ended December 31, 2022, and $0.5 million, $0.8 million, and $0.3 million of losses on disposals of property, plant and equipment during the years ended December 31, 2022, 2021 and 2020, respectively.

Management’s Discussion and Analysis
(2) The estimated tax-effect of adjustments is determined by recalculating the tax provision on a Non-GAAP basis. The Non-GAAP effective income tax rate was 7.0%, 14.2%, and 5.0% for the years ended December 31, 2022, 2021 and 2020, respectively. For the year ended December 31, 2022, the Non-GAAP effective income tax rate differed from the federal statutory tax rate of 21% in the U.S. primarily due to research and development tax credits generated in 2022. For the years ended December 31, 2021 and 2020, these effective income tax rates differ from the federal statutory tax rate of 21% in the U.S. primarily due to the valuation allowance recognized against federal and state deferred tax assets in the U.S. We analyze the Non-GAAP valuation allowance position on a quarterly basis. In the fourth quarter of 2022, we removed the valuation allowance against all U.S. deferred tax assets for Non-GAAP purposes as a result of cumulative Non-GAAP U.S. income over the past three years and a significant depletion of net operating loss and tax credit carryforwards on a Non-GAAP basis. As of December 31, 2022, we have no valuation allowance against our remaining deferred tax assets for Non-GAAP purposes.
(3) Upon the adoption of ASU 2020-06, net income is increased for interest expense as part of the calculation for diluted Non-GAAP earnings per share. See Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details on the adoption of ASU 2020-06.

Adjusted EBITDA
We define Adjusted EBITDA as net income or losses from continuing operations, adjusted to reflect the addition or elimination of certain income statement items including, but not limited to:
•income tax (benefit) provision;
•interest (income) expense, net;
•depreciation and amortization expense;
•acquisition related expenses;
•stock-based compensation expense;
•impairment of intangible assets, if any;
•(gain) loss on sale of business;
•net cost associated with early lease terminations and leases without economic benefit;
•net (gain) loss on extinguishment of debt; and
•non-recurring items not indicative of ongoing operations and other

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

	Year ended December 31,
	2022	2021	2020

	(In thousands)
Net income (loss)	$19,570	$(27,362)	$(43,977)
Income tax (benefit) provision	(2,264)	(3,833)	15,005
Interest expense, net	3,048	28,784	13,672
Depreciation	18,419	17,523	13,137
Amortization	17,180	19,119	3,666
Acquisition-related expenses	—	—	14,458
Stock-based compensation	20,655	14,537	9,881
Gain on sale of business	(3,777)	—	—
Net gain on extinguishment of debt	(40,205)	—	—
Non-recurring items not indicative of ongoing operations and other (1)	1,992	832	334
Adjusted EBITDA	$34,618	$49,600	$26,176
________________________
(1) Non-recurring items not indicative of ongoing operations and other include $0.9 million of foreign currency losses on the settlement of intercompany borrowings, which were repatriated in conjunction with the repurchase of a portion of the 2026 Convertible Notes and $0.6 million of nonrecurring litigation expense for the year ended December 31, 2022, and $0.5 million, $0.8 million, and $0.3 million of losses on disposals of property, plant and equipment during the years ended December 31, 2022, 2021 and 2020, respectively.

Free Cash Flow
Free cash flow represents net cash provided by or used in operating activities less net cash used in the acquisition of property, plant and equipment and capitalized development costs of software for internal use. We believe free cash flow is a useful indicator of liquidity and provides information to management and investors about the amount of cash generated from our core operations that can be used to invest in our business. Free cash flow has certain limitations because it is subject to working capital timing, it does not represent the total increase or decrease in the cash balance for the period, it does not take into consideration investment in long-term securities, nor does it represent residual cash flows available for discretionary expenditures. Therefore, it is important to evaluate free cash flow along with our consolidated statements of cash flows.

	Year ended December 31,
	2022	2021	2020

	(In thousands)
Net cash provided by operating activities	$34,906	$40,803	$4,518
Net cash used in investing in capital assets (1) (2)	(45,416)	(37,167)	(14,592)
Free cash flow	$(10,510)	$3,636	$(10,074)
________________________
(1) Represents the acquisition cost of property, plant and equipment and capitalized development costs for software for internal use.
(2) Includes the net cash used from the purchase of land of $(30.0) million offset by the proceeds from the sale of land of $17.5 million from investing activities of the statement of cash flows for the year ended December 31, 2021.

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

Management’s Discussion and Analysis
Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of the aggregate fair value of consideration transferred in a business combination, over the fair value of assets acquired, net of liabilities assumed. Goodwill is not amortized, but is subject to an annual impairment test. We test goodwill for impairment annually on December 31 of each calendar year or more frequently if events or changes in business circumstances indicate the asset might be impaired. Goodwill is tested for impairment at the reporting unit level. In evaluating the recoverability of goodwill, we perform a qualitative analysis to determine whether events and circumstances exist that indicate that it is more likely than not that goodwill is impaired. The qualitative factors we consider include but are not limited to, macroeconomic conditions, industry and market conditions, company-specific events and changes in circumstances. We completed our annual goodwill impairment analysis in each of the years ended December 31, 2022, 2021 and 2020 and no impairment charges were recorded. As of December 31, 2022 goodwill was $326 million.
Long-Lived Assets
Long-lived assets, including intangible assets with definite lives, are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise.
We evaluate the recoverability of our long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of long-lived assets are measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. As of December 31, 2022, intangible assets, net of accumulated amortization, were $177 million, which consists primarily of client relationships, client contracts and developed technology. No indicators of impairment were identified for the years ended December 31, 2022, 2021 and 2020.
Internal-Use Software Development Costs
Internal-use software includes software that has been acquired, internally developed, or modified exclusively to meet the Company's needs. We capitalize qualifying internal-use software development costs that are incurred during the application development stage. Capitalization of costs begins when two criteria are met: (i) the preliminary project stage is completed and (ii) it is probable that the software will be completed and used for its intended function. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all significant testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality and expense costs incurred for maintenance and minor upgrades and enhancements. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred. As of December 31, 2022, software development costs, net of accumulated amortization, were $8 million.
Capitalized costs of platform and other software applications are included in property, plant and equipment. These costs are amortized over the estimated useful life of the software on a straight-line basis over three years, which is recorded in cost of revenue in the statement of operations. We evaluate the useful life of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
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

Management’s Discussion and Analysis
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
We conduct operations in many tax jurisdictions throughout the United States and globally. In many of these jurisdictions, non-income-based taxes and fees, such as sales and use taxes, Value Added Taxes (“VAT”), telecommunications taxes, and regulatory fees including those associated with (or potentially associated with) VoIP telephony services or 911 services, are assessed or may be assessed on our operations. We are subject to indirect taxes, and may be subject to certain other taxes and surcharges in some of these jurisdictions. We generally bill and collect from our customers these taxes and surcharges. We record a liability for tax collected from customers but not yet paid to the appropriate jurisdiction. In addition, we record a provision for non-income based taxes and fees in jurisdictions where it is both probable that liability has been incurred and the amount of the exposure can be reasonably estimated. As a result, we have recorded a liability of $8 million and $11 million as of December 31, 2022 and 2021, respectively, included in accrued expenses and other current liabilities. These estimates are based on several key assumptions, including the taxability of our services, the jurisdictions in which we believe we have nexus and the sourcing of revenue to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, our actual exposure could differ materially from our current estimates.

Recently Issued Accounting Guidance
See Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a summary of recently adopted accounting standards and recent accounting pronouncements not yet adopted.

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
Interest Rate Risk
Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents of $114 million and marketable securities of $71 million as of December 31, 2022, which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of interest bearing checking and direct deposit accounts, and money market accounts. Marketable securities consist of corporate debt securities, U.S. treasury securities, and commercial paper not otherwise classified as cash equivalents.
Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short‑term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates would not have had a material impact on our financial results included elsewhere in this Annual Report on Form 10-K.
On June 6, 2022, we entered into the Credit Agreement, which provides for a $50 million Credit Facility. Interest on borrowings accrues at an annual rate tied to a base rate or the Secured Overnight Financing Rate (“SOFR”), at our election. Loans based on SOFR bear interest at a rate equal to SOFR plus an applicable margin between 1.50% and 2.00% depending upon our consolidated adjusted quick ratio for the immediately preceding quarter and loans based on the base rate bear interest at a rate equal to the base rate plus an applicable margin between 0.50% and 1.00% depending upon our consolidated adjusted quick ratio for the immediately preceding quarter. As a result, we are exposed to interest rate risk as we make draws on the Credit Facility. As of December 31, 2022, there were no outstanding borrowings.
In February 2020 and March 2021, we issued $400 million and $250 million aggregate principal amount of the 2026 Convertible Notes and the 2028 Convertible Notes, respectively. On November 2, 2022, we repurchased $160 million of our 2026 Convertible Notes as further described in Note 8, “Debt,” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. As the Convertible Notes have a fixed annual interest rate, we have no financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change. Additionally, the fair value can be affected when the market price of our common stock fluctuates. We carry the Convertible Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.

Foreign Currency Risk
The functional currencies of our foreign subsidiaries are the respective local currencies of the jurisdictions in which they operate, which are primarily the Euro and the British Pound. Approximately 10% of our total revenue was generated outside the United States for the year ended December 31, 2022. The majority of our revenues and operating expenses are denominated in U.S. dollars, and therefore are not currently subject to significant foreign currency risk. Our subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the year. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive loss within stockholders’ equity. Gains or losses due to transactions in foreign currencies are included in other income (expense), net in our consolidated statements of operations. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currencies result in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decrease if the U.S. dollar strengthens against foreign currencies. A hypothetical 10% adverse change in foreign currency exchange rates would have adversely impacted our net income for the year ended December 31, 2022 by approximately $2.4 million.

Item 8. Financial Statements and Supplementary Data

BANDWIDTH INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Bandwidth Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bandwidth Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2023 expressed an unqualified opinion thereon.
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

Revenue Recognition

Description of the Matter
As discussed in Note 2, the Company recognizes revenue from the sale of communications services offered through software solutions, which are generally derived from usage and monthly service fees. Usage revenue includes voice communication (primarily driven by inbound minutes, outbound minutes and toll-free minutes) and messaging communication (driven by the number of messages) that traverse the platform and network. Revenue for these services is recognized in the period the usage occurs. Monthly service fees include the provisioning and management of phone numbers and emergency services access, which is recognized on a ratable basis as the service is provided, which is typically one month.
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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls that address the risks of material misstatement relating to the measurement and occurrence of revenue. This included involvement of audit professionals with significant experience in the use of information technology (IT) to support business operations and related controls. With the involvement of our IT professionals, we identified the significant systems used to capture and process voice usage, phone number services, emergency services access, and messaging volume, and tested the IT general controls over those systems, including testing of user access and change management controls. In addition, our audit procedures included testing of other manual reconciliation and analytical review controls designed to determine the accuracy and completeness of data processed and transferred across multiple platforms in connection with the recognition of revenue for voice and messaging usage, the quantity of phone numbers in service, and the quantity of phone numbers with emergency services access during the period.
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
February 23, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Bandwidth Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Bandwidth Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Bandwidth Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 23, 2023 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Raleigh, North Carolina
February 23, 2023

BANDWIDTH INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$113,641	$331,453
Restricted cash	981	836
Marketable securities	71,231	—
Accounts receivable, net of allowance for doubtful accounts	74,465	61,572
Deferred costs	3,566	3,204
Prepaid expenses and other current assets	15,724	15,820
Total current assets	279,608	412,885
Property, plant and equipment, net	99,753	69,604
Operating right-of-use asset, net	9,993	14,061
Intangible assets, net	177,370	211,217
Deferred costs, non-current	4,938	4,676
Other long-term assets	31,251	8,673
Goodwill	326,405	344,423
Total assets	$929,318	$1,065,539
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,750	$9,142
Accrued expenses and other current liabilities	62,577	65,921
Current portion of deferred revenue	7,181	6,248
Advanced billings	10,049	6,380
Operating lease liability, current	7,450	5,807
Total current liabilities	114,007	93,498
Other liabilities	11,176	6,018
Operating lease liability, net of current portion	4,640	10,958
Deferred revenue, net of current portion	8,306	7,634
Deferred tax liability	38,466	48,396
Convertible senior notes	480,546	486,440
Total liabilities	657,141	652,944
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued	—	—
Class A voting common stock; $0.001 par value; 100,000,000 shares authorized as of December 31, 2022 and 2021; 23,379,000 and 23,177,988 shares issued and outstanding as of December 31, 2022 and 2021, respectively	23	23
Class B voting common stock, $0.001 par value; 20,000,000 shares authorized as of December 31, 2022 and 2021; 1,965,170 shares issued and outstanding as of December 31, 2022 and 2021	2	2
Additional paid-in capital	364,913	502,477
Accumulated deficit	(48,547)	(76,867)
Accumulated other comprehensive loss	(44,214)	(13,040)
Total stockholders’ equity	272,177	412,595
Total liabilities and stockholders’ equity	$929,318	$1,065,539
See accompanying notes.

BANDWIDTH INC.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year ended December 31,
	2022	2021	2020

Revenue	$573,152	$490,907	$343,113
Cost of revenue	334,799	277,094	189,203

Gross profit	238,353	213,813	153,910
Operating expenses:
Research and development	97,990	69,505	54,555
Sales and marketing	96,658	82,333	61,216
General and administrative	68,029	64,212	51,644
Total operating expenses	262,677	216,050	167,415

Operating loss	(24,324)	(2,237)	(13,505)
Other income (expense), net:
Net gain on extinguishment of debt	40,205	—	—
Interest expense, net	(3,048)	(28,784)	(13,672)
Other income (expense), net	4,473	(174)	(1,795)
Total other income (expense), net	41,630	(28,958)	(15,467)

Income (loss) before income taxes	17,306	(31,195)	(28,972)
Income tax benefit (provision)	2,264	3,833	(15,005)
Net income (loss)	$19,570	$(27,362)	$(43,977)
Earnings per share:
Net income (loss) per share:
Basic	$0.77	$(1.09)	$(1.83)
Diluted	$(0.48)	$(1.09)	$(1.83)

Numerator used to compute net income (loss) per share:
Basic	$19,570	$(27,362)	$(43,977)
Diluted	$(14,897)	$(27,362)	$(43,977)

Weighted average number of common shares outstanding:
Basic	25,282,796	25,090,916	24,092,574
Diluted	30,907,869	25,090,916	24,092,574
See accompanying notes.

BANDWIDTH INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year ended December 31,
	2022	2021	2020
Net income (loss)	$19,570	$(27,362)	$(43,977)
Other comprehensive (loss) income
Unrealized gain on marketable securities, net	314	—	—
Foreign currency translation	(31,855)	(41,150)	27,900
Unrealized gain on employee benefit plan, net	367	169	—
Total other comprehensive (loss) income	(31,174)	(40,981)	27,900
Total comprehensive loss	$(11,604)	$(68,343)	$(16,077)

See accompanying notes.

BANDWIDTH INC.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)

	Class A voting common stock		Class B voting common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2019	18,584,478	$19	4,927,401	$5	$275,553	$41	$(5,528)	$270,090
Issuance of debt conversion option	—	—	—	—	104,553	—	—	104,553
Debt conversion option issuance costs, net of tax	—	—	—	—	(3,742)	—	—	(3,742)
Capped call option purchase price	—	—	—	—	(43,320)	—	—	(43,320)
Exercises of vested stock options	593,084	1	—	—	4,075	—	—	4,076
Vesting of restricted stock units	161,067	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(20,295)	—	—	—	(1,916)	—	—	(1,916)
Conversion of Class B voting common stock to Class A voting common stock	2,431,276	1	(2,431,276)	(3)	—	—	—	(2)
Equity consideration for Voxbone acquisition	663,394	1	—	—	106,379	—	—	106,380
Foreign currency translation	—	—	—	—	—	27,900	—	27,900
Stock based compensation	—	—	—	—	9,881	—	—	9,881
Net loss	—	—	—	—	—	—	(43,977)	(43,977)
Balance at December 31, 2020	22,413,004	22	2,496,125	2	451,463	27,941	(49,505)	429,923
Issuance of debt conversion option	—	—	—	—	66,908	—	—	66,908
Debt conversion option issuance costs, net of tax	—	—	—	—	(2,019)	—	—	(2,019)
Capped call option purchase price	—	—	—	—	(25,500)	—	—	(25,500)
Exercises of vested stock options	73,985	—	—	—	923	—	—	923
Vesting of restricted stock units	186,502	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(26,458)	—	—	—	(3,835)	—	—	(3,835)
Conversion of Class B voting common stock to Class A voting common stock	530,955	1	(530,955)	—	—	—	—	1
Foreign currency translation	—	—	—	—	—	(41,150)	—	(41,150)
Unrealized gain on employee benefit pension plan	—	—	—	—	—	169	—	169
Stock-based compensation	—	—	—	—	14,537	—	—	14,537
Net loss	—	—	—	—	—	—	(27,362)	(27,362)
Balance at December 31, 2021	23,177,988	23	1,965,170	2	502,477	(13,040)	(76,867)	412,595
Exercises of vested stock options	20,468	—	—	—	163	—	—	163
Vesting of restricted stock units	231,234	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(50,690)	—	—	—	(2,134)	—	—	(2,134)
Adjustment to opening retained earnings due to adoption of ASU 2020-06	—	—	—	—	(156,248)	—	8,750	(147,498)
Unrealized gain on marketable securities	—	—	—	—	—	314	—	314
Foreign currency translation	—	—	—	—	—	(31,855)	—	(31,855)
Unrealized gain on employee benefit pension plan	—	—	—	—	—	367	—	367

BANDWIDTH INC.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)

	Class A voting common stock		Class B voting common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount

Stock-based compensation	—	—	—	—	20,655	—	—	20,655
Net income	—	—	—	—	—	—	19,570	19,570
Balance at December 31, 2022	23,379,000	$23	1,965,170	$2	$364,913	$(44,214)	$(48,547)	$272,177
See accompanying notes.

BANDWIDTH INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$19,570	$(27,362)	$(43,977)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	35,599	36,642	16,803
Non-cash reduction to the right-of-use asset	6,977	5,722	4,812
Amortization of debt discount and issuance costs	3,082	26,754	15,647
Stock-based compensation	20,655	14,537	9,881
Deferred taxes and other	(5,557)	(7,486)	14,600
Net gain on extinguishment of debt	(40,205)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(13,341)	(6,711)	(18,832)
Prepaid expenses and other assets	(5,795)	(6,751)	(3,823)
Accounts payable	17,210	1,992	315
Accrued expenses and other liabilities	4,291	9,693	14,393
Operating right-of-use liability	(7,580)	(6,227)	(5,301)
Net cash provided by operating activities	34,906	40,803	4,518
Cash flows from investing activities
Purchase of property, plant and equipment	(41,661)	(17,686)	(12,273)
Deposits for construction in progress	(18,674)	(3,000)	—
Capitalized software development costs	(3,755)	(3,926)	(2,319)
Purchase of land	—	(30,017)	—
Proceeds from sale of land	—	17,462	—
Purchase of marketable securities	(179,598)	—	—
Proceeds from sales and maturities of marketable securities	108,681	—	—
Purchase of other investments	—	—	(230,780)
Proceeds from sales and maturities of other investments	—	40,000	190,780
Proceeds from sale of business	1,558	—	—
Acquisition, net of cash acquired	—	—	(400,493)
Net cash (used in) provided by investing activities	(133,449)	2,833	(455,085)
Cash flows from financing activities
Payments on finance leases	(190)	(212)	(28)
Proceeds from issuance of convertible senior notes	—	250,000	400,000
Net cash paid for debt extinguishment	(117,286)	—	—
Purchase of Capped Call	—	(25,500)	(43,320)
Payment of Acquisition holdback	—	(6,689)	—
Payment of debt issuance costs	(553)	(7,544)	(11,990)
Proceeds from exercises of stock options	163	926	4,073
Value of equity awards withheld for tax liabilities	(2,139)	(3,954)	(1,844)
Net cash (used in) provided by financing activities	(120,005)	207,027	346,891
Effect of exchange rate changes on cash, cash equivalents and restricted cash	881	189	109
Net (decrease) increase in cash, cash equivalents, and restricted cash	(217,667)	250,852	(103,567)
Cash, cash equivalents, and restricted cash, beginning of period	332,289	81,437	185,004
Cash, cash equivalents, and restricted cash, end of period	$114,622	$332,289	$81,437

BANDWIDTH INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2022	2021	2020

Supplemental disclosure of cash flow information
Cash paid for interest	$18	$1,476	$579
Cash paid for taxes	$3,932	$1,999	$454
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,421	$526	$3,105
Property, plant and equipment obtained in exchange for new finance lease liabilities	$—	$—	$462

Supplemental disclosure of noncash investing and financing activities
Purchase of property, plant and equipment, accrued but not paid	$1,741	$3,760	$6,043
Lease incentive	$5,791	$4,677	$—
Value of common stock issued in acquisition	$—	$—	$106,379
Acquisition holdback	$—	$—	$8,595
Equity awards withheld for tax liabilities, accrued but not paid	$121	$127	$247
Unrealized gain on marketable securities, accrued but not realized	$314	$—	$—
Acquisition of equipment through finance leases	$147	$160	$113
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
As a result of certain changes in the Company’s business during the quarter ended March 31, 2022, the Company re-evaluated its segment reporting and determined that one segment was appropriate, rather than the previously reported segments comprising “CPaaS” and “Other”. The primary drivers for this change were the Company’s strategic alignment of its operating departments and the sale of legacy assets. All previously reported segment information has been recast to conform with the one segment structure.

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
All periods presented have been conformed to the current definitions of cost of revenue, research and development, sales and marketing, and general and administrative expenses. There was no impact to revenue or net income for any periods presented due to the change in presentation. The consolidated balance sheets, consolidated statements of changes in stockholders’ equity and consolidated statements of cash flows are not affected by these changes.

Notes to Consolidated Financial Statements (continued)
The following is a comparison of the change in costs to the prior period:

	Year ended December 31, 2021		Year ended December 31, 2020
	As reported	As previously reported	As reported	As previously reported

	(In thousands)
Statement of Operations
Cost of revenue	$277,094	$272,384	$189,203	$185,252
Research and development	69,505	55,173	54,555	42,059
Sales and marketing	82,333	51,817	61,216	40,552
General and administrative	64,212	113,770	51,644	88,755
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
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the amounts reported in these financial statements and accompanying notes. These estimates in the consolidated financial statements include, but are not limited to, allowance for doubtful accounts, reserve for expected credit losses, reserve for sales credits, recoverability of long lived and intangible assets, fair value of acquired intangible assets and goodwill, discount rates used in the valuation of right-of-use assets and lease liabilities, the fair value of the liability and equity components of the Company’s Convertible Notes (as defined herein), estimated period of benefit, valuation allowances on deferred tax assets, certain accrued expenses and contingencies, economic and demographic actuarial assumptions related to pension and other postretirement benefit costs and liabilities. Although the Company believes that the estimates it uses are reasonable, due to the inherent uncertainty involved in making these estimates, actual results reported in future periods could differ from those estimates.
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

Notes to Consolidated Financial Statements (continued)
Nature of Products and Services
Revenue consists primarily of the sale of communications services offered through Application Programming Interface (“API”) software solutions to large enterprise, as well as small and medium-sized business, customers and is generally derived from usage and service fees. Usage revenue includes voice communication (primarily driven by inbound minutes, outbound minutes and toll-free minutes) and messaging communication (driven by the number of messages) that traverse the platform and network. Service fees include the provision and management of phone numbers and emergency services access.
The majority of the Company’s revenue is generated from reoccurring fees earned from customers accessing and using the Company’s communications platform. Access to the Company’s communication platform is considered a series of distinct services with continuous transfer of control to the customer, comprising one performance obligation. Reoccurring fees are recognized in revenue in the period the traffic traverses the Company’s network. For the years ended December 31, 2022, 2021 and 2020, the revenue from reoccurring fees represented $445.7 million, $392.5 million, and $260.6 million of total revenue, respectively.
Revenue from recurring fees is recognized on a ratable basis as the service is provided, which is typically one month. For the years ended December 31, 2022, 2021 and 2020, the revenue from recurring fees represented $116.9 million, $91.1 million and $76.5 million of total revenue, respectively.
The remaining $10.6 million, $7.3 million, and $6.0 million of revenue for the years ended December 31, 2022, 2021 and 2020, respectively, are generated from other miscellaneous services.
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

Notes to Consolidated Financial Statements (continued)
Contract Assets and Liabilities
The following table provides information about receivables and contract liabilities from contracts with customers:

	As of December 31,
	2022	2021

	(In thousands)
Receivables (1)	$74,465	$61,572
Contract liabilities (2)	15,487	13,882
________________________
(1) Included in accounts receivable, net of allowance for doubtful accounts on the consolidated balance sheets.
(2) Included in current portion of deferred revenue and deferred revenue, net of current portion on the consolidated balance sheets.
Deferred revenue is recorded when cash payments are received in advance of future usage on contracts. Revenue is typically recognized in the following month when service is rendered or, in the case of nonrefundable upfront fees, over the estimated period of benefit from the date the fee is incurred by the customer. Customer refundable payments are recorded as advanced billings. During the year ended December 31, 2022, the Company recognized revenue of $5.7 million related to contract liabilities recorded at the beginning of the year. The Company expects to recognize $7.2 million in revenue over the next 12 months related to its contract liabilities as of December 31, 2022.
Cost of Revenue
Cost of revenue consists of fees paid to other network service providers, network operations costs, personnel costs, allocated costs of facilities and information technology, amortization of acquired technology intangibles and depreciation.
Fees paid to other network service providers arise when the Company purchases services such as minutes of use, phone numbers, messages, porting of customer numbers and network circuits.
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
Operating Expenses
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

Notes to Consolidated Financial Statements (continued)
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
Marketable Securities
The Company’s marketable securities consist of time deposits, U.S. treasury debt securities, commercial paper, and corporate debt securities. The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. The Company may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies investments with maturities greater than 90 days as marketable securities in the accompanying consolidated balance sheets. Available-for-sale securities are recorded at fair value at the end of each reporting period. Unrealized gains and losses are excluded from earnings and recorded as a separate component within accumulated other comprehensive loss on the consolidated balance sheets until realized. Interest income is reported within other income (expense), net on the consolidated statements of operations. The Company evaluates its investments to assess whether the amortized cost basis is in excess of estimated fair value and determines what amount of that difference, if any, is caused by expected credit losses. Allowance for credit losses are recognized as a charge in other income (expense), net on the consolidated statements of operations, and any remaining unrealized losses are included in accumulated other comprehensive loss on the consolidated balance sheets. Due to the nature and investment grade of the Company’s marketable securities, there were no credit losses recorded for the year ended December 31, 2022. There have been no impairment charges for any unrealized losses during the period. The Company determines realized gains and losses on the sale of marketable securities using the specific identification method and records such gains and losses in other income (expense), net on the consolidated statements of operations.
Accounts Receivable and Current Expected Credit Losses
Accounts receivable are stated at realizable value, net of allowances, which includes an allowance for doubtful accounts and a reserve for expected credit losses. The allowance for doubtful accounts is based on management’s assessment of the collectability of its customer accounts. The Company regularly reviews the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, current economic trends, and reasonable and supportable forecasts about the future. Relevant risk

Notes to Consolidated Financial Statements (continued)
characteristics include customer size and historical loss patterns. Management has evaluated the expected credit losses related to trade accounts receivable and determined that allowances of approximately $1.2 million and $1.7 million for uncollectible accounts and customer balances that are disputed were required as of December 31, 2022 and 2021, respectively. Refer to Note 4, “Financial Statement Components” to these consolidated financial statements, for a rollforward of the components of the allowances as of December 31, 2022 and 2021.
The Company includes unbilled receivables in its accounts receivable balance. Generally, these receivables represent earned revenue from services provided to customers, which will be billed in the next billing cycle. All amounts are considered collectible and billable. As of December 31, 2022 and 2021, unbilled receivables were $33.9 million and $31.8 million, respectively.
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
With regard to customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As of December 31, 2022, no individual customer represented more than 10% of the Company’s accounts receivable, net of allowance for doubtful accounts. As of December 31, 2021, one individual customer represented approximately 10% of the Company’s accounts receivable, net of allowance for doubtful accounts.
For the years ended December 31, 2022, 2021 and 2020, no individual customer represented more than 10% of the Company’s revenue.
Property, Plant and Equipment, net
Property, plant and equipment, net is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of those assets as follows:

Computer hardware and software	1 to 7 years
Internal-use software development costs	4 to 7 years
Furniture and fixtures	2 to 5 years
Land	Indefinite
Leasehold improvements	Shorter of the estimated lease term or 4 to 7 years
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

Notes to Consolidated Financial Statements (continued)
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
Capitalized costs of platform and other software applications are included in property, plant and equipment, net. These costs are amortized over the estimated useful life of the software on a straight-line basis over four to seven years. Management evaluates the useful life of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
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
Amortization of Intangibles
Intangible assets determinable economic lives are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful life of each asset on a straight-line basis. The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors the Company considers when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company's long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset and other economic factors, including competition and specific market conditions. Intangible assets without determinable economic lives are carried at cost, not amortized and reviewed for impairment at least annually. Refer to Note 7, “Goodwill and Intangible Assets” to these consolidated financial statements, for the useful lives of the Company's intangible assets as of December 31, 2022 and 2021.
Goodwill
In accordance with Accounting Standards Codification 350, “Intangibles - Goodwill and Other” (“ASC 350”), goodwill is not amortized, but rather is reviewed for impairment at the reporting unit level on the last day of the Company’s fourth quarter of each fiscal year, or when there is evidence that events or changes in circumstances indicate that the fair value of the reporting unit is less than the carrying amount of the reporting unit, including goodwill.
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
As of December 31, 2022, the Company completed its annual qualitative assessment under ASC 350 to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of its reporting unit was less than its respective carrying value. The Company concluded that based on the

Notes to Consolidated Financial Statements (continued)
relevant events and circumstances, it was more likely than not that the reporting unit’s fair value exceeded its related carrying value and therefore no quantitative assessment was required. No goodwill impairment charges were recorded for the years ended December 31, 2022, 2021 and 2020.
Impairment of Long-Lived Assets
The Company evaluates long-lived assets, including property, plant and equipment and definite lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If such evaluation indicates that the carrying amount of the asset or the asset group is not recoverable, any impairment loss would be equal to the amount the carrying value exceeds the fair value.
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
On November 2, 2020, the Company acquired all shares of Voice Topco Limited through a Share Purchase Agreement (“SPA”). During the year ended December 31, 2021, the Company made measurement period adjustments to reflect facts and circumstances in existence as of October 31, 2020, the effective date of the SPA (the “Effective Date”). The adjustments primarily related to certain state and local tax liabilities as well as an adjustment related to the finalization of the net working capital adjustment, which were not reasonably estimable at the Effective Date and consisted of a $1.0 million increase to goodwill and $1.0 million increase to accrued expense and other current liabilities. Additionally in 2021 and in accordance with the SPA, the Company paid the selling stockholders $7.6 million, which included $7.4 million of the amount held in escrow as a holdback amount and $0.2 million in interest earned from the escrow.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs totaled $1.5 million, $1.8 million and $1.6 million for the years ended December 31, 2022, 2021 and 2020, respectively, which are included in sales and marketing expenses in the accompanying consolidated statements of operations.
Commissions
Commissions consist of variable compensation earned by sales personnel and third-party resellers. Sales commissions associated with the acquisition of a new customer contract are paid over time, based on monthly revenues, and are recognized as sales and marketing expense in the period incurred.
Stock-Based Compensation
The Company accounts for stock-based compensation expense related to all stock-based awards based on the fair value of the award on the grant date. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, which is generally three or four years. The fair value of the restricted stock units is determined using the fair value of the Company’s Class A common stock on the date of grant. The Company uses the Black-Scholes option pricing model, net of estimated forfeitures, to measure the fair value of its stock options.

Notes to Consolidated Financial Statements (continued)
The Company has elected to estimate expected forfeitures, and, as such, the Company must also determine a forfeiture rate to calculate the stock-based compensation expense for awards. Through December 31, 2022, the Company recognized compensation expense for only the portion of restricted stock units expected to vest using an estimated forfeiture rate that was derived from historical employee termination behavior. As of December 31, 2022, all outstanding stock options are fully vested.
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
Operating Segments
Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to make operating decisions, allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer, who evaluates the Company's financial information on a consolidated basis. Accordingly, the Company has determined that it operates in one operating segment.
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
All of the assets and liabilities of these subsidiaries are translated to U.S. dollars at the exchange rate in effect at the balance sheet date, and equity accounts are translated at historical exchange rates. Revenue and expenses are translated at average exchange rates in effect during each reporting period. The net effect of currency

Notes to Consolidated Financial Statements (continued)
translation adjustments is included in shareholder’s equity as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheets.
Foreign currency transaction gains and losses are realized upon cash settlement of transactions denominated in currencies others than the functional currency. They result from exchange rate changes during the period of time between the consummation and cash settlement of such transactions. When realized, foreign currency transaction gains and losses are recognized in current period earnings as incurred. The Company recorded $0.2 million in related gains during the year ended December 31, 2022 and less than $0.1 million in related losses in each of the years ended December 31, 2021 and 2020 included in other income (expense), net in the Company's consolidated statements of operations.
Unrealized gains and losses result from the process of remeasuring foreign currency assets and liabilities into the appropriate functional currency at exchange rates in place as of the reporting date. Unrealized gains and losses are reported net in foreign currency translation on the accompanying consolidated statements of comprehensive loss.
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
Comprehensive Loss
The Company has elected to present comprehensive loss and its components as a separate financial statement. Comprehensive income refers to net income and other revenue, expenses, gains and losses that, under

Notes to Consolidated Financial Statements (continued)
generally accepted accounting principles, are recorded as an element of stockholders’ equity but are excluded from the calculation of net income.
Recently Adopted Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which is intended to address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and enhances information transparency by making targeted improvements to the disclosures for convertible instruments and EPS guidance on the basis of feedback from financial statement users. ASU 2020-06 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption was permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted the new guidance on January 1, 2022 using the modified retrospective approach resulting in decreases in accumulated deficit of $8.8 million, additional paid in capital of $156.2 million, and deferred tax liability of $1.0 million. The Company also recorded an increase in the Convertible Notes balance of $148.4 million as a result of the reversal of the separation of the convertible debt between debt and equity. The adoption of this standard decreased the amount of non-cash interest expense to be recognized in current and future periods as a result of eliminating the discount associated with the equity component. For the year ended December 31, 2022, the combined interest expense of the Convertible Notes was $27.5 million lower upon the adoption of ASU 2020-06. The number of diluted shares increased as a result of transitioning from the treasury stock method to the as-if converted method which impacted the earnings per share for the year ended December 31, 2022. The transition did not impact the years ended December 31, 2021 and 2020, as the Company incurred a net loss in both reporting periods.
In May 2021, the FASB issued Accounting Standards Update 2021-04, Earnings Per Share (Topic 260), Debt —Modifications and Extinguishments (Subtopic 470-50), Compensation--Stock Compensation (Topic 718), and Derivatives and Hedging--Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2021-04”), which is intended to provide clarity surrounding the treatment for a modification or an exchange of a freestanding equity-classified written call option. The amendments also provide guidance for the recognition and measurement of earnings-per-share (“EPS”) for certain modifications or exchanges of freestanding equity-classified written call options for entities that present EPS. The amendments do not affect a holder’s accounting for freestanding call options. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption was permitted, including adoption in an interim period. The Company adopted the new guidance on January 1, 2022. The Company did not have any modifications or exchanges of freestanding written call options classified in equity during the reporting period and therefore did not have an impact on its financial statements.
Recent Accounting Pronouncements Not Yet Adopted
The Company did not have any applicable recent accounting pronouncements not yet adopted.

3. Fair Value Measurements
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value as of December 31, 2022 and 2021 because of the relatively short duration of these instruments. Marketable securities consist of time deposits, corporate debt securities, U.S. treasury securities, and commercial paper not otherwise classified as cash equivalents. All marketable securities are considered to be available-for-sale and are recorded at their estimated fair values. Unrealized gain and losses for available-for-sale securities are recorded in other comprehensive loss.

Notes to Consolidated Financial Statements (continued)
The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period.
The following tables summarize the assets measured at fair value as of December 31, 2022 and 2021:

	Amortized cost or carrying value	Unrealized gains	Unrealized losses	Fair value measurements on a recurring basis December 31, 2022
				Level 1	Level 2	Level 3	Total

	(In thousands)
Financial assets:
Cash and cash equivalents:
Money market account	$36,728	$—	$—	$36,728	$—	$—	$36,728
Commercial paper	28,254	—	—	28,254	—	—	28,254
Total included in cash and cash equivalents	$64,982	$—	$—	$64,982	$—	$—	$64,982
Marketable securities:
Time deposits	$6,645	$—	$(15)	$6,630	$—	$—	$6,630
U.S. treasury securities	14,718	74	—	14,792	—	—	14,792
Corporate debt securities	23,412	—	(97)	—	23,315	—	23,315
Commercial paper	26,142	352	—	26,494	—	—	26,494
Total marketable securities	$70,917	$426	$(112)	$47,916	$23,315	$—	$71,231
Total financial assets	$135,899	$426	$(112)	$112,898	$23,315	$—	$136,213

	Fair value measurements on a recurring basis December 31, 2021
	Level 1	Level 2	Level 3	Total

	(In thousands)
Financial assets:
Cash and cash equivalents:
Money market account	$241,157	$—	$—	$241,157
Total financial assets	$241,157	$—	$—	$241,157
The Company classifies its marketable securities as current assets as they are available for current operating needs. The following table summarizes the contractual maturities of marketable securities as of December 31, 2022:

	Amortized cost	Aggregate fair value

	(In thousands)
Financial assets:
Less than one year	$70,917	$71,231
Total	$70,917	$71,231
As of December 31, 2022, the marketable securities were in an unrealized gain position. The Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. As of December 31, 2022, the Company anticipates that it will recover the entire amortized cost basis of its marketable securities before maturity.

Notes to Consolidated Financial Statements (continued)
During the year ended December 31, 2022, there were $74.3 million in maturities of marketable securities. There were no maturities in marketable securities during the years ended December 31, 2021 and 2020.
Proceeds from sales of marketable securities were $34.4 million for the year ended December 31, 2022. There were no sales in marketable securities during the years ended December 31, 2021 and 2020.
Interest earned on marketable securities was $1.2 million for the year ended December 31, 2022. There was no interest earned on marketable securities during the years ended December 31, 2021 and 2020. The interest is recorded in other income (expense), net, on the accompanying consolidated statements of operations. As of December 31, 2022, the accrued interest receivable, net of allowance for credit losses, was $0.3 million. Accrued interest receivable is recorded in prepaid expenses and other current assets on the accompanying consolidated balance sheet.
As of December 31, 2022, the fair value of the 2026 Convertible Notes and 2028 Convertible Notes, as further described in Note 8, “Debt,” to these consolidated financial statements, was approximately $180.9 million and $156.5 million, respectively. As of December 31, 2021, the fair value of the 2026 Convertible Notes and the 2028 Convertible Notes was approximately $427.1 million and $194.2 million, respectively. The fair value was determined based on the closing price for the Convertible Notes on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
As of the years ended December 31, 2022 and 2021, the fair value of the Pension Plan’s assets, as further described in Note 13, “Employee Benefit Plans,” to these consolidated financial statements, was approximately $3.2 million and $3.0 million, respectively. The fair value was determined by an independent actuary and is considered as Level 2 in the fair value hierarchy.
The Company monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2022 and 2021.
The money market account is included in cash and cash equivalents in the consolidated balance sheets as of December 31, 2022 and 2021.

4. Financial Statement Components
Accounts receivable, net of allowances consist of the following:

	As of December 31,
	2022	2021

	(In thousands)
Trade accounts receivable	$40,332	$31,036
Unbilled accounts receivable	33,863	31,786
Allowance for doubtful accounts and reserve for expected credit losses	(1,191)	(1,661)
Other accounts receivable	1,461	411
Total accounts receivable, net	$74,465	$61,572

Notes to Consolidated Financial Statements (continued)
Components of allowance for doubtful accounts and reserve for expected credit losses are as follows:

	Year ended December 31,
	2022	2021

	(In thousands)
Allowance for doubtful accounts:
Balance, beginning of period	$(1,661)	$(1,203)
Charged to bad debt expense, net of reversals	(543)	(913)
Deductions (1)	983	416
Impact of foreign currency translation	30	39
Balance, end of period	$(1,191)	$(1,661)

________________________
(1) Write-off of uncollectible accounts after all collection efforts have been exhausted.

Accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2022	2021

	(In thousands)
Accrued expense	$29,990	$31,264
Accrued compensation and benefits	21,595	19,042
Accrued sales, use, VAT and telecommunications related taxes	7,799	11,046
Current portion of finance lease	143	177
Income tax payable	2,235	3,420
Other accrued expenses	815	972
Total accrued expenses and other current liabilities	$62,577	$65,921

5. Right-of-Use Asset and Lease Liabilities
Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company determines if an arrangement is a lease at inception. ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease expense attributable to lease payments is recognized on a straight-line basis over the lease term and is part of allocated facilities costs based on employee headcount within the cost of revenue, research and development, sales and marketing, and general and administrative expense categories on the Company’s consolidated statements of operations. Finance leases result in the recognition of depreciation expense, which is recognized on a straight-line basis over the expected life of the leased asset, and interest expense, which is recognized following an effective interest rate method. Depreciation expense attributable to finance leases is included in operating expenses on the Company’s consolidated statements of operations. The Company presents the operating leases in long-term assets and current and long-term liabilities in the accompanying consolidated balance sheets. Finance leases are reported in property, plant and equipment, net, accrued expenses and other current liabilities, and other liabilities on the Company’s consolidated balance sheets.
The Company has entered into various operating lease agreements for office space and finance lease agreements for automobiles.

Notes to Consolidated Financial Statements (continued)
The Company previously sub-leased approximately 17,073 square feet of office space to a related party, Relay, Inc. (f/k/a Republic Wireless, Inc.) (“Relay”). The lease term under this non-cancellable lease expired in July 2022.
As of December 31, 2022, the Company had various leased properties in the United States and internationally, with remaining lease terms of five months to 4 years, some of which include options to extend the leases for up to 5 years. None of the options to extend the leases are recognized in operating lease ROU assets or lease liabilities. The Company has one lease with an early-termination option, which it does not expect to exercise.
The components of lease expense recorded in the consolidated statement of operations were as follows:

	Year ended December 31,
	2022	2021	2020

	(In thousands)
Operating lease cost	$7,750	$6,818	$5,949
Finance lease cost:
Depreciation of assets	183	218	20
Interest on lease liabilities	14	18	2
Sublease income	(206)	(384)	(384)
Total net lease cost	$7,741	$6,670	$5,587
During the years ended December 31, 2022, 2021 and 2020, short-term operating lease expense was $0.6 million, $1.3 million, and $0.2 million, respectively.

Supplemental balance sheet information related to leases was as follows:

		As of December 31,
Leases	Classification	2022	2021

		(In thousands)
Assets:
Operating lease assets	Operating right-of-use asset, net (1)	$9,993	$14,061
Finance lease assets	Property, plant and equipment, net (2)	307	373
Total leased assets		$10,300	$14,434

Liabilities:
Current
Operating	Operating lease liability, current	$7,450	$5,807
Finance	Accrued expenses and other current liabilities	143	177
Non-current
Operating	Operating lease liability, net of current portion	4,640	10,958
Finance	Other liabilities	172	202
Total lease liabilities		$12,405	$17,144
________________________
(1) Operating lease assets are recorded net of accumulated amortization of $17.7 million and $14.8 million as of December 31, 2022 and 2021, respectively.
(2) Finance lease assets are recorded net of accumulated depreciation of $0.3 million and $0.2 million as of December 31, 2022 and 2021, respectively.

Notes to Consolidated Financial Statements (continued)
Supplemental cash flow and other information related to leases was as follows:

	Year ended December 31,
	2022	2021	2020

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,580	$6,227	$5,301
Financing cash flows from finance leases	190	212	28
	$7,770	$6,439	$5,329

Weighted average remaining lease term (in years)
Operating leases	2.12	2.95	3.79
Finance leases	2.53	2.44	2.99

Weighted average discount rate
Operating leases	4.58%	4.78%	4.81%
Finance leases	5.48%	3.91%	4.00%

Maturities of lease liabilities were as follows:

	As of December 31, 2022
	Operating Leases	Finance Leases

	(In thousands)
2023	$7,809	$162
2024	2,614	104
2025	1,587	51
2026	655	21
Total lease payments	12,665	338
Less: imputed interest	(575)	(23)
Total lease obligations	12,090	315
Less: current obligations	(7,450)	(143)
Long-term lease obligations	$4,640	$172
Future Corporate Headquarters
On June 4, 2021, the Company purchased approximately 40 acres of undeveloped land (the “Property”) in Raleigh, North Carolina, from the State of North Carolina (the “State”) for $30.0 million. Additionally, as consideration for the Property, the Company agreed to construct, at its expense, a parking lot and related improvements (the “Parking Improvements”) on land owned by the State adjacent to the Property. Subsequent to the purchase of the Property, the Company sold a portion of the Property constituting approximately 23.76 acres (the “Conveyed Parcel”) to USEF Edwards Mill Owner, LLC (the “Developer”) for $17.5 million. The Company retained approximately 17.06 acres of the Property, which was recorded at cost and is included in the Company’s consolidated balance sheets as a component of property, plant and equipment, net. A lease incentive was recognized for the difference between the consideration received from the Developer for the Conveyed Parcel and the cost basis of the Conveyed Parcel and is included as a component of other liabilities on the consolidated balance sheets. As of

Notes to Consolidated Financial Statements (continued)
December 31, 2022, the balance of the lease incentive, including additional incentives obtained during project development, was $10.5 million.
On May 27, 2021, the Company entered into a Lease Agreement (the “Lease”) with the Developer for the Conveyed Parcel, together with improvements for office and related infrastructure to be constructed thereon, collectively constituting approximately 534,000 gross square feet (the “Project”). The lease became effective upon closing of the sale of the Conveyed Parcel to the Developer. When construction of the Project is completed, the Company intends to relocate its corporate headquarters to the Project. The lease term will commence upon substantial completion of the final building to be delivered, as evidenced by a certificate of occupancy issued by the City of Raleigh (the “Commencement Date”), and continue for a period of twenty (20) years (the “Initial Term”). It is anticipated that the Commencement Date will occur in mid-2023. The Company has the option to renew the Initial Term for two ten-year periods at a rental rate equal to 100% of the then-prevailing market rental rate for comparable buildings in the Raleigh, North Carolina, market. Upon the effective date, the Company deposited $2.5 million with the Developer as security on the lease. Additionally, the Company made deposits of $21.7 million to fund certain improvements expected to be constructed as part of the development of the Project. Deposits are recorded in other long-term assets on the Company’s consolidated balance sheets.
No ROU assets or lease liabilities have been recognized in connection with the lease as of December 31, 2022. Future lease payments are included in Note 12, “Commitments and Contingencies,” to these consolidated financial statements.

6. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	As of December 31,
	2022	2021

	(In thousands)
Furniture and fixtures	$16,494	$2,240
Computer and office equipment	14,160	5,419
Telecommunications equipment	80,251	76,963
Leasehold improvements	6,410	6,970
Software	7,051	6,942
Internal-use software development	23,677	22,917
Automobile	665	616
Land	23,090	17,269
Total cost	171,798	139,336
Less—accumulated depreciation	(72,045)	(69,732)
Total property, plant and equipment, net	$99,753	$69,604
The Company capitalizes the costs to design software for internal use related to the development of its platform during the application development stage of the projects. The costs are primarily comprised of salaries and benefits of the projects’ engineers and product development teams. Internally developed software is reported at cost less accumulated amortization. Amortization begins once the project is substantially complete and ready for its intended use. Costs incurred prior to the application development stage, maintenance activities or minor upgrades are expensed in the period incurred. Unamortized software development costs were approximately $8.4 million and $7.5 million as of December 31, 2022 and 2021, respectively.
The Company capitalized $3.8 million, $3.9 million, and $2.3 million of software development costs for the years ended December 31, 2022, 2021 and 2020, respectively.

Notes to Consolidated Financial Statements (continued)
Amortization expense related to capitalized software development costs were $2.2 million, $1.8 million, and $2.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, unamortized implementation costs related to cloud computing arrangements are $0.3 million, of which $0.1 million are included in prepaid expenses and other current assets and $0.2 million are included in other long-term assets.
The Company leases automobiles under leases accounted for as finance leases with expiration dates ranging from February 7, 2023 to June 23, 2026. As of December 31, 2022, cost and accumulated depreciation of the assets under finance leases recorded by the Company were $0.7 million and $0.3 million, respectively. As of December 31, 2021, cost and accumulated depreciation of the assets under finance leases recorded by the Company were $0.6 million and $0.2 million, respectively.
The Company recognized an impairment of $0.5 million, $0.5 million, and $0.2 million during the years ended December 31, 2022, 2021 and 2020, respectively, related to capitalized software development costs that provided no future benefit and therefore were impaired. This expense is reflected within other income (expense), net as of December 31, 2022 and cost of revenue as of December 31, 2021 and 2020 in the accompanying consolidated statements of operations.
The Company recognized depreciation expense, which includes amortization of capitalized software development costs, as follows:

	Year ended December 31,
	2022	2021	2020

	(In thousands)
Cost of revenue	$13,602	$12,606	$9,997
Research and development	2,311	2,166	1,446
Sales and marketing	1,331	1,090	1,275
General and administrative	1,175	1,661	419
Total depreciation expense	$18,419	$17,523	$13,137

Notes to Consolidated Financial Statements (continued)
7. Goodwill and Intangible Assets
Goodwill
The changes in carrying amount of goodwill were as follows:

Total

(In thousands)
Balance as of December 31, 2020	$372,239
Measurement period adjustment	999
Impact of foreign currency translation	(28,815)
Balance as of December 31, 2021	344,423
Impact of foreign currency translation	(18,018)
Balance as of December 31, 2022	$326,405
Intangible Assets
Intangible assets, net consisted of the following as of December 31, 2022:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Amortization Period

	(In thousands)			(In years)
Customer relationships	$141,146	$(25,037)	$116,109	15 - 20
Developed technology	77,409	(16,772)	60,637	10
Other, definite lived	2,828	(2,828)	—	2 - 7
Licenses, indefinite lived	624	—	624	Indefinite
Total intangible assets, net	$222,007	$(44,637)	$177,370
Intangible assets, net consisted of the following as of December 31, 2021:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Amortization Period

	(In thousands)			(In years)
Customer relationships	$155,081	$(16,861)	$138,220	15 - 20
Developed technology	82,548	(10,315)	72,233	10
Other, definite lived	3,158	(3,158)	—	2 - 7
Licenses, indefinite lived	764	—	764	Indefinite
Total intangible assets, net	$241,551	$(30,334)	$211,217

Notes to Consolidated Financial Statements (continued)
The Company recognized amortization expense as follows:

	Year ended December 31,
	2022	2021	2020

	(In thousands)
Cost of revenue	$7,657	$8,543	$1,445
Sales and marketing	9,523	10,576	2,221
Total amortization expense	$17,180	$19,119	$3,666
The remaining weighted average amortization period for definite lived intangible assets is 11.0 years.
Future estimated amortization expense for definite lived intangible assets is as follows:

As of December 31, 2022

(In thousands)
2023	$16,977
2024	16,977
2025	16,977
2026	16,977
2027	16,977
Thereafter	91,861
$176,746

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
As of December 31, 2022, unamortized debt issuance costs were $0.4 million, of which $0.2 million were included in prepaid expenses and other current assets and $0.2 million were included in other long-term assets.
As of December 31, 2022, there were no borrowings under the Credit Facility and the Company was in compliance with all financial and non-financial covenants for all periods presented. The available borrowing capacity under the Credit Facility was $50.0 million as of December 31, 2022.

Notes to Consolidated Financial Statements (continued)
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

Notes to Consolidated Financial Statements (continued)
On or after September 1, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2026 Convertible Notes may, at their option, convert all or a portion of their 2026 Convertible Notes regardless of the foregoing conditions.
Prior to and during the nine months ended September 30, 2021, the conditional conversion feature of the 2026 Convertible Notes was triggered as the last reported sale price of the Company’s Class A common stock was more than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on or after June 30, 2020 (the last trading day of the calendar quarter), and therefore the 2026 Convertible Notes were convertible, in whole or in part, at the option of the holders between July 1, 2020 through September 30, 2021. The conditional conversion feature of the 2026 Convertible Notes was not triggered from October 1, 2021 through December 31, 2022 as the last reported sale price of the Company’s Class A common stock was not more than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days (the last trading day of the calendar quarter). Whether the 2026 Convertible Notes will be convertible following such period will depend on the satisfaction of this condition or another conversion condition in the future. The Company continues to classify the 2026 Convertible Notes as a long-term liability in its consolidated balance sheets as of December 31, 2022, based on contractual settlement provisions.
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

Notes to Consolidated Financial Statements (continued)
that will be amortized as interest expense at an effective interest rate of 0.513% for the term of the 2026 Convertible Notes with a cumulative adjustment to retained earnings on the adoption date.
During November 2022, the Company entered into separate, privately negotiated repurchase agreements with a limited number of holders of the 2026 Convertible Notes to repurchase approximately $160.0 million aggregate principal amount of the 2026 Convertible Notes for an aggregate cash price of approximately $117.2 million. The Repurchases closed on November 28, 2022. The Company had previously entered into capped call transactions with certain financial institutions in connection with the 2026 Convertible Notes. All of these transactions are expected to remain in effect notwithstanding the Repurchases. Following the Repurchases, approximately $240.0 million principal amount of the 2026 Convertible Notes remain outstanding. The difference between the consideration used to repurchase the 2026 Convertible Notes and the carrying value of the 2026 Convertible Notes resulted in a gain of $40.2 million recorded within other income (expense), net on the Company’s consolidated statements of operations in the year ended December 31, 2022.
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

Notes to Consolidated Financial Statements (continued)
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
The conditional conversion feature of the 2028 Convertible Notes was not triggered during the years ended December 31, 2022 and 2021, as the last reported sale price of the Company’s Class A common stock was not more than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days (the last trading day of the calendar quarter). Whether the 2028 Convertible Notes will be convertible following such period will depend on the satisfaction of this condition or another conversion condition in the future. The Company continues to classify the 2028 Convertible Notes as a long-term liability in its consolidated balance sheets as of December 31, 2022, based on contractual settlement provisions.
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

Notes to Consolidated Financial Statements (continued)
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
As discussed above, upon adoption of ASU 2020-06, the Company reversed the separation of the debt and equity components of the 2026 Convertible Notes and the 2028 Convertible Notes, and accounted for the Convertible Notes wholly as debt. Additionally, the issuance costs of the 2026 Convertible Notes and the 2028 Convertible Notes were accounted for as debt issuance costs in their entirety. There is no longer a net carrying amount for the equity component as of the adoption date, January 1, 2022.
The net carrying amount of the liability components of the 2026 Convertible Notes and the 2028 Convertible Notes were as follows:

	As of December 31,
	2022	2021

2026 Convertible Notes:	(In thousands)
Principal	$240,000	$400,000
Unamortized discount	N/A	(92,034)
Unamortized debt issuance costs	(3,805)	(6,043)
2026 Convertible Notes net carrying amount	$236,195	$301,923

2028 Convertible Notes:
Principal	$250,000	$250,000
Unamortized discount	N/A	(60,488)
Unamortized debt issuance costs	(5,649)	(4,995)
2028 Convertible Notes net carrying amount	$244,351	$184,517
Total net carrying amount	$480,546	$486,440

Notes to Consolidated Financial Statements (continued)
The net carrying amount of the equity components of the 2026 and 2028 Convertible Notes were as follows:

	As of December 31,
	2022	2021

2026 Convertible Notes:	(In thousands)
Proceeds allocated to the conversion options (debt discount)	N/A	$125,152
Issuance costs	N/A	(3,742)
2026 Convertible Notes net carrying amount	N/A	$121,410

2028 Convertible Notes:
Proceeds allocated to the conversion options (debt discount)	N/A	$66,908
Issuance costs	N/A	(2,019)
2028 Convertible Notes net carrying amount	N/A	$64,889
Total net carrying amount	N/A	$186,299

The following table sets forth the interest expense recognized related to the 2026 and 2028 Convertible Notes:

	Year ended December 31,
	2022	2021

2026 Convertible Notes:	(In thousands)
Contractual interest expense	$997	$1,000
Amortization of debt discount (1)	N/A	18,505
Amortization of debt issuance costs	1,915	1,214
Total interest expense related to the 2026 Convertible Notes	$2,912	$20,719

2028 Convertible Notes:
Contractual interest expense	$1,250	$991
Amortization of debt discount (1)	N/A	6,419
Amortization of debt issuance costs	1,062	532
Total interest expense related to the 2028 Convertible Notes	$2,312	$7,942
Total interest expense	$5,224	$28,661
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

Notes to Consolidated Financial Statements (continued)
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

9. Geographic Information
The Company generates its revenue primarily in the United States. Revenue by geographic area is detailed in the table below (which is determined based on the customer billing address):

	Year ended December 31,
	2022	2021	2020

	(In thousands)
United States	$514,036	$433,463	$324,449
International	59,116	57,444	18,664
Total	$573,152	$490,907	$343,113
The Company’s long-lived assets were primarily held in the United States as of December 31, 2022 and 2021. As of December 31, 2022 and 2021, long-lived assets held outside of the United States were $10.8 million and $9.2 million, respectively.

10. Stockholders’ Equity
Preferred Stock
As of December 31, 2022 and 2021, the Company had authorized 10,000,000 shares of undesignated preferred stock, par value $0.001, of which no shares were issued and outstanding.
Common Stock
As of December 31, 2022 and 2021, the Company had authorized 100,000,000 shares of Class A common stock, par value $0.001 per share, with one vote per share and 20,000,000 shares of Class B common stock, par value $0.001 per share, with ten votes per share.

Notes to Consolidated Financial Statements (continued)
As of December 31, 2022, 23,379,000 and 1,965,170 shares of Class A common stock and Class B common stock, respectively, were issued and outstanding.
As of December 31, 2021, 23,177,988 and 1,965,170 shares of Class A common stock and Class B common stock, respectively, were issued and outstanding.
Shares of Class B common stock are convertible into shares of Class A common stock on a 1:1 basis upon the stockholder’s voluntary written notice to the Company’s transfer agent or a transfer by the stockholder, subject to limited exceptions for transfers for estate planning purposes.
Voting Rights
The holders of Class A common stock and Class B common stock have identical rights, except that holders of Class A voting common stock are entitled to one vote per share of Class A common stock and holder of Class B common stock are entitled to ten votes per share of Class B common stock.
Dividends
Any dividends or distributions paid or payable to the holders of shares of Class A common stock and Class B common stock shall be paid pro-rata, on an equal priority. During the years ended December 31, 2022, 2021 and 2020, no dividends were declared. Dividend payments are not subject to restriction.
Reserved Shares
The Company had reserved shares of Class A common stock for issuance under stock-based award agreements as follows:

	As of December 31,
	2022	2021
Stock options issued and outstanding	159,741	180,209
Nonvested restricted stock units issued and outstanding	2,607,106	344,486
Stock-based awards available for grant under the 2017 Plan	1,879,368	3,060,674
	4,646,215	3,585,369

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
Amended and Restated 2017 Incentive Award Plan
The Company’s Amended and Restated 2017 Incentive Award Plan (as amended from time to time, the “2017 Plan”) became effective on November 9, 2017. The 2017 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, dividend equivalents, restricted stock units, and other stock or cash based awards to employees, consultants and directors of the Company. A total of 1,050,000 shares of the Company’s Class A common stock were originally reserved for issuance under the 2017 Plan. These available shares automatically increase each January 1, beginning on January 1, 2018, by 5% of the number of shares of the Company’s Class A common stock outstanding on the

Notes to Consolidated Financial Statements (continued)
final day of the immediately preceding calendar year. On January 1, 2022, the shares available for grant under the 2017 Plan were automatically increased by 1,158,899 shares.
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
Stock Options
The following summarizes the stock option activity for the periods presented:

	Number of options outstanding	Weighted- average exercise price (Per share)	Weighted- average remaining contract life (In years)	Aggregate intrinsic value (In thousands)
Outstanding as of December 31, 2021	180,209	$10.14	3.39	$11,104
Granted	—	—
Exercised	(20,468)	7.95
Forfeited or cancelled	—	—
Outstanding as of December 31, 2022	159,741	$10.42	2.57	$2,001

Options vested and exercisable at December 31, 2022	159,741	$10.42	2.57	$2,001
Options vested and expected to vest as of December 31, 2022	159,741	$10.42	2.57	$2,001

	Year ended December 31,
	2022	2021	2020

	(In thousands)
Aggregate intrinsic value of stock options exercised	$635	$9,297	$54,088
Total estimated grant date fair value of options vested	—	247	416
Aggregate intrinsic value is computed based on the difference between the option exercise price and the fair value of the Company’s common stock as of December 31, 2022, based on the Company’s Class A common stock price as reported on the NASDAQ Global Select Market.
No options were granted for the year ended December 31, 2022.
As of December 31, 2022, the Company had no unrecognized compensation cost related to non-vested stock options. All outstanding stock options were fully vested prior to the current year.

Notes to Consolidated Financial Statements (continued)
Restricted Stock Units
The following summarizes the RSU activity for the period presented:

	Number of awards outstanding	Weighted-average grant date fair value (Per share)
Nonvested RSUs as of December 31, 2021	344,486	$82.38
Granted	2,631,931	30.43
Vested	(231,234)	65.03
Forfeited or cancelled	(138,077)	67.35
Nonvested RSUs as of December 31, 2022	2,607,106	$32.33
As of December 31, 2022, total unrecognized compensation cost related to non-vested RSUs was $71.9 million, which will be amortized over a weighted-average period of 2.85 years.
Stock-Based Compensation Expense
The Company recognized total stock-based compensation expense as follows:

	Year ended December 31,
	2022	2021	2020

	(In thousands)
Cost of revenue	$404	$364	$306
Research and development	7,523	3,681	3,030
Sales and marketing	2,808	2,225	1,834
General and administrative	9,920	8,267	4,711
Total	$20,655	$14,537	$9,881

12. Commitments and Contingencies
Operating Leases
The Company leases office space under operating lease agreements that expire over the next 4 years. As of December 31, 2022, the Company has $17.0 million in future minimum rent payments for its current office space. See Note 5, “Right-of-Use Asset and Lease Liabilities” to the consolidated financial statements, for additional details on the Company’s operating lease commitments.
Contractual Obligations
As of December 31, 2022, the Company has $12.0 million in non-cancellable purchase obligations, consisting of primarily network equipment maintenance and software license contracts, of which $9.9 million will be fulfilled within one year.

Notes to Consolidated Financial Statements (continued)
On May 27, 2021, the Company entered into the Lease with the Developer for the Conveyed Parcel, together with the Project. The respective obligations of the Company and the Developer under the Lease were conditioned upon the Developer acquiring fee simple title to the Conveyed Parcel, which occurred on June 4, 2021. The Lease term will commence upon the Commencement Date and continue for the Initial Term. It is anticipated that the Commencement Date will occur in mid-2023. If the Commencement Date does not occur within one hundred twenty (120) days from the scheduled Commencement Date, the Company shall be entitled to certain rent abatements, as described in the Lease. If the Commencement Date does not occur within twelve (12) months of the scheduled Commencement Date, the Company may terminate the Lease.
The Company has the option to renew the Initial Term for two ten-year periods. Base rent payments will begin on the Commencement Date. The initial base rent will increase by 1.85% on each anniversary of the Commencement Date. Total lease payments over the Initial Term are approximately $495.7 million. See Note 5, “Right-of-Use Asset and Lease Liabilities” to the consolidated financial statements, for additional details on the Company's operating lease commitments.
Legal Matters
The Company is involved as a defendant in various litigation, including, but not limited to, (a) lawsuits alleging that the Company failed to bill, collect and remit certain taxes and surcharges associated with the provision of 911 services pursuant to applicable laws in various jurisdictions, and (b) an action brought by a non-practicing entity related to alleged patent infringement.
The Company intends to vigorously defend these lawsuits and believes that it has meritorious defenses to each. However, litigation is inherently uncertain, and any judgment or injunctive relief entered against the Company or any adverse settlement could adversely affect the Company’s business, results of operations and financial condition.

Notes to Consolidated Financial Statements (continued)
13. Employee Benefit Plans
The Company sponsors a U.S. defined contribution 401(k), which allows eligible U.S.-based employees to defer a portion of their compensation. The Company, at its discretion, may make matching contributions. With the acquisition of Voxbone S.A. on November 1, 2020, the Company assumed sponsorship for Voxbone S.A.’s U.S. defined contribution 401(k). In connection with that acquisition, the Company also assumed sponsorship for a non-U.S. defined contribution plan for which it pays fixed contributions into a separate entity. The Company has no legal or constructive obligations to pay further contributions if the fund does not hold sufficient assets to pay all employees the benefits relating to employee service in the current or prior periods. The contributions are recognized as employee benefit expense when they are due. The Company made matching contributions for the defined contribution plans of $4.6 million, $3.8 million, and $2.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
The following table summarizes information for the pension plans:

	As of December 31,
	2022	2021

	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$3,874	$4,064
Service cost	268	396
Interest cost	35	21
Actuarial gain	(418)	(237)
Taxes, insurance premiums and administrative expenses	(50)	(55)
Impact of foreign currency translation	(207)	(315)
Benefit obligation at end of year	$3,502	$3,874

Change in plan assets:
Fair value of plan assets at beginning of year	$2,958	$2,882
Return on plan assets	26	14
Actuarial gain	72	6
Employer contribution	332	335
Taxes, insurance premiums and administrative expenses	(50)	(55)
Impact of foreign currency translation	(157)	(224)
Fair value of plan assets at end of year	3,181	2,958
Funded status, net liability	$321	$916

Notes to Consolidated Financial Statements (continued)
The following table presents the balance sheet location of the Company’s pension liability for the Company’s non-U.S. defined benefit pension plans:

	As of December 31,
	2022	2021

	(In thousands)
Other liabilities	$321	$916
The following table summarizes information for the Company’s pension plans with an accumulated benefit obligation in excess of plan assets:

	As of December 31,
	2022	2021

	(In thousands)
Projected benefit obligation	$3,502	$3,874
Accumulated benefit obligation	3,265	3,282
Fair value of plan assets	3,181	2,958
The Company reports the service cost component of net periodic benefit cost in the same line item as other compensation costs arising from the services rendered by the employee and records the other components of net periodic benefit cost in other income (expense), net.
Pretax amounts for net periodic benefit cost and other amounts for the defined benefit pension plans consisted of the following components:

	Year ended December 31,
	2022	2021	2020

	(In thousands)
Service cost	$268	$396	$75
Interest cost	35	21	3
Return on plan assets	(26)	(14)	(8)
Net periodic pension cost	277	403	70
Changes in plan assets and benefit obligations included in other comprehensive loss:
Unrecognized net actuarial (gain) loss beginning of year	(227)	17	—
Actuarial (gain) loss on benefit obligation	(418)	(237)	15
Actuarial (gain) loss on fair value of plan assets	(72)	(6)	2
Impact of foreign currency translation	12	(1)	—
Total included in other comprehensive loss (before tax effect)	(705)	(227)	17
Total recognized in net periodic benefit cost and included in other comprehensive loss	$(428)	$176	$87
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

Notes to Consolidated Financial Statements (continued)
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
Significant assumptions used in determining benefit obligations and net periodic benefit cost are as follows:

	Year ended December 31,
	2022	2021	2020
Defined benefit obligations:
Discount rate	3.80%	0.90%	0.50%
Rate of salary increase	4.67%	4.27%	4.07%
Inflation	2.30%	1.80%	1.60%

Defined benefit cost:
Discount rate	3.80%	0.90%	1.50%
Rate of salary increase	4.67%	4.27%	4.37%
Rate of return on plan assets	1.20%	0.90%	0.50%
Inflation	2.30%	1.80%	1.90%
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
The major categories of plan assets are as follows:

	As of December 31,
	2022	2021

	(In thousands)
Assets held by:
Insurance companies (collective and individual)	$3,181	$2,958
Expected Cash Flows
The Company expects to contribute $0.3 million to its non-U.S. defined benefit pension plans during 2023.

Notes to Consolidated Financial Statements (continued)

14. Income Taxes
The following table presents domestic and foreign components of income (loss) before income taxes for the tax years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
United States	$30,594	$(27,547)	$(25,745)
International	(13,288)	(3,648)	(3,227)
Income (loss) before income taxes	$17,306	$(31,195)	$(28,972)

Benefit (provision) for income taxes from operations consists of the following:

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Current:
Federal	$(2,717)	$(2,713)	$431
State	(803)	(145)	(87)
Foreign	(815)	(1,627)	(1,083)
Total	(4,335)	(4,485)	(739)
Deferred:
Federal	1,004	(364)	(9,847)
State	(1)	—	(5,176)
Foreign	5,596	8,682	757
Total	6,599	8,318	(14,266)
Income tax benefit (provision)	$2,264	$3,833	$(15,005)

Notes to Consolidated Financial Statements (continued)
The following table presents a reconciliation of the statutory federal tax rate and the Company’s effective tax rate for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Federal Tax Rate	21.0%	21.0%	21.0%
State Tax Rate - statutory blended rate	4.3	4.2	4.1
Other effective state tax adjustments	3.6	(1.4)	(2.1)
Non-deductible expenses	4.0	(6.1)	(9.2)
Research tax benefits	(31.6)	7.9	10.5
Stock-based compensation	6.3	13.9	46.8
Change in valuation allowance	(16.1)	16.3	(123.4)
Deferred tax rate change	0.5	(0.2)	0.2
Voxbone US 338(g) gain	—	(8.9)	—
Intangibles and deferred adjustments	(4.7)	(40.2)	—
Foreign rate differential	1.6	1.3	—
Other	(2.0)	4.5	0.3
Total	(13.1)%	12.3%	(51.8)%
For the year ended December 31, 2022, the Company recognized an income tax benefit of $2.3 million on pre-tax book income of $17.3 million, resulting in an effective income tax rate of (13.1)%. Although the Company has pre-tax book income on a global basis, the Company recognized an income tax benefit due to the valuation allowance position within the U.S. For the year ended December 31, 2021, the Company recognized an income tax benefit of $3.8 million on pre-tax book loss of $31.2 million, resulting in an effective income tax rate of 12.3%. For the year ended December 31, 2020, the Company recognized an income tax expense of $15.0 million on pre-tax book loss of $29.0 million, resulting in an effective income tax rate of (51.8)%.

In 2022, the Company’s valuation allowance in the U.S. continued to offset many of the permanent tax adjustments within the effective tax rate. These adjustments include state taxes, federal research tax credits under Internal Revenue Code Section 41, equity compensation in the U.S., and other non-deductible expenditures in the U.S. The Company has disclosed the statutory blended state income tax rate in the income tax rate reconciliation table. This statutory blended state income tax rate is the rate applied to the Company’s U.S. taxable earnings to calculate its state income tax liability. The Company has also disclosed other effective state tax adjustments which primarily include the state tax impact of permanent tax adjustments and the reconciling adjustment to remove the statutory blended state income tax rate effect from income or loss generated outside of the U.S. The Company continues to generate income tax benefits in the current period related to income tax credits recognized for qualified research activities in the U.S. The applicable federal tax law and regulations define qualified research activities as research and development activities conducted in the U.S. that involve a process of experimentation designed to discover new information intended to develop a new or improved business component. Absent the valuation allowance, equity compensation also impacts the effective tax rate to the extent the income tax deduction exceeds or is below the related book expense, as required under ASC 718-740-35-2. Other U.S. non-deductible expenses that are offset by the valuation allowance consist primarily of non-deductible executive compensation under Internal Revenue Code 162(m). As a result of ASU 2020-06, the company decreased its deferred tax liability by $37.2 million related to debt with a corresponding increase of $36.2 million to valuation allowance. The net impact of these income tax changes related to ASU 2020-06 increased additional paid in capital by $30.0 million and accumulated deficit by $29.0 million, and decreased deferred tax liability by $1.0 million.

Notes to Consolidated Financial Statements (continued)
The following table presents the significant components of the Company’s net deferred tax liability:

	As of December 31,
	2022	2021

	(In thousands)
Deferred tax assets:
Allowance for doubtful accounts	$173	$262
Accrued liabilities	4,370	3,412
Operating lease liabilities	3,456	3,456
Deferred revenue	1,949	1,880
Stock-based compensation - deferred tax asset	3,216	2,278
OID	—	8,848
Section 174	20,997	—
Accrued lease incentive	2,645	—
Tax credits	10,948	9,214
Net operating losses	25,691	50,285
Other deferred tax assets	4,592	4,166
Gross deferred tax assets	78,037	83,801
Less: valuation allowance	(65,678)	(32,224)
Total deferred tax assets	12,359	51,577
Deferred tax liabilities:
Property, plant and equipment	4,890	7,813
Goodwill	1,272	1,130
Intangibles	41,591	49,470
Operating lease assets	3,072	2,860
Debt	—	38,411
Other liability	—	289
Total deferred tax liabilities	50,825	99,973
Net deferred tax liability	$(38,466)	$(48,396)
The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its deferred tax assets. The Company primarily considered the historic performance of Bandwidth, the nature of the Company’s deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. Based on an analysis of these factors, the Company maintained that in 2022 a valuation allowance against U.S. deferred tax assets was required.
As of December 31, 2022, the Company had approximately $100.1 million in U.S. federal net operating loss carryforwards, $3.8 million in U.K. loss carryforwards, and $10.9 million in federal tax credits. All U.S. federal net operating loss carryforwards were generated after the enactment of the Tax Cuts and Jobs Act (the “Act”) and as such do not expire, but can only be utilized to offset up to 80% of taxable income in any given year. The federal tax credits start to expire at various dates beginning in 2038.
As of December 31, 2022, the Company had approximately $59.6 million in state net operating loss carryforwards. If not utilized, some state net operating loss carryforwards will expire at various dates beginning in 2025.

Notes to Consolidated Financial Statements (continued)
At December 31, 2022, the amount of unremitted earnings generated by the Company’s foreign subsidiaries was not significant. The Company does not assert indefinite reinvestment on a portion of its unremitted earnings of certain foreign subsidiaries as of December 31, 2022. On the earnings that are not indefinitely reinvested, the Company did not recognize deferred income taxes related to those unremitted foreign earnings, due to the tax favorable manner in which it would be repatriated. For the subsidiaries that the Company asserts permanent reinvestment, if repatriation were to occur, the Company would be required to accrue U.S. taxes, if any, and remit applicable withholding taxes as appropriate. A determination of the amount of the unrecognized deferred tax liability related to these undistributed earnings is not practicable due to the complexity and variety of assumptions necessary based on the manner in which the undistributed earnings would be repatriated.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2022	2021

	(In thousands)
Unrecognized tax benefits—January 1,	$3,062	$2,414
Gross increases—tax positions in prior period	613	—
Gross increases—tax positions in current period	1,125	648
Unrecognized tax benefits—December 31,	$4,800	$3,062
If the $4.8 million of unrecognized tax benefit is recognized, it would not impact the effective tax rate due to the valuation allowance on the Company’s net U.S. deferred tax assets.
For the year ended December 31, 2022, the Company recognized interest and penalties of $0.3 million related to income taxes within income tax expense. For the year ended December 31, 2021, the Company did not incur any material tax interest or penalties with respect to income taxes.
The Company expects no material changes in the twelve months following December 31, 2022 in its uncertain tax positions.
The Company files U.S. federal income tax returns as well as income tax returns in many U.S. states and foreign jurisdictions. The tax years 2017 - 2021 remain open to examination by the major jurisdictions in which the Company is subject to tax.

15. Related Parties
On April 20, 2015, the Company created a wholly owned subsidiary, Relay, Inc. (f/k/a Republic Wireless, Inc.) (“Relay”), which was incorporated in Delaware. On November 30, 2016, the Company completed a pro-rata distribution of the common stock of Relay to its stockholders of record as of the close of business. The Company has certain involvement with Relay via an ongoing Master Agreement and a Facilities Sharing Agreement that expired in July 2022. Amounts charged under these arrangements totaled $1.1 million, $1.8 million, and $2.2 million for the years ended December 31, 2022, 2021 and 2020, respectively, and are included in revenue on the Company’s consolidated statements of operations. Amounts due under these arrangements totaled less than $0.1 million as of December 31, 2022 and 2021, and are reported in accounts receivable, net of allowance for doubtful accounts in the accompanying consolidated balance sheets.

Notes to Consolidated Financial Statements (continued)
16. Basic and Diluted Income (Loss) per Common Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potential shares of common stock, including stock options and stock related to unvested restricted stock awards. The Company is in a net loss position for the years ended December 31, 2021 and 2020, and therefore diluted shares equals basic shares.
The components of basic and diluted income (loss) per share are as follows:

	Year ended December 31,
	2022	2021	2020

	(In thousands, except share and per share amounts)
Earnings per share
Net income (loss) attributable to common stockholders	$19,570	$(27,362)	$(43,977)
Net income (loss) per share:
Basic	$0.77	$(1.09)	$(1.83)
Diluted	$(0.48)	$(1.09)	$(1.83)
Numerator used to compute net income (loss) per share:
Basic	$19,570	$(27,362)	$(43,977)
Net gain on extinguishment of debt, net of taxes	(39,614)	—	—
Interest expense on convertible notes, net of taxes	5,147	—	—
Diluted (1)	$(14,897)	$(27,362)	$(43,977)
Weighted average number of common shares outstanding:
Basic	25,282,796	25,090,916	24,092,574
Convertible debt conversion	5,625,073	—	—
Diluted	30,907,869	25,090,916	24,092,574
________________________
(1) Upon the adoption of ASU 2020-06, net income is adjusted for the reversal of the net gain on extinguishment of debt and add back of interest expense as part of the calculation for diluted Non-GAAP earnings per share. See Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements, for additional details on the adoption of ASU 2020-06.

Notes to Consolidated Financial Statements (continued)
The following common share equivalents were excluded from the weighted average shares used to calculate net income (loss) per common share because their effects would have been anti-dilutive:

	As of December 31,
	2022	2021	2020
Stock options issued and outstanding	159,741	180,209	255,000
Restricted stock units issued and outstanding	2,607,106	344,486	450,614
Convertible senior notes (1) (2)	5,625,073	987,149	1,022,941
Total	8,391,920	1,511,844	1,728,555
________________________
(1) As of December 31, 2022, subsequent to adopting ASU 2020-06 as of January 1, 2022, the Company used the if-converted method to calculate the dilutive impact of the 2026 Convertible Notes and 2028 Convertible Notes on diluted income per share, if applicable. The Company expected to settle the principal amount of these notes in cash and any excess in shares of the Company’s Class A common stock. The diluted shares were calculated based on the initial conversion rate of 10.9857 and 5.5781 shares per $0.001 of the aggregate principal amount for the 2026 Convertible Notes and 2028 Convertible Notes, respectively. See Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements, for additional details on the adoption of ASU 2020-06 and Note 8, “Debt” to the consolidated financial statements, for additional details on the Company’s Convertible Notes.
(2) As of December 31, 2021, the Company used the treasury stock method to calculate the dilutive impact of the 2026 Convertible Notes and the 2028 Convertible Notes because at that time the Company expected to settle the principal amount of these notes in cash and any excess in shares of the Company’s Class A common stock. As of December 31, 2021, the conversion spread, calculated using the average market price of Class A common stock during the period consistent with the treasury stock method, had a dilutive impact for the 2026 Convertible Notes on diluted net income per share of Class A common stock when the average market price of the Company’s Class A common stock for a given period exceeded the conversion price of $91.03 per share. As of December 31, 2021, the conversion spread for the 2028 Convertible Notes was anti-dilutive as the average market price of the Company’s Class A common stock for a given period did not exceed the conversion price of $179.27 per share.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2023 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

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

Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2023 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2023 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2023 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is Ernst & Young LLP, Raleigh, NC, Auditor Firm ID: 42.
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2023 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:

1.Financial Statements
See Index to Financial Statements at Item 8 herein.
2.Financial Statement Schedules
Schedules not listed above have been omitted because they are not required, not applicable, or the required information is otherwise included.
3.Exhibits

Exhibit Index

Exhibit number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
2.1	Reorganization Agreement, dated as of November 30, 2016, by and between Bandwidth.com, Inc. and Republic Wireless, Inc.	S-1	333-220945	2.1	10/13/2017
2.2	Share Purchase Agreement, by and between Bandwidth Inc. and Voicebox S.à r.l, Mr Itay Rosenfeld, Mr Stefaan Konings, Mr Dirk Hermans, Mr Gaetan Brichet and Stichting Administratiekantoor Voice, dated October 12, 2020.	8-K	001-38285	2.1	10/13/2020
3.1	Second Amended and Restated Certificate of Incorporation.	10-Q	001-38285	3.1	12/14/2017
3.2	Second Amended and Restated Bylaws.	10-Q	001-38285	3.2	12/14/2017
4.1	Investors’ Rights Agreement.	S-1	333-220945	4.2	10/13/2017
4.2	Form of Buy-Sell Agreement.	S-1	333-220945	4.3	10/13/2017
4.3	Description of Registrant’s Securities.				Filed herewith
4.4	Indenture, dated February 28, 2020, between Bandwidth Inc. and Wilmington Trust, National Association	8-K	001-38285	4.1	3/2/2020
4.5	Form of 0.250% Convertible Senior Notes due March 1, 2026 (included as Exhibit A to Exhibit 4.1)	8-K	001-38285	4.2	3/2/2020
4.6	Indenture, dated March 16, 2021, between Bandwidth Inc. and Wilmington Trust, National Association.	8-K	001-38285	4.1	3/16/2021
4.7	Form of 0.50% Convertible Senior Notes due April 1, 2028 (included as Exhibit A to Exhibit 4.1).	8-K	001-38285	4.2	3/16/2021
10.1	Form of Indemnification and Advancement Agreement between Bandwidth Inc. and its directors and certain officers.	10-K	001-38285	10.1	2/25/2022
10.2	2010 Equity Compensation Plan and forms of awards thereunder.	S-1	333-220945	10.4	10/13/2017
10.3	Employment Agreement, dated as of January 1, 2015, as amended on March 9, 2017, by and between Bandwidth.com, Inc. and David A. Morken.	S-1	333-220945	10.8	10/13/2017
10.4	Office Lease, by and between Venture Center LLC and Bandwidth.com, Inc., dated January 22, 2013, as amended to date.	S-1	333-220945	10.11	10/13/2017

10.5	Sublease, by and between Allied Telesis Capital Corporation and Bandwidth.com, Inc., dated December 1, 2015.	S-1	333-220945	10.12	10/13/2017
10.6	Transition Services Agreement, by and between Bandwidth.com, Inc. and Republic Wireless, Inc., dated November 30, 2016.	S-1	333-220945	10.14	10/13/2017
10.7	Transition Services Agreement, by and between Republic Wireless, Inc. and Bandwidth.com, Inc., dated November 30, 2016.	S-1	333-220945	10.15	10/13/2017
10.8	Tax Sharing Agreement, by and between Bandwidth.com, Inc. and Republic Wireless, Inc., dated November 30, 2016.	S-1	333-220945	10.16	10/13/2017
10.9	Employee Matters Agreement, by and between Bandwidth.com, Inc. and Republic Wireless, Inc., dated November 30, 2016.	S-1	333-220945	10.17	10/13/2017
10.10	Master Services Agreement, by and between Bandwidth.com, Inc. and Republic Wireless, Inc., dated November 30, 2016.	S-1	333-220945	10.18	10/13/2017
10.11	Master Service Agreement, by and between Level 3 Communications, LLC and Bandwidth.com, Inc, dated March 14, 2008, as amended to date.	S-1	333-220945	10.19	10/13/2017
10.12	Form of Conversion Lock-up Agreement between Bandwidth Inc. and the Key Holders.	S-1A	333-220945	10.2	10/30/2017
10.13	2017 Incentive Award Plan, and forms of award agreements thereunder.	S-1A	333-220945	10.21	10/30/2017
10.14	Office Lease, by and between Keystone-Centennial II, LLC and Bandwidth.com, Inc., dated January 12, 2018.	10-K	001-38285	10.22	2/26/2018
10.15	Office Lease, by and between WP Propco III, LLC and Bandwidth Inc., dated January 1, 2019, Venture III amendment.	10-K	001-38285	10.23	2/15/2019
10.16	Office Lease, by and between WP Propco III, LLC and Bandwidth Inc., dated January 1, 2019, Venture I amendment.	10-K	001-38285	10.24	2/15/2019
10.17	Credit and Security Agreement, dated as of November 4, 2016 as amended and restated as of March 1, 2019, among Bandwidth Inc., KeyBank National Association, and KeyBanc Capital Markets Inc.	8-K	001-38285	10.1	3/04/2019
10.18	Bill of Sale, dated May 29, 2019.	8-K	001-38285	10.2	6/3/2019
10.19	Assignment and Acceptance Agreement, between KeyBank National Association and Pacific Western Bank, dated June 4, 2019.	10-Q	001-38285	10.4	8/2/2019
10.20	Revenue Commitment Schedule, by and between Bandwidth Inc. and Republic Wireless, Inc., dated July 1, 2019.	10-Q	001-38285	10.5	8/2/2019
10.21	Services Agreement, by and between Bandwidth Inc. and Republic Wireless, Inc. dated September 30, 2019.	10-Q	001-38285	10.1	11/7/2019
10.22	Employment Agreement, dated as of December 6, 2019, by and between Bandwidth.com, Inc. and Rebecca Bottorff.	10-K	001-38285	10.30	2/21/2020
10.23	Confirmation of Base Capped Call Transaction, dated February 25, 2020, between Bandwidth Inc. and Barclays Bank PLC.	8-K	001-38285	10.1	3/2/2020
10.24	Confirmation of Base Capped Call Transaction, dated February 25, 2020, between Bandwidth Inc. and JPMorgan Chase Bank, National Association, New York Branch.	8-K	001-38285	10.2	3/2/2020
10.25	Confirmation of Base Capped Call Transaction, dated February 25, 2020, between Bandwidth Inc. and Bank of Montreal.	8-K	001-38285	10.3	3/2/2020
10.26	Confirmation of Base Capped Call Transaction, dated February 25, 2020, between Bandwidth Inc. and Morgan Stanley & Co. LLC.	8-K	001-38285	10.4	3/2/2020

10.27	Confirmation of Base Capped Call Transaction, dated February 25, 2020, between Bandwidth Inc. and Goldman Sachs & Co. LLC.	8-K	001-38285	10.5	3/2/2020
10.28	Confirmation of Additional Capped Call Transaction, dated February 26, 2020, between Bandwidth Inc. and Barclays Bank PLC.	8-K	001-38285	10.6	3/2/2020
10.29	Confirmation of Additional Capped Call Transaction, dated February 26, 2020, between Bandwidth Inc. and JPMorgan Chase Bank, National Association, New York Branch.	8-K	001-38285	10.7	3/2/2020
10.30	Confirmation of Additional Capped Call Transaction, dated February 26, 2020, between Bandwidth Inc. and Bank of Montreal.	8-K	001-38285	10.8	3/2/2020
10.31	Confirmation of Additional Capped Call Transaction, dated February 26, 2020, between Bandwidth Inc. and Morgan Stanley & Co. LLC.	8-K	001-38285	10.9	3/2/2020
10.32	Confirmation of Additional Capped Call Transaction, dated February 26, 2020, between Bandwidth Inc. and Goldman Sachs & Co. LLC.	8-K	001-38285	10.10	3/2/2020
10.33	Purchase and Sale Agreement with the State of North Carolina, dated June 15, 2020.	8-K	001-38285	10.1	6/17/2020
10.34	Management Warranty Deed, by and between Bandwidth Inc. and Mr Itay Rosenfeld, Mr Stefaan Konings, Mr Dirk Hermans and Mr Gaetan Brichet, dated October 12, 2020.	8-K	001-38285	10.1	10/13/2020
10.35	Registration Rights Agreement, by and between Bandwidth Inc. and Voicebox S.á r.l, dated Octonber 12, 2020.	8-K	001-38285	10.2	10/13/2020
10.36	Confirmation of Base Capped Call Transaction, dated March 11, 2021, between Bandwidth Inc. and Bank of Montreal.	8-K	001-38285	10.1	3/16/2021
10.37	Confirmation of Base Capped Call Transaction, dated March 11, 2021, between Bandwidth Inc. and Citibank, N.A.	8-K	001-38285	10.2	3/16/2021
10.38	Confirmation of Base Capped Call Transaction, dated March 11, 2021, between Bandwidth Inc. and Goldman Sachs & Co. LLC.	8-K	001-38285	10.3	3/16/2021
10.39	Confirmation of Base Capped Call Transaction, dated March 11, 2021, between Bandwidth Inc. and Morgan Stanley & Co. LLC.	8-K	001-38285	10.4	3/16/2021
10.40^	Purchase and Sale Agreement dated May 27, 2021, between Bandwidth Inc. and USEF Edwards Mill Owner, LLC.	8-K	001-38285	10.1	5/28/2021
10.41^	Lease Agreement dated May 27, 2021, between Bandwidth Inc. and USEF Edwards Mill Owner, LLC.	8-K	001-38285	10.2	5/28/2021
10.42	Escrow Agreement dated May 27, 2021, between Bandwidth Inc., USEF Edwards Mill Owner, LLC and Chicago Title Insurance Company.	8-K	001-38285	10.3	5/28/2021
10.43	Employment Agreement, dated July 6, 2021, between the Company and Daryl Raiford.	8-K	001-38285	10.1	7/8/2021
10.44	Employment Agreement, dated February 22, 2022, between the Company and Anthony F. Bartolo.	8-K	001-38285	10.1	2/22/2022
10.45	Employment Agreement, dated February 24, 2022, between the Company and R. Brandon Asbill.	10-K	001-38285	10.52	2/25/2022
10.46	Amended and Restated 2017 Incentive Award Plan.	10-Q	001-38285	10.2	5/6/2022
10.47	First Amendment to Lease Agreement, dated April 21, 2022, between Bandwidth Inc. and USEF Edwards Mill Owner, LLC.	10-Q	001-38285	10.3	5/6/2022
10.48	First Amendment to Escrow Agreement, dated April 21, 2022, between Bandwidth Inc., USEF Edwards Mill Owner, LLC and Chicago Title Insurance Company.	10-Q	001-38285	10.4	5/6/2022

10.49^	Senior Secured Credit Facilities Credit Agreement, among Bandwidth Inc., the several lenders from time to time party thereto, and Silicon Valley Bank, dated as of June 6, 2022.	10-Q	001-38285	10.1^	8/4/2022
10.50	Forms of Global Restricted Stock Unit Grant Notice and Global Restricted Stock Unit Agreement.				Filed herewith
10.51	First Amendment to Employment Agreement, dated March 24, 2022, between the Company and Anthony F. Bartolo.				Filed herewith
10.52	First Amendment to Employment Agreement, dated March 25, 2022, between the Company and Daryl E. Raiford.				Filed herewith
21.1	List of subsidiaries of Bandwidth Inc.				Filed herewith
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.				Filed herewith
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.	8-K/A	001-38285	23.1	1/14/2021
31.1	Certificate of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
101.INS	XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.				Filed herewith
101.SCH	XBRL Taxonomy Schema Document.				Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith
^    Certain of the exhibits to Exhibit 10.40, 10.41 and 10.49, as applicable, have been omitted in accordance with Regulation S-K Item 601. The Registrant agrees to furnish a copy of all omitted exhibits to the SEC upon its request.
*The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BANDWIDTH INC.

Date:	February 23, 2023	By:	/s/ David A. Morken
David A. Morken
Chief Executive Officer
(Principal Executive Officer)

Date:	February 23, 2023	By:	/s/ Daryl E. Raiford
Daryl E. Raiford
Chief Financial Officer
(Principal Financial Officer)

Date:	February 23, 2023	By:	/s/ Devin M. Krupka
Devin M. Krupka
Senior Vice President, Corporate Controller
(Principal Accounting Officer)

Date:	February 23, 2023	By:	/s/ John C. Murdock
John C. Murdock
Director

Date:	February 23, 2023	By:	/s/ Brian D. Bailey
Brian D. Bailey
Director

Date:	February 23, 2023	By:	/s/ Lukas M. Roush
Lukas M. Roush
Director

Date:	February 23, 2023	By:	/s/ Douglas A. Suriano
Douglas A. Suriano
Director

Date:	February 23, 2023	By:	/s/ Rebecca Bottorff
Rebecca Bottorff
Director