Form 10-Q
period 2023-03-31
Bandwidth Inc.
filed 2023-05-03
CIK 1514416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of April 28, 2023, 23,598,009 shares of the registrant’s Class A common stock and 1,965,170 shares of registrant’s Class B common stock were outstanding, respectively.

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
•our expectations about the impact of public health epidemics, such as COVID-19, or natural disasters on the global economy and our business, results of operations and financial condition;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BANDWIDTH INC.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	As of March 31,	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$85,298	$113,641
Marketable securities	38,214	71,231
Accounts receivable, net of allowance for doubtful accounts	63,224	74,465
Deferred costs	3,651	3,566
Prepaid expenses and other current assets	19,569	16,705
Total current assets	209,956	279,608
Property, plant and equipment, net	102,075	99,753
Operating right-of-use asset, net	8,447	9,993
Intangible assets, net	176,242	177,370
Deferred costs, non-current	4,935	4,938
Other long-term assets	28,192	31,251
Goodwill	331,275	326,405
Total assets	$861,122	$929,318
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,376	$26,750
Accrued expenses and other current liabilities	57,514	62,577
Current portion of deferred revenue	7,302	7,181
Advanced billings	7,322	10,049
Operating lease liability, current	6,476	7,450
Total current liabilities	94,990	114,007
Other liabilities	13,312	11,176
Operating lease liability, net of current portion	3,778	4,640
Deferred revenue, net of current portion	8,220	8,306
Deferred tax liability	34,328	38,466
Convertible senior notes	417,085	480,546
Total liabilities	571,713	657,141
Stockholders’ equity:
Class A and Class B common stock	26	25
Additional paid-in capital	370,814	364,913
Accumulated deficit	(44,936)	(48,547)
Accumulated other comprehensive loss	(36,495)	(44,214)
Total stockholders’ equity	289,409	272,177
Total liabilities and stockholders’ equity	$861,122	$929,318
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31,
	2023	2022

Revenue	$137,844	$131,364
Cost of revenue	82,191	75,950
Gross profit	55,653	55,414
Operating expenses:
Research and development	25,661	22,427
Sales and marketing	25,029	23,152
General and administrative	16,719	16,705
Total operating expenses	67,409	62,284
Operating loss	(11,756)	(6,870)
Other income, net
Net gain on extinguishment of debt	12,767	—
Other (expense) income, net	(528)	235
Total other income, net	12,239	235
Income (loss) before income taxes	483	(6,635)
Income tax benefit (provision)	3,128	(179)
Net income (loss)	$3,611	$(6,814)

Net income (loss) per share, basic and diluted
Basic	$0.14	$(0.27)
Diluted	$(0.28)	$(0.27)

Numerator used to compute net income (loss) per share:
Basic	$3,611	$(6,814)
Diluted	$(8,087)	$(6,814)

Weighted average number of common shares outstanding, basic and diluted
Basic	25,448,452	25,220,052
Diluted	29,273,258	25,220,052
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three months ended March 31,
	2023	2022
Net income (loss)	$3,611	$(6,814)
Other comprehensive income (loss)
Unrealized gain on marketable securities, net of income taxes	72	—
Foreign currency translation, net of income taxes	7,647	(10,516)
Total other comprehensive income (loss)	7,719	(10,516)
Total comprehensive income (loss)	$11,330	$(17,330)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Class A voting common stock		Class B voting common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2021	23,177,988	$23	1,965,170	$2	$502,477	$(13,040)	$(76,867)	$412,595
Exercises of vested stock options	16,095	—	—	—	125	—	—	125
Vesting of restricted stock units	144,977	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(30,029)	—	—	—	(1,751)	—	—	(1,751)
Adjustment to opening retained earnings due to adoption of ASU 2020-06	—	—	—	—	(156,248)	—	8,750	(147,498)
Foreign currency translation	—	—	—	—	—	(10,516)	—	(10,516)
Stock-based compensation	—	—	—	—	5,346	—	—	5,346
Net loss	—	—	—	—	—	—	(6,814)	(6,814)
Balance at March 31, 2022	23,309,031	23	1,965,170	2	349,949	(23,556)	(74,931)	251,487
Exercises of vested stock options	4,287	—	—	—	37	—	—	37
Vesting of restricted stock units	28,351	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(7,005)	—	—	—	(145)	—	—	(145)
Unrealized loss on marketable securities	—	—	—	—	—	(338)	—	(338)
Foreign currency translation	—	—	—	—	—	(29,775)	—	(29,775)
Stock-based compensation	—	—	—	—	4,821	—	—	4,821
Net loss	—	—	—	—	—	—	(6,248)	(6,248)
Balance at June 30, 2022	23,334,664	23	1,965,170	2	354,662	(53,669)	(81,179)	219,839
Vesting of restricted stock units	30,395	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(6,856)	—	—	—	(89)	—	—	(89)
Unrealized gain on marketable securities	—	—	—	—	—	458	—	458
Foreign currency translation	—	—	—	—	—	(29,702)	—	(29,702)
Stock-based compensation	—	—	—	—	4,892	—	—	4,892
Net loss	—	—	—	—	—	—	(802)	(802)
Balance at September 30, 2022	23,358,203	23	1,965,170	2	359,465	(82,913)	(81,981)	194,596
Exercises of vested stock options	86	—	—	—	1	—	—	1
Vesting of restricted stock units	27,511	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(6,800)	—	—	—	(149)	—	—	(149)
Unrealized gain on marketable securities	—	—	—	—	—	194	—	194
Foreign currency translation	—	—	—	—	—	38,138	—	38,138
Unrealized gain on employee benefit pension plan	—	—	—	—	—	367	—	367
Stock-based compensation	—	—	—	—	5,596	—	—	5,596
Net income	—	—	—	—	—	—	33,434	33,434
Balance at December 31, 2022	23,379,000	23	1,965,170	2	364,913	(44,214)	(48,547)	272,177
Exercises of vested stock options	22,975	—	—	—	155	—	—	155
Vesting of restricted stock units	171,950	1	—	—	—	—	—	1

BANDWIDTH INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Class A voting common stock		Class B voting common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount

Equity awards withheld for tax liability	(43,325)	—	—	—	(903)	—	—	(903)
Unrealized gain on marketable securities	—	—	—	—	—	72	—	72
Foreign currency translation	—	—	—	—	—	7,647	—	7,647
Stock-based compensation	—	—	—	—	6,649	—	—	6,649
Net income	—	—	—	—	—	—	3,611	3,611
Balance at March 31, 2023	23,530,600	$24	1,965,170	$2	$370,814	$(36,495)	$(44,936)	$289,409
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities
Net income (loss)	$3,611	$(6,814)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	8,894	9,170
Non-cash reduction to the right-of-use asset	1,601	1,910
Amortization of debt discount and issuance costs	1,011	760
Stock-based compensation	7,378	5,346
Deferred taxes and other	(4,683)	94
Net gain on extinguishment of debt	(12,767)	—
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	11,335	(7,416)
Prepaid expenses and other assets	(1,509)	(11,334)
Accounts payable	(10,707)	11
Accrued expenses and other liabilities	(8,619)	3,690
Operating right-of-use liability	(1,899)	(2,112)
Net cash used in operating activities	(6,354)	(6,695)
Cash flows from investing activities
Purchase of property, plant and equipment	(2,889)	(5,272)
Capitalized software development costs	(1,657)	(653)
Purchase of marketable securities	(10,849)	—
Proceeds from sales and maturities of marketable securities	43,938	—
Proceeds from sale of business	418	—
Net cash provided by (used in) investing activities	28,961	(5,925)
Cash flows from financing activities
Payments on finance leases	(55)	(48)
Net cash paid for debt extinguishment	(51,146)	—
Proceeds from exercises of stock options	155	125
Value of equity awards withheld for tax liabilities	(1,016)	(1,701)
Net cash used in financing activities	(52,062)	(1,624)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	308	(1,056)
Net decrease in cash, cash equivalents, and restricted cash	(29,147)	(15,300)
Cash, cash equivalents, and restricted cash, beginning of period	114,622	332,289
Cash, cash equivalents, and restricted cash, end of period	$85,475	$316,989

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$85,298	$316,008
Restricted cash included in prepaid expenses and other current assets	177	981
Total cash, cash equivalents, and restricted cash, end of period	$85,475	$316,989

Supplemental disclosure of cash flow information
Cash (received from) paid for interest	$(334)	$472
Cash (refunded) paid for taxes, net	$(553)	$36
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$3,453

Supplemental disclosure of noncash investing and financing activities
Purchase of property, plant and equipment, accrued but not paid	$1,348	$433
Lease incentive	$2,155	$1,152
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 23, 2023.
The condensed consolidated balance sheet as of December 31, 2022, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures, including certain notes required by GAAP on an annual reporting basis.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive income (loss) and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2023 or any future period.
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

Notes to Condensed Consolidated Financial Statements (continued)

reasonable, due to the inherent uncertainty involved in making these estimates, actual results reported in future periods could differ from those estimates.
Marketable Securities
The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. The Company may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies investments with maturities greater than 90 days as marketable securities in the accompanying condensed consolidated balance sheets. The Company evaluates its investments to assess whether the amortized cost basis is in excess of estimated fair value and determines what amount of that difference, if any, is caused by expected credit losses. Allowances for credit losses are recognized as a charge in other (expense) income, net on the condensed consolidated statements of operations, and any remaining unrealized losses are included in accumulated other comprehensive loss on the condensed consolidated balance sheets. Due to the nature and investment grade of the Company’s marketable securities, there were no credit losses recorded for the three months ended March 31, 2023. There have been no impairment charges for any unrealized losses during the period.
Accounts Receivable and Current Expected Credit Losses
Accounts receivable are stated at realizable value, net of allowances, which includes an allowance for doubtful accounts and a reserve for expected credit losses. The allowance for doubtful accounts is based on management’s assessment of the collectability of its customer accounts. The Company regularly reviews the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, current economic trends, and reasonable and supportable forecasts about the future. Relevant risk characteristics include customer size and historical loss patterns. Management has evaluated the expected credit losses related to trade accounts receivable and determined that an allowance of approximately $1.4 million and $1.2 million for uncollectible accounts and customer balances that are disputed was required as of March 31, 2023 and December 31, 2022, respectively. Refer to Note 4, “Financial Statement Components” to these condensed consolidated financial statements, for a rollforward of the components of the allowances as of March 31, 2023 and December 31, 2022.
The Company includes unbilled receivables in its accounts receivable balance. Generally, these receivables represent earned revenue from services provided to customers, which will be billed in the next billing cycle. All amounts are considered collectible and billable. As of March 31, 2023 and December 31, 2022, unbilled receivables were $37.4 million and $33.9 million, respectively.
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
With regard to customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As of March 31, 2023 and December 31, 2022, no individual customer represented more than 10% of the Company’s accounts receivable, net of allowance for doubtful accounts.
For the three months ended March 31, 2023 and 2022, no individual customer represented more than 10% of the Company’s revenue.

Notes to Condensed Consolidated Financial Statements (continued)

Recently Adopted Accounting Standards
The Company did not adopt any accounting pronouncements during the three months ended March 31, 2023.
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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value as of March 31, 2023 and December 31, 2022 because of the relatively short duration of these instruments. Marketable securities consist of time deposits, corporate debt securities, U.S. treasury securities, and commercial paper not otherwise classified as cash equivalents. All marketable securities are considered to be available-for-sale and are recorded at their estimated fair values. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive loss.

Notes to Condensed Consolidated Financial Statements (continued)

The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following tables summarize the Company’s financial assets measured at fair value as of March 31, 2023 and December 31, 2022:

	Amortized cost or carrying value	Unrealized gains	Unrealized losses	Fair value measurements on a recurring basis March 31, 2023
				Level 1	Level 2	Level 3	Total

	(In thousands)
Financial assets:
Cash and cash equivalents:
Money market account	$48,724	$—	$—	$48,724	$—	$—	$48,724
U.S. treasury securities	989	—	—	989	—	—	989
Commercial paper	12,955	—	—	12,955	—	—	12,955
Total included in cash and cash equivalents	62,668	—	—	62,668	—	—	62,668
Marketable securities:
U.S. treasury securities	9,306	115	—	9,421	—	—	9,421
Corporate debt securities	8,664	—	(22)	—	8,642	—	8,642
Commercial paper	19,858	293	—	20,151	—	—	20,151
Total marketable securities	37,828	408	(22)	29,572	8,642	—	38,214
Total financial assets	$100,496	$408	$(22)	$92,240	$8,642	$—	$100,882

	Amortized cost or carrying value	Unrealized gains	Unrealized losses	Fair value measurements on a recurring basis December 31, 2022
				Level 1	Level 2	Level 3	Total

	(In thousands)
Financial assets:
Cash and cash equivalents:
Money market account	$36,728	$—	$—	$36,728	$—	$—	$36,728
Commercial paper	28,254	—	—	28,254	—	—	28,254
Total included in cash and cash equivalents	64,982	—	—	64,982	—	—	64,982
Marketable securities:
Time deposits	6,645	—	(15)	6,630	—	—	6,630
U.S. treasury securities	14,718	74	—	14,792	—	—	14,792
Corporate debt securities	23,412	—	(97)	—	23,315	—	23,315
Commercial paper	26,142	352	—	26,494	—	—	26,494
Total marketable securities	70,917	426	(112)	47,916	23,315	—	71,231
Total financial assets	$135,899	$426	$(112)	$112,898	$23,315	$—	$136,213

Notes to Condensed Consolidated Financial Statements (continued)

The Company classifies its marketable securities as current assets as they are available for current operating needs. The following table summarizes the contractual maturities of marketable securities as of March 31, 2023:

	Amortized cost	Aggregate fair value

	(In thousands)
Financial assets:
Less than one year	$37,828	$38,214
Total	$37,828	$38,214
As of March 31, 2023, the marketable securities were in an unrealized gain position. The Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. As of March 31, 2023, the Company anticipates that it will recover the entire amortized cost basis of its marketable securities before maturity.
During the three months ended March 31, 2023, there were $26.2 million in maturities of marketable securities. Proceeds from sales of marketable securities were $17.7 million for the three months ended March 31, 2023. The Company determines realized gains and losses on sale of marketable securities using the specific identification method and records such gains and losses in other (expense) income, net on the condensed consolidated statements of operations. Interest earned on marketable securities was $0.3 million for the three months ended March 31, 2023. The interest is recorded in other (expense) income, net, on the accompanying condensed consolidated statements of operations. As of March 31, 2023, the accrued interest receivable, net of allowance for credit losses, was $0.2 million. Accrued interest receivable is recorded in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.
As of March 31, 2023, the fair value of the 2026 Convertible Notes and 2028 Convertible Notes, as further described in Note 8, “Debt,” to these condensed consolidated financial statements, was approximately $136.2 million and $161.9 million, respectively. As of December 31, 2022, the fair value of the 2026 Convertible Notes and the 2028 Convertible Notes was approximately $180.9 million and $156.5 million, respectively. The fair value was determined based on the closing price for the Convertible Notes on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.

4. Financial Statement Components
Accounts receivable, net of allowances consist of the following:

	As of March 31,	As of December 31,
	2023	2022

	(In thousands)
Trade accounts receivable	$27,021	$40,332
Unbilled accounts receivable	37,387	33,863
Allowance for doubtful accounts and reserve for expected credit losses	(1,382)	(1,191)
Other accounts receivable	198	1,461
Total accounts receivable, net	$63,224	$74,465

Notes to Condensed Consolidated Financial Statements (continued)

Components of allowance for doubtful accounts and reserve for expected credit losses are as follows:

	Three months ended March 31,
	2023	2022

	(In thousands)
Allowance for doubtful accounts:
Balance, beginning of period	$(1,191)	$(1,661)
Charged to bad debt expense, net of reversals	(304)	(141)
Deductions (1)	148	111
Impact of foreign currency translation	(35)	11
Balance, end of period	$(1,382)	$(1,680)

________________________
(1) Write-off of uncollectible accounts after all collection efforts have been exhausted.

Accrued expenses and other current liabilities consisted of the following:

	As of March 31,	As of December 31,
	2023	2022

	(In thousands)
Accrued expense	$34,575	$29,990
Accrued compensation and benefits	9,912	21,595
Accrued sales, use, VAT and telecommunications related taxes	7,373	7,799
Current portion of finance lease	120	143
Income tax payable	4,569	2,235
Other accrued expenses	965	815
Total accrued expenses and other current liabilities	$57,514	$62,577

5. Right-of-Use Asset and Lease Liabilities
The Company has entered into various operating lease agreements for office space and finance lease agreements for automobiles.
As of March 31, 2023, the Company had various leased properties in the United States and internationally, with remaining lease terms of two months to 3.75 years, some of which include options to extend the leases for up to 5 years. None of the options to extend the leases are recognized in operating lease right-of-use (“ROU”) assets or lease liabilities. The Company has one lease with an early-termination option, which it does not expect to exercise.

Notes to Condensed Consolidated Financial Statements (continued)

The components of lease expense recorded in the condensed consolidated statements of operations were as follows:

	Three months ended March 31,
	2023	2022

	(In thousands)
Operating lease cost	$1,733	$2,138
Finance lease cost:
Depreciation of assets	41	50
Interest on lease liabilities	4	3
Sublease income	—	(96)
Total net lease cost	$1,778	$2,095
During the three months ended March 31, 2023 and 2022, short-term operating lease expense was $0.2 million and $0.1 million, respectively.

Supplemental balance sheet information related to leases was as follows:

		As of March 31,	As of December 31,
Leases	Classification	2023	2022

		(In thousands)
Assets:
Operating lease assets	Operating right-of-use asset, net (1)	$8,447	$9,993
Finance lease assets	Property, plant and equipment, net (2)	270	307
Total lease assets		$8,717	$10,300

Liabilities:
Current
Operating	Operating lease liability, current	$6,476	$7,450
Finance	Accrued expenses and other current liabilities	120	143
Non-current
Operating	Operating lease liability, net of current portion	3,778	4,640
Finance	Other liabilities	144	172
Total lease liabilities		$10,518	$12,405
________________________
(1) Operating lease assets are recorded net of accumulated amortization of $20.7 million and $17.7 million as of March 31, 2023 and December 31, 2022, respectively.
(2) Finance lease assets are recorded net of accumulated depreciation of $0.4 million and $0.3 million as of March 31, 2023 and December 31, 2022, respectively.

Notes to Condensed Consolidated Financial Statements (continued)

Supplemental cash flow and other information related to leases was as follows:

	Three months ended March 31,
	2023	2022

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,899	$2,112
Financing cash flows from finance leases	55	48
	$1,954	$2,160

Weighted average remaining lease term (in years)
Operating leases	2.00	2.64
Finance leases	2.39	2.46

Weighted average discount rate
Operating leases	4.60%	4.57%
Finance leases	5.59%	3.93%

Maturities of lease liabilities were as follows:

	As of March 31,
	2023
	Operating Leases	Finance Leases

	(In thousands)
2023 (remaining)	$5,695	$101
2024	2,623	108
2025	1,597	54
2026	665	21
Total lease payments	10,580	284
Less: imputed interest	(326)	(20)
Total lease obligations	10,254	264
Less: current obligations	(6,476)	(120)
Long-term lease obligations	$3,778	$144
Future Corporate Headquarters
On June 4, 2021, the Company purchased approximately 40 acres of undeveloped land (the “Property”) in Raleigh, North Carolina, from the State of North Carolina (the “State”) for $30.0 million. Additionally, as consideration for the Property, the Company agreed to construct, at its expense, a parking lot and related improvements (the “Parking Improvements”) on land owned by the State adjacent to the Property. Subsequent to the purchase of the Property, the Company sold a portion of the Property constituting approximately 23.76 acres (the “Conveyed Parcel”) to USEF Edwards Mill Owner, LLC (the “Developer”) for $17.5 million. The Company retained approximately 17.06 acres of the Property, which was recorded at cost and is included in the Company’s condensed consolidated balance sheets as a component of property, plant and equipment, net. A lease incentive was recognized for the difference between the consideration received from the Developer for the Conveyed Parcel and the cost basis of the Conveyed Parcel and is included as a component of other liabilities on the condensed

Notes to Condensed Consolidated Financial Statements (continued)

consolidated balance sheets. As of March 31, 2023, the balance of the lease incentive, including additional incentives obtained during project development, was $12.6 million.
On May 27, 2021, the Company entered into a Lease Agreement (the “Lease”) with the Developer for the Conveyed Parcel, together with improvements for office and related infrastructure to be constructed thereon, collectively constituting approximately 534,000 gross square feet (the “Project”). The lease became effective upon closing of the sale of the Conveyed Parcel to the Developer. When construction of the Project is completed, the Company intends to relocate its corporate headquarters to the Project. The lease term will commence upon substantial completion of the final building to be delivered, as evidenced by a certificate of occupancy issued by the City of Raleigh (the “Commencement Date”), and continue for a period of twenty (20) years (the “Initial Term”). It is anticipated that the Commencement Date will occur in mid-2023. The Company has the option to renew the Initial Term for two ten-year periods at a rental rate equal to 100% of the then-prevailing market rental rate for comparable buildings in the Raleigh, North Carolina, market. Upon the effective date, the Company deposited $2.5 million with the Developer as security on the lease. Additionally, the Company made deposits of $21.7 million to fund certain improvements expected to be constructed as part of the development of the Project. Deposits are recorded in other long-term assets on the Company’s condensed consolidated balance sheets.
No ROU assets or lease liabilities have been recognized in connection with the lease as of March 31, 2023. Future lease payments are included in Note 12, “Commitments and Contingencies.”

6. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	As of March 31,	As of December 31,
	2023	2022

	(In thousands)
Furniture and fixtures	$16,768	$16,494
Computer and office equipment	14,702	14,160
Telecommunications equipment	79,713	80,251
Leasehold improvements	7,216	6,410
Software	8,378	7,051
Internal-use software development	25,451	23,677
Automobile	675	665
Land	25,216	23,090
Total cost	178,119	171,798
Less—accumulated depreciation	(76,044)	(72,045)
Total property, plant and equipment, net	$102,075	$99,753
The Company capitalized $1.7 million and $0.7 million of software development costs for the three months ended March 31, 2023 and 2022, respectively.
Amortization expense related to capitalized software development costs were $0.7 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, unamortized implementation costs related to cloud computing arrangements are $0.3 million, of which $0.2 million are included in prepaid expenses and other current assets and $0.1 million are included in other long-term assets.
The Company leases automobiles under leases accounted for as finance leases with expiration dates ranging from April 24, 2023 to October 5, 2026. As of March 31, 2023, cost and accumulated depreciation of the assets under finance leases recorded by the Company were $0.7 million and $0.4 million, respectively.

Notes to Condensed Consolidated Financial Statements (continued)

The Company recognized depreciation expense, which includes amortization of capitalized software development costs, as follows:

	Three months ended March 31,
	2023	2022

	(In thousands)
Cost of revenue	$3,529	$3,376
Research and development	512	592
Sales and marketing	309	334
General and administrative	270	302
Total depreciation expense	$4,620	$4,604

7. Intangible Assets
Intangible Assets
Intangible assets, net consisted of the following as of March 31, 2023:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Amortization Period

	(In thousands)			(In years)
Customer relationships	$143,795	$(27,773)	$116,022	15 - 20
Developed technology	78,588	(18,992)	59,596	10
Other, definite lived	2,828	(2,828)	—	2 - 7
Licenses, indefinite lived	624	—	624	Indefinite
Total intangible assets, net	$225,835	$(49,593)	$176,242
Intangible assets, net consisted of the following as of December 31, 2022:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Amortization Period

	(In thousands)			(In years)
Customer relationships	$141,146	$(25,037)	$116,109	15 - 20
Developed technology	77,409	(16,772)	60,637	10
Other, definite lived	2,828	(2,828)	—	2 - 7
Licenses, indefinite lived	624	—	624	Indefinite
Total intangible assets, net	$222,007	$(44,637)	$177,370

Notes to Condensed Consolidated Financial Statements (continued)

The Company recognized amortization expense as follows:

	Three months ended March 31,
	2023	2022

	(In thousands)
Cost of revenue	$1,945	$2,032
Sales and marketing	2,329	2,534
Total amortization expense	$4,274	$4,566
The remaining weighted average amortization period for definite lived intangible assets is 10.8 years.
Future estimated amortization expense for definite lived intangible assets is as follows:

As of March 31,
2023

(In thousands)
2023 (remaining)	$12,954
2024	17,272
2025	17,272
2026	17,272
2027	17,272
Thereafter	93,576
$175,618

8. Debt
Revolving Credit Facility
On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. As a result, SVB ceased normal banking operations for a period of time. Given these circumstances, on March 14, 2023 (the “Notice Date”), the Company gave notice to SVB of its desire and intent to terminate the commitments (the “Termination”) under that certain credit agreement, dated as of June 6, 2022 (the “Credit Agreement”), among the Company, as borrower, the lenders from time to time party thereto, and SVB, as administrative agent, issuing lender and swingline lender. As of the Notice Date, there were no outstanding borrowings under the Credit Agreement. The Termination became effective on March 15, 2023.
As of March 31, 2023, there were no outstanding debt issuance costs. As of December 31, 2022, unamortized debt issuance costs were $0.4 million, of which $0.2 million were included in prepaid expenses and other current assets and $0.2 million were included in other long-term assets.
Convertible Senior Notes and Capped Call Transactions
2026 Convertible Notes
In February, 2020, the Company issued $400.0 million aggregate principal amount of 0.25% Convertible Notes due 2026 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act (the “2026 Convertible Notes”). The interest on the 2026 Convertible Notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2020. The 2026 Convertible Notes will mature on March 1, 2026, unless earlier repurchased, redeemed by the Company, or converted pursuant to their terms. The total net proceeds from the 2026 Convertible Notes, after deducting initial purchaser discounts, costs

Notes to Condensed Consolidated Financial Statements (continued)

related to the 2026 Capped Calls (as defined herein), and debt issuance costs, paid by the Company, were approximately $344.7 million. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, was amortized to interest expense at an annual effective interest rate of 0.509% over the contractual terms of the 2026 Convertible Notes.
Each $1,000 principal amount of the 2026 Convertible Notes is initially convertible into 10.9857 shares of the Company’s Class A common stock, par value $0.001 per share, which is equivalent to an initial conversion price of approximately $91.03 per share.
During March 2023, the Company entered into separate, privately negotiated repurchase agreements with a limited number of holders of the 2026 Convertible Notes to repurchase (the “Repurchases”) approximately $65.0 million aggregate principal amount of the 2026 Convertible Notes for an aggregate cash price of approximately $51.3 million. The Repurchases closed on March 6, 2023. The Company had previously entered into capped call transactions with certain financial institutions in connection with the 2026 Convertible Notes. All of these transactions are expected to remain in effect notwithstanding the Repurchases. Following these Repurchases, and the approximate $160.0 million repurchases that closed in November 2022, approximately $175.0 million principal amount of the 2026 Convertible Notes remain outstanding. The difference between the consideration used to repurchase the 2026 Convertible Notes and the carrying value of the 2026 Convertible Notes resulted in a gain of $12.8 million recorded within net gain on extinguishment of debt on the Company’s condensed consolidated statements of operations in the three months ended March 31, 2023.
2028 Convertible Notes
In March 2021, the Company issued $250.0 million aggregate principal amount of 0.50% Convertible Notes due 2028 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act (the “2028 Convertible Notes” and, together with the 2026 Convertible Notes, the “Convertible Notes”). The interest on the 2028 Convertible Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021. The 2028 Convertible Notes will mature on April 1, 2028, unless earlier repurchased, redeemed by the Company, or converted pursuant to their terms. The total net proceeds from the 2028 Convertible Notes, after deducting initial purchaser discounts, costs related to the 2028 Capped Calls (as defined herein), and debt issuance costs, paid by the Company, were approximately $217.0 million. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, was amortized to interest expense at an annual effective interest rate of 0.442% over the contractual terms of the 2028 Convertible Notes.
Each $1,000 principal amount of the 2028 Convertible Notes is initially convertible into 5.5781 shares of the Company’s Class A common stock, par value $0.001 per share, which is equivalent to an initial conversion price of approximately $179.27 per share.
Other Terms of the Convertible Notes
The Convertible Notes are effectively subordinated to the Company’s future senior secured indebtedness to the extent of the value of the collateral securing that indebtedness. The Convertible Notes are the senior, unsecured obligations of the Company and are equal in right of payment with the Company’s future senior unsecured indebtedness, if any, senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the Convertible Notes and the Convertible Notes will be structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and preferred equity, if any, of the Company’s subsidiaries. The Convertible Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the indenture governing the applicable Convertible Notes (each, a “Notes Indenture” and collectively, the “Notes Indentures”) or if the Convertible Notes are not freely tradeable as required by the applicable Notes Indenture.
The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change (which includes the calling of any Convertible Notes for redemption), as defined in the applicable Notes Indenture,

Notes to Condensed Consolidated Financial Statements (continued)

the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change or during the relevant redemption period.
The Company may redeem the Convertible Notes at its option, on or after March 6, 2023 for the 2026 Convertible Notes, and on or after April 6, 2025 for the 2028 Convertible Notes, in each case, at a cash redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, subject to certain conditions. No sinking fund is provided for the Convertible Notes.
The Convertible Notes will be convertible at certain times and upon the occurrence of certain events in the future. Further, on or after September 1, 2025 for the 2026 Convertible Notes, and on or after October 1, 2027 for the 2028 Convertible Notes, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Convertible Notes may convert all or a portion of their Convertible Notes regardless of these conditions. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Class A common stock, or a combination of cash and shares of Class A common stock, at the Company’s election. It is the Company’s current intent to settle the principal amount of the Convertible Notes with cash.
During the three months ended March 31, 2023, the conditions allowing the holders of the 2026 Convertible Notes and the 2028 Convertible Notes to convert were not met. The Convertible Notes may be convertible thereafter if one or more of the conversion conditions specified in each respective Notes Indenture are satisfied during future measurement periods. The Company continues to classify the Convertible Notes as a long-term liability in its condensed consolidated balance sheets as of March 31, 2023, based on contractual settlement provisions.
Upon the occurrence of a fundamental change (as defined in the applicable Notes Indenture) prior to the maturity date, holders may require the Company to repurchase all or a portion of the 2026 Convertible Notes or 2028 Convertible Notes for cash at a price equal to the principal amount of the Convertible Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The net carrying amount of the liability components of the 2026 Convertible Notes and the 2028 Convertible Notes were as follows:

	As of March 31,	As of December 31,
	2023	2022

2026 Convertible Notes:	(In thousands)
Principal	$175,000	$240,000
Unamortized debt issuance costs	(2,533)	(3,805)
2026 Convertible Notes net carrying amount	172,467	236,195

2028 Convertible Notes:
Principal	250,000	250,000
Unamortized debt issuance costs	(5,382)	(5,649)
2028 Convertible Notes net carrying amount	244,618	244,351
Total net carrying amount	$417,085	$480,546

Notes to Condensed Consolidated Financial Statements (continued)

The following table sets forth the interest expense recognized related to the 2026 and 2028 Convertible Notes:

	Three months ended March 31,
	2023	2022

2026 Convertible Notes:	(In thousands)
Contractual interest expense	$138	$250
Amortization of debt issuance costs	296	495
Total interest expense related to the 2026 Convertible Notes	434	745

2028 Convertible Notes:
Contractual interest expense	313	313
Amortization of debt issuance costs	266	265
Total interest expense related to the 2028 Convertible Notes	579	578
Total interest expense	$1,013	$1,323

Capped Calls
In connection with the offering of the 2026 Convertible Notes and the 2028 Convertible Notes, the Company entered into privately negotiated capped call transactions with certain counterparties (the “2026 Capped Calls” and the “2028 Capped Calls,” respectively and, collectively, the “Capped Calls”). The initial strike price of the Convertible Notes corresponds to the initial conversion price of the 2026 Convertible Notes and the 2028 Convertible Notes. The Capped Calls are generally intended to reduce or offset the potential dilution to the Class A common stock upon any conversion of the 2026 Convertible Notes and 2028 Convertible Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The Capped Calls expire on the earlier of (i) the last day on which any convertible securities remain outstanding and (ii) March 1, 2026 for the 2026 Capped Calls and April 1, 2028 for the 2028 Capped Calls, subject to earlier exercise. The Capped Calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including changes in law, insolvency filings, and hedging disruptions. The Capped Call transactions are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost to purchase the Capped Calls was recorded as a reduction to additional paid-in capital in the accompanying condensed consolidated balance sheets.
The following table sets forth key terms and costs incurred for the Capped Calls related to the Convertible Notes:

	2026 Convertible Notes	2028 Convertible Notes

	(In thousands, except share and per share amounts)
Initial approximate strike price per share, subject to certain adjustments	$91.03	$179.27
Initial cap price per share, subject to certain adjustments	$137.40	$260.76
Net costs incurred	$43,320	$25,500
Class A common stock covered, subject to anti-dilution adjustments	4,394,276	1,394,525
All of the Capped Calls were outstanding as of March 31, 2023.

Notes to Condensed Consolidated Financial Statements (continued)

9. Geographic Information
The Company generates its revenue primarily in North America. Revenue by geographic area is detailed in the table below (which is apportioned based on the destination of the service):

	Three months ended March 31,
	2023	2022

	(In thousands)
North America	$115,709	$109,935
Rest of World	22,135	21,429
Total	$137,844	$131,364

During the three months ended March 31, 2023, the Company changed its methodology for apportioning the revenue by geographic area, from basing the revenue on the customer billing address to basing the revenue on the destination of the service, in order to provide a more transparent metric and to be consistent with other information provided publicly. Accordingly, all periods presented have been conformed to the updated methodology.
The Company’s long-lived assets were primarily held in North America as of March 31, 2023 and December 31, 2022. As of March 31, 2023 and December 31, 2022, long-lived assets held outside of North America were $9.0 million and $11.9 million, respectively.

10. Stockholders’ Equity
Preferred Stock
As of March 31, 2023 and December 31, 2022, the Company had authorized 10,000,000 shares of undesignated preferred stock, par value $0.001, of which no shares were issued and outstanding.
Common Stock
As of March 31, 2023 and December 31, 2022, the Company had authorized 100,000,000 shares of Class A common stock, par value $0.001 per share, with one vote per share and 20,000,000 shares of Class B common stock, par value $0.001 per share, with ten votes per share.
As of March 31, 2023, 23,530,600 and 1,965,170 shares of Class A common stock and Class B common stock, respectively, were issued and outstanding.
As of December 31, 2022, 23,379,000 and 1,965,170 shares of Class A common stock and Class B common stock, respectively, were issued and outstanding.

Notes to Condensed Consolidated Financial Statements (continued)

Reserved Shares
The Company had reserved shares of Class A common stock for issuance under stock-based award agreements as follows:

	As of March 31,	As of December 31,
	2023	2022
Stock options issued and outstanding	136,479	159,741
Nonvested restricted stock units issued and outstanding	2,475,656	2,607,106
Stock-based awards available for grant under the 2017 Plan (1)	3,051,143	1,879,368
	5,663,278	4,646,215
________________________
(1) As of March 31, 2023, the amount excludes an increase of 2,500,000 shares pursuant to the Second Amended and Restated 2017 Incentive Award Plan, effective February 21, 2023 and subject to approval of the Company’s stockholders at the annual stockholders’ meeting to be held on May 18, 2023.

11. Stock-Based Compensation
Stock Options
The following summarizes the stock option activity for the periods presented:

	Number of options outstanding	Weighted- average exercise price (Per share)	Weighted- average remaining contract life (In years)	Aggregate intrinsic value (In thousands)
Outstanding as of December 31, 2022	159,741	$10.42	2.57	$2,001
Granted	—	—
Exercised	(22,975)	6.74
Forfeited or cancelled	(287)	9.16
Outstanding as of March 31, 2023	136,479	$11.05	2.70	$710

Options vested and exercisable at March 31, 2023	136,479	$11.05	2.70	$710
Options vested and expected to vest as of March 31, 2023	136,479	$11.05	2.70	$710
Aggregate intrinsic value of stock options exercised was $0.2 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively.
No options were granted for the three months ended March 31, 2023.
As of March 31, 2023, the Company had no unrecognized compensation cost related to non-vested stock options. All outstanding stock options were fully vested prior to December 31, 2022.

Notes to Condensed Consolidated Financial Statements (continued)

Restricted Stock Units
The following summarizes the restricted stock unit (“RSU”) activity for the period presented:

	Number of awards outstanding	Weighted-average grant date fair value (Per share)
Nonvested RSUs as of December 31, 2022	2,607,106	$32.33
Granted	76,196	15.90
Vested	(171,950)	63.29
Forfeited or cancelled	(35,696)	27.66
Nonvested RSUs as of March 31, 2023	2,475,656	$29.74
As of March 31, 2023, total unrecognized compensation cost related to non-vested RSUs was $65.5 million, which will be amortized over a weighted-average period of 2.63 years.
Stock-Based Compensation Expense
The Company recognized total stock-based compensation expense as follows:

	Three months ended March 31,
	2023	2022

	(In thousands)
Cost of revenue	$192	$99
Research and development	3,141	1,868
Sales and marketing	1,237	899
General and administrative	2,808	2,480
Total	$7,378	$5,346

12. Commitments and Contingencies
Operating Leases
The Company leases office space under operating lease agreements that expire over the next 3.75 years. As of March 31, 2023, the Company has $14.9 million in future minimum rent payments for its current office space. See Note 5, “Right-of-Use Asset and Lease Liabilities” to the condensed consolidated financial statements, for additional details on the Company’s operating lease commitments.
Contractual Obligations
As of March 31, 2023, the Company has $15.5 million in non-cancellable purchase obligations, consisting of primarily network equipment maintenance and software license contracts, of which $12.1 million will be fulfilled within one year.

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

13. Income Taxes
At the end of each interim reporting period, the Company determines the income tax provision by using an estimate of the annual effective tax rate, adjusted for discrete items occurring in the quarter. The effective income tax rate reflects the effect of federal, state and international income taxes and the permanent impacts of differences in book and tax accounting.
The Company’s effective tax rate was (647.6)% and (2.7)% for the three months ended March 31, 2023 and 2022, respectively. The decrease in the effective tax rate is primarily due to the near breakeven year-to-date pre-tax income of $0.5 million in relation to the increase in tax benefit resulting from additional operating losses outside of the U.S., which are not offset by a valuation allowance.
Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of March 31, 2023, the Company continues to maintain a valuation allowance for its U.S. federal and state net deferred tax assets.
The Company’s effective tax rate for the three months ended March 31, 2023 differed from the federal statutory tax rate of 21.0% in the U.S. primarily due to a significant tax benefit resulting from operating losses outside of the U.S., which are not offset by a valuation allowance, as well as total operating income being close to breakeven for the quarter.

14. Related Parties
The Company has certain involvement with Relay via an ongoing Master Agreement and a Facilities Sharing Agreement. Amounts charged under these arrangements totaled less than $0.1 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively, and are included in revenue on the Company’s

Notes to Condensed Consolidated Financial Statements (continued)

condensed consolidated statements of operations. Amounts due under these arrangements totaled less than $0.1 million as of March 31, 2023 and December 31, 2022, respectively, and are reported in accounts receivable, net of allowance for doubtful accounts in the accompanying condensed consolidated balance sheets.

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
The components of basic and diluted income (loss) per share are as follows:

	Three months ended March 31,
	2023	2022

	(In thousands, except share and per share amounts)
Earnings per share
Net income (loss) attributable to common stockholders	$3,611	$(6,814)
Net income (loss) per share:
Basic	$0.14	$(0.27)
Diluted	$(0.28)	$(0.27)
Numerator used to compute net income (loss) per share:
Basic	$3,611	$(6,814)
Net gain on extinguishment of debt, net of taxes	(12,707)	—
Interest expense on convertible notes, net of taxes	1,009	—
Diluted (1)	$(8,087)	$(6,814)
Weighted average number of common shares outstanding:
Basic	25,448,452	25,220,052
Convertible debt conversion	3,824,806	—
Diluted	29,273,258	25,220,052
________________________
(1) Net income is adjusted for the reversal of the net gain on extinguishment of debt and add back of interest expense as part of the calculation for diluted Non-GAAP earnings per share.
The following common share equivalents were excluded from the weighted average shares used to calculate net income (loss) per common share because their effects would have been anti-dilutive:

	As of March 31,
	2023	2022
Stock options issued and outstanding	136,479	164,114
Restricted stock units issued and outstanding	2,475,656	793,848
Convertible senior notes	3,824,806	5,788,805
Total	6,436,941	6,746,767

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

Overview
A global communications transformation is underway, and we believe Bandwidth is at the center. Our mission is to develop and deliver the power to communicate. We enable innovative organizations—from startup app developers to the world’s largest enterprises—to engage their end-users and deliver exceptional experiences everywhere people live, learn, work and play. Backed by the Bandwidth Communications Cloud, a global owned-and-operated network spanning more than 60 countries reaching over 90 percent of global gross domestic product, innovative enterprises use Bandwidth’s Application Programming Interfaces (“APIs”) to easily embed voice, messaging and emergency services capabilities into software and applications. Bandwidth was the first CPaaS provider to offer a robust selection of APIs built on our own cloud platform. Our award-winning support teams help businesses around the world solve complex communications challenges every day.
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
With the combination of our software APIs, our global Communications Cloud and our broad range of experience with global regulatory frameworks, we believe Bandwidth is one of the best-positioned providers in our space to deliver business-critical communications for global enterprises. In fact, Bandwidth already powers all the 2022 GartnerⓇ Magic Quadrant Leaders in the key cloud communications categories of Unified Communications as a Service and Contact Center as a Service.
Our long-term vision is to continue strengthening this position as the key enabling platform for communications transformation. We will seek to do this in three ways: (1) by cross-selling and up-selling within our existing customers as they benefit from our global footprint and powerful APIs to automate and scale cloud communications; (2) by focusing on direct-to-enterprise growth to serve Global 2000 enterprises that come directly to Bandwidth to leverage our services to accelerate their digital transformations, and (3) by aiming to be the preferred provider for Software as a Service platforms that use conversational messaging to create digital engagements that enhance the customer experience. These three strategies are the foundation of the durable business we seek to build.
For the three months ended March 31, 2023 and 2022, total revenue was $138 million and $131 million, respectively, representing an increase of 5%. For the three months ended March 31, 2023 and 2022, net income was $4 million and net loss was $7 million, respectively.

Management’s Discussion and Analysis
Repurchase of 2026 Convertible Notes
During March 2023, we entered into separate, privately negotiated repurchase agreements with a limited number of holders of the 2026 Convertible Notes to repurchase approximately $65 million aggregate principal amount of the 2026 Convertible Notes for an aggregate cash price of approximately $51 million (the “Repurchases”). The Repurchases closed on March 6, 2023. The difference between the consideration used to repurchase the 2026 Convertible Notes and the carrying value of the 2026 Convertible Notes resulted in a gain of $13 million recorded within net gain on extinguishment of debt on our condensed consolidated statements of operations for the three months ended March 31, 2023.
Following these Repurchases and the approximate $160 million of repurchases that closed in November 2022, approximately $175 million principal amount of the 2026 Convertible Notes remain outstanding.

Key Performance Indicators
We monitor the following key performance indicator (“KPI”) to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. We believe the following KPI is useful in evaluating our business (1):

	Three months ended March 31,
	2023	2022

Dollar-based net retention rate	109%	114%
________________________
(1) Active customer count has diminished in relevance as we focus on larger customers and has been removed from our KPI’s.
Dollar-Based Net Retention Rate
Our ability to drive growth and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with our existing customers that generated revenue and seek to increase their use of our platform. We track our performance in this area by measuring the dollar-based net retention rate for our customers who generate revenue. To calculate the dollar-based net retention rate, we first identify the cohort of customers that generated revenue in the same quarter of the prior year. The dollar-based net retention rate is obtained by dividing the revenue generated from that cohort in a quarter, by the revenue generated from that same cohort in the corresponding quarter in the prior year. The dollar-based net retention rate reported in a quarter is then obtained by averaging the result from that quarter, by the corresponding results from each of the prior three quarters. Customers of acquired businesses are included in the subsequent year’s calendar quarter of acquisition. Our dollar-based net retention rate increases when such customers increase usage of a product, extend usage of a product to new applications or adopt a new product. Our dollar-based net retention rate decreases when such customers cease or reduce usage of a product or when we lower prices on our solutions.
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
For the three months ended March 31, 2023 and 2022, we generated 77% and 76%, respectively, of our revenue from reoccurring sources. The large bulk of our remaining revenue is generated from recurring monthly charges.
We recognize accounts receivable at the time the customer is invoiced. Additionally, we record a receivable for unbilled revenue if services have been delivered and are billable in subsequent periods. Unbilled revenue made up 59% and 52% of outstanding accounts receivable, net of allowance for doubtful accounts, as of March 31, 2023 and 2022, respectively.
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
Income Taxes
For the three months ended March 31, 2023 and 2022 our effective tax rate was (647.6)% and (2.7)%, respectively. The decrease in our effective tax rate is primarily due to the near breakeven year-to-date pre-tax income of less than $1 million in relation to the increase in tax benefit resulting from additional operating losses outside of the U.S., which are not offset by a valuation allowance.
Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of March 31, 2023, we continue to maintain a valuation allowance for our U.S. federal and state net deferred tax assets.

Management’s Discussion and Analysis
Results of Operations
The following table sets forth the condensed consolidated statements of operations for the periods indicated.

	Three months ended March 31,
	2023	2022

	(In thousands)
Revenue	$137,844	$131,364
Cost of revenue	82,191	75,950
Gross profit	55,653	55,414
Operating expenses:
Research and development	25,661	22,427
Sales and marketing	25,029	23,152
General and administrative	16,719	16,705
Total operating expenses	67,409	62,284
Operating loss	(11,756)	(6,870)
Other income, net
Net gain on extinguishment of debt	12,767	—
Interest expense, net	(914)	(1,250)
Other income, net	386	1,485
Total other income, net	12,239	235
Income (loss) before income taxes	483	(6,635)
Income tax benefit (provision)	3,128	(179)
Net income (loss)	$3,611	$(6,814)
The following table sets forth our results of operations as a percentage of our total revenue for the periods presented. *

	Three months ended March 31,
	2023	2022
Revenue	100%	100%
Cost of revenue	60%	58%
Gross profit	40%	42%
Operating expenses:
Research and development	19%	17%
Sales and marketing	18%	18%
General and administrative	12%	13%
Total operating expenses	49%	47%
Operating loss	(9)%	(5)%
Other income, net
Net gain on extinguishment of debt	9%	—%
Interest expense, net	(1)%	(1)%
Other income, net	—%	1%
Total other income, net	9%	—%
Income (loss) before income taxes	—%	(5)%
Income tax benefit (provision)	2%	—%
Net income (loss)	3%	(5)%
(*) Columns may not foot due to rounding.

Management’s Discussion and Analysis
Comparison of the three months ended March 31, 2023 and 2022
Revenue

	Three months ended March 31,
	2023	2022	Change

	(In thousands)
Revenue	$137,844	$131,364	$6,480	5%

For the three months ended March 31, 2023, our total revenue increased by $6 million, or 5%, compared with the same period in 2022. This growth was the result of higher usage of our core messaging offering and higher corresponding Application to Person (“A2P”) pass-through messaging surcharges imposed by certain carriers. Growth in our revenue other than from pass-through messaging surcharges, compared with the same period in 2022, was led by our core messaging offerings, which grew 8%, and phone number and 911-enabled phone number services, mostly offset by lower revenue from voice offerings. The growth in our core messaging was broad based and driven by customers in a variety of industry verticals.
Cost of Revenue and Gross Margin

	Three months ended March 31,
	2023	2022	Change

	(In thousands)
Cost of revenue	$82,191	$75,950	$6,241	8%
Gross profit	$55,653	$55,414	$239	—%
Total gross margin	40%	42%
For the three months ended March 31, 2023, total cost of revenue increased $6 million, compared with the same period in 2022, driven by higher pass-through messaging surcharges of $6 million. For the three months ended March 31, 2023, the combination of changes in total revenue and total cost of revenue yielded gross profit of $56 million, which increased less than $1 million from the same period in 2022 as higher revenue from pass-through messaging surcharges was offset by related higher cost of revenue from pass-through messaging surcharges.
Our total gross margin percentage of 40% for the three months ended March 31, 2023 declined two percentage points, compared with the same period in 2022, driven by higher pass-through messaging surcharges within the total revenue mix.
Operating Expenses

	Three months ended March 31,
	2023	2022	Change

	(In thousands)
Research and development	$25,661	$22,427	$3,234	14%
Sales and marketing	25,029	23,152	1,877	8%
General and administrative	16,719	16,705	14	—%
Total operating expenses	$67,409	$62,284	$5,125	8%
As a percentage of revenue, total operating expenses for the three months ended March 31, 2023 and 2022 were 49% and 47%, respectively.
For the three months ended March 31, 2023, research and development expenses increased by approximately $3 million, or 14%, compared with the same period in 2022. This increase was primarily due to increased personnel costs from greater numbers of employed staff of $3 million.

Management’s Discussion and Analysis
For the three months ended March 31, 2023, sales and marketing expenses increased by $2 million, or 8%, compared with the same period in 2022, primarily due to an increase in sales personnel costs of $2 million.
For the three months ended March 31, 2023, general and administrative expenses increased less than $1 million, compared with the same period in 2022, as personnel costs from employed staff remained stable.
Interest Expense, Net
For the three months ended March 31, 2023, interest expense, net of interest income, decreased by less than $1 million compared with the same period in 2022, due to higher interest income of $1 million which was partially offset by higher interest expense of less than $1 million.
Income Tax Benefit
Our income tax provision or benefit for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items occurring in the quarter.
For the three months ended March 31, 2023, we recognized an income tax benefit of $3 million, an increase of $3 million compared with the same period in 2022. The resulting effective tax rate for the for the three months ended March 31, 2023 was (647.6)% compared with (2.7)% in 2022. For the three months ended March 31, 2023, the favorable change to the effective tax rate was primarily due to the near breakeven year-to-date pre-tax income of less than $1 million in relation to the increase in tax benefit resulting from additional operating losses outside of the U.S., which are not offset by a valuation allowance.
For the three months ended March 31, 2023, the effective tax rate of (647.6)% differed from the federal statutory rate of 21% in the U.S. primarily due to a significant tax benefit resulting from operating losses outside of the U.S., which are not offset by a valuation allowance, as well as the total operating income being close to breakeven for the quarter.
For the three months ended March 31, 2022, the effective tax rate of (2.7)% differed from the federal statutory tax rate of 21% in the U.S. primarily due to the valuation allowance recognized against federal and state deferred tax assets in the U.S.
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

Management’s Discussion and Analysis

Liquidity and Capital Resources
Our liquidity is provided by our cash flow from operations less expenditures for capital equipment, and supplemented by financing activities from time to time. Our cash flow from operations is driven by monthly payments from customers for communication services consumed during the period. Our primary uses of cash include operating costs, such as fees paid to other network service providers, network operations costs, personnel costs and facility expenses, as well as the purchase of property, plant and equipment to support growth on our communications platform and the purchase of land for our new corporate headquarters.
On June 6, 2022, we entered into the Credit Agreement among us, as borrower, the lenders from time to time party thereto, and Silicon Valley Bank (“SVB”) as administrative agent, issuing lender and swingline lender. The Credit Agreement provided for a $50 million revolving credit facility, including a $20 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $5 million. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. As a result, SVB ceased normal banking operations for a period of time. Given these circumstances, on March 14, 2023, we gave notice to SVB of our desire and intent to terminate the commitments under the Credit Agreement. As of the Notice Date, there were no outstanding borrowings under the Credit Agreement. The Termination became effective on March 15, 2023.
Additionally, in the last three years we have supplemented our liquidity with proceeds from our issuance of the 2026 Convertible Notes in February 2020 and the 2028 Convertible Notes in March 2021. We used a majority of the proceeds from the issuance of our 2026 Convertible Notes to consummate the acquisition of Voxbone. On March 6, 2023 and November 2, 2022, we repurchased $65 million and $160 million, respectively, of our 2026 Convertible Notes, as further described in Note 8, “Debt,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We may, at any time and from time to time, seek to retire or purchase our 2026 Convertible Notes or 2028 Convertible Notes through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
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
Our principal future commitments consist of (i) an aggregate of $425 million in Convertible Notes (see Note 8, “Debt,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of the 2026 Convertible Notes and the 2028 Convertible Notes), (ii) a $496 million non-cancelable lease for our future office headquarters, which is anticipated to commence in mid-2023 and continue for an initial twenty (20) year term (the “Headquarters Lease”) (see Note 5, “Right-of-Use Asset and Lease Liabilities,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of our Headquarters Lease), (iii) $15 million in non-cancelable purchase obligations and future minimum payments under contracts to various service providers, and (iv) $15 million in future minimum rent payments for our current office space. See Note 12, “Commitments and Contingencies,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for future lease commitments.

Management’s Discussion and Analysis
Statement of Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
	2023	2022

	(In thousands)
Net cash used in operating activities	$(6,354)	$(6,695)
Net cash provided by (used in) investing activities	28,961	(5,925)
Net cash used in financing activities	(52,062)	(1,624)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	308	(1,056)
Net decrease in cash, cash equivalents, and restricted cash	$(29,147)	$(15,300)
Cash Flows from Operating Activities
For the three months ended March 31, 2023, net cash used in operating activities was $6 million and was generated by our aggregate results of $5 million during the period, net of non-cash items comprising depreciation and amortization, non-cash reduction to the right-of-use asset, amortization of debt discount and issuance costs, stock-based compensation, deferred taxes and other and net gain on extinguishment of debt and a $21 million cash outflow from lower operating liabilities, partially offset by a net cash inflow from operating assets aggregating $10 million. The net gain on extinguishment of debt was a result of the repurchase of $65 million aggregate principal amount of the 2026 Convertible Notes.
Within operating liabilities, the net cash used as a result of lower accounts payable of $11 million during 2023 was primarily related to the timing and amounts of purchases of both services and tangible goods and their related payment arrangements. The cash used as a result of lower accrued expenses and other liabilities of $9 million during 2023, primarily related to the payment of annual bonuses. The cash outflow related to the operating right-of-use liability was $2 million.
Within operating assets, cash provided as a result of lower accounts receivable of $11 million during 2023 was driven by higher unbilled receivables balances of $4 million arising from higher usage amounts in the last month of the three month period and $15 million from the timing of collection of invoiced amounts.
Cash Flows from Investing Activities
For the three months ended March 31, 2023, net cash provided by investing activities was $29 million. Cash provided by investing activities was driven by proceeds from the sales and maturities of marketable securities of $44 million to partially fund the repurchase of $65 million aggregate principal amount of the 2026 Convertible Notes. This was partially offset by cash used for the purchase of marketable securities of $11 million. Cash used for the purchase of property, plant and equipment was $3 million.
Cash Flows from Financing Activities
For the three months ended March 31, 2023, net cash used in financing activities was $52 million, consisting primarily of $51 million net cash paid to repurchase $65 million aggregate principal amount of the 2026 Convertible Notes.
Off-Balance Sheet Arrangements
With the acquisition of Voxbone, we have off-balance sheet agreements for short-term office leases in the amount of less than $1 million, ending prior to December 31, 2023.

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

Management’s Discussion and Analysis

	Three months ended March 31,
	2023	2022

	(In thousands)
Gross Profit	$55,653	$55,414
Gross Profit Margin %	40%	42%
Depreciation	3,529	3,376
Amortization of acquired intangible assets	1,945	2,032
Stock-based compensation	192	99
Non-GAAP Gross Profit	$61,319	$60,921
Non-GAAP Gross Margin % (1)	54%	53%
________________________
(1) Calculated by dividing Non-GAAP gross profit by revenue less pass-through messaging surcharges of $23 million and $17 million in the three months ended March 31, 2023 and 2022, respectively.
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

Management’s Discussion and Analysis

	Three months ended March 31,
	2023	2022

	(In thousands, except share and per share amounts)
Net income (loss)	$3,611	$(6,814)
Stock-based compensation	7,378	5,346
Amortization of acquired intangibles	4,274	4,566
Amortization of debt discount and issuance costs for convertible debt	562	760
Gain on sale of business	—	(918)
Net gain on extinguishment of debt	(12,767)	—
Non-recurring items not indicative of ongoing operations and other (1)	559	155
Estimated tax effects of adjustments (2)	(2,427)	(551)
Non-GAAP net income	$1,190	$2,544
Interest expense on Convertible Notes (3)	338	393
Numerator used to compute Non-GAAP diluted net income per share	$1,528	$2,937

Net income (loss) per share
Basic	$0.14	$(0.27)
Diluted	$(0.28)	$(0.27)

Non-GAAP net income per Non-GAAP share
Basic	$0.05	$0.10
Diluted	$0.05	$0.09

Weighted average number of shares outstanding
Basic	25,448,452	25,220,052
Diluted	29,273,258	25,220,052

Non-GAAP basic shares	25,448,452	25,220,052
Convertible debt conversion	3,824,806	5,788,805
Stock options issued and outstanding	78,341	136,770
Non-GAAP diluted shares	29,351,599	31,145,627
________________________
(1) Non-recurring items not indicative of ongoing operations and other include $0.4 million of expense resulting from the early termination of the Company’s undrawn SVB credit facility and $0.2 million of losses on disposals of property, plant and equipment for the three months ended March 31, 2023, and $0.2 million of losses on disposals of property, plant and equipment for the three months ended March 31, 2022.
(2) The estimated tax-effect of adjustments is determined by recalculating the tax provision on a Non-GAAP basis. The Non-GAAP effective income tax rate was (143.4)% and 22.3% for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, the Non-GAAP effective income tax rate differed from the federal statutory tax rate of 21% in the U.S. primarily due to the near breakeven year-to-date Non-GAAP pre-tax book income in relation to the research and development tax credits generated in 2023. We analyze the Non-GAAP valuation allowance position on a quarterly basis. In the fourth quarter of 2022, we removed the valuation allowance against all U.S. deferred tax assets for Non-GAAP purposes as a result of cumulative Non-GAAP U.S. income over the past three years and a significant depletion of net operating loss and tax credit carryforwards on a Non-GAAP basis. As of March 31, 2023, we have no valuation allowance against our remaining deferred tax assets for Non-GAAP purposes.
(3) Upon the adoption of ASU 2020-06 on January 1, 2022, net income is increased for interest expense as part of the calculation for diluted Non-GAAP earnings per share.

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

	Three months ended March 31,
	2023	2022

	(In thousands)
Net income (loss)	$3,611	$(6,814)
Income tax (benefit) provision	(3,128)	179
Interest expense, net	914	1,250
Depreciation	4,620	4,604
Amortization	4,274	4,566
Stock-based compensation	7,378	5,346
Gain on sale of business	—	(918)
Net gain on extinguishment of debt	(12,767)	—
Non-recurring items not indicative of ongoing operations and other (1)	157	155
Adjusted EBITDA	$5,059	$8,368
________________________
(1) Non-recurring items not indicative of ongoing operations and other include $0.2 million of losses on disposals of property, plant and equipment for the three months ended March 31, 2023 and 2022.

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

	Three months ended March 31,
	2023	2022

	(In thousands)
Net cash used in operating activities	$(6,354)	$(6,695)
Net cash used in investing in capital assets (1)	(4,546)	(5,925)
Free cash flow	$(10,900)	$(12,620)
________________________
(1) Represents the acquisition cost of property, plant and equipment and capitalized development costs for software for internal use.

Critical Accounting Policies and Significant Judgments and Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions, and any such differences may be material.
There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates disclosed in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 23, 2023 (the “Annual Report”).

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
Interest Rate Risk
Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents of $85 million and marketable securities of $38 million as of March 31, 2023, which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of interest bearing checking and direct deposit accounts, and money market accounts. Marketable securities consist of corporate debt securities, U.S. treasury securities, and commercial paper not otherwise classified as cash equivalents.
Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short‑term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates would not have had a material impact on our financial results included elsewhere in this Quarterly Report on Form 10-Q.
In February 2020 and March 2021, we issued $400 million and $250 million aggregate principal amount of the 2026 Convertible Notes and the 2028 Convertible Notes, respectively. In March 2023 and November 2022, we repurchased $65 million and $160 million, respectively, of our 2026 Convertible Notes as further described in Note 8, “Debt,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. As the Convertible Notes have a fixed annual interest rate, we have no financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change. Additionally, the fair value can be affected when the market price of our common stock fluctuates. We carry the Convertible Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.
Foreign Currency Risk
The functional currencies of our foreign subsidiaries are the respective local currencies of the jurisdictions in which they operate, which are primarily the Euro and the British Pound. Approximately 16% of our total revenue was generated outside North America for the quarterly period ended March 31, 2023. The majority of our revenues and operating expenses are denominated in U.S. dollars, and therefore are not currently subject to significant foreign currency risk. Our subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the year. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive loss within stockholders’ equity. Gains or losses due to transactions in foreign currencies are included in other (expense) income, net in our condensed consolidated statements of operations. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currencies result in increased revenue and operating expenses for our rest of world operations. Similarly, our revenue and operating expenses for our rest of world operations decrease if the U.S. dollar strengthens against foreign currencies. A hypothetical 10% adverse change in foreign currency exchange rates would have adversely impacted our net income for the quarterly period ended March 31, 2023 by approximately $0.9 million.

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
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The following county or municipal governments have named us in lawsuits that remain unresolved and are associated with the collection and remittance of 911 taxes and surcharges: (a) the City and County of San Francisco, California; (b) the following Illinois jurisdictions, collectively: Cook and Kane Counties, Illinois, the City of Chicago, Illinois, and the State of Illinois; and (c) the State of New York. The complaints allege that we failed to bill, collect and remit certain taxes and surcharges associated with 911 services pursuant to applicable laws.
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
•Nearly all of our operating cash is maintained in deposit accounts with various financial institutions and is not insured by the Federal Deposit Insurance Corporation.
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
Nearly all of our operating cash is maintained in deposit accounts with various financial institutions and is not insured by the Federal Deposit Insurance Corporation.
Nearly all of our operating cash is maintained in deposit accounts at various financial institutions and is not insured by the Federal Deposit Insurance Corporation. We believe we employ a reasonable strategy to diversify our cash deposits among financial institutions. However, if any of the institutions into which our funds are deposited experiences limited liquidity or otherwise defaults or does not perform its obligations to depositors, we may not be able to access those funds in a timely manner, or at all, which could adversely affect our business, financial condition or results of operations, and our prospects.
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
Despite our efforts to reduce the risks associated with cyber-attacks, including the implementation of a number of defensive measures and protocols designed to protect our systems and networks, such efforts may be insufficient to repel or mitigate the effects of a major cyber-attack. Cybersecurity events, like the DDoS attack we experienced in late 2021, may have cascading effects that unfold over time and result in additional costs, including costs associated with defensive measures, investigations, contractual claims, performance penalties, litigation, the loss of future business and other losses and liabilities that may be difficult to foresee. Any perception by existing and prospective customers that our network and systems are not secure could result in a material loss of business and revenue and damage our reputation. We will continue to deploy security enhancements in an effort to further secure our network.
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
Our customer churn rate may increase.
Customer churn occurs when a customer reduces usage or discontinues service with us, whether voluntarily or involuntarily, such as a customer switching some or all of its usage to a competitor or going out of business. Changes in the economy, increased competition from other providers, cyber incidents such as the DDoS attack we experienced in late 2021, or issues with the quality of service we deliver can impact our customer churn rate. We cannot predict future pricing by our competitors, but we anticipate that price competition will continue. Lower prices offered by our competitors could contribute to an increase in customer churn. We cannot predict the timing, duration or magnitude of any deteriorated economic conditions or its impact on our target of customers. Higher customer churn rates could adversely affect our revenue growth. Higher customer churn rates could cause our dollar-based net retention rate to decline. A sustained and significant growth in the churn rate could have a material adverse effect on our business.
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
Network providers also may institute additional fees due to regulatory, competitive or other industry-related changes that increase our costs. For example, the major U.S. cellular carriers and their intermediaries have added a variety of fees that are applied to A2P messages delivered to their subscribers. While we may be able to negotiate with network providers, absorb the increased costs, or charge these costs to our customers, we cannot assure you that we will be able to do so. In the case of new A2P fees, we currently pass, and expect to continue to pass, these fees on to our customers who send A2P messages to the carrier's subscribers. This is expected to increase our revenue and cost of goods sold, but is not expected to impact the gross profit received for sending these messages. However, these changes may still have a negative impact on our gross margins mathematically. We also may not be able to effectively respond to any new fees if all network providers in a particular market impose equivalent fee structures, if the magnitude of the fees is disproportionately large when compared to the underlying prices paid by our customers, or if market conditions limit our ability to increase the prices we charge our customers.
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

Item 6. Exhibits

Exhibit Index

Exhibit number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation.	10-Q	001-38285	3.1	12/14/2017
3.2	Second Amended and Restated Bylaws.	10-Q	001-38285	3.2	12/14/2017
10.1	Second Amendment to Lease Agreement, dated March 31, 2023, between Bandwidth Inc. and USEF Edwards Mill Owner, LLC.				Filed herewith
31.1	Certificate of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
101.INS	XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.				Filed herewith
101.SCH	XBRL Taxonomy Schema Document.				Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith
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

BANDWIDTH INC.

Date:	May 3, 2023	By:	/s/ David A. Morken
David A. Morken
Chief Executive Officer
(Principal Executive Officer)

Date:	May 3, 2023	By:	/s/ Daryl E. Raiford
Daryl E. Raiford
Chief Financial Officer
(Principal Financial Officer)

Date:	May 3, 2023	By:	/s/ Devin M. Krupka
Devin M. Krupka
Senior Vice President, Corporate Controller
(Principal Accounting Officer)