Form 10-Q
period 2023-06-30
Bandwidth Inc.
filed 2023-08-03
CIK 1514416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
2230 Bandmate Way
Raleigh, NC 27607
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of July 31, 2023, 23,629,682 shares of the registrant’s Class A common stock and 1,965,170 shares of registrant’s Class B common stock were outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
BANDWIDTH INC.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	As of June 30,	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$91,824	$113,641
Marketable securities	30,750	71,231
Accounts receivable, net of allowance for doubtful accounts	74,864	74,465
Deferred costs	4,385	3,566
Prepaid expenses and other current assets	18,520	16,705
Total current assets	220,343	279,608
Property, plant and equipment, net	173,276	99,753
Operating right-of-use asset, net	7,120	9,993
Intangible assets, net	173,911	177,370
Deferred costs, non-current	4,895	4,938
Other long-term assets	7,591	31,251
Goodwill	330,144	326,405
Total assets	$917,280	$929,318
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,626	$26,750
Accrued expenses and other current liabilities	58,690	62,577
Current portion of deferred revenue	7,929	7,181
Advanced billings	5,510	10,049
Operating lease liability, current	5,090	7,450
Total current liabilities	97,845	114,007
Other liabilities	64,252	11,176
Operating lease liability, net of current portion	3,457	4,640
Deferred revenue, net of current portion	8,269	8,306
Deferred tax liability	33,996	38,466
Convertible senior notes	417,559	480,546
Total liabilities	625,378	657,141
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A voting common stock: $0.001 par value; 100,000,000 shares authorized; 23,624,769 and 23,379,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	24	23
Class B voting common stock: $0.001 par value; 20,000,000 shares authorized; 1,965,170 shares issued and outstanding as of June 30, 2023 and December 31, 2022	2	2
Additional paid-in capital	376,909	364,913
Accumulated deficit	(48,826)	(48,547)
Accumulated other comprehensive loss	(36,207)	(44,214)
Total stockholders’ equity	291,902	272,177
Total liabilities and stockholders’ equity	$917,280	$929,318
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Revenue	$145,874	$136,489	$283,718	$267,853
Cost of revenue	86,919	81,085	169,110	157,035
Gross profit	58,955	55,404	114,608	110,818
Operating expenses
Research and development	24,852	24,264	50,513	46,691
Sales and marketing	25,754	23,327	50,783	46,479
General and administrative	15,868	16,863	32,587	33,568
Total operating expenses	66,474	64,454	133,883	126,738
Operating loss	(7,519)	(9,050)	(19,275)	(15,920)
Other income, net
Net gain on extinguishment of debt	—	—	12,767	—
Gain on business interruption insurance recoveries	4,000	—	4,000	—
Other (expense) income, net	(218)	2,385	(746)	2,620
Total other income, net	3,782	2,385	16,021	2,620
Loss before income taxes	(3,737)	(6,665)	(3,254)	(13,300)
Income tax (provision) benefit	(153)	417	2,975	238
Net loss	$(3,890)	$(6,248)	$(279)	$(13,062)

Net loss per share, basic and diluted	$(0.15)	$(0.25)	$(0.01)	$(0.52)

Weighted average number of common shares outstanding, basic and diluted	25,555,219	25,279,615	25,502,131	25,249,998
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net loss	$(3,890)	$(6,248)	$(279)	$(13,062)
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities, net of income taxes	54	(338)	126	(338)
Foreign currency translation, net of income taxes	234	(29,775)	7,881	(40,291)
Total other comprehensive income (loss)	288	(30,113)	8,007	(40,629)
Total comprehensive (loss) income	$(3,602)	$(36,361)	$7,728	$(53,691)
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

BANDWIDTH INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Class A voting common stock		Class B voting common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Equity awards withheld for tax liability	(43,325)	—	—	—	(903)	—	—	(903)
Unrealized gain on marketable securities	—	—	—	—	—	72	—	72
Foreign currency translation	—	—	—	—	—	7,647	—	7,647
Stock-based compensation	—	—	—	—	6,649	—	—	6,649
Net income	—	—	—	—	—	—	3,611	3,611
Balance at March 31, 2023	23,530,600	24	1,965,170	2	370,814	(36,495)	(44,936)	289,409
Exercises of vested stock options	38,374	—	—	—	259	—	—	259
Vesting of restricted stock units	58,084	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(2,289)	—	—	—	(30)	—	—	(30)
Unrealized gain on marketable securities	—	—	—	—	—	54	—	54
Foreign currency translation	—	—	—	—	—	234	—	234
Stock-based compensation	—	—	—	—	5,866	—	—	5,866
Net loss	—	—	—	—	—	—	(3,890)	(3,890)
Balance at June 30, 2023	23,624,769	$24	1,965,170	$2	$376,909	$(36,207)	$(48,826)	$291,902
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(279)	$(13,062)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	18,692	18,087
Non-cash reduction to the right-of-use asset	3,242	3,724
Amortization of debt discount and issuance costs	1,485	1,533
Stock-based compensation	15,383	10,167
Deferred taxes and other	(5,225)	(2,187)
Net gain on extinguishment of debt	(12,767)	—
Gain on business interruption insurance recoveries	(4,000)	—
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	3,712	(16,672)
Prepaid expenses and other assets	(957)	(10,497)
Accounts payable	(6,171)	11,742
Accrued expenses and other liabilities	(12,464)	1,433
Operating right-of-use liability	(3,919)	(3,944)
Net cash (used in) provided by operating activities	(3,268)	324
Cash flows from investing activities
Purchase of property, plant and equipment	(3,859)	(9,035)
Deposits for construction in progress	—	(14,545)
Capitalized software development costs	(5,001)	(1,231)
Purchase of marketable securities	(40,625)	(137,786)
Proceeds from sales and maturities of marketable securities	81,233	—
Proceeds from sale of business	835	—
Net cash provided by (used in) investing activities	32,583	(162,597)
Cash flows from financing activities
Payments on finance leases	(90)	(126)
Net cash paid for debt extinguishment	(51,259)	—
Payment of debt issuance costs	—	(487)
Proceeds from exercises of stock options	413	162
Value of equity awards withheld for tax liabilities	(1,000)	(1,937)
Net cash used in financing activities	(51,936)	(2,388)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	27	(1,434)
Net decrease in cash, cash equivalents, and restricted cash	(22,594)	(166,095)
Cash, cash equivalents, and restricted cash, beginning of period	114,622	332,289
Cash, cash equivalents, and restricted cash, end of period	$92,028	$166,194

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$91,824	$165,310
Restricted cash included in prepaid expenses and other current assets	204	884
Total cash, cash equivalents, and restricted cash, end of period	$92,028	$166,194

Supplemental disclosure of cash flow information
Cash (received from) paid for interest	$(417)	$1,280
Cash paid for taxes, net	$2,593	$528
Right-of-use assets obtained in exchange for new operating lease liabilities	$297	$3,404

Supplemental disclosure of noncash investing and financing activities
Purchase of property, plant and equipment, accrued but not paid	$2,924	$778

BANDWIDTH INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2023	2022
Purchase of property and equipment through lease incentive	$53,125	$2,206
Purchase of property and equipment through use of escrow deposits	$20,000	$—
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
Marketable Securities
The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. The Company may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies investments with maturities greater than 90 days as marketable securities in the accompanying condensed consolidated balance sheets. The Company evaluates its investments to assess whether the amortized cost basis is in excess of estimated fair value and determines what amount of that difference, if any, is caused by expected credit losses. Allowances for credit losses are recognized as a charge in other (expense) income, net on the condensed consolidated statements of operations, and any remaining unrealized losses are included in accumulated other comprehensive loss on the condensed consolidated balance sheets. Due to the nature and investment grade of the Company’s marketable securities, there were no credit losses recorded for the three and six months ended June 30, 2023. There have been no impairment charges for any unrealized losses during the period.
Accounts Receivable and Current Expected Credit Losses
Accounts receivable are stated at realizable value, net of allowances, which includes an allowance for doubtful accounts and a reserve for expected credit losses. The allowance for doubtful accounts is based on management’s assessment of the collectability of its customer accounts. The Company regularly reviews the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, current economic trends, and reasonable and supportable forecasts about the future. Relevant risk characteristics include customer size and historical loss patterns. Management has evaluated the expected credit losses related to trade accounts receivable and determined that an allowance of approximately $1.6 million and $1.2 million for uncollectible accounts and customer balances that are disputed was required as of June 30, 2023 and December 31, 2022, respectively. Refer to Note 4, “Financial Statement Components” to these condensed consolidated financial statements, for a rollforward of the components of the allowances as of June 30, 2023 and December 31, 2022.
The Company includes unbilled receivables in its accounts receivable balance. Generally, these receivables represent earned revenue from services provided to customers, which will be billed in the next billing cycle. All amounts are considered collectible and billable. As of June 30, 2023 and December 31, 2022, unbilled receivables were $39.1 million and $33.9 million, respectively.
Concentration of Credit Risk
Financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities and trade accounts receivable. The Company maintains its cash, cash equivalents and marketable securities with high credit-quality financial institutions. Certain balances held by such financial institutions exceed insured limits.
With regard to customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As of June 30, 2023 and December 31, 2022, no individual customer represented more than 10% of the Company’s accounts receivable, net of allowance for doubtful accounts.
For the three and six months ended June 30, 2023 and 2022, no individual customer represented more than 10% of the Company’s revenue.

Notes to Condensed Consolidated Financial Statements (continued)

Business Interruption Insurance Recovery
Beginning in September 2021, the Company’s communications network was subjected to a distributed denial of service attack (the “DDoS Attack”) that caused intermittent communications services disruptions affecting certain of its markets and customers. During the period of the DDoS Attack, the Company maintained certain insurance coverage, including business interruption insurance, intended to cover such circumstances. In June 2023, the Company resolved its claim with an insurer, pursuant to which the Company is entitled to receive $4.0 million in proceeds from business interruption insurance, which was recorded within gain on business interruption insurance recoveries on the Company’s condensed consolidated statements of operations in the three and six months ended June 30, 2023. The proceeds were received in full in July 2023.
Recent Accounting Pronouncements Not Yet Adopted
There were no recent accounting pronouncements not yet adopted during the three and six months ended June 30, 2023 that were significant to the Company.

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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value as of June 30, 2023 and December 31, 2022 because of the relatively short duration of these instruments. Marketable securities consist of time deposits, corporate debt securities, U.S. treasury securities, and commercial paper not otherwise classified as cash equivalents. All marketable securities are considered to be available-for-sale and are recorded at their estimated fair values. Unrealized gains and losses for available-for-sale securities are recorded in accumulated other comprehensive loss.

Notes to Condensed Consolidated Financial Statements (continued)

The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following tables summarize the Company’s financial assets measured at fair value as of June 30, 2023 and December 31, 2022:

	Amortized cost or carrying value	Unrealized gains	Unrealized losses	Fair value measurements on a recurring basis June 30, 2023
				Level 1	Level 2	Level 3	Total

	(In thousands)
Financial assets:
Cash and cash equivalents:
Money market account	$57,105	$—	$—	$57,105	$—	$—	$57,105
Corporate debt securities	177	—	—	—	177	—	177
Commercial paper	15,220	—	—	15,220	—	—	15,220
Total included in cash and cash equivalents	72,502	—	—	72,325	177	—	72,502
Marketable securities:
Corporate debt securities	3,720	16	—	—	3,736	—	3,736
Commercial paper	26,590	424	—	27,014	—	—	27,014
Total marketable securities	30,310	440	—	27,014	3,736	—	30,750
Total financial assets	$102,812	$440	$—	$99,339	$3,913	$—	$103,252

	Amortized cost or carrying value	Unrealized gains	Unrealized losses	Fair value measurements on a recurring basis December 31, 2022
				Level 1	Level 2	Level 3	Total

	(In thousands)
Financial assets:
Cash and cash equivalents:
Money market account	$36,728	$—	$—	$36,728	$—	$—	$36,728
Commercial paper	28,254	—	—	28,254	—	—	28,254
Total included in cash and cash equivalents	64,982	—	—	64,982	—	—	64,982
Marketable securities:
Time deposits	6,645	—	(15)	6,630	—	—	6,630
U.S. treasury securities	14,718	74	—	14,792	—	—	14,792
Corporate debt securities	23,412	—	(97)	—	23,315	—	23,315
Commercial paper	26,142	352	—	26,494	—	—	26,494
Total marketable securities	70,917	426	(112)	47,916	23,315	—	71,231
Total financial assets	$135,899	$426	$(112)	$112,898	$23,315	$—	$136,213

Notes to Condensed Consolidated Financial Statements (continued)

The Company classifies its marketable securities as current assets as they are available for current operating needs. The following table summarizes the contractual maturities of marketable securities as of June 30, 2023:

	Amortized cost	Aggregate fair value

	(In thousands)
Financial assets:
Less than one year	$30,310	$30,750
Total	$30,310	$30,750
As of June 30, 2023, the marketable securities were in an unrealized gain position. The Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. As of June 30, 2023, the Company anticipates that it will recover the entire amortized cost basis of its marketable securities before maturity.
During the three and six months ended June 30, 2023, there were $16.7 million and $42.9 million in maturities of marketable securities, respectively. Proceeds from sales of marketable securities were $20.6 million and $38.3 million for the three and six months ended June 30, 2023, respectively. There were no maturities or proceeds from marketable securities for the three and six months ended June 30, 2022. The Company determines realized gains and losses on sale of marketable securities using the specific identification method and records such gains and losses in other (expense) income, net on the condensed consolidated statements of operations. Interest earned on marketable securities was $0.4 million and $0.7 million for the three and six months ended June 30, 2023, respectively, and $0.2 million for the three and six months ended June 30, 2022. The interest is recorded in other (expense) income, net, on the accompanying condensed consolidated statements of operations.
As of June 30, 2023, the fair value of the 2026 Convertible Notes and 2028 Convertible Notes, as further described in Note 8, “Debt,” to these condensed consolidated financial statements, was approximately $136.6 million and $161.6 million, respectively. As of December 31, 2022, the fair value of the 2026 Convertible Notes and the 2028 Convertible Notes was approximately $180.9 million and $156.5 million, respectively. The fair value was determined based on the closing price for the Convertible Notes on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.

4. Financial Statement Components
Accounts receivable, net of allowances consist of the following:

	As of June 30,	As of December 31,
	2023	2022

	(In thousands)
Trade accounts receivable	$33,262	$40,332
Unbilled accounts receivable	39,100	33,863
Allowance for doubtful accounts and reserve for expected credit losses	(1,616)	(1,191)
Other accounts receivable (1)	4,118	1,461
Total accounts receivable, net	$74,864	$74,465
________________________
(1) Other accounts receivable includes $4.0 million from business interruption insurance recoveries as of June 30, 2023.

Notes to Condensed Consolidated Financial Statements (continued)

Components of allowance for doubtful accounts and reserve for expected credit losses are as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(In thousands)
Allowance for doubtful accounts:
Balance, beginning of period	$(1,382)	$(1,680)	$(1,191)	$(1,661)
Charged to bad debt expense, net of reversals	(421)	322	(725)	181
Deductions (1)	156	381	304	492
Impact of foreign currency translation	31	32	(4)	43
Balance, end of period	$(1,616)	$(945)	$(1,616)	$(945)
________________________
(1) Write-off of uncollectible accounts after all collection efforts have been exhausted.

Accrued expenses and other current liabilities consisted of the following:

	As of June 30,	As of December 31,
	2023	2022

	(In thousands)
Accrued expense	$33,180	$29,990
Accrued compensation and benefits	14,622	21,595
Accrued sales, use, VAT and telecommunications related taxes	7,895	7,799
Current portion of finance lease	112	143
Income tax payable	2,263	2,235
Other accrued expenses	618	815
Total accrued expenses and other current liabilities	$58,690	$62,577

Other liabilities consisted of the following:

	As of June 30,	As of December 31,
	2023	2022

	(In thousands)
Lease incentive	$63,593	$10,468
Other liabilities	659	708
Total other liabilities	$64,252	$11,176

Notes to Condensed Consolidated Financial Statements (continued)

5. Leases
The Company primarily leases facilities for office space under non-cancelable operating leases for its U.S. and international locations. As of June 30, 2023, non-cancelable leases expire on various dates between 2023 and 2028, some of which include options to extend the leases for up to 5 years.
The components of lease expense recorded in the condensed consolidated statements of operations were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(In thousands)
Operating lease cost	$1,755	$2,090	$3,487	$4,228
Sublease income	—	(96)	—	(193)
Total net lease cost	$1,755	$1,994	$3,487	$4,035

Supplemental cash flow and other information related to operating leases were as follows:

	Six months ended June 30,
	2023	2022

	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$3,919	$3,944
Right-of-use assets obtained in exchange for new operating lease liabilities	297	3,404

Weighted average remaining lease term (in years)	2.00	2.48

Weighted average discount rate	4.82%	4.61%

Notes to Condensed Consolidated Financial Statements (continued)

Maturities of operating lease liabilities were as follows:

As of June 30,
2023

(In thousands)
2023 (remaining)	$3,687
2024	2,694
2025	1,668
2026	736
2027	73
Thereafter	18
Total lease payments	8,876
Less: imputed interest	(329)
Total lease obligations	8,547
Less: current obligations	(5,090)
Long-term lease obligations	$3,457
Future Corporate Headquarters
On June 4, 2021, the Company purchased approximately 40 acres of undeveloped land (the “Property”) in Raleigh, North Carolina, from the State of North Carolina (the “State”) for $30.0 million. Additionally, as consideration for the Property, the Company agreed to construct, at its expense, a parking lot and related improvements (the “Parking Improvements”) on land owned by the State adjacent to the Property. Subsequent to the purchase of the Property, the Company sold a portion of the Property constituting approximately 23.76 acres (the “Conveyed Parcel”) to USEF Edwards Mill Owner, LLC (the “Developer”) for $17.5 million. The Company retained approximately 17.06 acres of the Property, which was recorded at cost and is included in the Company’s condensed consolidated balance sheets as a component of property, plant and equipment, net. A lease incentive was recognized for the difference between the consideration received from the Developer for the Conveyed Parcel and the cost basis of the Conveyed Parcel. Additional lease incentives were recognized during project development for land and other leasehold improvements funded by the Developer on behalf of the Company. As of June 30, 2023, the balance of the lease incentive, including such additional incentives obtained during project development, was $63.6 million and is included as a component of other liabilities on the condensed consolidated balance sheets.
On May 27, 2021, the Company entered into a Lease Agreement (the “Lease”) with the Developer for the Conveyed Parcel, together with improvements for office and related infrastructure to be constructed thereon, collectively constituting approximately 534,000 gross square feet (the “Project”). The lease became effective upon closing of the sale of the Conveyed Parcel to the Developer. Upon the effective date, the Company deposited $2.5 million with the Developer as security on the lease. Additionally, the Company made deposits of $21.7 million to fund certain improvements expected to be constructed as part of the development of the Project. $20.0 million of deposits were used to purchase fixed assets during the three months ended June 30, 2023 and have been recorded in property, plant and equipment, net on the Company’s condensed consolidated balance sheet. The remaining $1.7 million of deposits are reported in other long-term assets. The lease term will commence upon substantial completion of the final building to be delivered, as evidenced by a certificate of occupancy issued by the City of Raleigh (the “Commencement Date”), and continue for a period of twenty (20) years (the “Initial Term”). The Company has the option to renew the Initial Term for two ten-year periods at a rental rate equal to 100% of the

Notes to Condensed Consolidated Financial Statements (continued)

then-prevailing market rental rate for comparable buildings in the Raleigh, North Carolina, market. The Company intends to relocate its corporate headquarters to the Project during the third quarter of 2023.
No ROU assets or lease liabilities have been recognized in connection with the Lease as of June 30, 2023. Future lease payments are included in Note 12, “Commitments and Contingencies.”
The Company expects the Lease to commence in the third quarter of 2023. Additionally, the Company expects the right of use asset and lease liability to be material to the financial statements.

6. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	As of June 30,	As of December 31,
	2023	2022

	(In thousands)
Furniture and fixtures	$16,808	$16,494
Computer and office equipment	15,129	14,160
Telecommunications equipment	79,537	80,251
Leasehold improvements	75,866	6,410
Software	10,747	7,051
Internal-use software development	27,948	23,677
Automobile	539	665
Land	26,982	23,090
Land Improvements	784	—
Total cost	254,340	171,798
Less—accumulated depreciation	(81,064)	(72,045)
Total property, plant and equipment, net	$173,276	$99,753
The Company capitalized $3.3 million and $5.0 million of software development costs for the three and six months ended June 30, 2023, respectively, and $0.5 million and $1.2 million for the three and six months ended June 30, 2022, respectively.
Amortization expense related to capitalized software development costs was $0.7 million and $1.4 million for the three and six months ended June 30, 2023, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, unamortized implementation costs related to cloud computing arrangements were $0.2 million, of which $0.1 million were included in prepaid expenses and other current assets and $0.1 million are included in other long-term assets.
The Company leases automobiles under leases accounted for as finance leases, which expire on various dates between 2023 and 2026. As of June 30, 2023, cost and accumulated depreciation of the assets under finance leases recorded by the Company were $0.5 million and $0.3 million, respectively.

Notes to Condensed Consolidated Financial Statements (continued)

The Company recognized depreciation expense, which includes amortization of capitalized software development costs, as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(In thousands)
Cost of revenue	$4,205	$3,362	$7,734	$6,738
Research and development	748	565	1,262	1,157
Sales and marketing	273	347	581	681
General and administrative	234	309	503	611
Total depreciation expense	$5,460	$4,583	$10,080	$9,187

7. Goodwill and Intangible Assets
Goodwill
The change in the carrying amounts of goodwill was as follows:

Total

(In thousands)
Balance as of December 31, 2022	$326,405
Foreign currency translation adjustments	3,739
Balance as of June 30, 2023	$330,144
Intangible Assets
Intangible assets, net consisted of the following as of June 30, 2023:

	Gross Amount	Accumulated Amortization	Net Carrying Value

	(In thousands)
Customer relationships	$146,456	$(30,599)	$115,857
Developed technology	78,314	(20,884)	57,430
Other, definite lived	2,828	(2,828)	—
Licenses, indefinite lived	624	—	624
Total intangible assets, net	$228,222	$(54,311)	$173,911
Intangible assets, net consisted of the following as of December 31, 2022:

	Gross Amount	Accumulated Amortization	Net Carrying Value

	(In thousands)
Customer relationships	$141,146	$(25,037)	$116,109
Developed technology	77,409	(16,772)	60,637
Other, definite lived	2,828	(2,828)	—
Licenses, indefinite lived	624	—	624
Total intangible assets, net	$222,007	$(44,637)	$177,370

Notes to Condensed Consolidated Financial Statements (continued)

The Company recognized amortization expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(In thousands)
Cost of revenue	$1,959	$1,934	$3,904	$3,966
Sales and marketing	2,379	2,400	4,708	4,934
Total amortization expense	$4,338	$4,334	$8,612	$8,900
The remaining weighted average amortization period for definite lived intangible assets is 10.6 years.
Future estimated amortization expense for definite lived intangible assets is as follows:

As of June 30,
2023

(In thousands)
2023 (remaining)	$8,711
2024	17,422
2025	17,422
2026	17,422
2027	17,422
Thereafter	94,888
$173,287

8. Debt
Revolving Credit Facility
On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. As a result, SVB ceased normal banking operations for a period of time. Given these circumstances, on March 14, 2023 (the “Notice Date”), the Company gave notice to SVB of its desire and intent to terminate the commitments (the “Termination”) under that certain credit agreement, dated as of June 6, 2022, among the Company, as borrower, the lenders from time to time party thereto, and SVB, as administrative agent, issuing lender and swingline lender. As of the Notice Date, there were no outstanding borrowings under this credit agreement. The Termination became effective on March 15, 2023.
As of June 30, 2023, there were no outstanding debt issuance costs. As of December 31, 2022, unamortized debt issuance costs were $0.4 million, of which $0.2 million were included in prepaid expenses and other current assets and $0.2 million were included in other long-term assets.
Convertible Senior Notes and Capped Call Transactions
2026 Convertible Notes
In February 2020, the Company issued $400.0 million aggregate principal amount of 0.25% Convertible Notes due 2026 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act (the “2026 Convertible Notes”). The interest on the 2026 Convertible Notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2020. The 2026 Convertible Notes will mature on March 1, 2026, unless earlier repurchased, redeemed by the Company, or converted pursuant to their terms. The total net proceeds from the 2026 Convertible Notes, after deducting initial purchaser discounts, costs

Notes to Condensed Consolidated Financial Statements (continued)

related to the 2026 Capped Calls (as defined herein), and debt issuance costs, paid by the Company, were approximately $344.7 million. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, was amortized to interest expense at an annual effective interest rate of 0.509% over the contractual terms of the 2026 Convertible Notes.
Each $1,000 principal amount of the 2026 Convertible Notes is initially convertible into 10.9857 shares of the Company’s Class A common stock, par value $0.001 per share, which is equivalent to an initial conversion price of approximately $91.03 per share.
During March 2023, the Company entered into separate, privately negotiated repurchase agreements with a limited number of holders of the 2026 Convertible Notes to repurchase (the “Repurchases”) approximately $65.0 million aggregate principal amount of the 2026 Convertible Notes for an aggregate cash price of approximately $51.3 million. The Repurchases closed on March 6, 2023. The Company had previously entered into capped call transactions with certain financial institutions in connection with the 2026 Convertible Notes. All of these transactions are expected to remain in effect notwithstanding the Repurchases. Following these Repurchases, and the approximate $160.0 million repurchases that closed in November 2022, approximately $175.0 million principal amount of the 2026 Convertible Notes remain outstanding. The difference between the consideration used to repurchase the 2026 Convertible Notes and the carrying value of the 2026 Convertible Notes resulted in a gain of $12.8 million recorded within net gain on extinguishment of debt on the Company’s condensed consolidated statements of operations in the six months ended June 30, 2023.
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
During the three and six months ended June 30, 2023, the conditions allowing the holders of the 2026 Convertible Notes and the 2028 Convertible Notes to convert were not met. The Convertible Notes may be convertible thereafter if one or more of the conversion conditions specified in each respective Notes Indenture are satisfied during future measurement periods. The Company continues to classify the Convertible Notes as a long-term liability in its condensed consolidated balance sheets as of June 30, 2023, based on contractual settlement provisions.
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
The net carrying amount of the liability components of the Convertible Notes were as follows:

	As of June 30,	As of December 31,
	2023	2022

2026 Convertible Notes:	(In thousands)
Principal	$175,000	$240,000
Unamortized debt issuance costs	(2,325)	(3,805)
2026 Convertible Notes net carrying amount	172,675	236,195

2028 Convertible Notes:
Principal	250,000	250,000
Unamortized debt issuance costs	(5,116)	(5,649)
2028 Convertible Notes net carrying amount	244,884	244,351
Total net carrying amount	$417,559	$480,546

Notes to Condensed Consolidated Financial Statements (continued)

The following table sets forth the interest expense recognized related to the Convertible Notes:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

2026 Convertible Notes:	(In thousands)
Contractual interest expense	$109	$250	$247	$500
Amortization of debt issuance costs	210	496	506	991
Total interest expense related to the 2026 Convertible Notes	319	746	753	1,491

2028 Convertible Notes:
Contractual interest expense	313	313	626	626
Amortization of debt issuance costs	264	265	530	530
Total interest expense related to the 2028 Convertible Notes	577	578	1,156	1,156
Total interest expense	$896	$1,324	$1,909	$2,647

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
All of the Capped Calls were outstanding as of June 30, 2023.

Notes to Condensed Consolidated Financial Statements (continued)

9. Geographic Information
The Company generates its revenue primarily in North America. Revenue by geographic area is detailed in the table below (which is apportioned based on the destination of the service):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(In thousands)
North America	$124,457	$115,433	$240,166	$225,368
Rest of World	21,417	21,056	43,552	42,485
Total	$145,874	$136,489	$283,718	$267,853

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
The Company’s long-lived assets were primarily held in North America as of June 30, 2023 and December 31, 2022. As of June 30, 2023 and December 31, 2022, long-lived assets held outside of North America were $7.9 million and $10.8 million, respectively.

10. Stockholders’ Equity
The Company had reserved shares of Class A common stock for issuance under stock-based award agreements as follows:

	As of June 30,	As of December 31,
	2023	2022
Stock options issued and outstanding	98,105	159,741
Nonvested restricted stock units issued and outstanding	2,548,379	2,607,106
Stock-based awards available for grant under the 2017 Plan	5,422,625	1,879,368
Total	8,069,109	4,646,215

Notes to Condensed Consolidated Financial Statements (continued)

11. Stock-Based Compensation
Stock Options
The following summarizes the stock option activity for the six months ended June 30, 2023:

	Number of options outstanding	Weighted- average exercise price (Per share)	Weighted- average remaining contract life (In years)	Aggregate intrinsic value (In thousands)
Outstanding as of December 31, 2022	159,741	$10.42	2.57	$2,001
Granted	—	—
Exercised	(61,349)	6.74
Forfeited or cancelled	(287)	9.16
Outstanding as of June 30, 2023	98,105	$12.73	3.48	$281

Options vested and exercisable at June 30, 2023	98,105	$12.73	3.48	$281
Options vested and expected to vest as of June 30, 2023	98,105	$12.73	3.48	$281
Aggregate intrinsic value of stock options exercised was $0.2 million and $0.4 million for the three and six months ended June 30, 2023, respectively, and $0.1 million and $0.6 million for the three and six months ended June 30, 2022, respectively.
No options were granted for the three and six months ended June 30, 2023.
As of June 30, 2023, the Company had no unrecognized compensation cost related to non-vested stock options. All outstanding stock options were fully vested prior to December 31, 2022.
Restricted Stock Units
The following summarizes the restricted stock unit (“RSU”) activity for the six months ended June 30, 2023:

	Number of awards outstanding	Weighted-average grant date fair value (Per share)
Nonvested RSUs as of December 31, 2022	2,607,106	$32.33
Granted	278,772	12.91
Vested	(230,034)	54.42
Forfeited or cancelled	(107,465)	29.74
Nonvested RSUs as of June 30, 2023	2,548,379	$28.32
As of June 30, 2023, total unrecognized compensation cost related to non-vested RSUs was $59.8 million, which will be amortized over a weighted-average period of 2.42 years.

Notes to Condensed Consolidated Financial Statements (continued)

Stock-Based Compensation Expense
The Company recognized total stock-based compensation expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(In thousands)
Cost of revenue	$204	$91	$396	$190
Research and development	3,315	1,663	6,456	3,531
Sales and marketing	1,428	727	2,665	1,626
General and administrative	3,058	2,340	5,866	4,820
Total	$8,005	$4,821	$15,383	$10,167

12. Commitments and Contingencies
Operating Leases
The Company leases office space under non-cancelable operating lease agreements that expire on various dates through December 2026. As of June 30, 2023, the Company has $12.7 million in future minimum rent payments for its current office space. See Note 5, “Leases” to the condensed consolidated financial statements, for additional details on the Company’s operating lease commitments.
Contractual Obligations
As of June 30, 2023, the Company has $16.0 million in non-cancellable purchase obligations, consisting of primarily network equipment maintenance and software license contracts, of which $12.2 million will be fulfilled within one year.
On May 27, 2021, the Company entered into the Lease with the Developer for the Conveyed Parcel, together with the Project. The Lease term will commence upon the Commencement Date and continue for the Initial Term. The Company has the option to renew the Initial Term for two ten-year periods. Base rent payments will begin on the Commencement Date. The initial base rent will increase by 1.85% on each anniversary of the Commencement Date. Total lease payments over the Initial Term are approximately $495.7 million. See Note 5, “Leases” to the condensed consolidated financial statements, for additional information on the Company’s operating lease commitments and the Commencement Date.
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

13. Income Taxes
At the end of each interim reporting period, the Company determines the income tax provision by using an estimate of the annual effective tax rate, adjusted for discrete items occurring in the quarter. The effective income

Notes to Condensed Consolidated Financial Statements (continued)

tax rate reflects the effect of federal, international and state income taxes, and the permanent impacts of differences in book and tax accounting.
The Company’s effective tax rate was (4.1)% and 91.4% for the three and six months ended June 30, 2023, respectively, and 6.3% and 1.8% for the three and six months ended June 30, 2022, respectively. For the three months ended June 30, 2023, the effective tax rate decreased from the three months ended June 30, 2022, primarily due to decreased operating losses outside of the U.S., where tax benefits are not offset by a valuation allowance. For the six months ended June 30, 2023, the effective tax rate increased from the six months ended June 30, 2022, primarily due to the increased operating losses outside of the U.S., where tax benefits are not offset by a valuation allowance.
Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of June 30, 2023, the Company continues to maintain a valuation allowance against its U.S. federal and state net deferred tax assets.
The Company’s effective tax rate for the three and six months ended June 30, 2023 differed from the federal statutory tax rate of 21.0% in the U.S. primarily due to the valuation allowance recorded against its U.S. federal and state net deferred tax assets. Other permanent tax adjustments within the effective tax rates, which are offset by the valuation allowance, include state taxes, federal research credit under Internal Revenue Code Section 41, equity compensation in the U.S. and other U.S. non-deductible expenditures.

14. Related Parties
The Company has certain involvement with Relay via an ongoing Master Agreement and a Facilities Sharing Agreement. Amounts charged under these arrangements totaled less than $0.1 million for the three and six months ended June 30, 2023, and $0.4 million and $0.8 million for the three and six months ended June 30, 2022, respectively, and are included in revenue on the Company’s condensed consolidated statements of operations. Amounts due under these arrangements totaled less than $0.1 million as of June 30, 2023 and December 31, 2022, respectively, and are reported in accounts receivable, net of allowance for doubtful accounts in the accompanying condensed consolidated balance sheets.

15. Basic and Diluted Loss per Common Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The Company is in a net loss position for the three and six months ended June 30, 2023 and 2022 and therefore diluted shares equals basic shares.
The components of basic and diluted loss per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(In thousands, except share and per share amounts)
Earnings per share
Net loss attributable to common stockholders	$(3,890)	$(6,248)	$(279)	$(13,062)
Net loss per share, basic and diluted	$(0.15)	$(0.25)	$(0.01)	$(0.52)
Weighted average number of common shares outstanding, basic and diluted	25,555,219	25,279,615	25,502,131	25,249,998

Notes to Condensed Consolidated Financial Statements (continued)

The following common share equivalents were excluded from the weighted average shares used to calculate net loss per common share because their effects would have been anti-dilutive:

	As of June 30,
	2023	2022
Stock options issued and outstanding	98,105	159,827
Restricted stock units issued and outstanding	2,548,379	920,610
Convertible senior notes	3,569,511	5,788,805
Total	6,215,995	6,869,242

16. Subsequent Event
On August 1, 2023, the Company entered into a credit agreement (the “Credit Agreement”) among the Company, as borrower, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent, swingline lender and letters of credit issuer. The Credit Agreement provides for a $50.0 million revolving credit facility (the “Credit Facility”), including a $15.0 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $5.0 million. The Credit Facility has an accordion feature that allows for an increase in the total borrowing size up to $25.0 million, subject to certain conditions. The Credit Facility matures on the earlier of (a) August 1, 2028 or (b) the date that is 91 days prior to the scheduled maturity date or mandatory conversion date of any of the Company’s outstanding convertible notes. Interest on borrowings under the Credit Facility accrues at an annual rate tied to a base rate or the Secured Overnight Financing Rate (“SOFR”), at the Company’s election. Loans based on SOFR bear interest at a rate equal to term SOFR for the applicable interest period plus 10 basis points plus an applicable margin between 2.25% and 2.75% , and loans based on the base rate bear interest at a rate equal to the base rate plus an applicable margin between 1.25% and 1.75%, in each case of the foregoing, depending upon the Company’s consolidated EBITDA for the most recent period of four consecutive fiscal quarters for which financial statements have been delivered under the Credit Agreement. The Company is required to pay a quarterly commitment fee equal to between 0.05% and 0.0625% on the unused portion of the borrowing commitment, depending upon the Company’s consolidated EBITDA for the most recent period of four consecutive fiscal quarters for which financial statements have been delivered under the Credit Agreement.

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
For the three months ended June 30, 2023 and 2022, total revenue was $146 million and $136 million, respectively, representing an increase of 7%. For the three months ended June 30, 2023 and 2022, net loss was $4 million and $6 million, respectively.

Management’s Discussion and Analysis
Business Interruption Insurance Recovery
Beginning in September 2021, our communications network was subjected to a distributed denial of service attack (the “DDoS Attack”) that caused intermittent communications services disruptions affecting certain of our markets and customers. During the period of the DDoS Attack, we maintained certain insurance coverage, including business interruption insurance, intended to cover such circumstances. In June 2023, we resolved our claim with an insurer, pursuant to which we are entitled to receive $4.0 million in proceeds from business interruption insurance, which was recorded within gain on business interruption insurance recoveries on our condensed consolidated statements of operations in the three and six months ended June 30, 2023. The proceeds were received in full in July 2023.

Repurchase of 2026 Convertible Notes
During March 2023, we entered into separate, privately negotiated repurchase agreements with a limited number of holders of the 2026 Convertible Notes to repurchase approximately $65 million aggregate principal amount of the 2026 Convertible Notes for an aggregate cash price of approximately $51 million (the “Repurchases”). The Repurchases closed on March 6, 2023. The difference between the consideration used to repurchase the 2026 Convertible Notes and the carrying value of the 2026 Convertible Notes resulted in a gain of $13 million recorded within net gain on extinguishment of debt on our condensed consolidated statements of operations for the six months ended June 30, 2023.
Following these Repurchases and the approximately $160 million of repurchases that closed in November 2022, approximately $175 million principal amount of the 2026 Convertible Notes remain outstanding.

Key Performance Indicators
We monitor the following key performance indicator (“KPI”) to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. We believe the following KPI is useful in evaluating our business (1):

	Three months ended June 30,
	2023	2022

Dollar-based net retention rate	106%	112%
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
For the three months ended June 30, 2023 and 2022, we generated 77% and 78%, respectively, of our revenue from reoccurring sources. For the six months ended June 30, 2023 and 2022, we generated 77% of our revenue from reoccurring sources. The large bulk of our remaining revenue is generated from recurring monthly charges.
We recognize accounts receivable at the time the customer is invoiced. Additionally, we record a receivable for unbilled revenue if services have been delivered and are billable in subsequent periods. Unbilled revenue made up 52% and 47% of outstanding accounts receivable, net of allowance for doubtful accounts, as of June 30, 2023 and 2022, respectively.
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
Income Taxes
For the three months ended June 30, 2023 and 2022 our effective tax rate was (4.1)% and 6.3%, respectively. The decrease in our effective tax rate is primarily due to decreased operating losses outside of the U.S., where tax benefits are not offset by a valuation allowance.
For the six months ended June 30, 2023 and 2022 our effective tax rate was 91.4% and 1.8%, respectively. The increase in our effective tax rate is primarily due to the increased operating losses outside of the U.S., where tax benefits are not offset by a valuation allowance.
Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of June 30, 2023, we continue to maintain a valuation allowance against our U.S. federal and state net deferred tax assets.

Management’s Discussion and Analysis
Results of Operations
The following table sets forth the condensed consolidated statements of operations for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(In thousands)
Revenue	$145,874	$136,489	$283,718	$267,853
Cost of revenue	86,919	81,085	169,110	157,035
Gross profit	58,955	55,404	114,608	110,818
Operating expenses
Research and development	24,852	24,264	50,513	46,691
Sales and marketing	25,754	23,327	50,783	46,479
General and administrative	15,868	16,863	32,587	33,568
Total operating expenses	66,474	64,454	133,883	126,738
Operating loss	(7,519)	(9,050)	(19,275)	(15,920)
Other income, net
Net gain on extinguishment of debt	—	—	12,767	—
Gain on business interruption insurance recoveries	4,000	—	4,000	—
Interest expense, net	(322)	(874)	(1,236)	(2,124)
Other income, net	104	3,259	490	4,744
Total other income, net	3,782	2,385	16,021	2,620
Loss before income taxes	(3,737)	(6,665)	(3,254)	(13,300)
Income tax (provision) benefit	(153)	417	2,975	238
Net loss	$(3,890)	$(6,248)	$(279)	$(13,062)
The following table sets forth our results of operations as a percentage of our total revenue for the periods presented. *

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Cost of revenue	60%	59%	60%	59%
Gross profit	40%	41%	40%	41%
Operating expenses
Research and development	17%	18%	18%	17%
Sales and marketing	18%	17%	18%	17%
General and administrative	11%	12%	11%	13%
Total operating expenses	46%	47%	47%	47%
Operating loss	(5)%	(7)%	(7)%	(6)%
Other income, net
Net gain on extinguishment of debt	—%	—%	4%	—%
Gain on business interruption insurance recoveries	3%	—%	1%	—%
Interest expense, net	—%	(1)%	—%	(1)%
Other income, net	—%	2%	—%	2%
Total other income, net	3%	2%	6%	1%
Loss before income taxes	(3)%	(5)%	(1)%	(5)%
Income tax (provision) benefit	—%	—%	1%	—%
Net loss	(3)%	(5)%	—%	(5)%
(*) Columns may not foot due to rounding.

Management’s Discussion and Analysis
Comparison of the three months ended June 30, 2023 and 2022
Revenue

	Three months ended June 30,
	2023	2022	Change

	(In thousands)
Revenue	$145,874	$136,489	$9,385	7%

For the three months ended June 30, 2023, our total revenue increased by $9 million, or 7%, compared with the same period in 2022. This growth was the result of higher usage of our core messaging offering and higher corresponding Application to Person (“A2P”) pass-through messaging surcharges imposed by certain carriers. Growth in our revenue other than from pass-through messaging surcharges, compared with the same period in 2022, was led by our core messaging offerings, which grew 11%, and phone number and 911-enabled phone number services, partially offset by lower revenue from voice offerings. The growth in our core messaging was broad based and driven by customers in a variety of industry verticals.
Cost of Revenue and Gross Margin

	Three months ended June 30,
	2023	2022	Change

	(In thousands)
Cost of revenue	$86,919	$81,085	$5,834	7%
Gross profit	$58,955	$55,404	$3,551	6%
Total gross margin	40%	41%
For the three months ended June 30, 2023, total cost of revenue increased $6 million, compared with the same period in 2022, driven by higher pass-through messaging surcharges of $6 million. The combination of changes in total revenue and total cost of revenue yielded gross profit of $59 million, which increased $4 million from the same period in 2022, driven by broad based profit improvements across various products.
Our total gross margin percentage of 40% for the three months ended June 30, 2023 declined less than one percentage point, compared with the same period in 2022, driven by higher pass-through messaging surcharges within the total revenue mix.
Operating Expenses

	Three months ended June 30,
	2023	2022	Change

	(In thousands)
Research and development	$24,852	$24,264	$588	2%
Sales and marketing	25,754	23,327	2,427	10%
General and administrative	15,868	16,863	(995)	(6)%
Total operating expenses	$66,474	$64,454	$2,020	3%
As a percentage of revenue, total operating expenses for the three months ended June 30, 2023 and 2022 were 46% and 47%, respectively.
For the three months ended June 30, 2023, research and development expenses increased by less than $1 million, or 2%, compared with the same period in 2022. This increase was primarily due to higher information technology expenses.

Management’s Discussion and Analysis
For the three months ended June 30, 2023, sales and marketing expenses increased by $2 million, or 10%, compared with the same period in 2022, primarily due to an increase in sales personnel costs of $2 million.
For the three months ended June 30, 2023, general and administrative expenses decreased $1 million, or 6%, compared with the same period in 2022, driven by lower non-headcount expenses of $1 million.
Interest Expense, Net
For the three months ended June 30, 2023, interest expense, net of interest income, decreased by less than $1 million, compared with the same period in 2022, due to lower interest expense of less than $1 million as a result of the 2026 Convertible Notes repurchases of approximately $65 million in March 2023 and $160 million in November 2022.
Income Tax (Provision) Benefit
Our income tax provision or benefit for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items occurring in the quarter.
For the three months ended June 30, 2023, we recognized an income tax provision of less than $1 million, an increase of less than $1 million compared with the same period in 2022. The resulting effective tax rate for the three months ended June 30, 2023 was (4.1)% compared with 6.3% in 2022. For the three months ended June 30, 2023, the change to the effective tax rate was primarily due to decreased operating losses outside of the U.S., where tax benefits are not offset by a valuation allowance.
For the three months ended June 30, 2023 and 2022, the effective tax rates of (4.1)% and 6.3%, respectively, differed from the federal statutory rate of 21% in the U.S. primarily due to the valuation allowance recorded against its U.S. federal and state net deferred tax assets.
Most of the permanent tax adjustments within our effective tax rate are offset by a valuation allowance. These adjustments include state taxes, federal research tax credits under Internal Revenue Code Section 41, equity compensation in the U.S. and other non-deductible expenditures in the U.S. Excluding the impact of the valuation allowance, we realized an estimated state effective tax rate of 4.3% for the three months ended June 30, 2023. In addition, exclusive of the valuation allowance, we continue to generate income tax benefits in the current period related to income tax credits recognized for qualified research activities in the U.S. The applicable federal tax laws and regulations define qualified research activities as research and development activities conducted in the U.S. that involve a process of experimentation designed to discover new information intended to develop a new or improved business component. Absent the valuation allowance, equity compensation also impacts the effective tax rate to the extent the income tax deduction exceeds or is below the related book expense, as required under ASC 718-740-35-2. Other U.S. non-deductible expenses that are offset by the valuation allowance consist primarily of non-deductible executive compensation under Internal Revenue Code Section 162(m).
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

Management’s Discussion and Analysis
Comparison of the six months ended June 30, 2023 and 2022
Revenue

	Six months ended June 30,
	2023	2022	Change

	(In thousands)
Revenue	$283,718	$267,853	$15,865	6%
For the six months ended June 30, 2023, our total revenue increased by $16 million, or 6%, compared with the same period in 2022. This growth was the result of higher usage of our core messaging offering and higher corresponding A2P pass-through messaging surcharges imposed by certain carriers. Growth in our revenue other than from pass-through messaging surcharges, compared with the same period in 2022, was led by our core messaging offerings, which grew 10%, and phone number and 911-enabled phone number services, partially offset by lower revenue from voice offerings. The growth in our core messaging was broad based and driven by customers in a variety of industry verticals.
Cost of Revenue and Gross Margin

	Six months ended June 30,
	2023	2022	Change

	(In thousands)
Cost of revenue	$169,110	$157,035	$12,075	8%
Gross profit	$114,608	$110,818	$3,790	3%
Total gross margin	40%	41%
For the six months ended June 30, 2023, total cost of revenue increased $12 million, compared with the same period in 2022, driven by higher pass-through messaging surcharges of $12 million. The combination of changes in total revenue and total cost of revenue yielded gross profit of $115 million, which increased $4 million from the same period in 2022, driven by broad based profit improvements across various products.
Our total gross margin percentage of 40% for the six months ended June 30, 2023 declined 1%, compared with the same period in 2022, driven by higher pass-through messaging surcharges within the total revenue mix.
Operating Expenses

	Six months ended June 30,
	2023	2022	Change

	(In thousands)
Research and development	$50,513	$46,691	$3,822	8%
Sales and marketing	50,783	46,479	4,304	9%
General and administrative	32,587	33,568	(981)	(3)%
Total operating expenses	$133,883	$126,738	$7,145	6%
As a percentage of revenue, total operating expenses for the six months ended June 30, 2023 and 2022 were 47%.

Management’s Discussion and Analysis
For the six months ended June 30, 2023, research and development expenses increased by approximately $4 million, or 8%, compared with the same period in 2022. This increase was primarily due to increased personnel costs of $3 million from greater numbers of employed staff and higher information technology expenses of $1 million.
For the six months ended June 30, 2023, sales and marketing expenses increased by $4 million, or 9%, compared with the same period in 2022, primarily due to an increase in sales personnel costs of $4 million.
For the six months ended June 30, 2023, general and administrative expenses decreased by $1 million, or 3%, compared with the same period in 2022, driven by lower non-headcount expenses of $1 million.
Interest Expense, Net
For the six months ended June 30, 2023, interest expense, net of interest income, decreased by $1 million, compared with the same period in 2022, due to higher interest income of less than $1 million primarily from higher interest rates on invested cash.
Income Tax Benefit
Our income tax provision or benefit for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items occurring in the quarter.
For the six months ended June 30, 2023, we recognized an income tax benefit of $3 million, an increase of $3 million compared with the same period in 2022. The resulting effective tax rate for the six months ended June 30, 2023 was 91.4% compared with 1.8% in 2022. For the six months ended June 30, 2023, the change to the effective tax rate was primarily due to the increased operating losses outside of the U.S., where tax benefits are not offset by a valuation allowance.
For the six months ended June 30, 2023 and 2022, the effective tax rates of 91.4% and 1.8%, respectively, differed from the federal statutory rate of 21% in the U.S. primarily due to the valuation allowance recorded against our U.S. federal and state net deferred tax assets.
Most of the permanent tax adjustments within our effective tax rate are offset by a valuation allowance. These adjustments include state taxes, federal research tax credits under Internal Revenue Code Section 41, equity compensation in the U.S. and other non-deductible expenditures in the U.S. Excluding the impact of the valuation allowance, we realized an estimated state effective tax rate of 4.3% for the six months ended June 30, 2023. In addition, exclusive of the valuation allowance, we continue to generate income tax benefits in the current period related to income tax credits recognized for qualified research activities in the U.S. The applicable federal tax law and regulations define qualified research activities as research and development activities conducted in the U.S. that involve a process of experimentation designed to discover new information intended to develop a new or improved business component. Absent the valuation allowance, equity compensation also impacts the effective tax rate to the extent the income tax deduction exceeds or is below the related book expense, as required under ASC 718-740-35-2. Other U.S. non-deductible expenses that are offset by the valuation allowance consist primarily of non-deductible executive compensation under Internal Revenue Code Section 162(m).
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
On August 1, 2023, we entered into a credit agreement (the “Credit Agreement”) among us, as borrower, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent, swingline lender and letters of credit issuer. The Credit Agreement provides for a $50.0 million revolving credit facility (the “Credit Facility”), including a $15.0 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $5.0 million. The Credit Facility has an accordion feature that allows for an increase in the total borrowing size up to $25.0 million, subject to certain conditions. See Note 16, “Subsequent Event” to the condensed consolidated financial statements, for additional information on the Credit Agreement.
On June 6, 2022, we entered into a credit agreement among us, as borrower, the lenders from time to time party thereto, and Silicon Valley Bank (“SVB”), as administrative agent, issuing lender and swingline lender. This credit agreement provided for a $50 million revolving credit facility, including a $20 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $5 million. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. As a result, SVB ceased normal banking operations for a period of time. Given these circumstances, on March 14, 2023, we gave notice to SVB of our desire and intent to terminate the commitments under this credit agreement. As of the Notice Date, there were no outstanding borrowings under this credit agreement. The Termination became effective on March 15, 2023.
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

Management’s Discussion and Analysis
Our principal future commitments consist of (i) an aggregate of $425 million in Convertible Notes (see Note 8, “Debt,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of the 2026 Convertible Notes and the 2028 Convertible Notes), (ii) a $496 million non-cancelable lease for our future office headquarters, which we expect to commence in the third quarter of 2023 and which will continue for an initial twenty (20) year term (the “Headquarters Lease”) (see Note 5, “Leases,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of our Headquarters Lease), (iii) $16 million in non-cancelable purchase obligations and future minimum payments under contracts to various service providers, and (iv) $13 million in future minimum rent payments for our current office space. See Note 12, “Commitments and Contingencies,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on future lease commitments.
Statement of Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
	2023	2022

	(In thousands)
Net cash (used in) provided by operating activities	$(3,268)	$324
Net cash provided by (used in) investing activities	32,583	(162,597)
Net cash used in financing activities	(51,936)	(2,388)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	27	(1,434)
Net decrease in cash, cash equivalents, and restricted cash	$(22,594)	$(166,095)
Cash Flows from Operating Activities
For the six months ended June 30, 2023, net cash used in operating activities was $3 million and was generated by our aggregate results of $17 million during the period, net of non-cash items comprising depreciation and amortization, non-cash reduction to the right-of-use asset, amortization of debt discount and issuance costs, stock-based compensation, deferred taxes and other, net gain on extinguishment of debt, gain on business interruption insurance recoveries and a $23 million cash outflow from lower operating liabilities, partially offset by a net cash inflow from operating assets aggregating $3 million. The net gain on extinguishment of debt was a result of the repurchase of $65 million aggregate principal amount of the 2026 Convertible Notes in March 2023. The gain from business interruption insurance in June 2023 was from a recovery of the claim from the DDoS attack that occurred in September 2021.
Within operating liabilities, the net cash used as a result of lower accounts payable of $6 million during 2023 was primarily related to the timing and amounts of purchases of both services and tangible goods and their related payment arrangements. The cash used as a result of lower accrued expenses and other liabilities of $12 million during 2023 was driven by the payment of annual bonuses and less advanced billings from customers utilizing their credit balances for invoice payments. The cash outflow related to the operating right-of-use liability was $4 million.
Within operating assets, cash provided as a result of the change in accounts receivable of $4 million during 2023 was driven by higher unbilled receivables balances of $5 million arising from higher usage amounts in the last month of the three month period and $9 million from the timing of collection of invoiced amounts.
Cash Flows from Investing Activities
For the six months ended June 30, 2023, net cash provided by investing activities was $33 million. Cash provided by investing activities was driven by proceeds from the sales and maturities of marketable securities of $81 million to partially fund the repurchase of $65 million aggregate principal amount of the 2026 Convertible

Management’s Discussion and Analysis
Notes. This was partially offset by cash used for the purchase of marketable securities of $41 million. Cash used for the purchase of property, plant and equipment was $4 million and cash used for capitalized software development costs was $5 million driven by investments in the communications platform.
Cash Flows from Financing Activities
For the six months ended June 30, 2023, net cash used in financing activities was $52 million, consisting primarily of $51 million net cash paid to repurchase $65 million aggregate principal amount of the 2026 Convertible Notes.
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

Management’s Discussion and Analysis

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(In thousands)
Gross Profit	$58,955	$55,404	$114,608	$110,818
Gross Profit Margin %	40%	41%	40%	41%
Depreciation	4,205	3,362	7,734	6,738
Amortization of acquired intangible assets	1,959	1,934	3,904	3,966
Stock-based compensation	204	91	396	190
Non-GAAP Gross Profit	$65,323	$60,791	$126,642	$121,712
Non-GAAP Gross Margin % (1)	55%	53%	54%	53%
________________________
(1) Calculated by dividing Non-GAAP gross profit by revenue less pass-through messaging surcharges of $27 million and $21 million in the three months ended June 30, 2023 and 2022, respectively, and $51 million and $38 million in the six months ended June 30, 2023 and 2022, respectively.
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
•gain on business interruption insurance recoveries;
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
We believe Non-GAAP net income (loss) is a meaningful measure because by removing certain non-cash and other expenses, we are able to evaluate our operating results in a manner we believe is more indicative of the current period’s performance. We believe the use of Non-GAAP net income (loss) may be helpful to investors because it provides consistency and comparability with past financial performance, facilitates period-to-period comparisons of results of operations and assists in comparisons with other companies, many of which may use similar Non-GAAP financial information to supplement their GAAP results. As a result of the adoption of ASU No. 2020-06 on January 1, 2022, we add back cash interest expense on the Convertible Notes, as if converted at the beginning of the period, if the impact is dilutive for the purposes of calculating diluted Non-GAAP net income or loss per Non-GAAP share.

Management’s Discussion and Analysis

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(In thousands, except share and per share amounts)
Net loss	$(3,890)	$(6,248)	$(279)	$(13,062)
Stock-based compensation	8,005	4,821	15,383	10,167
Amortization of acquired intangibles	4,338	4,334	8,612	8,900
Amortization of debt discount and issuance costs for convertible debt	474	761	1,036	1,521
Gain on sale of business	—	(2,859)	—	(3,777)
Net gain on extinguishment of debt	—	—	(12,767)	—
Gain on business interruption insurance recoveries	(4,000)	—	(4,000)	—
Non-recurring items not indicative of ongoing operations and other (1)	180	34	739	189
Estimated tax effects of adjustments (2)	(708)	(1,735)	(3,135)	(2,286)
Non-GAAP net income (loss)	$4,399	$(892)	$5,589	$1,652
Interest expense on Convertible Notes (3) (4)	317	732	655	1,125
Numerator used to compute Non-GAAP diluted net income (loss) per share (4)	$4,716	$(892)	$6,244	$2,777

Net loss per share, basic and diluted	$(0.15)	$(0.25)	$(0.01)	$(0.52)

Non-GAAP net income (loss) per Non-GAAP share
Basic	$0.17	$(0.04)	$0.22	$0.07
Diluted	$0.16	$(0.04)	$0.21	$0.09

Weighted average number of shares outstanding
Basic and diluted shares	25,555,219	25,279,615	25,502,131	25,249,998

Non-GAAP basic shares	25,555,219	25,279,615	25,502,131	25,249,998
Convertible debt conversion	3,317,023	—	3,569,511	5,788,805
Stock options issued and outstanding	27,413	—	60,583	120,167
Non-GAAP diluted shares	28,899,655	25,279,615	29,132,225	31,158,970
________________________
(1) Non-recurring items not indicative of ongoing operations and other include (i) $0.2 million and less than $0.1 million of losses on disposals of property, plant and equipment in the three months ended June 30, 2023 and 2022, respectively, (ii) $0.4 million of expense resulting from the early termination of the Company’s undrawn SVB credit facility and $0.3 million of losses on disposals of property, plant and equipment for the six months ended June 30, 2023 and (iii) $0.2 million of losses on disposals of property, plant and equipment for the six months ended June 30, 2022.
(2) The estimated tax-effect of adjustments is determined by recalculating the tax provision on a Non-GAAP basis. The Non-GAAP effective income tax rate was 2.8% and 55.4% for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023, the Non-GAAP effective income tax rate differed from the federal statutory tax rate of 21% in the U.S. primarily due to the research and development tax credits generated in 2023. We analyze the Non-GAAP valuation allowance position on a quarterly basis. In the fourth quarter of 2022, we removed the valuation allowance against all U.S. deferred tax assets for Non-GAAP purposes as a result of cumulative Non-GAAP U.S. income over the past three years and a significant depletion of net operating loss and tax credit carryforwards on a Non-GAAP basis. As of June 30, 2023, we have no valuation allowance against our remaining deferred tax assets for Non-GAAP purposes.
(3) Upon the adoption of ASU 2020-06 on January 1, 2022, net income is increased for interest expense as part of the calculation for diluted Non-GAAP earnings per share.

Management’s Discussion and Analysis
(4) As we had a Non-GAAP net loss for the three months ended June 30, 2022, the interest expense on the Convertible Notes was not used to compute Non-GAAP diluted net loss per share. This figure is presented to show the activity during the quarter resulting in the interest expense on the Convertible Notes used to compute Non-GAAP diluted net income per share for the six months ended June 30, 2022.
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
•gain on business interruption insurance recoveries; and
•non-recurring items not indicative of ongoing operations and other
Adjusted EBITDA is a key measure used by management to understand and evaluate our core operating performance and trends, to generate future operating plans and to make strategic decisions regarding the allocation of capital. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(In thousands)
Net loss	$(3,890)	$(6,248)	$(279)	$(13,062)
Income tax provision (benefit)	153	(417)	(2,975)	(238)
Interest expense, net	322	874	1,236	2,124
Depreciation	5,460	4,583	10,080	9,187
Amortization	4,338	4,334	8,612	8,900
Stock-based compensation	8,005	4,821	15,383	10,167
Gain on sale of business	—	(2,859)	—	(3,777)
Net gain on extinguishment of debt	—	—	(12,767)	—
Gain on business interruption insurance recoveries	(4,000)	—	(4,000)	—
Non-recurring items not indicative of ongoing operations and other (1)	180	34	337	189
Adjusted EBITDA	$10,568	$5,122	$15,627	$13,490
________________________
(1) Non-recurring items not indicative of ongoing operations and other include $0.2 million and less than $0.1 million of losses on disposals of property, plant and equipment in the three months ended June 30, 2023 and 2022, respectively, and $0.3 million and $0.2 million of losses on disposals of property, plant and equipment in the six months ended June 30, 2023 and 2022, respectively.

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

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(In thousands)
Net cash provided by (used in) operating activities	$3,086	$7,019	$(3,268)	$324
Net cash used in investing in capital assets (1)	(4,314)	(4,341)	(8,860)	(10,266)
Free cash flow	$(1,228)	$2,678	$(12,128)	$(9,942)
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

Recently Issued Accounting Guidance
See Note 2, “Summary of Significant Accounting Policies,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of recently adopted accounting standards and recent accounting pronouncements not yet adopted, if applicable.

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
Interest Rate Risk
Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents of $92 million and marketable securities of $31 million as of June 30, 2023, which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of interest bearing checking and direct deposit accounts, and money market accounts. Marketable securities consist of corporate debt securities, U.S. treasury securities, and commercial paper not otherwise classified as cash equivalents.
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
Foreign Currency Risk
The functional currencies of our foreign subsidiaries are the respective local currencies of the jurisdictions in which they operate, which are primarily the Euro and the British Pound. Approximately 15% of our total revenue was generated outside North America for the six months ended June 30, 2023. The majority of our revenues and operating expenses are denominated in U.S. dollars, and therefore are not currently subject to significant foreign currency risk. Our subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the year. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive loss within stockholders’ equity. Gains or losses due to transactions in foreign currencies are included in other (expense) income, net in our condensed consolidated statements of operations. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currencies result in increased revenue and operating expenses for our rest of world operations. Similarly, our revenue and operating expenses for our rest of world operations decrease if the U.S. dollar strengthens against foreign currencies. A hypothetical 10% adverse change in foreign currency exchange rates would have adversely impacted our net income for the six months ended June 30, 2023 by approximately $1.6 million.

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
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 5. Other Information
The following table describes any contracts, instructions or written plans for the sale or purchase of our securities adopted by our directors or executive officers during the three and six months ended June 30, 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan	Aggregate Number of Securities to be Purchased or Sold

David A. Morken Chairman and Chief Executive Officer	3/3/2023	None.	Covers the sale of an indeterminate number of shares of Class A common stock. This 10b5-1 instruction letter authorizes the Company to sell sufficient shares of Class A common stock to satisfy tax withholding obligations related to all future equity award vesting events.
Daryl E. Raiford Chief Financial Officer	3/3/2023	None.	Covers the sale of an indeterminate number of shares of Class A common stock. This 10b5-1 instruction letter authorizes the Company to sell sufficient shares of Class A common stock to satisfy tax withholding obligations related to all future equity award vesting events.
Anthony F. Bartolo Chief Operating Officer	3/3/2023	None.	Covers the sale of an indeterminate number of shares of Class A common stock. This 10b5-1 instruction letter authorizes the Company to sell sufficient shares of Class A common stock to satisfy tax withholding obligations related to all future equity award vesting events.
R. Brandon Asbill General Counsel	3/3/2023	None.	Covers the sale of an indeterminate number of shares of Class A common stock. This 10b5-1 instruction letter authorizes the Company to sell sufficient shares of Class A common stock to satisfy tax withholding obligations related to all future equity award vesting events.
Rebecca G. Bottorff Director and Chief People Officer	a. 3/7/2023 b. 6/14/2023	a. None. b. 12/31/2024
a. Covers the sale of an indeterminate number of shares of Class A common stock. This 10b5-1 instruction letter authorizes the Company to sell sufficient shares of Class A common stock to satisfy tax withholding obligations related to all future equity award vesting events.

b. Covers the sale of up to (i) 10,869 shares of Class A common stock, plus (ii) an indeterminate number of shares of Class A common stock issued upon future equity award vesting events.

Kade Ross Chief Information Officer	a. 3/6/2023 b. 3/13/2023	a. None. b. 3/18/2024
a. Covers the sale of an indeterminate number of shares of Class A common stock. This 10b5-1 instruction letter authorizes the Company to sell sufficient shares of Class A common stock to satisfy tax withholding obligations related to all future equity award vesting events.

b. Covers the sale of up to 20,000 shares of Class A common stock.

Devin M. Krupka SVP, Principal Accounting Officer	5/5/2023	None.	Covers the sale of an indeterminate number of shares of Class A common stock. This 10b5-1 instruction letter authorizes the Company to sell sufficient shares of Class A common stock to satisfy tax withholding obligations related to all future equity award vesting events.

Item 6. Exhibits

Exhibit Index

Exhibit number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation.	10-Q	001-38285	3.1	12/14/2017
3.2	Second Amended and Restated Bylaws.	10-Q	001-38285	3.2	12/14/2017
10.1	Second Amended and Restated 2017 Incentive Award Plan.				Filed herewith
10.2^	Credit Agreement among Bandwidth Inc., certain subsidiaries of Bandwidth Inc., the several lenders from time to time party thereto, and Bank of America, N.A., dated as of August 1, 2023.				Filed herewith
31.1	Certificate of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
101.INS	XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.				Filed herewith
101.SCH	XBRL Taxonomy Schema Document.				Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith
^    Certain of the exhibits to Exhibit 10.2 have been omitted in accordance with Regulation S-K Item 601. The Registrant agrees to furnish a copy of all omitted exhibits to the SEC upon its request.
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

BANDWIDTH INC.

Date:	August 3, 2023	By:	/s/ David A. Morken
David A. Morken
Chief Executive Officer
(Principal Executive Officer)

Date:	August 3, 2023	By:	/s/ Daryl E. Raiford
Daryl E. Raiford
Chief Financial Officer
(Principal Financial Officer)

Date:	August 3, 2023	By:	/s/ Devin M. Krupka
Devin M. Krupka
Senior Vice President, Corporate Controller
(Principal Accounting Officer)