Form 10-Q
period 2023-09-30
Bandwidth Inc.
filed 2023-11-02
CIK 1514416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 31, 2023, 23,683,688 shares of the registrant’s Class A common stock and 1,958,028 shares of registrant’s Class B common stock were outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
BANDWIDTH INC.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	As of September 30,	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$107,373	$113,641
Marketable securities	31,745	71,231
Accounts receivable, net of allowance for doubtful accounts	75,046	74,465
Deferred costs	4,185	3,566
Prepaid expenses and other current assets	16,037	16,705
Total current assets	234,386	279,608
Property, plant and equipment, net	176,780	99,753
Operating right-of-use asset, net	161,106	9,993
Intangible assets, net	164,688	177,370
Deferred costs, non-current	4,715	4,938
Other long-term assets	6,404	31,251
Goodwill	322,003	326,405
Total assets	$1,070,082	$929,318
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$31,211	$26,750
Accrued expenses and other current liabilities	60,452	62,577
Current portion of deferred revenue	7,869	7,181
Advanced billings	4,305	10,049
Operating lease liability, current	4,766	7,450
Total current liabilities	108,603	114,007
Other liabilities	620	11,176
Operating lease liability, net of current portion	222,714	4,640
Deferred revenue, net of current portion	8,098	8,306
Deferred tax liability	32,018	38,466
Convertible senior notes	418,042	480,546
Total liabilities	790,095	657,141
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A voting common stock: $0.001 par value; 100,000,000 shares authorized; 23,682,801 and 23,379,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	24	23
Class B voting common stock: $0.001 par value; 20,000,000 shares authorized;1,958,028 and 1,965,170 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	383,013	364,913
Accumulated deficit	(53,956)	(48,547)
Accumulated other comprehensive loss	(49,096)	(44,214)
Total stockholders’ equity	279,987	272,177
Total liabilities and stockholders’ equity	$1,070,082	$929,318
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Revenue	$152,013	$148,325	$435,731	$416,178
Cost of revenue	92,514	84,861	261,624	241,896
Gross profit	59,499	63,464	174,107	174,282
Operating expenses
Research and development	24,792	25,044	75,305	71,735
Sales and marketing	25,011	23,184	75,794	69,663
General and administrative	15,843	16,623	48,430	50,191
Total operating expenses	65,646	64,851	199,529	191,589
Operating loss	(6,147)	(1,387)	(25,422)	(17,307)
Other income (expense), net
Net gain on extinguishment of debt	—	—	12,767	—
Gain on business interruption insurance recoveries	—	—	4,000	—
Other income (expense), net	798	(338)	52	2,282
Total other income (expense), net	798	(338)	16,819	2,282
Loss before income taxes	(5,349)	(1,725)	(8,603)	(15,025)
Income tax benefit	219	923	3,194	1,161
Net loss	$(5,130)	$(802)	$(5,409)	$(13,864)

Net loss per share, basic and diluted	$(0.20)	$(0.03)	$(0.21)	$(0.55)

Weighted average number of common shares outstanding, basic and diluted	25,613,441	25,304,057	25,539,642	25,268,216
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net loss	$(5,130)	$(802)	$(5,409)	$(13,864)
Other comprehensive loss
Unrealized (loss) gain on marketable securities, net of income taxes	(129)	458	(3)	120
Foreign currency translation, net of income taxes	(12,760)	(29,702)	(4,879)	(69,993)
Total other comprehensive loss	(12,889)	(29,244)	(4,882)	(69,873)
Total comprehensive loss	$(18,019)	$(30,046)	$(10,291)	$(83,737)
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

BANDWIDTH INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Class A voting common stock		Class B voting common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Equity awards withheld for tax liability	(43,325)	—	—	—	(903)	—	—	(903)
Unrealized gain on marketable securities	—	—	—	—	—	72	—	72
Foreign currency translation	—	—	—	—	—	7,647	—	7,647
Stock-based compensation	—	—	—	—	6,649	—	—	6,649
Net income	—	—	—	—	—	—	3,611	3,611
Balance at March 31, 2023	23,530,600	24	1,965,170	2	370,814	(36,495)	(44,936)	289,409
Exercises of vested stock options	38,374	—	—	—	259	—	—	259
Vesting of restricted stock units	58,084	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(2,289)	—	—	—	(30)	—	—	(30)
Unrealized gain on marketable securities	—	—	—	—	—	54	—	54
Foreign currency translation	—	—	—	—	—	234	—	234
Stock-based compensation	—	—	—	—	5,866	—	—	5,866
Net loss	—	—	—	—	—	—	(3,890)	(3,890)
Balance at June 30, 2023	23,624,769	24	1,965,170	2	376,909	(36,207)	(48,826)	291,902
Vesting of restricted stock units	51,132	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(242)	—	—	—	(3)	—	—	(3)
Conversion of Class B voting common stock to Class A voting common stock	7,142	—	(7,142)	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	(129)	—	(129)
Foreign currency translation	—	—	—	—	—	(12,760)	—	(12,760)
Stock-based compensation	—	—	—	—	6,107	—	—	6,107
Net loss	—	—	—	—	—	—	(5,130)	(5,130)
Balance at September 30, 2023	23,682,801	$24	1,958,028	$2	$383,013	$(49,096)	$(53,956)	$279,987
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(5,409)	$(13,864)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	29,687	26,866
Non-cash reduction to the right-of-use asset	5,227	5,308
Amortization of debt discount and issuance costs	1,995	2,343
Stock-based compensation	22,325	15,059
Deferred taxes and other	(5,902)	(5,496)
Net gain on extinguishment of debt	(12,767)	—
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(654)	(18,311)
Prepaid expenses and other assets	2,102	(13,389)
Accounts payable	4,164	14,305
Accrued expenses and other liabilities	(13,031)	17,142
Operating right-of-use liability	(8,004)	(5,623)
Net cash provided by operating activities	19,733	24,340
Cash flows from investing activities
Purchase of property, plant and equipment	(5,287)	(18,669)
Deposits for construction in progress	—	(14,545)
Capitalized software development costs	(8,384)	(2,121)
Purchase of marketable securities	(60,625)	(178,153)
Proceeds from sales and maturities of marketable securities	100,109	33,102
Proceeds from sale of business	1,070	—
Net cash provided by (used in) investing activities	26,883	(180,386)
Cash flows from financing activities
Payments on finance leases	(124)	(162)
Net cash paid for debt extinguishment	(51,259)	—
Payment of debt issuance costs	(696)	(553)
Proceeds from exercises of stock options	413	162
Value of equity awards withheld for tax liabilities	(1,056)	(2,047)
Net cash used in financing activities	(52,722)	(2,600)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(887)	(6,341)
Net decrease in cash, cash equivalents, and restricted cash	(6,993)	(164,987)
Cash, cash equivalents, and restricted cash, beginning of period	114,622	332,289
Cash, cash equivalents, and restricted cash, end of period	$107,629	$167,302

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$107,373	$166,384
Restricted cash included in prepaid expenses and other current assets	256	918
Total cash, cash equivalents, and restricted cash, end of period	$107,629	$167,302

Supplemental disclosure of cash flow information
Cash (received from) paid for interest	$(814)	$1,328
Cash paid for taxes, net	$5,688	$899
Right-of-use assets obtained in exchange for new operating lease liabilities	$155,588	$3,322

Supplemental disclosure of noncash investing and financing activities
Purchase of property, plant and equipment, accrued but not paid	$3,825	$2,133

Purchase of property and equipment through lease incentive	$57,329	$3,807
Purchase of property and equipment through use of escrow deposits	$20,674	$—

BANDWIDTH INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
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
Marketable Securities
The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. The Company may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies investments with maturities greater than 90 days as marketable securities in the accompanying condensed consolidated balance sheets. The Company evaluates its investments to assess whether the amortized cost basis is in excess of estimated fair value and determines what amount of that difference, if any, is caused by expected credit losses. Allowances for credit losses are recognized as a charge in other income (expense), net on the condensed consolidated statements of operations, and any remaining unrealized losses are included in accumulated other comprehensive loss on the condensed consolidated balance sheets. Due to the nature and investment grade of the Company’s marketable securities, there were no credit losses recorded for the three and nine months ended September 30, 2023. There have been no impairment charges for any unrealized losses during the period.
Accounts Receivable and Current Expected Credit Losses
Accounts receivable are stated at realizable value, net of allowances, which includes an allowance for doubtful accounts and a reserve for expected credit losses. The allowance for doubtful accounts is based on management’s assessment of the collectability of its customer accounts. The Company regularly reviews the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, current economic trends, and reasonable and supportable forecasts about the future. Relevant risk characteristics include customer size and historical loss patterns. Management has evaluated the expected credit losses related to trade accounts receivable and determined that an allowance of approximately $1.3 million and $1.2 million for uncollectible accounts and customer balances that are disputed was required as of September 30, 2023 and December 31, 2022, respectively. Refer to Note 4, “Financial Statement Components” to these condensed consolidated financial statements, for a rollforward of the components of the allowances for the three and nine months ended September 30, 2023 and 2022.
The Company includes unbilled receivables in its accounts receivable balance. Generally, these receivables represent earned revenue from services provided to customers, which will be billed in the next billing cycle. All amounts are considered collectible and billable. As of September 30, 2023 and December 31, 2022, unbilled receivables were $39.7 million and $33.9 million, respectively.
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
With regard to customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As of September 30, 2023 and December 31, 2022, no individual customer represented more than 10% of the Company’s accounts receivable, net of allowance for doubtful accounts.
For the three and nine months ended September 30, 2023 and 2022, no individual customer represented more than 10% of the Company’s revenue.

Notes to Condensed Consolidated Financial Statements (continued)

Business Interruption Insurance Recovery
Beginning in September 2021, the Company’s communications network was subjected to a distributed denial of service attack (the “DDoS Attack”) that caused intermittent communications services disruptions affecting certain of its markets and customers. During the period of the DDoS Attack, the Company maintained certain insurance coverage, including business interruption insurance, intended to cover such circumstances. In June 2023, the Company resolved its claim with an insurer, pursuant to which the Company was entitled to receive $4.0 million in proceeds from business interruption insurance, which was recorded within gain on business interruption insurance recoveries on the Company’s condensed consolidated statements of operations in the nine months ended September 30, 2023. The proceeds were received in full in July 2023.
Recent Accounting Pronouncements Not Yet Adopted
There were no recent accounting pronouncements not yet adopted during the three and nine months ended September 30, 2023 that were significant to the Company.

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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value as of September 30, 2023 and December 31, 2022 because of the relatively short duration of these instruments. Marketable securities consist of time deposits, corporate debt securities, U.S. treasury securities, and commercial paper not otherwise classified as cash equivalents. All marketable securities are considered to be available-for-sale and are recorded at their estimated fair values. Unrealized gains and losses for available-for-sale securities are recorded in accumulated other comprehensive loss.
The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following tables

Notes to Condensed Consolidated Financial Statements (continued)

summarize the Company’s financial assets measured at fair value as of September 30, 2023 and December 31, 2022:

	Amortized cost or carrying value	Unrealized gains	Unrealized losses	Fair value measurements on a recurring basis September 30, 2023
				Level 1	Level 2	Level 3	Total

	(In thousands)
Financial assets:
Cash and cash equivalents:
Money market account	$67,168	$—	$—	$67,168	$—	$—	$67,168
Commercial paper	5,470	—	—	5,470	—	—	5,470
Total included in cash and cash equivalents	72,638	—	—	72,638	—	—	72,638
Marketable securities:
Time deposits	20,000	—	—	20,000	—	—	20,000
Corporate debt securities	265	1	—	—	266	—	266
Commercial paper	11,169	310	—	11,479	—	—	11,479
Total marketable securities	31,434	311	—	31,479	266	—	31,745
Total financial assets	$104,072	$311	$—	$104,117	$266	$—	$104,383

	Amortized cost or carrying value	Unrealized gains	Unrealized losses	Fair value measurements on a recurring basis December 31, 2022
				Level 1	Level 2	Level 3	Total

	(In thousands)
Financial assets:
Cash and cash equivalents:
Money market account	$36,728	$—	$—	$36,728	$—	$—	$36,728
Commercial paper	28,254	—	—	28,254	—	—	28,254
Total included in cash and cash equivalents	64,982	—	—	64,982	—	—	64,982
Marketable securities:
Time deposits	6,645	—	(15)	6,630	—	—	6,630
U.S. treasury securities	14,718	74	—	14,792	—	—	14,792
Corporate debt securities	23,412	—	(97)	—	23,315	—	23,315
Commercial paper	26,142	352	—	26,494	—	—	26,494
Total marketable securities	70,917	426	(112)	47,916	23,315	—	71,231
Total financial assets	$135,899	$426	$(112)	$112,898	$23,315	$—	$136,213

Notes to Condensed Consolidated Financial Statements (continued)

The Company classifies its marketable securities as current assets as they are available for current operating needs. The following table summarizes the contractual maturities of marketable securities as of September 30, 2023:

	Amortized cost	Aggregate fair value

	(In thousands)
Financial assets:
Less than one year	$31,434	$31,745
Total	$31,434	$31,745
As of September 30, 2023, the marketable securities were in an unrealized gain position. The Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. As of September 30, 2023, the Company anticipates that it will recover the entire amortized cost basis of its marketable securities before maturity.
During the three and nine months ended September 30, 2023, there were $18.9 million and $61.8 million in maturities of marketable securities, respectively. There were no proceeds from sales of marketable securities for the three months ended September 30, 2023 and $38.3 million for the nine months ended September 30, 2023. There were $33.1 million in maturities from marketable securities for the three and nine months ended September 30, 2022. The Company determines realized gains and losses on sale of marketable securities using the specific identification method and records such gains and losses in other income (expense), net on the condensed consolidated statements of operations. Interest earned on marketable securities was $0.6 million and $1.4 million for the three and nine months ended September 30, 2023, respectively, and $0.4 million and $0.6 million for the three and nine months ended September 30, 2022, respectively. The interest is recorded in other income (expense), net, on the accompanying condensed consolidated statements of operations.
As of September 30, 2023, the fair value of the 2026 Convertible Notes and 2028 Convertible Notes, as further described in Note 8, “Debt,” to these condensed consolidated financial statements, was approximately $137.7 million and $162.5 million, respectively. As of December 31, 2022, the fair value of the 2026 Convertible Notes and the 2028 Convertible Notes was approximately $180.9 million and $156.5 million, respectively. The fair value was determined based on the closing price for the Convertible Notes on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.

4. Financial Statement Components
Accounts receivable, net of allowances consist of the following:

	As of September 30,	As of December 31,
	2023	2022

	(In thousands)
Trade accounts receivable	$36,477	$40,332
Unbilled accounts receivable	39,743	33,863
Allowance for doubtful accounts and reserve for expected credit losses	(1,265)	(1,191)
Other accounts receivable	91	1,461
Total accounts receivable, net	$75,046	$74,465

Notes to Condensed Consolidated Financial Statements (continued)

Components of allowance for doubtful accounts and reserve for expected credit losses are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(In thousands)
Allowance for doubtful accounts:
Balance, beginning of period	$(1,616)	$(945)	$(1,191)	$(1,661)
Charged to bad debt expense, net of reversals	260	(117)	(465)	64
Deductions (1)	82	236	386	728
Impact of foreign currency translation	9	34	5	77
Balance, end of period	$(1,265)	$(792)	$(1,265)	$(792)
________________________
(1) Write-off of uncollectible accounts after all collection efforts have been exhausted.

Accrued expenses and other current liabilities consisted of the following:

	As of September 30,	As of December 31,
	2023	2022

	(In thousands)
Accrued expense	$37,573	$29,990
Accrued compensation and benefits	14,688	21,595
Accrued sales, use, VAT and telecommunications related taxes	7,489	7,799
Income tax payable	—	2,235
Other accrued expenses	702	958
Total accrued expenses and other current liabilities	$60,452	$62,577

Other liabilities consisted of the following:

	As of September 30,	As of December 31,
	2023	2022

	(In thousands)
Lease incentive	$—	$10,468
Other liabilities	620	708
Total other liabilities	$620	$11,176

Notes to Condensed Consolidated Financial Statements (continued)

5. Leases
The Company primarily leases facilities for office space under non-cancelable operating leases for its U.S. and international locations. As of September 30, 2023, non-cancelable leases expire on various dates between 2023 and 2043, some of which include options to extend the leases for up to 20 years.
The components of lease expense recorded in the condensed consolidated statements of operations were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(In thousands)
Operating lease cost	$5,311	$1,809	$8,798	$6,037
Sublease income	—	(14)	—	(206)
Total net lease cost	$5,311	$1,795	$8,798	$5,831

Other supplemental information related to operating leases were as follows:

	Nine months ended September 30,
	2023	2022

	(In thousands)
Weighted average remaining lease term (in years)	19.33	2.28

Weighted average discount rate	8.73%	4.61%

Maturities of operating lease liabilities were as follows:

As of September 30,
2023

(In thousands)
2023 (remaining)	$5,029
2024	23,544
2025	22,904
2026	22,365
2027	22,119
Thereafter	401,269
Total lease payments	497,230
Less: imputed interest	(269,750)
Total lease obligations	227,480
Less: current obligations	(4,766)
Long-term lease obligations	$222,714
New Corporate Headquarters
On August 1, 2023, the Company commenced a lease for a new corporate headquarters in Raleigh, North Carolina. The lease term will continue for a period of twenty (20) years (the “Initial Term”). The Company has the option to renew the Initial Term for two ten-year periods at a rental rate equal to 100% of the then-prevailing market

Notes to Condensed Consolidated Financial Statements (continued)

rental rate for comparable buildings in the Raleigh, North Carolina, market. The Company relocated its corporate headquarters to the leased property during the third quarter of 2023.
Upon commencement of the lease, the Company recognized right-of-use (“ROU”) assets of $156.0 million and operating lease liabilities of $223.1 million. The operating lease liabilities include $67.8 million of incentives provided by the landlord throughout development of the new corporate headquarters. Assets obtained through lease incentives are reported in property, plant and equipment, net, on the condensed consolidated balance sheets. Total lease payments over the Initial Term will be approximately $495.7 million. The Company also has recorded $2.5 million in security deposits and $1.0 million in escrow deposits to fund additional improvements. Deposits are reported as a component of other long-term assets on the Company’s condensed consolidated balance sheets.

6. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	As of September 30,	As of December 31,	Useful Life
	2023	2022

	(In thousands)		(In years)
Furniture and fixtures	$17,204	$16,494	5
Computer and office equipment	16,215	14,160	2 to 10
Telecommunications equipment	79,925	80,251	5 to 7
Leasehold improvements	79,683	6,410	5 to 20
Software	10,822	7,051	3
Internal-use software development	31,139	23,677	4
Automobile	526	665	3
Land	27,636	23,090	Indefinite
Land Improvements	1,065	—	20
Total cost	264,215	171,798
Less—accumulated depreciation	(87,435)	(72,045)
Total property, plant and equipment, net	$176,780	$99,753
The Company capitalized $3.4 million and $8.4 million of software development costs for the three and nine months ended September 30, 2023, respectively, and $0.9 million and $2.1 million for the three and nine months ended September 30, 2022, respectively.
Amortization expense related to capitalized software development costs was $0.8 million and $2.2 million for the three and nine months ended September 30, 2023, respectively, and $0.6 million and $1.6 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, unamortized implementation costs related to cloud computing arrangements were $0.2 million, of which $0.1 million were included in prepaid expenses and other current assets and $0.1 million were included in other long-term assets.
The Company leases automobiles under leases accounted for as finance leases, which expire on various dates between 2024 and 2026. As of September 30, 2023, cost and accumulated depreciation of the assets under finance leases recorded by the Company were $0.5 million and $0.3 million, respectively.

Notes to Condensed Consolidated Financial Statements (continued)

The Company recognized depreciation expense, which includes amortization of capitalized software development costs, as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(In thousands)
Cost of revenue	$4,056	$3,403	$11,790	$10,141
Research and development	1,199	610	2,461	1,767
Sales and marketing	905	346	1,486	1,027
General and administrative	487	302	990	913
Total depreciation expense	$6,647	$4,661	$16,727	$13,848

7. Goodwill and Intangible Assets
Goodwill
The change in the carrying amounts of goodwill was as follows:

Total

(In thousands)
Balance as of December 31, 2022	$326,405
Foreign currency translation adjustments	(4,402)
Balance as of September 30, 2023	$322,003
Intangible Assets
Intangible assets, net consisted of the following as of September 30, 2023:

	Gross Amount	Accumulated Amortization	Net Carrying Value

	(In thousands)
Customer relationships	$142,148	$(32,160)	$109,988
Developed technology	76,342	(22,266)	54,076
Other, definite lived	2,828	(2,828)	—
Licenses, indefinite lived	624	—	624
Total intangible assets, net	$221,942	$(57,254)	$164,688
Intangible assets, net consisted of the following as of December 31, 2022:

	Gross Amount	Accumulated Amortization	Net Carrying Value

	(In thousands)
Customer relationships	$141,146	$(25,037)	$116,109
Developed technology	77,409	(16,772)	60,637
Other, definite lived	2,828	(2,828)	—
Licenses, indefinite lived	624	—	624
Total intangible assets, net	$222,007	$(44,637)	$177,370

Notes to Condensed Consolidated Financial Statements (continued)

The Company recognized amortization expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(In thousands)
Cost of revenue	$1,959	$1,831	$5,863	$5,797
Sales and marketing	2,389	2,287	7,097	7,221
Total amortization expense	$4,348	$4,118	$12,960	$13,018
The remaining weighted average amortization period for definite lived intangible assets is 10.3 years.
Future estimated amortization expense for definite lived intangible assets is as follows:

As of September 30,
2023

(In thousands)
2023 (remaining)	$4,234
2024	16,937
2025	16,937
2026	16,937
2027	16,937
Thereafter	92,082
$164,064

8. Debt
Revolving Credit Facility
On August 1, 2023, the Company entered into a credit agreement (the “Credit Agreement”) among the Company, as borrower, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent, swingline lender and letters of credit issuer. The Credit Agreement provides for a $50.0 million revolving credit facility (the “Credit Facility”), including a $15.0 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $5.0 million. The Credit Facility has an accordion feature that allows for an increase in the total borrowing size up to $25.0 million, subject to certain conditions. The Credit Facility matures on the earlier of (a) August 1, 2028 or (b) the date that is 91 days prior to the scheduled maturity date or mandatory conversion date of any of the Company’s outstanding convertible notes. Interest on borrowings under the Credit Facility accrues at an annual rate tied to a base rate or the Secured Overnight Financing Rate (“SOFR”), at the Company’s election. Loans based on SOFR bear interest at a rate equal to term SOFR for the applicable interest period plus 10 basis points plus an applicable margin between 2.25% and 2.75%, and loans based on the base rate bear interest at a rate equal to the base rate plus an applicable margin between 1.25% and 1.75%, in each case of the foregoing, depending upon the Company’s consolidated EBITDA for the most recent period of four consecutive fiscal quarters for which financial statements have been delivered under the Credit Agreement. The Company is required to pay a quarterly commitment fee equal to between 0.05% and 0.0625% on the unused portion of the borrowing commitment, depending upon the Company’s consolidated EBITDA for the most recent period of four consecutive fiscal quarters for which financial statements have been delivered under the Credit Agreement.

Notes to Condensed Consolidated Financial Statements (continued)

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
As of September 30, 2023, unamortized debt issuance costs were $0.7 million, of which $0.2 million were included in prepaid expenses and other current assets and $0.5 million were included in other long-term assets. As of December 31, 2022, unamortized debt issuance costs were $0.4 million, of which $0.2 million were included in prepaid expenses and other current assets and $0.2 million were included in other long-term assets.
As of September 30, 2023, there were no borrowings under the Credit Facility and the Company was in compliance with all financial and non-financial covenants for all periods presented.
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
During March 2023, the Company entered into separate, privately negotiated repurchase agreements with a limited number of holders of the 2026 Convertible Notes to repurchase (the “Repurchases”) approximately $65.0 million aggregate principal amount of the 2026 Convertible Notes for an aggregate cash price of approximately $51.3 million. The Repurchases closed on March 6, 2023. The Company had previously entered into capped call transactions with certain financial institutions in connection with the 2026 Convertible Notes. All of these transactions are expected to remain in effect notwithstanding the Repurchases. Following these Repurchases, and the approximate $160.0 million repurchases that closed in November 2022, approximately $175.0 million principal amount of the 2026 Convertible Notes remain outstanding. The difference between the consideration used to repurchase the 2026 Convertible Notes and the carrying value of the 2026 Convertible Notes resulted in a gain of $12.8 million recorded within net gain on extinguishment of debt on the Company’s condensed consolidated statements of operations in the nine months ended September 30, 2023.
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

Notes to Condensed Consolidated Financial Statements (continued)

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
The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change (which includes the calling of any Convertible Notes for redemption), as defined in the applicable Notes Indenture, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change or during the relevant redemption period.
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
During the three and nine months ended September 30, 2023, the conditions allowing the holders of the 2026 Convertible Notes and the 2028 Convertible Notes to convert were not met. The Convertible Notes may be convertible thereafter if one or more of the conversion conditions specified in each respective Notes Indenture are satisfied during future measurement periods. The Company continues to classify the Convertible Notes as a long-term liability in its condensed consolidated balance sheets as of September 30, 2023, based on contractual settlement provisions.
Upon the occurrence of a fundamental change (as defined in the applicable Notes Indenture) prior to the maturity date, holders may require the Company to repurchase all or a portion of the 2026 Convertible Notes or

Notes to Condensed Consolidated Financial Statements (continued)

2028 Convertible Notes for cash at a price equal to the principal amount of the Convertible Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The net carrying amount of the liability components of the Convertible Notes were as follows:

	As of September 30,	As of December 31,
	2023	2022

2026 Convertible Notes:	(In thousands)
Principal	$175,000	$240,000
Unamortized debt issuance costs	(2,108)	(3,805)
2026 Convertible Notes net carrying amount	172,892	236,195

2028 Convertible Notes:
Principal	250,000	250,000
Unamortized debt issuance costs	(4,850)	(5,649)
2028 Convertible Notes net carrying amount	245,150	244,351
Total net carrying amount	$418,042	$480,546
The following table sets forth the interest expense recognized related to the Convertible Notes:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

2026 Convertible Notes:	(In thousands)
Contractual interest expense	$109	$250	$356	$750
Amortization of debt issuance costs	217	497	723	1,488
Total interest expense related to the 2026 Convertible Notes	326	747	1,079	2,238

2028 Convertible Notes:
Contractual interest expense	313	313	939	939
Amortization of debt issuance costs	267	266	797	796
Total interest expense related to the 2028 Convertible Notes	580	579	1,736	1,735
Total interest expense	$906	$1,326	$2,815	$3,973

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

Notes to Condensed Consolidated Financial Statements (continued)

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
All of the Capped Calls were outstanding as of September 30, 2023.

9. Geographic Information
The Company generates its revenue primarily in North America. Revenue by geographic area is detailed in the table below, which is apportioned based on the destination of the service:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(In thousands)
North America	$130,571	$124,913	$370,737	$350,281
Rest of World	21,442	23,412	64,994	65,897
Total	$152,013	$148,325	$435,731	$416,178

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
The Company’s long-lived assets were primarily held in North America as of September 30, 2023 and December 31, 2022. As of September 30, 2023 and December 31, 2022, long-lived assets held outside of North America were $6.7 million and $10.8 million, respectively.

Notes to Condensed Consolidated Financial Statements (continued)

10. Stockholders’ Equity
The Company had reserved shares of Class A common stock for issuance under stock-based award agreements as follows:

	As of September 30,	As of December 31,
	2023	2022
Stock options issued and outstanding	98,105	159,741
Nonvested restricted stock units issued and outstanding	2,547,955	2,607,106
Stock-based awards available for grant under the 2017 Plan	5,372,159	1,879,368
Total	8,018,219	4,646,215

11. Stock-Based Compensation
Stock Options
The following summarizes the stock option activity for the nine months ended September 30, 2023:

	Number of options outstanding	Weighted- average exercise price (Per share)	Weighted- average remaining contract life (In years)	Aggregate intrinsic value (In thousands)
Outstanding as of December 31, 2022	159,741	$10.42	2.57	$2,001
Granted	—	—
Exercised	(61,349)	6.74
Forfeited or cancelled	(287)	9.16
Outstanding as of September 30, 2023	98,105	$12.73	3.22	$116

Options vested and exercisable at September 30, 2023	98,105	$12.73	3.22	$116
Options vested and expected to vest as of September 30, 2023	98,105	$12.73	3.22	$116
No options were granted for the three and nine months ended September 30, 2023.
As of September 30, 2023, the Company had no unrecognized compensation cost related to non-vested stock options. All outstanding stock options were fully vested prior to December 31, 2022.

Notes to Condensed Consolidated Financial Statements (continued)

Restricted Stock Units
The following summarizes the restricted stock unit (“RSU”) activity for the nine months ended September 30, 2023:

	Number of awards outstanding	Weighted-average grant date fair value (Per share)
Nonvested RSUs as of December 31, 2022	2,607,106	$32.33
Granted	360,927	13.16
Vested	(281,166)	50.45
Forfeited or cancelled	(138,912)	28.76
Nonvested RSUs as of September 30, 2023	2,547,955	$27.81
As of September 30, 2023, total unrecognized compensation cost related to non-vested RSUs was $54.1 million, which will be amortized over a weighted-average period of 2.21 years.
Stock-Based Compensation Expense
The Company recognized total stock-based compensation expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(In thousands)
Cost of revenue	$182	$93	$578	$283
Research and development	2,822	1,767	9,278	5,298
Sales and marketing	1,160	593	3,825	2,219
General and administrative	2,778	2,439	8,644	7,259
Total	$6,942	$4,892	$22,325	$15,059

12. Commitments and Contingencies
Operating Leases
The Company leases office space under non-cancelable operating lease agreements that expire on various dates through September 2043. As of September 30, 2023, the Company has $501.1 million in future minimum rent payments for its current office space. See Note 5, “Leases,” to the condensed consolidated financial statements, for additional details on the Company’s operating lease commitments.
Contractual Obligations
As of September 30, 2023, the Company has $12.9 million in non-cancellable purchase obligations, consisting of primarily network equipment maintenance and software license contracts, of which $9.4 million will be fulfilled within one year.

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

13. Income Taxes
At the end of each interim reporting period, the Company determines the income tax provision by using an estimate of the annual effective tax rate, adjusted for discrete items occurring in the quarter. The effective income tax rate reflects the effect of federal, international, and state income taxes and the permanent impacts of differences in book and tax accounting.
The Company’s effective tax rate was 4.1% and 37.1% for the three and nine months ended September 30, 2023, respectively, and 53.5% and 7.7% for the three and nine months ended September 30, 2022, respectively. For the three months ended September 30, 2023, the effective tax rate decreased from the three months ended September 30, 2022, primarily due to increased operating losses in the U.S., where tax benefits are not recognized due to a valuation allowance. For the nine months ended September 30, 2023, the effective tax rate increased from the nine months ended September 30, 2022, primarily due to increased operating losses outside of the U.S., where tax benefits are recognized and are not offset by a valuation allowance.
Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of September 30, 2023, the Company continues to maintain a valuation allowance against its U.S. federal and state net deferred tax assets.
The Company’s effective tax rate for the three and nine months ended September 30, 2023 differed from the federal statutory tax rate of 21% in the U.S. primarily due to differing statutory tax rates in international jurisdictions and the valuation allowance recorded against its U.S. federal and state net deferred tax assets. Other permanent tax adjustments within the effective tax rates, which are offset by the valuation allowance, include state taxes, federal research credit under Internal Revenue Code Section 41, equity compensation in the U.S. and other U.S. non-deductible expenditures.

14. Basic and Diluted Loss per Common Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The Company is in a net loss position for the three and nine months ended September 30, 2023 and 2022 and therefore diluted shares equals basic shares.

Notes to Condensed Consolidated Financial Statements (continued)

The components of basic and diluted loss per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(In thousands, except share and per share amounts)
Earnings per share
Net loss attributable to common stockholders	$(5,130)	$(802)	$(5,409)	$(13,864)
Net loss per share, basic and diluted	$(0.20)	$(0.03)	$(0.21)	$(0.55)
Weighted average number of common shares outstanding, basic and diluted	25,613,441	25,304,057	25,539,642	25,268,216

The following common share equivalents were excluded from the weighted average shares used to calculate net loss per common share because their effects would have been anti-dilutive:

	As of September 30,
	2023	2022
Stock options issued and outstanding	98,105	159,827
Restricted stock units issued and outstanding	2,547,955	1,018,312
Convertible senior notes	3,484,424	5,788,805
Total	6,130,484	6,966,944

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
For the three months ended September 30, 2023 and 2022, total revenue was $152 million and $148 million, respectively, representing an increase of 2%. For the three months ended September 30, 2023 and 2022, net loss was $5 million and $1 million, respectively.

Management’s Discussion and Analysis
Revolving Credit Facility
On August 1, 2023, we entered into a credit agreement (the “Credit Agreement”) among us, as borrower, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent, swingline lender and letters of credit issuer. The Credit Agreement provides for a $50.0 million revolving credit facility (the “Credit Facility”), including a $15.0 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $5.0 million. The Credit Facility has an accordion feature that allows for an increase in the total borrowing size up to $25.0 million, subject to certain conditions. The Credit Facility matures on the earlier of (a) August 1, 2028 or (b) the date that is 91 days prior to the scheduled maturity date or mandatory conversion date of any of our outstanding convertible notes. Interest on borrowings under the Credit Facility accrues at an annual rate tied to a base rate or the Secured Overnight Financing Rate (“SOFR”), at our election. Loans based on SOFR bear interest at a rate equal to term SOFR for the applicable interest period plus 10 basis points plus an applicable margin between 2.25% and 2.75%, and loans based on the base rate bear interest at a rate equal to the base rate plus an applicable margin between 1.25% and 1.75%, in each case of the foregoing, depending upon our consolidated EBITDA for the most recent period of four consecutive fiscal quarters for which financial statements have been delivered under the Credit Agreement. We are required to pay a quarterly commitment fee equal to between 0.05% and 0.0625% on the unused portion of the borrowing commitment, depending upon our consolidated EBITDA for the most recent period of four consecutive fiscal quarters for which financial statements have been delivered under the Credit Agreement.

Business Interruption Insurance Recovery
Beginning in September 2021, our communications network was subjected to a distributed denial of service attack (the “DDoS Attack”) that caused intermittent communications services disruptions affecting certain of our markets and customers. During the period of the DDoS Attack, we maintained certain insurance coverage, including business interruption insurance, intended to cover such circumstances. In June 2023, we resolved our claim with an insurer, pursuant to which we received $4 million in proceeds from business interruption insurance, which was recorded within gain on business interruption insurance recoveries on our condensed consolidated statements of operations in the nine months ended September 30, 2023. The proceeds were received in full in July 2023.

Repurchase of 2026 Convertible Notes
During March 2023, we entered into separate, privately negotiated repurchase agreements with a limited number of holders of the 2026 Convertible Notes to repurchase approximately $65 million aggregate principal amount of the 2026 Convertible Notes for an aggregate cash price of approximately $51 million (the “Repurchases”). The Repurchases closed on March 6, 2023. The difference between the consideration used to repurchase the 2026 Convertible Notes and the carrying value of the 2026 Convertible Notes resulted in a gain of $13 million recorded within net gain on extinguishment of debt on our condensed consolidated statements of operations for the nine months ended September 30, 2023.
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

Management’s Discussion and Analysis
Key Performance Indicators
We monitor the following key performance indicator (“KPI”) to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. We believe the following KPI is useful in evaluating our business (1):

	Three months ended September 30,
	2023	2022

Dollar-based net retention rate	104%	109%
________________________
(1) Active customer count has diminished in relevance as we focus on larger customers and has been removed from our KPIs.
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
For the three months ended September 30, 2023 and 2022, we generated 78% and 79%, respectively, of our revenue from reoccurring sources. For the nine months ended September 30, 2023 and 2022, we generated 77% of our revenue from reoccurring sources. The large bulk of our remaining revenue is generated from recurring monthly charges.
We recognize accounts receivable at the time the customer is invoiced. Additionally, we record a receivable for unbilled revenue if services have been delivered and are billable in subsequent periods. Unbilled revenue made up 53% of outstanding accounts receivable, net of allowance for doubtful accounts, as of September 30, 2023 and 2022.

Management’s Discussion and Analysis
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

Management’s Discussion and Analysis
Income Taxes
For the three months ended September 30, 2023 and 2022 our effective tax rate was 4.1% and 53.5%, respectively. The decrease in our effective tax rate is primarily due to increased operating losses in the U.S., where tax benefits are not recognized due to a valuation allowance.
For the nine months ended September 30, 2023 and 2022 our effective tax rate was 37.1% and 7.7%, respectively. The increase in our effective tax rate is primarily due to increased operating losses outside of the U.S., where tax benefits are recognized and are not offset by a valuation allowance.
Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of September 30, 2023, we continue to maintain a valuation allowance against our U.S. federal and state net deferred tax assets.

Management’s Discussion and Analysis
Results of Operations
The following table sets forth the condensed consolidated statements of operations for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(In thousands)
Revenue	$152,013	$148,325	$435,731	$416,178
Cost of revenue	92,514	84,861	261,624	241,896
Gross profit	59,499	63,464	174,107	174,282
Operating expenses
Research and development	24,792	25,044	75,305	71,735
Sales and marketing	25,011	23,184	75,794	69,663
General and administrative	15,843	16,623	48,430	50,191
Total operating expenses	65,646	64,851	199,529	191,589
Operating loss	(6,147)	(1,387)	(25,422)	(17,307)
Other income (expense), net
Net gain on extinguishment of debt	—	—	12,767	—
Gain on business interruption insurance recoveries	—	—	4,000	—
Interest income (expense), net	59	(737)	(1,177)	(2,861)
Other income, net	739	399	1,229	5,143
Total other income (expense), net	798	(338)	16,819	2,282
Loss before income taxes	(5,349)	(1,725)	(8,603)	(15,025)
Income tax benefit	219	923	3,194	1,161
Net loss	$(5,130)	$(802)	$(5,409)	$(13,864)
The following table sets forth our results of operations as a percentage of our total revenue for the periods presented. *

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Cost of revenue	61%	57%	60%	58%
Gross profit	39%	43%	40%	42%
Operating expenses
Research and development	16%	17%	17%	17%
Sales and marketing	16%	16%	17%	17%
General and administrative	10%	11%	11%	12%
Total operating expenses	43%	44%	46%	46%
Operating loss	(4)%	(1)%	(6)%	(4)%
Other income (expense), net
Net gain on extinguishment of debt	—%	—%	3%	—%
Gain on business interruption insurance recoveries	—%	—%	1%	—%
Interest income (expense), net	—%	—%	—%	(1)%
Other income, net	—%	—%	—%	1%
Total other income (expense), net	1%	—%	4%	1%
Loss before income taxes	(4)%	(1)%	(2)%	(4)%
Income tax benefit	—%	1%	1%	—%
Net loss	(3)%	(1)%	(1)%	(3)%
(*) Columns may not foot due to rounding.

Management’s Discussion and Analysis
Comparison of the three months ended September 30, 2023 and 2022
Revenue

	Three months ended September 30,
	2023	2022	Change

	(In thousands)
Revenue	$152,013	$148,325	$3,688	2%

For the three months ended September 30, 2023, our total revenue increased by $4 million, or 2%, compared with the same period in 2022. This growth was the result of stronger growth in commercial messaging, which more than offset the absence of cyclical campaign messaging in the prior year, and higher related messaging surcharges imposed by certain carriers.
Cost of Revenue and Gross Margin

	Three months ended September 30,
	2023	2022	Change

	(In thousands)
Cost of revenue	$92,514	$84,861	$7,653	9%
Gross profit	$59,499	$63,464	$(3,965)	(6)%
Total gross margin	39%	43%
For the three months ended September 30, 2023, total cost of revenue increased $8 million, compared with the same period in 2022, driven by higher pass-through messaging surcharges of $6 million. The combination of changes in total revenue and total cost of revenue yielded gross profit of $59 million, which decreased $4 million from the same period in 2022, driven by higher network costs.
Our total gross margin percentage of 39% for the three months ended September 30, 2023 declined by 4%, compared with the same period in 2022, driven by higher network costs and higher pass-through messaging surcharges within the total revenue mix.
Operating Expenses

	Three months ended September 30,
	2023	2022	Change

	(In thousands)
Research and development	$24,792	$25,044	$(252)	(1)%
Sales and marketing	25,011	23,184	1,827	8%
General and administrative	15,843	16,623	(780)	(5)%
Total operating expenses	$65,646	$64,851	$795	1%
As a percentage of revenue, total operating expenses for the three months ended September 30, 2023 and 2022 were 43% and 44%, respectively.
For the three months ended September 30, 2023, research and development expenses decreased by less than $1 million, or 1%, compared with the same period in 2022. This decrease was primarily due to lower headcount expenses partially offset by higher information technology and facilities expenses.
For the three months ended September 30, 2023, sales and marketing expenses increased by $2 million, or 8%, compared with the same period in 2022, primarily due to higher information technology and facilities expenses.

Management’s Discussion and Analysis
For the three months ended September 30, 2023, general and administrative expenses decreased by $1 million, or 5%, compared with the same period in 2022, driven by lower headcount expenses.
Interest Income (Expense), Net
For the three months ended September 30, 2023, interest expense, net of interest income, decreased by $1 million, compared with the same period in 2022, due to lower interest expense of less than $1 million as a result of the 2026 Convertible Notes repurchases of approximately $65 million in March 2023 and $160 million in November 2022 in addition to higher interest income from higher interest rates on invested cash.
Income Tax Benefit
Our income tax provision or benefit for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items occurring in the quarter.
For the three months ended September 30, 2023, we recognized an income tax benefit of less than $1 million, a decrease of less than $1 million compared with the same period in 2022. The resulting effective tax rate for the three months ended September 30, 2023 was 4.1% compared with 53.5% in 2022. For the three months ended September 30, 2023, the change to the effective tax rate was primarily due to increased operating losses in the U.S., where tax benefits are not recognized due to a valuation allowance.
For the three months ended September 30, 2023 and 2022, the effective tax rates of 4.1% and 53.5%, respectively, differed from the federal statutory rate of 21% in the U.S. primarily due to differing statutory tax rates in international jurisdictions and the valuation allowance recorded against our U.S. federal and state net deferred tax assets.
Most of the permanent tax adjustments within our effective tax rate are offset by a valuation allowance. These adjustments include state taxes, federal research tax credits under Internal Revenue Code Section 41, equity compensation in the U.S. and other non-deductible expenditures in the U.S. Excluding the impact of the valuation allowance, we realized an estimated state effective tax rate of 4.3% for the three months ended September 30, 2023. In addition, exclusive of the valuation allowance, we continue to generate income tax benefits in the current period related to income tax credits recognized for qualified research activities in the U.S. The applicable federal tax laws and regulations define qualified research activities as research and development activities conducted in the U.S. that involve a process of experimentation designed to discover new information intended to develop a new or improved business component. Absent the valuation allowance, equity compensation also impacts the effective tax rate to the extent the income tax deduction exceeds or is below the related book expense, as required under ASC 718-740-35-2. Other U.S. non-deductible expenses that are offset by the valuation allowance consist primarily of non-deductible executive compensation under Internal Revenue Code Section 162(m).
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

Management’s Discussion and Analysis
Comparison of the nine months ended September 30, 2023 and 2022
Revenue

	Nine months ended September 30,
	2023	2022	Change

	(In thousands)
Revenue	$435,731	$416,178	$19,553	5%
For the nine months ended September 30, 2023, our total revenue increased by $20 million, or 5%, compared with the same period in 2022. This growth was the result of stronger growth in commercial messaging, which more than offset the absence of cyclical campaign messaging in the prior year, and higher related messaging surcharges imposed by certain carriers. The growth in our core messaging was broad based and driven by customers in a variety of industry verticals.
Cost of Revenue and Gross Margin

	Nine months ended September 30,
	2023	2022	Change

	(In thousands)
Cost of revenue	$261,624	$241,896	$19,728	8%
Gross profit	$174,107	$174,282	$(175)	—%
Total gross margin	40%	42%
For the nine months ended September 30, 2023, total cost of revenue increased $20 million, compared with the same period in 2022, driven by higher pass-through messaging surcharges of $18 million. The combination of changes in total revenue and total cost of revenue yielded gross profit of $174 million, which decreased by less than $1 million from the same period in 2022 as higher gross profit from phone numbers was more than offset by higher network costs.
Our total gross margin percentage of 40% for the nine months ended September 30, 2023 declined 2%, compared with the same period in 2022, driven by higher pass-through messaging surcharges within the total revenue mix.
Operating Expenses

	Nine months ended September 30,
	2023	2022	Change

	(In thousands)
Research and development	$75,305	$71,735	$3,570	5%
Sales and marketing	75,794	69,663	6,131	9%
General and administrative	48,430	50,191	(1,761)	(4)%
Total operating expenses	$199,529	$191,589	$7,940	4%
As a percentage of revenue, total operating expenses for the nine months ended September 30, 2023 and 2022 were 46%.

Management’s Discussion and Analysis
For the nine months ended September 30, 2023, research and development expenses increased by approximately $4 million, or 5%, compared with the same period in 2022. This increase was primarily due to higher facilities and information technology expenses of $3 million.
For the nine months ended September 30, 2023, sales and marketing expenses increased by $6 million, or 9%, compared with the same period in 2022, primarily due to an increase in sales personnel costs of $5 million.
For the nine months ended September 30, 2023, general and administrative expenses decreased by $2 million, or 4%, compared with the same period in 2022, driven by lower headcount expenses of $1 million and lower allocated facilities and information technology expenses of $1 million.
Interest Expense, Net
For the nine months ended September 30, 2023, interest expense, net of interest income, decreased by $2 million, compared with the same period in 2022, due to higher interest income of $1 million primarily from higher interest rates on invested cash and lower interest expense of $1 million as a result of the 2026 Convertible Notes repurchases of approximately $65 million in March 2023 and $160 million in November 2022.
Income Tax Benefit
Our income tax provision or benefit for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items occurring in the quarter.
For the nine months ended September 30, 2023, we recognized an income tax benefit of $3 million, an increase of $2 million compared with the same period in 2022. The resulting effective tax rate for the nine months ended September 30, 2023 was 37.1% compared with 7.7% in 2022. For the nine months ended September 30, 2023, the change to the effective tax rate was primarily due to increased operating losses outside of the U.S., where tax benefits are recognized and are not offset by a valuation allowance.
For the nine months ended September 30, 2023 and 2022, the effective tax rates of 37.1% and 7.7%, respectively, differed from the federal statutory rate of 21% in the U.S. primarily due to differing statutory tax rates in international jurisdictions and the valuation allowance recorded against its U.S. federal and state net deferred tax assets.
Most of the permanent tax adjustments within our effective tax rate are offset by a valuation allowance. These adjustments include state taxes, federal research tax credits under Internal Revenue Code Section 41, equity compensation in the U.S. and other non-deductible expenditures in the U.S. Excluding the impact of the valuation allowance, we realized an estimated state effective tax rate of 4.3% for the nine months ended September 30, 2023. In addition, exclusive of the valuation allowance, we continue to generate income tax benefits in the current period related to income tax credits recognized for qualified research activities in the U.S. The applicable federal tax law and regulations define qualified research activities as research and development activities conducted in the U.S. that involve a process of experimentation designed to discover new information intended to develop a new or improved business component. Absent the valuation allowance, equity compensation also impacts the effective tax rate to the extent the income tax deduction exceeds or is below the related book expense, as required under ASC 718-740-35-2. Other U.S. non-deductible expenses that are offset by the valuation allowance consist primarily of non-deductible executive compensation under Internal Revenue Code Section 162(m).
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

Management’s Discussion and Analysis
Liquidity and Capital Resources
Our liquidity is provided by our cash flow from operations less expenditures for capital equipment, and supplemented by financing activities from time to time. Our cash flow from operations is driven by monthly payments from customers for communication services consumed during the period. Our primary uses of cash include operating costs, such as fees paid to other network service providers, network operations costs, personnel costs and facility expenses, as well as the purchase of property, plant and equipment to support growth on our communications platform and the purchase of land for our new corporate headquarters. As of September 30, 2023, we had cash and cash equivalents of $107.4 million and marketable securities of $31.7 million.
On August 1, 2023, we entered into the Credit Agreement, which provides for a $50.0 million Credit Facility, including a $15.0 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $5.0 million. The Credit Facility has an accordion feature that allows for an increase in the total borrowing size up to $25.0 million, subject to certain conditions. See Note 8, “Debt,” to the condensed consolidated financial statements, and “Overview - Revolving Credit Facility” for additional information on the Credit Agreement.
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
We believe that our cash, cash equivalents and marketable securities balances, and the cash flows generated by our operations, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our belief may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors.” We may be required to seek additional equity or debt financing in order to meet these future capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.

Management’s Discussion and Analysis
Our principal future commitments consist of (i) an aggregate of $425 million in Convertible Notes (see Note 8, “Debt,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of the 2026 Convertible Notes and the 2028 Convertible Notes), (ii) $501 million in future minimum rent payments for our current office space, including a $496 million non-cancelable lease for our new corporate headquarters, which commenced in the third quarter of 2023 and which will continue for an initial twenty (20) year term (the “Headquarters Lease”) (see Note 5, “Leases,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of our Headquarters Lease), and (iii) $13 million in non-cancelable purchase obligations and future minimum payments under contracts to various service providers. See Note 12, “Commitments and Contingencies,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on future lease commitments.
Statement of Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
	2023	2022

	(In thousands)
Net cash provided by operating activities	$19,733	$24,340
Net cash provided by (used in) investing activities	26,883	(180,386)
Net cash used in financing activities	(52,722)	(2,600)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(887)	(6,341)
Net decrease in cash, cash equivalents, and restricted cash	$(6,993)	$(164,987)
Cash Flows from Operating Activities
For the nine months ended September 30, 2023, net cash provided by operating activities was $20 million and was generated by our aggregate results of $35 million during the period, net of non-cash items comprising depreciation and amortization, non-cash reduction to the right-of-use asset, amortization of debt discount and issuance costs, stock-based compensation, deferred taxes and other, and net gain on extinguishment of debt, and a $17 million cash outflow from lower operating liabilities, partially offset by a net cash inflow from operating assets aggregating $1 million. The net gain on extinguishment of debt was a result of the repurchase of $65 million aggregate principal amount of the 2026 Convertible Notes in March 2023.
Within operating liabilities, the net cash used as a result of lower accrued expenses and other liabilities of $13 million during 2023 was driven by the payment of annual bonuses and less advanced billings from customers utilizing their credit balances for invoice payments. The cash outflow related to the operating right-of-use liability was $8 million. This was partially offset by cash provided by accounts payable of $4 million and was primarily related to the timing and amounts of purchases of both services and tangible goods and their related payment arrangements.
Within operating assets, cash provided as a result of the change in prepaid expenses and other assets of $2 million was a result of lower prepaid expenses from timing throughout the year.
Cash Flows from Investing Activities
For the nine months ended September 30, 2023, net cash provided by investing activities was $27 million. Cash provided by investing activities was driven by proceeds from the sales and maturities of marketable securities of $100 million to partially fund the repurchase of $65 million aggregate principal amount of the 2026 Convertible Notes. This was partially offset by cash used for the purchase of marketable securities of $61 million. Cash used for

Management’s Discussion and Analysis
the purchase of property, plant and equipment was $5 million and cash used for capitalized software development costs was $8 million driven by investments in the communications platform.
Cash Flows from Financing Activities
For the nine months ended September 30, 2023, net cash used in financing activities was $53 million, consisting primarily of $51 million net cash paid to repurchase $65 million aggregate principal amount of the 2026 Convertible Notes.
Off-Balance Sheet Arrangements
With the acquisition of Voxbone, we have off-balance sheet agreements for short-term office leases in the amount of less than $1 million, ending prior to June 30, 2024.

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

Management’s Discussion and Analysis

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(In thousands)
Gross Profit	$59,499	$63,464	$174,107	$174,282
Gross Profit Margin %	39%	43%	40%	42%
Depreciation	4,056	3,403	11,790	10,141
Amortization of acquired intangible assets	1,959	1,831	5,863	5,797
Stock-based compensation	182	93	578	283
Non-GAAP Gross Profit	$65,696	$68,791	$192,338	$190,503
Non-GAAP Gross Margin % (1)	55%	57%	54%	54%
________________________
(1) Calculated by dividing Non-GAAP gross profit by revenue less pass-through messaging surcharges of $32 million and $27 million in the three months ended September 30, 2023 and 2022, respectively, and $83 million and $65 million in the nine months ended September 30, 2023 and 2022, respectively.
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

Management’s Discussion and Analysis

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(In thousands, except share and per share amounts)
Net loss	$(5,130)	$(802)	$(5,409)	$(13,864)
Stock-based compensation	6,942	4,892	22,325	15,059
Amortization of acquired intangibles	4,348	4,118	12,960	13,018
Amortization of debt discount and issuance costs for convertible debt	484	763	1,520	2,284
Gain on sale of business	—	—	—	(3,777)
Net cost associated with early lease terminations and leases without economic benefit	1,175	—	1,175	—
Net gain on extinguishment of debt	—	—	(12,767)	—
Gain on business interruption insurance recoveries	—	—	(4,000)	—
Non-recurring items not indicative of ongoing operations and other (1)	54	101	793	290
Estimated tax effects of adjustments (2)	(1,526)	(1,074)	(4,661)	(3,360)
Non-GAAP net income	$6,347	$7,998	$11,936	$9,650
Interest expense on Convertible Notes (3)	317	563	971	1,688
Numerator used to compute Non-GAAP diluted net income per share	$6,664	$8,561	$12,907	$11,338

Net loss per share, basic and diluted	$(0.20)	$(0.03)	$(0.21)	$(0.55)

Non-GAAP net income per Non-GAAP share
Basic	$0.25	$0.32	$0.47	$0.38
Diluted	$0.23	$0.27	$0.44	$0.36

Weighted average number of shares outstanding
Basic and diluted shares	25,613,441	25,304,057	25,539,642	25,268,216

Non-GAAP basic shares	25,613,441	25,304,057	25,539,642	25,268,216
Convertible debt conversion	3,317,023	5,788,805	3,484,424	5,788,805
Stock options issued and outstanding	20,360	64,905	47,345	107,215
Non-GAAP diluted shares	28,950,824	31,157,767	29,071,411	31,164,236
________________________
(1) Non-recurring items not indicative of ongoing operations and other include (i) $0.1 million of losses on disposals of property, plant and equipment in the three months ended September 30, 2023 and 2022, (ii) $0.4 million of expense resulting from the early termination of the Company’s undrawn SVB credit facility and $0.4 million of losses on disposals of property, plant and equipment for the nine months ended September 30, 2023 and (iii) $0.3 million of losses on disposals of property, plant and equipment for the nine months ended September 30, 2022.
(2) The estimated tax-effect of adjustments is determined by recalculating the tax provision on a Non-GAAP basis. The Non-GAAP effective income tax rate was 11.0% and 18.6% for the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023, the Non-GAAP effective income tax rate differed from the federal statutory tax rate of 21% in the U.S. primarily due to the research and development tax credits generated in 2023. We analyze the Non-GAAP valuation allowance position on a quarterly basis. In the fourth quarter of 2022, we removed the valuation allowance against all U.S. deferred tax assets for Non-GAAP purposes as a result of cumulative Non-GAAP U.S. income over the past three years and a significant depletion of net operating loss and tax credit carryforwards on a Non-GAAP basis. As of September 30, 2023, we have no valuation allowance against our remaining deferred tax assets for Non-GAAP purposes.

Management’s Discussion and Analysis
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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(In thousands)
Net loss	$(5,130)	$(802)	$(5,409)	$(13,864)
Income tax benefit	(219)	(923)	(3,194)	(1,161)
Interest (income) expense, net	(59)	737	1,177	2,861
Depreciation	6,647	4,661	16,727	13,848
Amortization	4,348	4,118	12,960	13,018
Stock-based compensation	6,942	4,892	22,325	15,059
Gain on sale of business	—	—	—	(3,777)
Net cost associated with early lease terminations and leases without economic benefit	1,175	—	1,175	—
Net gain on extinguishment of debt	—	—	(12,767)	—
Gain on business interruption insurance recoveries	—	—	(4,000)	—
Non-recurring items not indicative of ongoing operations and other (1)	54	101	391	290
Adjusted EBITDA	$13,758	$12,784	$29,385	$26,274
________________________
(1) Non-recurring items not indicative of ongoing operations and other include $0.1 million of losses on disposals of property, plant and equipment in the three months ended September 30, 2023 and 2022, and $0.4 million and $0.3 million of losses on disposals of property, plant and equipment in the nine months ended September 30, 2023 and 2022, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(In thousands)
Net cash provided by operating activities	$23,001	$24,016	$19,733	$24,340
Net cash used in investing in capital assets (1)	(4,811)	(10,524)	(13,671)	(20,790)
Free cash flow	$18,190	$13,492	$6,062	$3,550
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
Interest Rate Risk
Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents of $107 million and marketable securities of $32 million as of September 30, 2023, which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of interest bearing checking and direct deposit accounts, and money market accounts. Marketable securities consist of corporate debt securities, U.S. treasury securities, and commercial paper not otherwise classified as cash equivalents.
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
On August 1, 2023, we entered into the Credit Agreement, which provides for a $50.0 million Credit Facility. Interest on borrowings under the Credit Facility accrues at an annual rate tied to a base rate or the SOFR, at our election. Loans based on SOFR bear interest at a rate equal to term SOFR for the applicable interest period plus 10 basis points plus an applicable margin between 2.25% and 2.75%, and loans based on the base rate bear interest at a rate equal to the base rate plus an applicable margin between 1.25% and 1.75%, in each case of the foregoing, depending upon our consolidated EBITDA for the most recent period of four consecutive fiscal quarters for which financial statements have been delivered under the Credit Agreement. As a result, we are exposed to interest rate risk as we make draws on the Credit Facility. As of September 30, 2023, there were no outstanding borrowings.
As of September 30, 2023, we had a gross carrying amount of $175 million and $250 million outstanding from our 2026 Convertible Notes and 2028 Convertible Notes, respectively. As the Convertible Notes have a fixed annual interest rate, we have no financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change. Additionally, the fair value can be affected when the market price of our common stock fluctuates. We carry the Convertible Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.

Foreign Currency Risk
The functional currencies of our foreign subsidiaries are the respective local currencies of the jurisdictions in which they operate, which are primarily the Euro and the British Pound. Approximately 15% of our total revenue was generated outside North America for the nine months ended September 30, 2023. The majority of our revenues and operating expenses are denominated in U.S. dollars, and therefore are not currently subject to significant foreign currency risk. Our subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the year. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive loss within stockholders’ equity. Gains or losses due to transactions in foreign currencies are included in other (expense) income, net in our condensed consolidated statements of operations. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currencies result in increased revenue and operating expenses for our rest of world operations. Similarly, our revenue and operating expenses for our rest of world operations decrease if the U.S. dollar strengthens against foreign currencies. A hypothetical 10% adverse change in foreign currency exchange rates would have adversely impacted our net income for the nine months ended September 30, 2023 by approximately $1.9 million.

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
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel, and our inability to do so could adversely affect our business, results of operations and financial condition. Competition for talent in the technology industry has become increasingly intense, and the market to recruit, retain and motivate talent has become even more competitive. Many key individual contributors, particularly in software development, sales and cloud computing and telecommunications infrastructure, are critical to our success and can attract very significant compensation packages. In addition, we believe that there is, and will continue to be, intense competition for highly skilled management, technical, sales and other personnel with experience in our industry in the Raleigh, North Carolina area, where our corporate headquarters are located, and in other geographic locations where we maintain offices.
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
In connection with the pricing of our 0.25% Convertible Notes due March 1, 2026 (the “2026 Convertible Notes”) and 0.50% Convertible Notes due April 1, 2028 (the “2028 Convertible Notes” and, together with the 2026 Convertible Notes, the “Convertible Notes”), we entered into privately negotiated capped call transactions (the “2026 Capped Calls” and the “2028 Capped Calls,” respectively and, collectively, the “Capped Calls”) with certain financial institutions (the “option counterparties”). The Capped Calls are expected generally to reduce the potential dilution upon any conversion of the Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap.

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
Prior to our initial public offering, there was no public market for shares of our Class A common stock. On November 10, 2017, we sold shares of our Class A common stock to the public at $20.00 per share. From November 10, 2017, the date that our Class A common stock began trading on the NASDAQ Global Select Market, through September 30, 2023, the trading price of our Class A common stock has ranged from $9.35 per share to $198.61 per share. The trading price of our Class A common stock may continue to be volatile and could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
Additionally, we rely on equity-based compensation as an important tool in attracting, retaining and motivating our employees. Shares of Class A common stock issued upon the exercise of outstanding options and upon the vesting of restricted stock unit awards under our equity incentive plans, and the shares reserved for future issuance under our equity incentive plans, will become eligible for sale in the public market upon issuance and will result in dilution to existing holders of our Class A common stock. Certain holders of our Class A common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for our stockholders or ourselves.

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
Anti-takeover provisions contained in our second amended and restated certificate of incorporation and third amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
Our second amended and restated certificate of incorporation, third amended and restated bylaws and Delaware law contain provisions which could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors. Among other things, our second amended and restated certificate of incorporation and third amended and restated bylaws include provisions:
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
•requiring super-majority voting to amend some provisions in our second amended and restated certificate of incorporation and third amended and restated bylaws;
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
Any provision of our second amended and restated certificate of incorporation, third amended and restated bylaws or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock and could also affect the price that some investors are willing to pay for our Class A common stock.

Our second amended and restated certificate of incorporation and our third amended and restated bylaws include super-majority voting provisions that will limit your ability to influence corporate matters.
Our second amended and restated certificate of incorporation and our third amended and restated bylaws include provisions that require the affirmative vote of two-thirds of all of the outstanding shares of our capital stock entitled to vote to effect certain changes. These changes include amending or repealing our third amended and restated bylaws or second amended and restated certificate of incorporation or removing a director from office for cause. If all or substantially all of the holders of our Class B common stock convert their shares into Class A common stock voluntarily or otherwise, Mr. Morken may control the majority of the voting power of our outstanding capital stock, and therefore he may have the ability to prevent any such changes, which will limit a stockholder’s ability to influence corporate matters.
Our third amended and restated bylaws provide, subject to certain exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.
Our third amended and restated bylaws provide, subject to limited exceptions, that the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or stockholder to us or our stockholders; (iii) any action asserting a claim against us that is governed by the internal affairs doctrine; or (iv) any action arising pursuant to any provision of the Delaware General Corporation Law, our second amended and restated certificate of incorporation or our third amended and restated bylaws. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act, which provides for exclusive jurisdiction of the federal courts. It could apply, however, to a suit that asserts claims under the Securities Act and falls within one or more of the categories enumerated in our choice of forum provision, inasmuch as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. There is uncertainty as to whether a court would enforce such provision with respect to claims under the Securities Act, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
Our choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. While Delaware courts have determined that choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than that designated in our exclusive forum provision. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provision of our third amended and restated bylaws. Alternatively, if a court were to find the choice of forum provision contained in our third amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations.
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

Item 5. Other Information
No contracts, instructions or written plans for the sale or purchase of our securities were adopted, amended or terminated by our directors or executive officers during the three months ended September 30, 2023.

Item 6. Exhibits

Exhibit Index

Exhibit number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation.	10-Q	001-38285	3.1	12/14/2017
3.2	Third Amended and Restated Bylaws.	8-K	001-38285	3.1	11/2/2023
31.1	Certificate of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
101.INS	XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.				Filed herewith
101.SCH	XBRL Taxonomy Schema Document.				Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith
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

BANDWIDTH INC.

Date:	November 2, 2023	By:	/s/ David A. Morken
David A. Morken
Chief Executive Officer
(Principal Executive Officer)

Date:	November 2, 2023	By:	/s/ Daryl E. Raiford
Daryl E. Raiford
Chief Financial Officer
(Principal Financial Officer)

Date:	November 2, 2023	By:	/s/ Devin M. Krupka
Devin M. Krupka
Senior Vice President, Corporate Controller
(Principal Accounting Officer)