Form 10-K
period 2023-12-31
Bandwidth Inc.
filed 2024-02-28
CIK 1514416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-K
__________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $313.7 million based upon the closing price reported for such date on the NASDAQ Global Select Market.
As of February 23, 2024, 24,312,661 shares of the registrant’s Class A common stock and 1,958,028 shares of registrant’s Class B common stock were outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part II and Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

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
•Approximately half of our operating cash is maintained in deposit accounts with various financial institutions and is not insured by the Federal Deposit Insurance Corporation (“FDIC”).
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
•We use AI in our business, and challenges with properly managing its use could adversely affect our results of operations.
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
•Customer misuse of our services and software could result in litigation and/or regulatory enforcement actions and harm our business and reputation.
•We are subject to litigation in the ordinary course of business, which may harm our business.
•The communications industry faces significant regulatory uncertainties.
•The effects of increased regulation of IP-based service providers are unknown.
•Expanded regulatory oversight and enforcement from state and federal agencies may increase compliance and litigation-related risks.
•We must obtain and maintain numerous licenses and permits, in the United States and internationally, to operate our network.
•If we violate regulatory requirements that apply to our operations, we may not be able to conduct our business.
•The FCC’s 2018 repeal of its Network Neutrality Rules could harm our business.
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
•The need to obtain additional IP circuits or interconnect with other networks could increase our costs.
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
We do not intend to pay dividends for the foreseeable future.

PART I - FINANCIAL INFORMATION

Item 1. Business
Overview
A global communications transformation is underway, and we believe Bandwidth is at the center. Our mission is to develop and deliver the power to communicate. We enable innovative organizations—from startup app developers to the world’s largest enterprises—to engage their end-users and deliver exceptional experiences everywhere people live, learn, work and play. Backed by the Bandwidth Communications Cloud, our global owned-and-operated network spanning more than 65 countries reaching over 90 percent of global gross domestic product (“GDP”), innovative enterprises use Bandwidth’s Application Programming Interfaces (“APIs”) to easily embed voice, messaging and emergency services capabilities into software and applications. Bandwidth was the first cloud communications provider to offer a robust selection of APIs built on our own cloud platform. Our award-winning support teams help businesses around the world solve complex communications challenges every day.
Bandwidth’s business benefits from multiple global megatrends, including enterprise migration to the cloud, adoption of Contact Center as a Service platforms, the need to be able to work from anywhere, reinvention of customer experience, growth in messaging applications to engage directly with consumers, and application of artificial intelligence (“AI”) technologies to cloud communications use cases. We believe these megatrends, which have created sizable total addressable markets, are secular, long-lasting and still early in the adoption curve.
With the combination of our software APIs, our global Communications Cloud and our broad range of experience with global regulatory frameworks, we believe Bandwidth is one of the best-positioned providers in our space to deliver business-critical communications for global enterprises. In fact, Bandwidth already powers all the 2023 GartnerⓇ Magic Quadrant Leaders in the key cloud communications categories of Unified Communications as a Service (“UCaaS”) and Contact Center as a Service (“CCaaS”).
Our long-term vision is to continue strengthening this position as the key enabling platform for communications transformation. We will seek to do this in three ways: (1) cross-sell and up-sell our existing customers as they benefit from our global footprint and powerful APIs to automate and scale cloud communications; (2) focus on direct-to-enterprise growth to serve Global 2000 enterprises that directly leverage Bandwidth services to accelerate their digital transformations, and (3) aim to be the preferred provider for Software as a Service (“SaaS”) platforms that use conversational voice and messaging to create digital engagements that enhance the customer experience. These three strategies are the foundation of the durable business we seek to build.
Operating Segments
We currently operate in one operating segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, who is our Chief Executive Officer, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker allocates resources and assesses performance based upon consolidated financial information.
Go-to-Market Strategy
Bandwidth’s go-to-market strategy is designed around the global shift from on-premises based technology to cloud-based communications. We believe we are the only global Communications Platform as a Service (“CPaaS”) provider that also owns and operates our own cloud communications network. This competitive differentiator has enabled Bandwidth to power the forces behind successive waves of the cloud communications revolution–from the growth of unified communications hyperscalers, to the acceleration of messaging platform leaders, and to directly powering global enterprise communications. As each of these customer categories uses services on the Bandwidth Communications Cloud in its own unique way, we have designed three key market offerings to power digital communications transformation:

•Market Offering 1: Global Communications Plans. This serves the leading power platforms at the forefront of the communications transformation in UCaaS and CCaaS, through a business-to-business-to-business (“B2B2B”) delivery model. We enable these customers to rapidly automate voice, global number management, emergency services, and many other services on a scalable, global basis.
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
•Market Offering 3: Global Enterprises. This category is a business-to-business channel, where Global 2000 enterprises engage directly with us to leverage our services in their digital transformation. Bandwidth’s new MaestroTM platform (described below) is designed to accelerate these customers’ transitions from on-premises equipment to a hybrid or fully cloud-based solution utilizing integrations with leading UCaaS, CCaaS, voice authentication, conversational AI, and other platforms.
Market Offering 1: Global Communications Plans
Through our Global Communications Plans market offering, we power all the leaders in UCaaS and CCaaS, as recognized by the research firm Gartner, including Microsoft, Google, Zoom, RingCentral, Genesys, and Five9. We have been co-creating with many of these customers for more than a decade.
These leaders rely on Bandwidth to deliver the voice, messaging, and emergency services that are central to their own user experiences. Our APIs also expedite customer onboarding with real-time global programmable number management (ordering, porting, provisioning) to allow providers to customize their customer journeys, embed our global communications capability into their platforms, and reduce friction to accelerate onboarding. These platforms are global in nature, and they expect a communications partner who can provide direct global coverage and regulatory insight. We believe our leadership in this market continues to expand with our global footprint.
We believe Bandwidth’s toll-free voice solution is a major reason contact center platforms build with Bandwidth for their North American business. Offering 5x carrier redundancy with available hands-free alternative routing, our own toll-free voice network is combined with four additional directly peered toll-free network partners, offering customers greater peace of mind. Whenever possible, Bandwidth keeps calls on its own network to enable excellent quality and better return on investment. Our four additional peered networks further enable best-in-class coverage as well as resilience—so if one network experiences quality-impacting issues, calls can be routed to a different network seamlessly, before impacts are even felt. Bandwidth’s unique Call AssureTM solution provides hands-free alternative routing that is fully insulated from the core network to protect against an extraordinary disruption, such as a fire, natural disaster or cyberattack.
Market Offering 2: Programmable Services
Our Programmable Services market offering is aimed at B2B2C platforms that use Bandwidth to deliver digital engagement experiences, primarily through our text messaging solutions.
With a significantly higher open rate by end users than email, text messaging has become a business-critical communication channel to reach consumers. Our easy-to-use APIs and proven track record for deliverability have made Bandwidth a top choice for many leading platforms in text messaging.
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
Bandwidth’s capacity, high deliverability, regulatory know-how and exceptional human-based support has positioned us as a leading provider for messaging platforms. We believe we will continue to win high-volume contracts from customers that have run out of capacity with our competitors or who seek the robustness, reliability and resilience of our service.
Market Offering 3: Global Enterprises
Much as the leading platforms in cloud communications have done for years, followed by the messaging leaders in SaaS, now Global 2000 enterprises need to accelerate their digital transformations. Bandwidth can help these large enterprises transition from on-premises communications infrastructure to a fully or hybrid cloud-based solution. We now have a dedicated go-to-market focus on enterprises in the Global 2000.
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
In 2023, we launched Bandwidth MaestroTM (“Maestro”), a first-of-its-kind, next-generation enterprise cloud communications platform that enables IT customers to solve the key challenge of integrating best-in-class, real-time voice applications across their UCaaS, CCaaS, AI and machine learning platforms. We believe Maestro’s open approach, designed to accommodate technologies developed by third parties, is unique in the cloud communications space. It provides a critical technology bridge that enterprises need to orchestrate a modern customer experience stack without months of costly integration work resulting in faster time to value and enhanced customer and employee experiences and loyalty.
Maestro is a key platform for Bandwidth’s AI innovation strategy. In 2023, Bandwidth launched AIBridge, a solution for Maestro, which enables enterprises to easily deploy voice-based AI tools in their contact centers to resolve calls faster and more efficiently in the communications cloud.
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
•coverage in more than 65 countries, serving over 90 percent of global GDP;
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
Bring your own carrier (“BYOC”) with CCaaS and UCaaS Integrations. Bandwidth’s global Communications Cloud integrates with several leading UCaaS and CCaaS platforms under our BYOC solutions portfolio, to provide a holistic solution that’s seamlessly aligned with the organization, and allows enterprises to move communications to the cloud at their own pace. Once numbers are in the Bandwidth Communications Cloud, they can be moved from platform to platform without leaving Bandwidth, decreasing cloud migration risk and complexity.
•UCaaS integration for Microsoft Teams: We have BYOC partnerships with leading CCaaS platforms. We also have a BYOC offering in the UCaaS space, including for Microsoft Teams. This includes:
•Direct routing and dynamic E911: Consolidate telephony globally with direct access to the Bandwidth Communications Cloud, and solve for an increasingly dynamic workforce with dynamic location routing for E911 — all from a single, certified provider.
•Microsoft Teams Operator Connect: Integrate Bandwidth’s telephony in more than 30 countries through the Microsoft Teams Operator Connect program, enabling the move away from on-premise equipment to cloud-hosted session border controllers and seamless management in the Teams admin portal.

•Send-to SMS web application: Allows enterprises the ability to send text messages in and outside of the organization from within a user’s Teams environment using the same phone number they use for phone calls, built to work seamlessly with a direct routing or BYOC strategy.
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
Global reach from a single source: Our Communications Cloud provides coverage in more than 65 countries covering more than 90 percent of global GDP. This means our customers can consolidate their communications vendor relationships with Bandwidth, while gaining global reach, resiliency and efficiency for their communications stack. We offer greater quality and delivery assurance than providers that offer aggregated services across the public Internet or that simply resell partner networks. We believe that the control we have over our Communications Cloud gives us distinct competitive advantages that include: enabling our customers to deploy cloud-native services, consistent high quality, in-depth enterprise support, real-time traffic visibility and economies of scale.
CPaaS based emergency calling capabilities: We believe we are one of the only CPaaS providers with full stack emergency service capabilities. In many countries, it is a legal obligation to ensure on-premise access to local emergency services. Our customers can meet compliance commitments using a single provider in multiple markets where they do business—across North America, Europe and Asia-Pacific. Moreover, our dynamic geospatial routing capability can route emergency calls over our E911 network based on a real-time location of the caller to produce industry-leading results.
Experience & expertise: Our senior leadership team consists of both new and long-tenured leaders – each an expert with deep and proven experience in the telecommunications and SaaS space. We regularly interact with local regulators in more than 30 countries, and we currently power all the 2023 Gartner Magic Quadrant Leaders in UCaaS and CCaaS. We seek to bring this body of experience and knowledge to all our customer engagements.
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
A unique culture focused on people: At Bandwidth, we are mission first. To accomplish that mission, we’ve created a unique, service-oriented culture, centered on meaningful work, lifting each other up, and investing in the bodies, minds, and spirits of our Bandmates. For our customers, this means there’s always a smiling, world-class Bandmate on the other end of the line who will go the extra mile for them. We often hear from our customers that Bandwidth just cares more. For our employees, this means we make a “whole person promise” to offer meaningful work and programs that ensure Bandmates can find the work/life balance necessary to enjoy a healthy and fulfilling life. Our culture is focused on helping each other succeed in our mission. Making work-life balance possible is not just something to feel good about. It drives real results. Our Bandmate engagement and satisfaction scores are consistently ranked higher than our peers. While we are exceptionally proud of the team we have assembled, we also acknowledge that there is important work for us to do to continue developing a more diverse and inclusive team. We believe diverse and inclusive teams are more innovative and make better business decisions.
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
Our Customers
We have a broad and diversified customer base. We benefit from long-standing relationships with some of the largest technology companies, well-recognized enterprise customers, and innovative SaaS platforms. Many of our customers have multi-year contracts, with no single customer representing 10% of total revenue for the year ended December 31, 2023.
Our management is highly focused on creating and maintaining strategic partnerships beyond standard transactional customer relationships. We seek to empower enterprises to create, scale and operate business-critical services across any mobile application or connected device, and this capability reinforces our customer relationships.
The majority of our customers sign master service agreements (“MSAs”) containing standard terms and conditions, including billing and payment, default, termination, limitations of liability, confidentiality, assignment and notification, and other key terms and conditions. Customers order specific services in separate service order forms that incorporate the applicable MSA. Each service order form details the minimum contract duration, any applicable monthly recurring charge and applicable non-recurring charges. The terms and conditions for each order are also specified in the applicable service order form.
Sales and Marketing
Our sales and marketing teams are part of a single revenue organization and work closely together to identify and acquire new customers, expand relationships with existing enterprises, and integrate them with the

Bandwidth Communications Cloud. Our marketing team generates marketing qualified leads and pipeline for sales through a number of demand-generating channels, including our website, marketing campaigns, webinars, sponsored virtual and live events, white papers and blogs, public relations, social media, analyst relations, paid search and search engine optimization and outbound lead development efforts. These marketing initiatives enhance awareness, preference and adoption of our services, and help us cross-sell opportunities with existing customers.
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
Our vision for the Bandwidth Communications Cloud is to be viewed as a singular resource for global enterprise communications. Our near-term roadmap includes a range of solutions to help enterprises create a better total experience for consumers and employees whether through the contact center, hybrid work, text messaging engagement, intelligent emergency services, new AI technologies or a combination thereof.
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

We believe that we compete favorably based on the factors listed above and believe that none of our competitors currently competes directly with us across the combination of our global scale, all-IP Communications Cloud, enterprise-grade APIs, and broad regulatory experience gained through our service offerings.
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
As of December 31, 2023, we had 33 U.S. patents and three U.S. patent applications pending. In addition, as of December 31, 2023, we had 18 registered trademarks and 34 trademark applications pending in the United States and elsewhere.
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
Employees
As of December 31, 2023, we had approximately 1,100 employees, who are primarily located in the United States, Europe and Asia Pacific. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Regulatory
General
We and the communications services that we provide through our Communications Cloud and software APIs are subject to many U.S. federal and state, and foreign, laws and regulations. These laws and regulations govern telecommunications activities, but also govern privacy, data protection, intellectual property, competition, consumer protection, taxation or other subjects. Many of the laws and regulations that apply to us and the communications services that we provide through our Communications Cloud and software APIs are still evolving and being tested in courts and could be interpreted or applied in ways that could harm our business. We describe below certain material components of the telecommunications regulatory framework in which we operate. See “Risk Factors–Risks Related to Our Business” elsewhere in this Annual Report on Form 10-K for additional information on the regulatory framework in which we operate and risks related thereto.
Federal Telecommunications Regulation
The Federal Communications Commission (“FCC”) has jurisdiction over interstate and international communications services in the U.S. We have obtained FCC authorization to provide services on a facilities and resale basis.
Under the Communications Act of 1934, as amended by the Telecommunications Act of 1996 (the “1996 Act”), any entity, including cable television companies and electric and gas utilities, may enter any telecommunications market, subject to reasonable state regulation of safety, quality and consumer protection. The industry continues to evolve toward new services built upon IP technologies. With these technological advances, there have been challenges to the traditional regulatory structure under the 1996 Act. Among the challenges are fraud and abuse in the form of illegal robocalling and unwanted text messaging. In December 2019, Congress adopted the Telephone Robocall Abuse Criminal Enforcement and Deterrence (“TRACED”) Act. Among other things, the TRACED Act directs the FCC to conduct a number of different rulemaking proceedings and increases the FCC’s enforcement authority. As a result, the FCC continues to conduct several proceedings to understand and address fraud and abuse in the form of illegal robocalling. Separately, the FCC, FTC and state attorneys general work to thwart illegal robocalling through various methods, including enforcing compliance with the Telephone Consumer Protection Act of 1991 (the “TCPA”), which restricts telemarketing calls and the use of automatic text messages without the recipient’s proper consent, the Telemarketing Sales Rule (the “TSR”), and other federal and state laws. The FCC also has the authority to issue an order to downstream voice service providers to block and cease delivery of voice traffic from gateway providers identified by the FCC. Moreover, the TCPA and other similar laws allow aggrieved private parties to directly seek civil remedies and seek statutory-defined damages for calls or text messages received without recipients’ proper consent.
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
International
As an international company, we are subject to communications laws and regulations in the non-US jurisdictions in which we offer our services. These laws and regulations may concern communications, as well as privacy, data protection, intellectual property, competition, consumer protection, taxation or other subjects. In European markets, we are subject to the European Electronic Communications Code (the “Code”) and its transposition into the laws of the European Union (“EU”) and European Economic Area (“EEA”) countries in which we operate. The Code sets forth the European regulatory framework and harmonized rules across the EU and EEA, which govern the provision of electronic communications networks and services. While the Code provides a harmonized framework, laws of each jurisdiction of the EU and the EEA, and related regulations, will differ from country to country. For example, rules around suballocation of numbering resources differ from country to country.
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
Corporate Information
Bandwidth Inc. was founded in July 2000 and incorporated in Delaware on March 29, 2001. Our principal executive offices are located at 2230 Bandmate Way, Raleigh, NC 27607, and our telephone number is (800) 808-5150. Our website address is www.bandwidth.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K.
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
We have grown our business considerably since inception, and cannot guarantee we will be able to maintain or choose to target the same pace of growth in the future. Our success in achieving continued growth depends upon several factors including:
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
•our ability to successfully introduce new service offerings and maintain or enhance existing offerings;
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

In addition, we are vulnerable to changes in market preferences or other market changes, such as general economic conditions, recession and fears of recession, interest rates, tax rates and policies, and inflation. In recent years, the United States has experienced higher rates of inflation and as a result, we may experience a compression in our gross margins. These inflationary pressures could affect wages, the cost of and our ability to obtain components, the price of our products and services, our ability to meet customer demand, and our gross margins and operating profit. Inflation may further exacerbate other risks discussed in this “Risk Factors” section, such as risks related to our sales and marketing efforts and our ability to attract, motivate and retain sales, engineering and other key personnel. If we are unable to successfully manage the effects of inflation, our business, operating results, cash flows and financial condition may be adversely affected.
In an attempt to temper these higher rates of inflation, beginning in March 2022 the U.S. Federal Reserve steadily raised its benchmark federal funds interest rate, resulting in a commensurate rise in interest rates across numerous borrowing categories. This rise in interest rates may impact our ability to access debt capital on terms acceptable to us, or at all.
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
Approximately half of our operating cash is maintained in deposit accounts with various financial institutions and is not insured by the FDIC.
Approximately half of our operating cash is maintained in deposit accounts at various financial institutions and is not insured by the FDIC. We believe we employ a reasonable strategy to diversify our cash deposits among financial institutions. However, if any of the institutions into which our funds are deposited experience limited liquidity or otherwise defaults or does not perform its obligations to depositors, we may not be able to access those funds in a timely manner, or at all, which could adversely affect our business, financial condition or results of operations, and our prospects.
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
Some of our competitors and potential competitors are larger and have greater name recognition, longer operating histories, more established customer relationships, greater penetration into the enterprise space, a larger global reach, larger budgets and significantly greater resources than we do. In addition, they have the operating flexibility to bundle competing products and services at little or no incremental cost, including offering them at a lower price as part of a larger sales transaction. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. In addition, some competitors may offer services that address one or a limited number of functions at lower prices, with greater depth than our services or in different geographies. Our current and potential competitors may develop and market new services with comparable functionality to our services, which may force us to compete on price in order to remain competitive. In addition, some of our competitors have lower list prices than us, which may be attractive to certain customers even if those services have different or lesser functionality. If we are unable to maintain our current pricing due to competitive pressures, our revenue and margins will be reduced and our business, results of operations and financial condition will be adversely affected. Customers utilize our services in many ways and use varying levels of functionality that our services offer or are capable of supporting or enabling within their applications. Customers using only limited functionality may be able to more easily replace our services with competitive offerings. By contrast, customers using many of the features of our services or using our services to support or enable core functionality for their applications may have difficulty or find it impractical to replace our services with a competitor’s services.
With the introduction of new services and new market entrants, we expect competition to intensify in the future. In addition, some of our customers choose to use both our services and our competitors’ services in order to provide redundancy in their ability to deliver their own product offerings. Moreover, as we expand the scope of our services, we may face additional competition.
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
Our current and potential competitors have developed and may develop in the future service offerings that are available internationally. To the extent that customers seek service offerings that include support and scaling internationally, they may choose to use other service providers to fill their communication service needs before we have fully expanded and scaled our international offerings. Each of these factors could lead to reduced revenue, slower growth and lower international brand name recognition amongst our industry competitors, any or all of which could harm our business, results of operations and financial condition.
If we are unable to attract new customers in a cost-effective manner, then our business, results of operations and financial condition would be adversely affected.
In order to grow our business, we must continue to attract new customers in a cost-effective manner. We use a variety of marketing channels to promote our services and our communications platform, and we periodically adjust the mix of our marketing programs. If the costs of the marketing channels we use increase dramatically, then we may choose to use alternative and less expensive channels, which may not be as effective as the channels we currently use. As we add to or change the mix of our marketing strategies, we may need to expand into more expensive channels than those we are currently in, which could adversely affect our business, results of operations and financial condition. We will incur marketing expenses before we are able to recognize any revenue that the marketing initiatives may generate, and these expenses may not result in increased revenue or brand awareness. We have made in the past, and may make in the future, significant expenditures and investments in new marketing campaigns. We cannot assure you that any new investments in sales and marketing, including any increased focus on enterprise sales efforts, will lead to the cost-effective acquisition of additional customers or increased sales or that our sales and marketing efficiency will be consistent with prior periods. If we are unable to maintain effective marketing programs, then our ability to attract new customers could be materially and adversely affected.
The market for some of our services is new and unproven, may decline or experience limited growth and is dependent in part on enterprises and developers continuing to adopt our platform and use our services.
We have been developing and providing a cloud-based platform that enables developers and organizations to integrate voice and messaging communications capabilities into their software applications. This market is relatively new and unproven and is subject to a number of risks and uncertainties. We believe that our future success will depend in large part on the growth, if any, of this market. For example, the utilization of software APIs by developers and organizations to build communications functionality into their applications is still relatively new, and developers and organizations may not recognize the need for, or benefits of, our services and platform. And even if they recognize the need for and benefits of our services and platform, they may decide to adopt alternative services and/or develop the necessary services in-house to satisfy their business needs. In order to grow our business and expand our market position, we intend to focus on educating enterprise customers about the benefits of our services and platform, expanding the functionality of our services, and bringing new technologies to market to increase market acceptance and use of our platform. Our ability to expand the market that our services and platform address depends upon a number of factors, including the cost, performance and perceived value associated with such services and platform. The market for our services and platform could fail to grow significantly or there could be a reduction in demand for our services and platform as a result of a lack of customer acceptance, technological changes or challenges, our inability to successfully introduce new product offerings, competing services and platforms, decreases in spending by current and prospective customers, weakening economic conditions, geopolitical developments, global pandemics, adverse regulatory developments or other causes. If our market does not experience significant growth or demand for our services and platform decreases, then our business, results of operations and financial condition could be adversely affected.
Our ability to realize our goals for anticipated revenue growth, cash flow and operating performance depends on customers increasing their use of our services, and any loss of customers or decline in their use of our services could materially and adversely affect our business, results of operations and financial condition.
Customers generally are charged based on the usage of our services. Most of our customers do not have long-term contractual financial commitments to us and, therefore, most of our customers may reduce or cease their use of our services at any time without penalty or termination charges. We cannot accurately predict customers’ usage levels, and the loss of customers or reductions in their usage levels of our services may each have a negative impact on our business, results of operations and financial condition and may cause our net retention rate to decline in the future. If a significant number of customers cease using, or reduce their usage of, our services, we may be required to spend significantly more than planned on sales and marketing efforts to maintain or increase revenue from customers. Such additional sales and marketing expenditures could adversely affect our business, results of operations and financial condition. More specifically, if:
•we do not maintain or improve our current relationships with existing key customers;
•we are not able to expand the available capacity on our network to meet our customers’ demands in a timely manner;
•we do not develop and maintain relationships with new large enterprise customers; or
•our customers choose to obtain these services from one of our competitors or develop similar capabilities in-house,

then we may be unable to increase or maintain our revenue at acceptable margins.
If we are unable to increase the revenue that we derive from enterprises, our business, results of operations and financial condition may be adversely affected.
Our ability to expand our sales to enterprise customers will depend, in part, on our ability to effectively organize, focus and train our sales and marketing personnel and to attract and retain sales personnel with experience selling to enterprises. We believe there is significant competition for experienced sales professionals with the skills and technical knowledge our business requires. Our ability to achieve significant revenue growth in the future will depend, in part, on our ability to recruit, train and retain a sufficient number of experienced sales professionals, particularly those with experience selling to enterprises. In addition, even if we are successful in hiring qualified sales personnel, new hires require significant training and experience before they achieve full productivity, particularly for sales efforts targeted at enterprises and new territories. Our recent hires and planned hires may not become as productive as quickly as we expect and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business.
The sales cycle for typical enterprise customers is lengthy and complex. The adoption and implementation of our enterprise service offerings are often considered a strategic purchasing decision, and may require the approval of multiple executive-level technical and business decision makers, including security, compliance, procurement, operations and IT. In addition, enterprise customers often require extensive education about our services and significant customer support time, engage in protracted pricing negotiations, and seek to secure readily available development resources. Enterprise customers may also require deployment of our services on a limited basis prior to making a commitment to deploy our services more broadly over a contracted period of time. These complex and resource-intensive sales efforts could place outsized strain on our limited product and engineering resources.
Further, enterprise customers, including some of our customers, may choose to develop their own solutions in-house that do not include our services. They also may demand reductions in pricing as their usage of our services increases, which could have an adverse impact on our gross margin. We may not be successful in our efforts to grow our enterprise customer base, and if we are unable to increase the revenue we derive from enterprises, then our business, results of operations and financial condition may be adversely affected.
If we do not develop enhancements to our services and introduce new services that achieve market acceptance, our business, results of operations and financial condition could be adversely affected.
Our ability to attract new customers and increase revenue from existing customers depends in part on our ability to increase adoption and usage of our services, enhance and improve functionality of our existing services, and introduce new services. The success of any enhancements or new services depends on several factors, including timely completion, adequate quality testing, actual performance quality, market-accepted pricing levels and overall market acceptance. Enhancements and new services that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, may have interoperability difficulties with our communications platform, network or other services, or may not achieve the broad market acceptance necessary to generate significant revenue. We also must integrate with a variety of network, hardware, mobile and software platforms and technologies, which requires us to adapt our communications platform and product offerings to changes and innovation in these technologies. Wireline and wireless telephone providers, as well as cell-phone operating system providers such as Apple and Google, have developed, and may in the future develop, new applications, functions or technologies intended to filter illegal robocalls or other unwanted phone calls or messages. Such applications, functions or technologies may inadvertently filter legal and desired calls or messages to or from our customers. In certain instances, we may need to update our services and technology to work with these applications, functions or technologies. Any failure to operate effectively with evolving or new technologies could reduce the demand for our services. If we cannot respond to these changes in a cost-effective manner, our services may become less competitive or obsolete, and our business, results of operations and financial condition could be adversely affected. To the extent that upgrades of existing products, services and technology are required for the introduction of new services, the success of these upgrades also may be dependent on reaching mutually acceptable terms with vendors and on vendors meeting their obligations in a timely manner.
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
We use AI in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.
We use AI in our business, and we continue to expand our research into and continued development of such capabilities. We offer our customers the ability to integrate certain AI technologies developed by third parties into certain of our offerings, and this integration capability is a prominent feature of our Maestro offering. Certain other features of our products are also supported by third-party AI technologies.
In addition, we are exploring the use of AI to potentially improve our internal functions and operations. Our competitors or other third parties may incorporate AI into their products and offerings, or use AI to gain internal efficiencies, more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our business, reputation and results of operations.
As with many developing technologies, AI presents risks and challenges, and may result in unintended consequences that could affect its further development, adoption, and use, and therefore our business. Deficiencies or other failures of AI systems could subject us to competitive harm, cybersecurity events, regulatory action, penalties, legal liability, or brand or reputational harm. Further, our customers may fail to provide adequate notice, collect consent, or otherwise fail to comply with applicable legal frameworks in their use of our products and services, or integrated AI products and services, which may subject us to regulatory action, private rights of action, legal liability, or brand or reputational harm.
AI is an emerging technology for which the legal and regulatory landscape is not fully developed, including laws and regulations around potential liability for breaching intellectual property or privacy regulations. Laws and regulations applicable to AI are emerging and evolving, and the ultimate legal framework remains uncertain and may be inconsistent from jurisdiction to jurisdiction, including internationally. We may not always be able to anticipate how to respond to these legal frameworks, and our obligation to comply with the laws and regulations could entail significant costs, negatively affect our business, or entirely limit our ability to incorporate certain AI capabilities into our offerings.
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

In addition, our organizational structure has become more complex. In order to manage these increasing complexities, we will need to continue to scale and adapt our operational, financial and management controls, and our reporting systems and procedures. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and management resources before our revenue increases and without any assurances that our revenue will increase.
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
We believe that maintaining and enhancing our brand identity and increasing market awareness of our company and services are critical to achieving widespread acceptance of our company and our communications platform, strengthening our relationships with our existing customers, and attracting new customers. The successful promotion of our brand depends largely on our continued marketing efforts, our ability to continue to offer high quality services meeting the evolving needs of existing and prospective customers, and our ability to successfully differentiate our services from competing products and services. Our brand promotion activities may not be successful or yield increased revenue. In addition, independent industry analysts often provide reviews of our services and competing products and services, which may significantly influence the perception of our services in the marketplace. If these reviews are negative or not as strong as reviews of our competitors’ services, then our brand may be harmed.
From time to time, we have received customer complaints about our services, including with respect to pricing, customer support, and disruption to, or outage of, our services. If we do not handle customer complaints effectively, then our brand and reputation may suffer, our customers may lose confidence in us and they may reduce or cease their use of our services. In addition, social media has become a widespread method by which consumers communicate about products and services they purchase, including our services and communications platform. Our ability to generate positive customer feedback and minimize negative feedback on social media channels where existing and potential customers seek and share information is important to our brand and reputation. Complaints or negative publicity about us, our services or our communications platform could materially and adversely affect our ability to attract and retain customers, our business, results of operations and financial condition.
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
Any failure to deliver and maintain high-quality customer support may adversely affect our relationships with our customers and prospective customers, and could adversely affect our reputation, business, results of operations and financial condition.
Many of our customers depend on our customer support team to help them deploy or use our services effectively, to help them resolve post-deployment issues quickly and to provide ongoing support. If we do not devote sufficient resources to, or are otherwise unsuccessful in, assisting our customers effectively, it could adversely affect our ability to retain existing customers and could prevent prospective customers from adopting our services. We may be unable to respond quickly enough to accommodate short-term increases in demand for customer support. We also may be unable to modify the nature, scope and delivery of our customer support to compete with changes in the support services provided by our competitors. Increased demand for customer support, without corresponding revenue, could increase costs and adversely affect our business, results of operations and financial condition. Our sales are highly dependent on our business reputation and on positive recommendations from existing customers. Any failure to deliver and maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could adversely affect our reputation, business, results of operations and financial condition.
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
In addition, we face risks in doing business internationally that could adversely affect our business, including:

•exposure to international political developments that may cause instability for businesses and volatility in global financial markets and the value of foreign currencies, any of which could disrupt trade and the sale of our services in international markets;
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
•challenges in understanding and complying with local laws, regulations and customs in multiple foreign jurisdictions, particularly in the areas of telecommunications and data privacy and security;
•complexities related to differing technical standards, certification requirements and audit requirements outside the United States, which could prevent customers from deploying our products or limit their usage;
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
In response to the military conflict between Russia and Ukraine, the U.S., U.K., EU and others imposed significant additional sanctions and export controls against Russia and certain Russian individuals and entities, and we terminated our service offerings in Russia and Belarus.
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
We depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and R&D activities to our marketing and sales efforts and communications with our customers and business partners. Cyber-attacks, including through the use of malware, computer viruses, distributed denial of service (“DDoS”) attacks, credential harvesting and other means for obtaining unauthorized access to or disrupting the operation of our networks and systems and those of our suppliers, vendors and other service providers, could cause harm to our business, including by misappropriating our proprietary information or that of our customers, employees and business partners or to cause interruptions of our services and our communications platform. Cyber-attacks may cause service degradation or outages, equipment failures, loss of information, including sensitive personal information of customers or employees or valuable technical and marketing information, as well as disruptions to our or our customers’ operations. Cyber-attacks against companies have increased in frequency, scope and potential harm in recent years. Further, the perpetrators of cyber-attacks are not restricted to particular groups or persons. These attacks may be committed by company employees or external actors operating in any geography, including jurisdictions where law enforcement measures to address such attacks are unavailable or ineffective, and may even be launched by or at the behest of nation states.
Despite our efforts to reduce the risks associated with cyber-attacks, including the implementation of a number of defensive measures and protocols designed to protect our systems and networks, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information, and such efforts may be insufficient to repel or mitigate the effects of a major cyber-attack. Cybersecurity events, like the DDoS attack we experienced in late 2021, may have cascading effects that unfold over time and result in additional costs, including costs associated with defensive measures, investigations, contractual claims, performance penalties, litigation, the loss of future business and other losses and liabilities that may be difficult to foresee. Any perception by existing and prospective customers that our network and systems are not secure could result in a material loss of business and revenue and damage our reputation. We will continue to deploy security enhancements in an effort to further secure our network.
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
Our existing general liability and cyber liability insurance policies may not cover, or may cover only a portion of, any potential claims related to cyber incidents or security breaches that we experience or may not be adequate to indemnify us for all or any portion of liabilities that may be imposed. We also cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or in amounts sufficient to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage of any future claim. Many global insurance carriers now exclude coverage for attacks carried out by nation-states from their cyber insurance policies. Accordingly, if our cybersecurity measures and those of our service providers fail to protect against unauthorized access, attacks (which may include sophisticated cyber-attacks) and the mishandling of data by our employees and contractors, then our reputation, business, results of operations and financial condition could be adversely affected.
We are currently subject to litigation related to taxes and charges associated with our provision of 911 services, which could divert management’s attention and adversely affect our results of operations.
We, along with many other telecommunications companies and similar service providers, currently are subject to litigation regarding our billing, collection and remittance of non-income-based taxes and other similar charges regarding 911 services alleged to apply in certain states, counties, and municipalities located in California, Illinois and New York. See “Part I, Item 3. Legal Proceedings,” in this Annual Report on Form 10-K. We may face similar litigation in other jurisdictions in the future. While we are vigorously defending these lawsuits, litigation is inherently uncertain. Tax assessments, penalties and interest or future requirements arising from these lawsuits, the settlement of any such lawsuit or any other lawsuits that may arise in other jurisdictions, may adversely affect our business, results of operations and financial condition.
We face a risk of litigation and/or regulatory enforcement actions resulting from customer or end user misuse of our services and software to make or send unauthorized and/or unsolicited calls and/or messages, including those in violation of the TCPA, the TSR, and other state and federal laws. Customer or end user misuse of our services and software also could damage our reputation.
Calls and/or text messages originated or passed to us by our customers may subject us to potential risks, including litigation, civil liability, regulatory enforcement actions, fines, and reputational damage. For example, the TCPA restricts telemarketing and the use of technologies that enable automatic calling and/or messaging without proper customer consent. In addition, the TSR prohibits deceptive and abusive telemarketing practices. The TSR, which is enforced by the FTC, makes it unlawful for any person or entity to “provide substantial assistance or support to any seller or telemarketer when that person knows or consciously avoids knowing that the seller or telemarketer is engaged in any act or practice” that violates the TSR.
The misuse of our offerings by our customers, or customers of our customers, may result in civil claims and/or enforcement actions against us, including those arising due to misuse of our platform or offerings, and requests for information through third-party subpoenas or regulatory investigations. For example, we have received correspondence from the FTC relating to customers using our network to transit “robocall” traffic. We have received similar correspondence from the FCC relating to our role as a gateway provider. Internationally, we also may become subject to similar laws imposing limitations on marketing calls to wireline and wireless numbers. The scope and interpretation of the laws that are or may be applicable to the making and/or delivery of calls and/or messages are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by taking mandatory actions such as obtaining proper customer consent, we could become subject to lawsuits, fines, civil penalties, potentially significant statutory damages, consent decrees, injunctions, adverse publicity, loss of user confidence in our services, loss of users and other adverse consequences, which could materially harm our business.
Some of our customers, or customers of our customers, may use our platform to transmit illegal, offensive, unsolicited and/or unauthorized calls and messages, including spam, phishing scams, and links to harmful applications. Some of our customers also may reproduce and distribute copyrighted material or the trademarks of others without permission. Such actions violate our practices and policies, including our Acceptable Use Policy, which applies to all customers. We generally complete considerable “know-your-customer” reviews before a customer, and in certain jurisdictions, an end user, can use our platform, although we cannot always conduct proactive audits of our customers thereafter to confirm compliance with our practices and policies, including our Acceptable Use Policy. We generally rely on our customers’ contractual representations to us that their use of our platform will comply with applicable law and our practices and policies. In cases where our customers are reselling our services, we are relying on a contractual pass-through by our customers of similar contractual representations from their end users. We also generally evaluate complaints that we receive regarding our customers’ use of our platform. Our substantial efforts will not prevent all illegal robocalls and other fraudulent activity. The unlawful or fraudulent use of our platform could subject us to claims for damages, copyright or trademark infringement, regulatory enforcement, fraud, or negligence or damage our reputation. Even if claims asserted against us do not result in liability, we may incur substantial costs to investigate and defend such claims. If we are found to be liable for our customers’ activities, we could be required to pay fines or penalties, redesign our business methods, limit our provision of certain services or otherwise expend resources to remedy any damages caused by such actions and avoid future liability.
We are also subject to litigation in the ordinary course of business, and uninsured judgments or a rise in insurance premiums may adversely affect our results of operations.
In the ordinary course of business, we are subject to various claims and litigation. Any such claims, regardless of merit, could be time-consuming and expensive to defend and could divert management’s attention and resources. In accordance with customary practice, we maintain insurance against some, but not all, of these potential claims. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. The levels of insurance we maintain may not be adequate to fully cover any and all losses or liabilities. Further, we may not be able to maintain insurance at commercially acceptable premium levels or at all. If any significant judgment, claim (or a series of claims), a settlement or other event is not fully insured or indemnified against, it could have a material adverse impact on our business, financial condition and results of operations. There can be no assurance as to the actual amount of these liabilities or the timing thereof. We cannot be certain that the outcome of current or future litigation will not have a material adverse impact on our business and results of operations. See “Part I, Item 3. Legal Proceedings,” in this Annual Report on Form 10-K.
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
Proceedings before the FCC or regulators from international jurisdictions could limit our access to various network services or further increase the rates we must pay for such services. For example, proceedings before the FCC could result in an increase in the amount we pay to other carriers or a reduction in the revenue we derive from other carriers in, or retroactive liability for, access charges and reciprocal compensation. On December 17, 2019, the FCC issued an order that revised its interpretation of the Voice-over Internet Protocol (“VoIP”) symmetry rule. The FCC now concludes that LECs may assess end office switched access charges only if the LEC or its VoIP partner provides a physical connection to the last-mile facilities used to serve an end user. If neither the LEC nor its VoIP partner provides such a physical connection, the LEC may not assess end office switched access charges. The FCC also decided to give its order retroactive effect. We cannot predict the impact this FCC order may have on our business, including whether other carriers will agree with our legal interpretations and treatments, at this time. Other proceedings before the FCC could also result in increases in the cost of regulatory compliance. For example, the FCC continues to examine how to improve the delivery of emergency 911 services and whether to expand requirements to include communications services not currently subject to emergency calling obligations. A number of states also have proceedings pending that could impact our access to and the rates we pay for network services. Other state proceedings could limit our pricing and billing flexibility. Our business would be substantially impaired if the FCC, the courts, state commissions, or interconnected carriers eliminated our access to the facilities and services we use to serve our customers, substantially increased the rates we pay for facilities and services, increased the costs or complexity associated with providing emergency 911 services or adversely affected the revenue we receive from other carriers or our customers. In addition, congressional legislative efforts to rewrite the Telecommunications Act of 1996 or enact other telecommunications legislation such as the TRACED Act, as well as various state legislative initiatives, may cause major industry and regulatory changes. We cannot predict the outcome of these proceedings or legislative initiatives or the effects, if any, that these proceedings or legislative initiatives may have on our business and operations.
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
Noncompliance with applicable FCC, FTC, state public utility corporations, or other regulations or requirements could subject us to investigations, sanctions, enforcement actions, fines, consent decrees or other collateral consequences. If any governmental sanctions or fines are imposed, our business, results of operations, and financial condition could be materially adversely affected. In addition, responding to any governmental action will likely result in a diversion of management’s attention and resources and an increase in professional fees.
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
Our inability or failure to comply with telecommunications and other laws and regulations could cause the temporary or permanent suspension of our operations. For example, we have received correspondence from the FCC relating to traffic transmitted by us as a gateway provider on behalf of overseas providers. Under FCC rules, gateway providers must take reasonable and effective steps to ensure that any foreign originating or intermediate providers are not using a gateway provider to carry or process a high volume of illegal traffic onto U.S. networks. Any failure to abide by these rules may result in enforcement action, up to and including an order from the FCC directing voice providers to block traffic from an identified gateway provider.
In addition, if we cannot provide emergency calling functionality through our communications platform to meet any applicable federal, state or international requirements, the competitive advantages that we have may not persist, adversely affecting our ability to obtain and to retain enterprise customers which could have an adverse impact on our business.
We are subject to communications laws and regulations in the non-U.S. countries where we offer our services. Numerous country-specific laws and governmental regulations apply to our business and may increase our costs, impact our products and communications platform or prevent us from offering or providing our products in certain countries. Many existing non-U.S. laws and regulations may not fully contemplate CPaaS solutions and the interpretation and enforcement of non-U.S. laws and regulations may involve significant uncertainties. For example, several European countries have adopted “know your customer” requirements regarding end users and have mandated the real-time provisioning of data to national law enforcement authorities’ systems.
In January 2018, the FCC released an order that repealed its previous Network Neutrality Rules. Our business could suffer with respect to the quality of the services we offer, our ability to maintain our internet-based services and our services offered through our communications platform, a reduction in our profitability or an increase in the price of our services making our offerings less competitive in the marketplace.
In January 2018, the FCC released an order largely repealing its network neutrality rules (the “Order”). Among other things, the pre-existing network neutrality rules prevented providers of broadband internet access services—like cable and telephone companies—from blocking, impairing and degrading service offerings from non-affiliated third parties like us. In 2019, the U.S. Court of Appeals for the District of Columbia Circuit largely affirmed the Order, but vacated the portion of the Order that would bar states from imposing any rule or requirement inconsistent with the FCC’s order. In April 2022, after losing an appeal before the U.S. Circuit Court of Appeals for the 9th Circuit, California’s state law establishing net neutrality went into effect. Since then, a number of states have adopted legislation that results in restoring the pre-existing network neutrality rules. If broadband providers were to block, impair or degrade our internet-based services or services we offer through our communications platform, or were to charge us or our customers to access and use our internet-based services or services offered through our communications platform, we could lose customers and our business could be materially adversely affected. Most major broadband internet access providers have publicly stated they will not block, impair or degrade third party offerings. We cannot predict the potential impact of any future efforts to restore Net Neutrality at the federal level.
Our business is subject to complex and evolving laws and regulations, commercial standards, contractual obligations and other requirements related to information collection.
We are subject to various federal, state, local and foreign laws and regulations, contractual commitments and industry standards that create obligations and impose restrictions with respect to the collection, storage, retention, use, processing, transmission, sharing, disclosure and protection of personal data and other customer data, including “customer proprietary network information” as defined in applicable U.S. laws. We must comply with these obligations and restrictions and may be subject to significant consequences, including penalties and fines, if we fail to comply. These obligations and restrictions continue to develop and evolve rapidly, and it is possible that we may not be, or may not have been, compliant with each such obligation and restriction.
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
The failure of any equipment or facility on our network, including our network operations control centers and network data storage locations, could interrupt customer service and other corporate functions until we complete necessary repairs or install replacement equipment. Our business continuity plans also may be inadequate to address a particular failure that we experience. Delays, errors or network equipment or facility failures could result from natural disasters, pandemics, such as COVID-19, disease, accidents, terrorist acts, acts of war, power losses, security breaches, vandalism or other illegal acts, computer viruses or other causes. These delays, errors or failures could significantly impair our business due to:
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
Our customer churn rate may increase.
Customer churn occurs when a customer reduces usage or discontinues service with us, whether voluntarily or involuntarily, such as a customer switching some or all of its usage to a competitor or going out of business. Changes in the economy, increased competition from other providers, cyber incidents such as the DDoS attack we experienced in late 2021, or issues with the quality of service we deliver can impact our customer churn rate. We cannot predict future pricing by our competitors, but we anticipate that price competition will continue. Lower prices offered by our competitors could contribute to an increase in customer churn. We cannot predict the timing, duration or magnitude of any deteriorated economic conditions or its impact on our target of customers. Higher customer churn rates could adversely affect our revenue growth. Higher customer churn rates could cause our net retention rate to decline. A sustained and significant growth in the churn rate could have a material adverse effect on our business.

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
A significant event, such as an earthquake, hurricane, a fire, a flood, a pandemic, such as COVID-19, a power outage, terrorist attack, act of war, such as the ongoing Russia-Ukraine conflict or the Israel-Hamas conflict, or civilian unrest could have a material adverse effect on our business, results of operations or financial condition. Health concerns or governmental, legal, political or regulatory developments in the United States or other countries in which we or our customers, partners and service providers operate could cause economic, labor or social instability and could materially adversely affect our business and our results of operations and financial condition. Future developments, which are very uncertain, include evolving responses by governments and businesses. These future developments could materially adversely affect our business and our results of operations and financial condition. Our IP network is designed to be redundant and to offer seamless backup support in an emergency. While our network is designed to withstand the loss of any one data center at any point in time, the simultaneous failure of multiple data centers could disrupt our ability to serve our clients. Additionally, certain of our capabilities cannot be made redundant feasibly or cost-effectively. Acts of physical or cyber terrorism or other geopolitical unrest, including acts of war, also could cause disruptions in our business. The adverse impacts of these risks may increase if our disaster recovery plans prove to be inadequate.
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
Prior to our initial public offering, there was no public market for shares of our Class A common stock. On November 10, 2017, we sold shares of our Class A common stock to the public at $20.00 per share. From November 10, 2017, the date that our Class A common stock began trading on the NASDAQ Global Select Market, through December 31, 2023, the trading price of our Class A common stock has ranged from $9.34 per share to $198.61 per share. The trading price of our Class A common stock may continue to be volatile and could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We regularly assess risks from cybersecurity and technology threats and monitor our information systems for potential vulnerabilities. We use a widely-adopted risk quantification model to identify, measure and prioritize cybersecurity threats and develop related security controls and safeguards. We conduct regular reviews and tests of our information security program and also leverage audits by our internal audit team, tabletop exercises, penetration and vulnerability testing, threat modeling, simulations, and other exercises to evaluate the effectiveness of our information security program and improve our security measures and planning.
Our enterprise-wide information security program is designed to identify, protect, detect, respond to and manage reasonably foreseeable cybersecurity risks and threats. Cybersecurity risks related to our business, network, and operations are identified and addressed through a multi-faceted approach including third party assessments, as well as internal information system and network security, governance, risk and compliance reviews.
To defend, detect and respond to cybersecurity incidents, we (i) conduct proactive privacy and cybersecurity reviews of systems and applications, (ii) audit applicable data policies, (iii) perform penetration testing internally and with external independent third-parties to test our security controls, (iv) conduct employee training, (v) monitor emerging laws and best practices related to data protection and information security and (vi)

implement appropriate changes. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.
We have implemented incident response and breach management processes, which have four overarching and interconnected workflows: (1) detection and analysis of a security or privacy incident, (2) investigation, mitigation and remediation, (3) reporting and notification, and (4) post-incident analysis. Such incident responses may involve participants from our information security, network, information Technology, development, executive and legal teams.
We also conduct exercises to simulate responses to cybersecurity incidents. Our team of cybersecurity professionals collaborates with technical and business stakeholders across our business units to further analyze the risks to the company and form detection, mitigation and remediation strategies.
As part of the processes described above, we regularly engage external auditors and consultants to assess our cybersecurity programs and compliance with applicable practices and standards. Our Information Security Management System has been certified to conform to the requirements of ISO/IEC 27001:2013 and AICPA SOC 2 Type II, which includes all five of the Trust Services Criteria.
Our Vendor Risk Management (“VRM”) program assesses risks from cybersecurity threats associated with our use of third-party service providers. Under this program, we perform initial risk assessments prior to selecting and engaging third-party service providers as well as ongoing risk assessments in an effort to identify and mitigate risks from third parties such as vendors, suppliers, and other business partners. The VRM program is designed to evaluate the cybersecurity and data privacy risks associated with the use of third-party vendors that will be processing, storing, or handling Bandwidth employee, business or customer data. Based on this evaluation, the VRM program records a risk rating, advises on selection or implementation recommendations, and informs contractual terms with the applicable third-party, such as privacy, security, and data protection commitments. In addition to new vendor onboarding, the VRM program includes annual review of critical service providers, ongoing assessment of expanded use cases, and evaluation of potential third-party incidents. We monitor and evaluate reports of third-party cybersecurity threats to identify and mitigate potential risks to us from third-party incidents in our supply chain.
Our Application Security program proactively performs static and dynamic scanning of systems and software code. In addition, we perform vulnerability scans daily on our systems and assets.
To protect our information systems from cybersecurity threats, we use various security tools that help prevent, identify, escalate, investigate, resolve and recover from identified vulnerabilities and security incidents in a timely manner with continuous monitoring from our Security Operations Center. These tools include, but are not limited to, Endpoint Detection and Response, Security Information and Event Management, Attack Surface Management, Static Application Security Testing, Dynamic Application Security Testing, DDoS Mitigation Services, threat detections including intelligence and brand monitoring, intrusion detection sensors, network firewalls and web application firewalls.
Our systems periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of personal information (of third parties, employees, and our members) and other data, confidential information or intellectual property. The DDoS attack we experienced in late 2021 did have a material impact on our results of operations. We do face risks from similar attacks and other cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition. Further, an attack on, or penetration of, our systems or a third-party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risks. See “Risk Factors - Attacks on or breaches of our networks or systems, or those of third parties upon which we rely, could degrade our ability to conduct our business, compromise the integrity of our services and our communications platform, result in service degradation or outages, significant data losses, the theft of our intellectual property, investigations by government agencies and damage to our reputation, and could expose us to liability to third parties and require us to incur significant additional costs to maintain the security of our networks and data.”
Cybersecurity Governance
Our board of directors oversees our annual enterprise risk assessment, where we assess key risks within the company, including security and technology risks and cybersecurity threats. Our board of directors receives an update on Bandwidth’s risk management process at least annually, and receives quarterly cybersecurity updates from our Chief Information Officer (“CIO”).
Our CIO and our Vice President, Information Security lead our global information security organization and are responsible for overseeing our information security program. Our Vice President, Information Security has over 25 years of industry experience, including serving in similar roles, building, leading and overseeing cybersecurity programs at other private and public companies. Team members who support our information security program have relevant educational and industry experience, including application security, security operations, forensic and incident response, governance, risk and compliance.
At the management level, our cybersecurity risks are identified and addressed through a comprehensive, cross-functional approach. Key security, operations, legal and compliance stakeholders meet regularly to develop strategies for preserving the confidentiality, integrity and availability of our and our customers’ information by identifying, preventing and mitigating cybersecurity threats, and effectively responding to cybersecurity incidents. Our Executive Security Committee, which includes our Chief Operating Officer, our CIO, our Chief Technology Officer, our Chief Development Officer, our General Counsel and other cross-functional participants, meets monthly to evaluate our cybersecurity risks and related response efforts.
Education and Awareness
Our policies require each of our employees to contribute to our data security efforts. We regularly remind employees of the importance of handling and protecting customer and employee data, including through annual privacy and security training designed to enhance employee awareness of how to detect and respond to cybersecurity threats.

Item 2. Properties
Our corporate headquarters is located in Raleigh, North Carolina, where we lease approximately 534,000 square feet of office space at 2230 Bandmate Way.
We maintain offices in locations in the United States and internationally. In addition to our corporate headquarters, we lease space in Denver, CO; Rochester, NY; Brussels, Belgium; London, U.K.; Dublin, Ireland; Iasi, Romania; and Istanbul, Turkey.
We currently lease all our facilities. We relocated to our newly constructed corporate headquarters in the third quarter of 2023. We believe this new facility will provide the additional space needed to accommodate our growing work force.

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
On October 19, 2023, we were named as a defendant in a complaint captioned Aguilar v. Network Insurance Senior Health Division ALG, LLC, et al., pending in the U.S. District Court for the Southern District of Texas, relating to the alleged delivery of unsolicited phone calls to the plaintiff’s telephone number.
We intend to vigorously defend these lawsuits and believe we have meritorious defenses to each. However, litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could negatively affect our business, results of operations and financial condition.
In addition to the litigation discussed above, from time to time, we may be subject to legal actions and claims in the ordinary course of business. We have received, and may in the future continue to receive, claims from third parties relating to number management and billing, employment-related claims, claims arising from customer misuse of our offerings, and claims asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights or to recover amounts owed to us. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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
Stockholders
As of February 23, 2024, we had 22 holders of record of our Class A and Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
The graph below compares the cumulative 5-year total return to our stockholders in comparison to the NASDAQ Composite Index and the S&P 500 Information Technology Index. The graph assumes $100 was invested in our Class A common stock and in each index from December 31, 2018 to December 31, 2023, and assumes reinvestment of any dividends.

The comparisons in the graph below are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

500
400
300
200
100
0
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
Bandwidth Inc.
NASDAQ Composite Index
S&P 500 Technology Index

Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2024 Annual Meeting of Shareholders. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
Recent Sales of Unregistered Securities
From January 1, 2023 through December 31, 2023, we did not sell any securities on an unregistered basis.

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

Overview
A global communications transformation is underway, and we believe Bandwidth is at the center. Our mission is to develop and deliver the power to communicate. We enable innovative organizations—from startup app developers to the world’s largest enterprises—to engage their end-users and deliver exceptional experiences everywhere people live, learn, work and play. Backed by the Bandwidth Communications Cloud, a global owned-and-operated network spanning more than 65 countries reaching over 90 percent of GDP, innovative enterprises use Bandwidth’s APIs to easily embed voice, messaging and emergency services capabilities into software and applications. Bandwidth was the first cloud communications provider to offer a robust selection of APIs built on our own cloud platform. Our award-winning support teams help businesses around the world solve complex communications challenges every day.
Bandwidth’s business benefits from multiple global megatrends, including enterprise migration to the cloud, adoption of CCaaS platforms, the need to be able to work from anywhere, reinvention of customer experience, growth in messaging applications to engage directly with consumers, and application of AI technologies to cloud communications use cases. We believe these megatrends, which have created sizable total addressable markets, are secular, long-lasting and still early in the adoption curve.
With the combination of our software APIs, our global Communications Cloud and our broad range of experience with global regulatory frameworks, we believe Bandwidth is one of the best-positioned providers in our space to deliver business-critical communications for global enterprises. In fact, Bandwidth already powers all the 2023 GartnerⓇ Magic Quadrant Leaders in the key cloud communications categories of UCaaS and CCaaS.
Our long-term vision is to continue strengthening this position as the key enabling platform for communications transformation. We will seek to do this in three ways: (1) cross-sell and up-sell our existing customers as they benefit from our global footprint and powerful APIs to automate and scale cloud communications; (2) focus on direct-to-enterprise growth to serve Global 2000 enterprises that directly leverage Bandwidth services to accelerate their digital transformations, and (3) aim to be the preferred provider for SaaS platforms that use conversational voice and messaging to create digital engagements that enhance the customer experience. These three strategies are the foundation of the durable business we seek to build.
For the years ended December 31, 2023, 2022 and 2021, total revenue was $601 million, $573 million, and $491 million, respectively, representing an increase of 5% in 2023 and 17% in 2022. Net loss in 2023 and 2021 was $16 million and $27 million, respectively. Net income in 2022 was $20 million.

Management’s Discussion and Analysis
Revolving Credit Facility
On August 1, 2023, we entered into a credit agreement (the “Credit Agreement”) among us, as borrower, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent, swingline lender and letters of credit issuer. The Credit Agreement provides for a $50 million revolving credit facility (the “Credit Facility”), including a $15 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $5 million. The Credit Facility has an accordion feature that allows for an increase in the total borrowing size up to $25 million, subject to certain conditions. The Credit Facility matures on the earlier of (a) August 1, 2028 or (b) the date that is 91 days prior to the scheduled maturity date or mandatory conversion date of any of our Convertible Notes. Interest on borrowings under the Credit Facility accrues at an annual rate tied to a base rate or the Secured Overnight Financing Rate (“SOFR”), at our election. Loans based on SOFR bear interest at a rate equal to term SOFR for the applicable interest period plus 10 basis points plus an applicable margin between 2.25% and 2.75%, and loans based on the base rate bear interest at a rate equal to the base rate plus an applicable margin between 1.25% and 1.75%, in each case of the foregoing, depending upon our consolidated EBITDA for the most recent period of four consecutive fiscal quarters for which financial statements have been delivered under the Credit Agreement. We are required to pay a quarterly commitment fee equal to between 0.05% and 0.0625% on the unused portion of the borrowing commitment, depending upon our consolidated EBITDA for the most recent period of four consecutive fiscal quarters for which financial statements have been delivered under the Credit Agreement.

Business Interruption Insurance Recovery
Beginning in September 2021, our communications network was subjected to a DDoS Attack that caused intermittent communications services disruptions affecting certain of our markets and customers. During the period of the DDoS Attack, we maintained certain insurance coverage, including business interruption insurance, intended to cover such circumstances. In June 2023, we resolved our claim with an insurer, pursuant to which we were entitled to receive $4 million in proceeds from business interruption insurance. The proceeds of the insurance payment were received in full in July 2023 and were recorded within gain on business interruption insurance recoveries on our consolidated statements of operations in the year ended December 31, 2023.

Repurchase of 2026 Convertible Notes
During March 2023, we entered into separate, privately negotiated repurchase agreements with a limited number of holders of the 2026 Convertible Notes to repurchase approximately $65 million aggregate principal amount of the 2026 Convertible Notes for an aggregate cash price of approximately $51 million. These repurchases closed on March 6, 2023. We entered into similar agreements to repurchase approximately $160 million aggregate principal amount of the 2026 Convertible Notes for an aggregate cash price of approximately $117 million, which closed in November 2022. Following both of these repurchases, approximately $175 million principal amount of the 2026 Convertible Notes remain outstanding.
The difference between the consideration used to repurchase the 2026 Convertible Notes and the carrying value of the 2026 Convertible Notes resulted in gains of approximately $13 million and $40 million recorded within net gain on extinguishment of debt on our consolidated statements of operations for the years ended December 31, 2023 and 2022, respectively.

Management’s Discussion and Analysis
Key Performance Indicator
We monitor the following key performance indicator (“KPI”) to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. We believe the following KPI is useful in evaluating our business:

	Year ended December 31,
	2023	2022	2021

Net retention rate (1)	101%	112%	117%
_______________________
(1) As a result of the change in revenue segment reporting, our KPI of net retention rate disclosed in previous SEC filings (previously described as “dollar-based net retention rate”), press releases and presentations prior to reporting periods ending March 31, 2022, will not be directly comparable to our KPI reported going forward. To facilitate comparison between the periods presented in the table above, net retention rate has been conformed to the current period methodology.
We previously reported active customer account as a KPI. However, active customer count has diminished in relevance as we focus on larger customers and has been removed as a KPI.
Net Retention Rate
Our ability to drive growth and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with our existing customers that generated revenue and seek to increase their use of our platform. We track our performance in this area by measuring the net retention rate for our customers who generate revenue. To calculate the net retention rate, we first identify the cohort of customers that generated revenue in the same quarter of the prior year. The net retention rate is obtained by dividing the revenue generated from that cohort in a quarter, by the revenue generated from that same cohort in the corresponding quarter in the prior year. The net retention rate reported in a quarter is then obtained by averaging the result from that quarter, by the corresponding results from each of the prior three quarters. Customers of acquired businesses are included in the subsequent year’s calendar quarter of acquisition. Our net retention rate increases when such customers increase usage of a product, extend usage of a product to new applications or adopt a new product. Our net retention rate decreases when such customers cease or reduce usage of a product or when we lower prices on our solutions.
As our customers grow their businesses and increase usage of our platform, they sometimes create multiple customer accounts with us for operational or other reasons. As such, when we identify a significant customer organization (defined as a single customer organization generating more than 1% of revenue in a quarterly reporting period) that has created a new customer, this new customer is tied to, and revenue from this new customer is included with, the original customer for the purposes of calculating this metric. For comparative purposes, the net retention rate presented in the table above has been updated to reflect the change in our reporting segments.

Key Components of Statements of Operations
Revenue
Cloud communications revenue is derived from (i) reoccurring sources such as per minute voice usage and voice calling, per text message usage and other usage services and fees, and (ii) monthly recurring charges arising from phone number services, 911-enabled phone number services, messaging services and other services. Messaging surcharge revenue is derived from fees imposed by certain carriers within the messaging ecosystem, which are subsequently invoiced and passed through to customers.
For the years ended December 31, 2023, 2022 and 2021, we generated 72%, 73%, and 73%, respectively, of our cloud communications revenue from reoccurring sources. The large bulk of our remaining cloud communications revenue is generated from recurring monthly charges.

Management’s Discussion and Analysis
We recognize accounts receivable at the time the customer is invoiced. Additionally, we record a receivable for unbilled revenue if services have been delivered and are billable in subsequent periods. Unbilled revenue made up 56%, 45%, and 52% of outstanding accounts receivable, net of allowance for doubtful accounts, as of December 31, 2023, 2022 and 2021, respectively.
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

Management’s Discussion and Analysis
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
Income Taxes
For the years ended December 31, 2023, 2022 and 2021, our effective tax rate was 15.3%, (13.1)%, and 12.3%, respectively. The increase in our effective tax rate from 2022 to 2023 is primarily due to increased operating losses outside of the U.S., where tax benefits are recognized and are not offset by a valuation allowance.
Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of December 31, 2023, we continue to maintain a valuation allowance against our U.S. federal and state net deferred tax assets.

Management’s Discussion and Analysis
Results of Operations
The following table sets forth the consolidated statements of operations for the periods indicated.

	Year ended December 31,
	2023	2022	2021

	(In thousands)
Revenue	$601,117	$573,152	$490,907
Cost of revenue	364,960	334,799	277,094
Gross profit	236,157	238,353	213,813
Operating expenses
Research and development	104,188	97,990	69,505
Sales and marketing	102,063	96,658	82,333
General and administrative	65,363	68,029	64,212
Total operating expenses	271,614	262,677	216,050
Operating loss	(35,457)	(24,324)	(2,237)
Other income (expense), net:
Net gain on extinguishment of debt	12,767	40,205	—
Gain on business interruption insurance recoveries	4,000	—	—
Interest expense, net	(808)	(3,048)	(28,784)
Other income (expense), net	195	4,473	(174)
Total other income (expense), net	16,154	41,630	(28,958)
(Loss) income before income taxes	(19,303)	17,306	(31,195)
Income tax benefit	2,960	2,264	3,833
Net (loss) income	$(16,343)	$19,570	$(27,362)
The following table sets forth our results of operations as a percentage of our total revenue for the periods presented. *

	Year ended December 31,
	2023	2022	2021
Revenue	100%	100%	100%
Cost of revenue	61%	58%	56%
Gross profit	39%	42%	44%
Operating expenses
Research and development	17%	17%	14%
Sales and marketing	17%	17%	17%
General and administrative	11%	12%	13%
Total operating expenses	45%	46%	44%
Operating loss	(6)%	(4)%	—%
Other income (expense), net:
Net gain on extinguishment of debt	2%	7%	—%
Gain on business interruption insurance recoveries	1%	—%	—%
Interest expense, net	—%	(1)%	(6)%
Other income (expense), net	—%	1%	—%
Total other income (expense), net	3%	7%	(6)%
(Loss) income before income taxes	(3)%	3%	(6)%
Income tax benefit	—%	—%	1%
Net (loss) income	(3)%	3%	(5)%
(*) Columns may not foot due to rounding.

Management’s Discussion and Analysis
Comparison of the Years Ended December 31, 2023 and 2022
Revenue

	Year ended December 31,
	2023	2022	Change

	(Dollars in thousands)
Cloud communications	$478,892	$474,576	$4,316	1%
Messaging surcharges	$122,225	$98,576	$23,649	24%
Revenue	$601,117	$573,152	$27,965	5%
In 2023, our cloud communications revenue increased by $4 million, or 1%, compared with the same period in 2022. This growth was the result of higher sales in commercial messaging, which more than offset the absence of cyclical campaign messaging revenue in the prior year, and higher revenue from phone number and 911-enabled phone number services, which was partially offset by lower revenue from voice offerings.
In 2023, our revenue from messaging surcharges increased by $24 million, or 24%, compared with the same period in 2022. This growth was driven by higher pass-through messaging surcharges imposed by certain carriers related to higher sales of commercial messaging.
Cost of Revenue and Gross Margin

	Year ended December 31,
	2023	2022	Change

	(Dollars in thousands)
Cost of revenue	$364,960	$334,799	$30,161	9%
Gross profit	$236,157	$238,353	$(2,196)	(1)%
Total gross margin	39%	42%
In 2023, total cost of revenue increased by $30 million, compared with the same period in 2022, driven by higher pass-through messaging surcharges of $25 million. The combination of changes in total revenue and total cost of revenue yielded gross profit of $236 million, which decreased $2 million from the same period in 2022, driven by higher network costs.
Our total gross margin percentage of 39% in 2023 declined by 3%, compared with the same period in 2022, driven by higher network costs and higher pass-through messaging surcharges within the total revenue mix.
Operating Expenses

	Year ended December 31,
	2023	2022	Change

	(Dollars in thousands)
Research and development	$104,188	$97,990	$6,198	6%
Sales and marketing	102,063	96,658	5,405	6%
General and administrative	65,363	68,029	(2,666)	(4)%
Total operating expenses	$271,614	$262,677	$8,937	3%
As a percentage of revenue, total operating expenses for the years ended December 31, 2023 and 2022 were 45% and 46%, respectively.

Management’s Discussion and Analysis
In 2023, research and development expenses increased by $6 million, or 6%, compared with the same period in 2022. This increase was primarily due to higher information technology and facilities expenses in support of our expanding research and development capabilities.
In 2023, sales and marketing expenses increased by $5 million, or 6%, compared with the same period in 2022, primarily due to higher labor and certain discretionary expenses along with higher information technology and facilities expenses in support of our expanding capabilities.
In 2023, general and administrative expenses decreased by $3 million, or 4%, compared with the same period in 2022, driven by lower corporate administrative expenses.
Interest Expense, Net
In 2023, interest expense, net of interest income decreased by $2 million, compared with the same period in 2022, due to lower interest expense of $1 million as a result of the 2026 Convertible Notes repurchases of approximately $65 million in March 2023 and $160 million in November 2022, in addition to higher interest income of $1 million from higher interest rates on invested cash.
Income Tax Benefit
In 2023, we recognized an income tax benefit of $3 million, an increase of less than $1 million, compared with the same period in 2022. The resulting effective tax rate for the year ended December 31, 2023 was 15.3% compared with (13.1)% in 2022. For the year ended December 31, 2023, the change to the effective tax rate was primarily due to increased operating losses outside of the U.S., where tax benefits are recognized and are not offset by a valuation allowance.
For the years ended December 31, 2023 and 2022, the effective tax rates of 15.3% and (13.1)%, respectively, differed from the federal statutory rate of 21% in the U.S. primarily due to the valuation allowance recorded against our U.S. federal and state net deferred tax assets.
Most of the permanent tax adjustments within our effective tax rate are offset by a valuation allowance. These adjustments include state taxes, federal research tax credits under Internal Revenue Code Section 41, equity compensation in the U.S. and other non-deductible expenditures in the U.S. Excluding the impact of the valuation allowance, we realized an estimated state effective tax rate of 4.3% for the year ended December 31, 2023. In addition, exclusive of the valuation allowance, we continue to generate income tax benefits in the current period related to income tax credits recognized for qualified research activities in the U.S. The applicable federal tax laws and regulations define qualified research activities as research and development activities conducted in the U.S. that involve a process of experimentation designed to discover new information intended to develop a new or improved business component. Absent the valuation allowance, equity compensation also impacts the effective tax rate to the extent the income tax deduction exceeds or is below the related book expense, as required under ASC 718-740-35-2. Other U.S. non-deductible expenses that are offset by the valuation allowance consist primarily of non-deductible executive compensation under Internal Revenue Code Section 162(m).
Permanent tax adjustments within our effective tax rate that are not offset by the valuation allowance include minimum state taxes, foreign tax benefits and foreign rate differentials. As we continue to scale our international business, any changes to foreign business activity may impact our effective tax rate in the future.
We continue to expect recurring changes to the valuation allowance as deferred tax assets within the U.S. increase or decrease in subsequent periods. We will maintain a valuation allowance against all U.S. federal and state deferred tax assets until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized.

Management’s Discussion and Analysis
Comparison of the Years Ended December 31, 2022 and 2021
Revenue

	Year ended December 31,
	2022	2021	Change

	(Dollars in thousands)
Cloud communications	$474,576	$449,656	$24,920	6%
Messaging surcharges	$98,576	$41,251	$57,325	139%
Revenue	$573,152	$490,907	$82,245	17%
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
Active customer accounts increased 3% to 3,405 as of December 31, 2022, as compared with 3,300 active accounts as of December 31, 2021. Our net retention rate as of December 31, 2022 was 112%.
Cost of Revenue and Gross Margin

	Year ended December 31,
	2022	2021	Change

	(Dollars in thousands)
Cost of revenue	$334,799	$277,094	$57,705	21%
Gross profit	$238,353	$213,813	$24,540	11%
Total gross margin	42%	44%
    In 2022, total cost of revenue increased by $58 million, compared with the same period in 2021, driven by higher pass-through messaging surcharges of $56 million. In 2022, the combination of changes in total revenue and total cost of revenue yielded an increase in total gross profit of $238 million, which increased by $25 million, or 11%, compared with the same period in 2021, driven by profit improvements from the combination of our revenue and cost of revenue derived other than from pass-through messaging surcharges.
Our total gross margin percentage of 42% in 2022 declined two percentage points compared with the same period in 2021, as operating and product mix improvements were more than offset by the inclusion of higher pass-through messaging surcharges within total revenue.

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
Most of the permanent tax adjustments within our effective tax rate are offset by a valuation allowance. These adjustments include state taxes, federal research tax credits under Internal Revenue Code Section 41, equity compensation in the U.S. and other non-deductible expenditures in the U.S. Excluding the impact of the valuation allowance, we realize an estimated state effective tax rate of 4.3% for the year ended December 31, 2022. In addition, exclusive of the valuation allowance, we continue to generate income tax benefits in the current period related to income tax credits recognized for qualified research activities in the U.S. The applicable federal tax law and regulations define qualified research activities as research and development activities conducted in the U.S. that involve a process of experimentation designed to discover new information intended to develop a new or improved business component. Absent the valuation allowance, equity compensation also impacts the effective tax rate to the extent the income tax deduction exceeds or is below the related book expense, as required under ASC

Management’s Discussion and Analysis
718-740-35-2. Other U.S. non-deductible expenses that are offset by the valuation allowance consist primarily of non-deductible executive compensation under Internal Revenue Code 162(m).
Permanent tax adjustments within our effective tax rate that are not offset by the valuation allowance include minimum state taxes, foreign tax benefits and foreign rate differentials. As we continue to scale our international business, any changes to foreign business activity may impact our effective tax rate in the future.
We continue to expect recurring changes to the valuation allowance as deferred tax assets within the U.S. increase or decrease in subsequent periods. We will maintain a valuation allowance against all U.S. federal and state deferred tax assets until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized.
Liquidity and Capital Resources
Our liquidity is provided by our cash flow from operations less expenditures for capital equipment, and supplemented by financing activities from time to time. Our cash flow from operations is driven by monthly payments from customers for communication services consumed during the period. Our primary uses of cash include operating costs, such as fees paid to other network service providers, network operations costs, personnel costs and facility expenses, as well as the purchase of property, plant and equipment to support growth on our communications platform and the purchase of land for our new corporate headquarters. As of December 31, 2023, we had cash and cash equivalents of $132 million and marketable securities of $21 million.
On August 1, 2023, we entered into the Credit Agreement, which provides for a $50 million Credit Facility, including a $15 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $5 million. The Credit Facility has an accordion feature that allows for an increase in the total borrowing size up to $25 million, subject to certain conditions. See Note 8, “Debt,” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and “Overview — Revolving Credit Facility,” included elsewhere in this Annual Report on Form 10-K, for additional information on the Credit Agreement.
On June 6, 2022, we entered into a credit agreement among us, as borrower, the lenders from time to time party thereto, and Silicon Valley Bank (“SVB”), as administrative agent, issuing lender and swingline lender. This credit agreement provided for a $50 million revolving credit facility, including a $20 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $5 million. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. As a result, SVB ceased normal banking operations for a period of time. Given these circumstances, on March 14, 2023 (the “Notice Date”), we gave notice to SVB of our desire and intent to terminate the commitments (the “Termination”) under this credit agreement. As of the Notice Date, there were no outstanding borrowings under this credit agreement. The Termination became effective on March 15, 2023.
Additionally, we have supplemented our liquidity with proceeds from our issuance of the 2026 Convertible Notes in February 2020 and the 2028 Convertible Notes in March 2021. We used a majority of the proceeds from the issuance of our 2026 Convertible Notes to consummate the acquisition of Voxbone. On March 6, 2023 and November 2, 2022, we repurchased $65 million and $160 million, respectively, of our 2026 Convertible Notes, as further described in Note 8, “Debt,” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We may, at any time and from time to time, seek to retire or purchase our 2026 Convertible Notes or 2028 Convertible Notes through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Management’s Discussion and Analysis
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
Our principal future commitments consist of (i) an aggregate of $425 million in Convertible Notes (see Note 8, “Debt,” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of the 2026 Convertible Notes and the 2028 Convertible Notes), (ii) $496 million in future minimum rent payments for our current office space, including a $487 million non-cancelable lease for our new corporate headquarters, which commenced in the third quarter of 2023 and which will continue for an initial twenty (20) year term (the “Headquarters Lease”) (see Note 5, “Leases,” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of our Headquarters Lease), and (iii) $23 million in non-cancelable purchase obligations and future minimum payments under contracts to various service providers (see Note 12, “Commitments and Contingencies,” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on future contractual obligations).
Statement of Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
	2023	2022	2021

	(In thousands)
Net cash provided by operating activities	$39,001	$34,906	$40,803
Net cash provided by (used in) investing activities	30,849	(133,449)	2,833
Net cash (used in) provided by financing activities	(52,775)	(120,005)	207,027
Effect of exchange rate changes on cash, cash equivalents and restricted cash	610	881	189
Net increase (decrease) in cash, cash equivalents, and restricted cash	$17,685	$(217,667)	$250,852
Cash Flows from Operating Activities
In 2023, net cash provided by operating activities was $39 million and was generated by our aggregate results of $55 million during the period, net of (1) non-cash items comprising depreciation and amortization, non-cash reduction to the right-of-use asset, amortization of debt discount and issuance costs, stock-based compensation, deferred taxes and other, and net gain on extinguishment of debt and (2) a $16 million cash outflow from lower operating liabilities and higher operating assets. The net gain on extinguishment of debt was a result of the repurchase of $65 million aggregate principal amount of the 2026 Convertible Notes in March 2023. Within operating liabilities, the net cash used as a result of lower accrued expenses and other liabilities of $11 million during 2023 was driven by less advanced billings from customers utilizing their credit balances for invoice payments. The cash outflow related to the operating right-of-use liability was $10 million. This was partially offset by cash provided by accounts payable of $5 million and was primarily related to the timing and amounts of purchases of both services and tangible goods and their related payment arrangements. Within operating assets, the net cash used as a result of higher accounts receivable of $3 million during 2023 was driven by higher unbilled receivables balances arising from higher usage amounts in the last month of 2023. This was partially offset by cash

Management’s Discussion and Analysis
provided as a result of lower prepaid expenses and other assets of $2 million during 2023 from timing throughout the year.
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
Cash Flows from Investing Activities
In 2023, net cash provided by investing activities was $31 million. Cash provided by investing activities was driven by proceeds from the sales and maturities of marketable securities of $130 million to partially fund the repurchase of $65 million aggregate principal amount of the 2026 Convertible Notes. This was partially offset by cash used for the purchase of marketable securities of $81 million. Cash used for the purchase of property, plant and equipment was $9 million and cash used for capitalized software development costs was $11 million, driven by investments in the communications platform.
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

Management’s Discussion and Analysis
Cash Flows from Financing Activities
In 2023, net cash used in financing activities was $53 million, consisting primarily of $51 million net cash paid to repurchase $65 million aggregate principal amount of the 2026 Convertible Notes.
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
Off-Balance Sheet Arrangements
With the acquisition of Voxbone, we have off-balance sheet agreements for short-term office leases in the amount of $1 million, ending prior to December 31, 2024.

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
We calculate Non-GAAP gross margin by dividing Non-GAAP gross profit by cloud communications revenue.
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

Management’s Discussion and Analysis

	Year ended December 31,
	2023	2022	2021

	(Dollars in thousands)
Gross Profit	$236,157	$238,353	$213,813
Gross Profit Margin %	39%	42%	44%
Depreciation	16,273	13,602	12,606
Amortization of acquired intangible assets	7,810	7,657	8,543
Stock-based compensation	1,136	404	364
Non-GAAP Gross Profit	$261,376	$260,016	$235,326
Non-GAAP Gross Margin % (1)	55%	55%	52%
________________________
(1) Calculated by dividing Non-GAAP gross profit by cloud communications revenue of $479 million, $475 million, and $450 million in the years ended December 31, 2023, 2022 and 2021, respectively.
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
•non-recurring items not indicative of ongoing operations and other; and
•estimated tax impact of above adjustments, net of valuation allowances.
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

Management’s Discussion and Analysis

	Year ended December 31,
	2023	2022	2021

	(In thousands, except share and per share amounts)
Net (loss) income	$(16,343)	$19,570	$(27,362)
Stock-based compensation	36,992	20,655	14,537
Amortization of acquired intangibles	17,274	17,180	19,119
Amortization of debt discount and issuance costs for convertible debt	2,004	2,977	26,672
Gain on sale of business	—	(3,777)	—
Net cost associated with early lease terminations and leases without economic benefit	3,954	—	—
Net gain on extinguishment of debt	(12,767)	(40,205)	—
Gain on business interruption insurance recoveries	(4,000)	—	—
Non-recurring items not indicative of ongoing operations and other (1)	1,171	1,992	832
Estimated tax effects of adjustments (2)	(5,525)	(3,396)	(8,087)
Non-GAAP net income	$22,760	$14,996	$25,711
Interest expense on Convertible Notes (3)	1,287	1,666	—
Numerator used to compute Non-GAAP diluted net income per share	$24,047	$16,662	$25,711

Net (loss) income per share
Basic	$(0.64)	$0.77	$(1.09)
Diluted	$(0.64)	$(0.48)	$(1.09)

Non-GAAP net income per Non-GAAP share
Basic	$0.89	$0.59	$1.02
Diluted	$0.83	$0.54	$0.97

Weighted average number of shares outstanding
Basic	25,612,724	25,282,796	25,090,916
Diluted	25,612,724	30,907,869	25,090,916

Non-GAAP basic shares	25,612,724	25,282,796	25,090,916
Convertible debt conversion	3,442,229	5,625,073	987,149
Stock options issued and outstanding	39,152	100,088	180,318
Nonvested RSUs outstanding	—	—	197,538
Non-GAAP diluted shares	29,094,105	31,007,957	26,455,921
________________________
(1) Non-recurring items not indicative of ongoing operations and other include (i) $0.8 million, $0.5 million, and $0.8 million of losses on disposals of property, plant and equipment during the years ended December 31, 2023, 2022 and 2021, respectively, (ii) $0.4 million of expense resulting from the early termination of our undrawn SVB credit facility during the year ended December 31, 2023 and (iii) $0.9 million of foreign currency losses on the settlement of intercompany borrowings, which were repatriated in conjunction with the repurchase of a portion of the 2026 Convertible Notes and $0.6 million of nonrecurring litigation expense for the year ended December 31, 2022.

Management’s Discussion and Analysis
(2) The estimated tax-effect of adjustments is determined by recalculating the tax provision on a Non-GAAP basis. The Non-GAAP effective income tax rate was 10.1%, 7.0%, and 14.2% for the years ended December 31, 2023, 2022 and 2021, respectively. For the years ended December 31, 2023 and 2022, the Non-GAAP effective income tax rate differed from the federal statutory tax rate of 21% in the U.S. primarily due to the research and development tax credits generated in 2023 and 2022. For the year ended December 31, 2021, the effective income tax rate differed from the federal statutory tax rate of 21% in the U.S. primarily due to the valuation allowance recognized against federal and state deferred tax assets in the U.S. We analyze the Non-GAAP valuation allowance position on a quarterly basis. In the fourth quarter of 2022, we removed the valuation allowance against all U.S. deferred tax assets for Non-GAAP purposes as a result of cumulative Non-GAAP U.S. income over the past three years and a significant depletion of net operating loss and tax credit carryforwards on a Non-GAAP basis. As of December 31, 2023, we have no valuation allowance against our remaining deferred tax assets for Non-GAAP purposes.
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
•gain on business interruption insurance recoveries; and
•non-recurring items not indicative of ongoing operations and other.

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

	Year ended December 31,
	2023	2022	2021

	(In thousands)
Net (loss) income	$(16,343)	$19,570	$(27,362)
Income tax benefit	(2,960)	(2,264)	(3,833)
Interest expense, net	808	3,048	28,784
Depreciation	24,443	18,419	17,523
Amortization	17,274	17,180	19,119
Stock-based compensation	36,992	20,655	14,537
Gain on sale of business	—	(3,777)	—
Net cost associated with early lease terminations and leases without economic benefit	3,954	—	—
Net gain on extinguishment of debt	(12,767)	(40,205)	—
Gain on business interruption insurance recoveries	(4,000)	—	—
Non-recurring items not indicative of ongoing operations and other (1)	769	1,992	832
Adjusted EBITDA	$48,170	$34,618	$49,600
________________________
(1) Non-recurring items not indicative of ongoing operations and other include $0.8 million, $0.5 million, and $0.8 million of losses on disposals of property, plant and equipment during the years ended December 31, 2023, 2022 and 2021, respectively, $0.9 million of foreign currency losses on the settlement of intercompany borrowings, which were repatriated in conjunction with the repurchase of a portion of the 2026 Convertible Notes and $0.6 million of nonrecurring litigation expense for the year ended December 31, 2022.

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

	Year ended December 31,
	2023	2022	2021

	(In thousands)
Net cash provided by operating activities	$39,001	$34,906	$40,803
Net cash used in investing in capital assets (1) (2)	(19,899)	(45,416)	(37,167)
Free cash flow	$19,102	$(10,510)	$3,636
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

Management’s Discussion and Analysis
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
Business Combinations
We use the acquisition method of accounting for business combinations which requires the tangible and intangible assets acquired and liabilities assumed to be recorded at their respective fair market value as of the acquisition date. Goodwill represents the excess of the consideration transferred over the fair value of the net assets acquired. The fair values of the assets acquired and liabilities assumed are determined based upon management’s valuation and involves making significant estimates and assumptions based on facts and circumstances that existed as of the acquisition date. We use a measurement period following the acquisition date to gather information that existed as of the acquisition date that is needed to determine the fair value of the assets acquired and liabilities assumed. The measurement period ends once all information is obtained, but no later than one year from the acquisition date.
Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of the aggregate fair value of consideration transferred in a business combination, over the fair value of assets acquired, net of liabilities assumed. Goodwill is not amortized, but is subject to an annual impairment test. We test goodwill for impairment annually on December 31 of each calendar year or more frequently if events or changes in business circumstances indicate the asset might be impaired. Goodwill is tested for impairment at the reporting unit level. Under ASC 350, we have the option to first assess qualitatively whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. In performing qualitative assessments, consistent with ASC 350-20-35-3C, we consider, among other factors, macroeconomic conditions (both in the United States and internationally), our overall financial performance (including, but not limited to, comparisons to prior periods, current period internal expectations, and comparable peer companies), broader industry and market considerations, and the trading price performance of our Class A common stock.
As of December 31, 2023, we completed a quantitative assessment under ASC 350 and determined that there was not an impairment of goodwill.
The estimated fair value of our one reporting unit was based on the income approach and the market approach. Significant assumptions used within the discounted cash flow method under the income approach included estimated revenue projections and a risk adjusted discount rate. Significant assumptions used with the market approach included estimated revenue projections and an appropriate risk adjusted earnings multiple.
We completed our annual goodwill impairment analysis in each of the years ended December 31, 2023, 2022 and 2021 and no impairment charges were recorded. As of December 31, 2023, goodwill was $336 million.
Long-Lived Assets
Long-lived assets, including intangible assets with definite lives, are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise.

Management’s Discussion and Analysis
We evaluate the recoverability of our long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of long-lived assets are measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. As of December 31, 2023, intangible assets, net of accumulated amortization, were $167 million, which consists primarily of customer relationships and developed technology. No indicators of impairment were identified for the years ended December 31, 2023, 2022 and 2021.
Internal-Use Software Development Costs
Internal-use software includes software that has been acquired, internally developed, or modified exclusively to meet our needs. We capitalize qualifying internal-use software development costs that are incurred during the application development stage. Capitalization of costs begins when two criteria are met: (i) the preliminary project stage is completed and (ii) it is probable that the software will be completed and used for its intended function. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all significant testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality and expense costs incurred for maintenance and minor upgrades and enhancements. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred. As of December 31, 2023, software development costs, net of accumulated amortization, were $15 million.
Capitalized costs of platform and other software applications are included in property, plant and equipment, net. These assets are placed into service when ready for use and amortized over the estimated useful life of the software on a straight-line basis over four years, which is recorded in cost of revenue in the consolidated statements of operations. We evaluate the useful life of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
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

Management’s Discussion and Analysis
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
We conduct operations in many tax jurisdictions throughout the United States and globally. In many of these jurisdictions, non-income-based taxes and fees, such as sales and use taxes, Value Added Taxes (“VAT”), telecommunications taxes, and regulatory fees including those associated with (or potentially associated with) VoIP telephony services or 911 services, are assessed or may be assessed on our operations. We are subject to indirect taxes, and may be subject to certain other taxes and surcharges in some of these jurisdictions. We generally bill and collect from our customers these taxes and surcharges. We record a liability for tax collected from customers but not yet paid to the appropriate jurisdiction. In addition, we record a provision for non-income based taxes and fees in jurisdictions where it is both probable that liability has been incurred and the amount of the exposure can be reasonably estimated. As a result, we have recorded a liability of $8 million as of December 31, 2023, which is included in accrued expenses and other current liabilities. These estimates are based on several key assumptions, including the taxability of our services, the jurisdictions in which we believe we have nexus and the sourcing of revenue to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, our actual exposure could differ materially from our current estimates.

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
Interest Rate Risk
Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents of $132 million and marketable securities of $21 million as of December 31, 2023, which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of interest bearing checking and direct deposit accounts, and money market accounts. Marketable securities consist of corporate debt securities, U.S. treasury securities, and commercial paper not otherwise classified as cash equivalents.
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
On August 1, 2023, we entered into the Credit Agreement, which provides for a $50 million Credit Facility. Interest on borrowings under the Credit Facility accrues at an annual rate tied to a base rate or the SOFR, at our election. Loans based on SOFR bear interest at a rate equal to term SOFR for the applicable interest period plus 10 basis points plus an applicable margin between 2.25% and 2.75%, and loans based on the base rate bear interest at a rate equal to the base rate plus an applicable margin between 1.25% and 1.75%, in each case of the foregoing, depending upon our consolidated EBITDA for the most recent period of four consecutive fiscal quarters for which financial statements have been delivered under the Credit Agreement. As a result, we are exposed to interest rate risk as we make draws on the Credit Facility. As of December 31, 2023, there were no outstanding borrowings.
As of December 31, 2023, we had a gross carrying amount of $175 million and $250 million outstanding from our 2026 Convertible Notes and 2028 Convertible Notes, respectively. As the Convertible Notes have a fixed annual interest rate, we have no financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change. Additionally, the fair value can be affected when the market price of our common stock fluctuates. We carry the Convertible Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.

Foreign Currency Risk
The functional currencies of our foreign subsidiaries are the respective local currencies of the jurisdictions in which they operate, which are primarily the Euro and the British Pound. Approximately 14%, 16% and 12% of our total revenue was generated outside North America for the years ended December 31, 2023, 2022 and 2021, respectively. The majority of our revenues and operating expenses are denominated in U.S. dollars, and therefore are not currently subject to significant foreign currency risk. Our subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the year. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive loss within stockholders’ equity. Gains or losses due to transactions in foreign currencies are included in other income (expense), net in our consolidated statements of operations. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currencies result in increased revenue and operating expenses for our rest of world operations. Similarly, our revenue and operating expenses for our rest of world operations decrease if the U.S. dollar strengthens against foreign currencies. A hypothetical 10% adverse change in foreign currency exchange rates would have adversely impacted our net loss for the year ended December 31, 2023 by approximately $3 million.

Item 8. Financial Statements and Supplementary Data

BANDWIDTH INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Bandwidth Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bandwidth Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2024 expressed an unqualified opinion thereon.
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

Revenue Recognition

Description of the Matter
As discussed in Note 2, the Company recognizes revenue from the sale of cloud communications services offered through software solutions, which are predominantly derived from (i) reoccurring sources such as per minute voice usage and voice calling, per text message usage and other usage services and fees and (ii) monthly recurring charges arising from phone number services, 911-enabled phone number services, messaging services and other services. Revenue for reoccurring fees earned from customers accessing and using the Company’s communications platform is recognized in the period the traffic traverses the Company’s network. Revenue from recurring fees is recognized on a ratable basis as the service is provided, which is typically one month.
The processing and recording of revenue from reoccurring sources and recurring charges is highly automated and involves capturing and pricing significant volumes of data across multiple systems. Given the complex automated systems utilized to capture, process, and ultimately record revenue, performing procedures to audit revenue required a high degree of auditor judgment and extensive audit effort.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls that address the risks of material misstatement relating to the measurement and occurrence of revenue. This included involvement of audit professionals with significant experience in the use of information technology (IT) to support business operations and related controls. With the involvement of our IT professionals, we tested the IT application and general controls including user access and change management controls over the significant systems used to capture and process voice usage, phone number services, 911 services access, messaging services and other services. In addition, our audit procedures included testing of other manual reconciliation and analytical review controls designed to determine the accuracy and completeness of data processed and transferred across multiple platforms in connection with the recognition of revenue. To test the Company’s revenue, our audit procedures included, among other procedures, performing data analytics by extracting data from the Company’s systems to evaluate the completeness and accuracy of recorded revenues, testing a sample of revenue transactions, which included evaluating the transaction price based on inspection of customer contracts and approved rate tables, as well as testing the mathematical accuracy of the recorded revenue based on the usage and services access during the period.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2012.
Raleigh, North Carolina
February 28, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Bandwidth Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Bandwidth Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Bandwidth Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 28, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Raleigh, North Carolina
February 28, 2024

BANDWIDTH INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$131,987	$113,641
Marketable securities	21,488	71,231
Accounts receivable, net of allowance for doubtful accounts	78,155	74,465
Deferred costs	4,155	3,566
Prepaid expenses and other current assets	16,990	16,705
Total current assets	252,775	279,608
Property, plant and equipment, net	177,864	99,753
Operating right-of-use asset, net	157,507	9,993
Intangible assets, net	166,914	177,370
Deferred costs, non-current	4,586	4,938
Other long-term assets	5,530	31,251
Goodwill	335,872	326,405
Total assets	$1,101,048	$929,318
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$34,208	$26,750
Accrued expenses and other current liabilities	69,014	62,577
Current portion of deferred revenue	8,059	7,181
Advanced billings	6,027	10,049
Operating lease liability, current	5,463	7,450
Total current liabilities	122,771	114,007
Other liabilities	386	11,176
Operating lease liability, net of current portion	220,548	4,640
Deferred revenue, net of current portion	8,406	8,306
Deferred tax liability	33,021	38,466
Convertible senior notes	418,526	480,546
Total liabilities	803,658	657,141
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Class A voting common stock: $0.001 par value; 100,000,000 shares authorized; 24,206,140 and 23,379,000 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	24	23
Class B voting common stock: $0.001 par value; 20,000,000 shares authorized; 1,958,028 and 1,965,170 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	391,048	364,913
Accumulated deficit	(64,890)	(48,547)
Accumulated other comprehensive loss	(28,794)	(44,214)
Total stockholders’ equity	297,390	272,177
Total liabilities and stockholders’ equity	$1,101,048	$929,318
See accompanying notes.

BANDWIDTH INC.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year ended December 31,
	2023	2022	2021

Revenue	$601,117	$573,152	$490,907
Cost of revenue	364,960	334,799	277,094

Gross profit	236,157	238,353	213,813
Operating expenses
Research and development	104,188	97,990	69,505
Sales and marketing	102,063	96,658	82,333
General and administrative	65,363	68,029	64,212
Total operating expenses	271,614	262,677	216,050

Operating loss	(35,457)	(24,324)	(2,237)
Other income (expense), net:
Net gain on extinguishment of debt	12,767	40,205	—
Gain on business interruption insurance recoveries	4,000	—	—
Interest expense, net	(808)	(3,048)	(28,784)
Other income (expense), net	195	4,473	(174)
Total other income (expense), net	16,154	41,630	(28,958)

(Loss) income before income taxes	(19,303)	17,306	(31,195)
Income tax benefit	2,960	2,264	3,833
Net (loss) income	$(16,343)	$19,570	$(27,362)

Earnings per share:
Net (loss) income per share:
Basic	$(0.64)	$0.77	$(1.09)
Diluted	$(0.64)	$(0.48)	$(1.09)

Numerator used to compute net (loss) income per share:
Basic	$(16,343)	$19,570	$(27,362)
Diluted	$(16,343)	$(14,897)	$(27,362)

Weighted average number of common shares outstanding:
Basic	25,612,724	25,282,796	25,090,916
Diluted	25,612,724	30,907,869	25,090,916
See accompanying notes.

BANDWIDTH INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year ended December 31,
	2023	2022	2021
Net (loss) income	$(16,343)	$19,570	$(27,362)
Other comprehensive income (loss)
Unrealized (loss) gain on marketable securities, net	(248)	314	—
Foreign currency translation, net	15,698	(31,855)	(41,150)
Unrealized (loss) gain on employee benefit plan, net	(30)	367	169
Total other comprehensive income (loss)	15,420	(31,174)	(40,981)
Total comprehensive loss	$(923)	$(11,604)	$(68,343)
See accompanying notes.

BANDWIDTH INC.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)

	Class A voting common stock		Class B voting common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2020	22,413,004	$22	2,496,125	$2	$451,463	$27,941	$(49,505)	$429,923
Issuance of debt conversion option	—	—	—	—	66,908	—	—	66,908
Debt conversion option issuance costs, net of tax	—	—	—	—	(2,019)	—	—	(2,019)
Capped call option purchase price	—	—	—	—	(25,500)	—	—	(25,500)
Exercises of vested stock options	73,985	—	—	—	923	—	—	923
Vesting of restricted stock units	186,502	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(26,458)	—	—	—	(3,835)	—	—	(3,835)
Conversion of Class B voting common stock to Class A voting common stock	530,955	1	(530,955)	—	—	—	—	1
Foreign currency translation	—	—	—	—	—	(41,150)	—	(41,150)
Unrealized gain on employee benefit pension plan	—	—	—	—	—	169	—	169
Stock-based compensation	—	—	—	—	14,537	—	—	14,537
Net loss	—	—	—	—	—	—	(27,362)	(27,362)
Balance at December 31, 2021	23,177,988	23	1,965,170	2	502,477	(13,040)	(76,867)	412,595
Exercises of vested stock options	20,468	—	—	—	163	—	—	163
Vesting of restricted stock units	231,234	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(50,690)	—	—	—	(2,134)	—	—	(2,134)
Adjustment to opening retained earnings due to adoption of ASU 2020-06	—	—	—	—	(156,248)	—	8,750	(147,498)
Unrealized gain on marketable securities	—	—	—	—	—	314	—	314
Foreign currency translation	—	—	—	—	—	(31,855)	—	(31,855)
Unrealized gain on employee benefit pension plan	—	—	—	—	—	367	—	367
Stock-based compensation	—	—	—	—	20,655	—	—	20,655
Net income	—	—	—	—	—	—	19,570	19,570
Balance at December 31, 2022	23,379,000	23	1,965,170	2	364,913	(44,214)	(48,547)	272,177
Exercises of vested stock options	61,349	—	—	—	414	—	—	414
Vesting of restricted stock units	804,962	1	—	—	—	—	—	1
Equity awards withheld for tax liability	(46,313)	—	—	—	(941)	—	—	(941)
Conversion of Class B voting common stock to Class A voting common stock	7,142	—	(7,142)	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	(248)	—	(248)
Foreign currency translation	—	—	—	—	—	15,698	—	15,698
Unrealized loss on employee benefit pension plan	—	—	—	—	—	(30)	—	(30)
Stock-based compensation	—	—	—	—	26,662	—	—	26,662

BANDWIDTH INC.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)

	Class A voting common stock		Class B voting common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount

Net loss	—	—	—	—	—	—	(16,343)	(16,343)
Balance at December 31, 2023	24,206,140	$24	1,958,028	$2	$391,048	$(28,794)	$(64,890)	$297,390
See accompanying notes.

BANDWIDTH INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net (loss) income	$(16,343)	$19,570	$(27,362)
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	41,717	35,599	36,642
Non-cash reduction to the right-of-use asset	9,323	6,977	5,722
Amortization of debt discount and issuance costs	2,520	3,082	26,754
Stock-based compensation	36,992	20,655	14,537
Deferred taxes and other	(5,942)	(5,557)	(7,486)
Net gain on extinguishment of debt	(12,767)	(40,205)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,454)	(13,341)	(6,711)
Prepaid expenses and other assets	2,141	(5,795)	(6,751)
Accounts payable	5,385	17,210	1,992
Accrued expenses and other liabilities	(10,592)	4,291	9,693
Operating right-of-use liability	(9,979)	(7,580)	(6,227)
Net cash provided by operating activities	39,001	34,906	40,803
Cash flows from investing activities
Purchase of property, plant and equipment	(9,257)	(41,661)	(17,686)
Deposits for construction in progress	—	(18,674)	(3,000)
Capitalized software development costs	(10,642)	(3,755)	(3,926)
Purchase of land	—	—	(30,017)
Proceeds from sale of land	—	—	17,462
Purchase of marketable securities	(80,625)	(179,598)	—
Proceeds from sales and maturities of marketable securities	130,120	108,681	—
Proceeds from sales and maturities of other investments	—	—	40,000
Proceeds from sale of business	1,253	1,558	—
Net cash provided by (used in) investing activities	30,849	(133,449)	2,833
Cash flows from financing activities
Payments on finance leases	(157)	(190)	(212)
Proceeds from issuance of convertible senior notes	—	—	250,000
Net cash paid for debt extinguishment	(51,259)	(117,286)	—
Purchase of Capped Call	—	—	(25,500)
Payment of Acquisition holdback	—	—	(6,689)
Payment of debt issuance costs	(710)	(553)	(7,544)
Proceeds from exercises of stock options	413	163	926
Value of equity awards withheld for tax liabilities	(1,062)	(2,139)	(3,954)
Net cash (used in) provided by financing activities	(52,775)	(120,005)	207,027
Effect of exchange rate changes on cash, cash equivalents and restricted cash	610	881	189
Net increase (decrease) in cash, cash equivalents, and restricted cash	17,685	(217,667)	250,852
Cash, cash equivalents, and restricted cash, beginning of period	114,622	332,289	81,437
Cash, cash equivalents, and restricted cash, end of period	$132,307	$114,622	$332,289

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$131,987	$113,641	$331,453
Restricted cash included in prepaid expenses and other current assets	320	981	836
Total cash, cash equivalents, and restricted cash, end of period	$132,307	$114,622	$332,289

BANDWIDTH INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2023	2022	2021
Supplemental disclosure of cash flow information
Cash (received from) paid for interest	$(1,500)	$18	$1,476
Cash paid for taxes	$7,203	$3,932	$1,999
Right-of-use assets obtained in exchange for new operating lease liabilities	$156,025	$3,421	$526

Supplemental disclosure of noncash investing and financing activities
Purchase of property, plant and equipment, accrued but not paid	$6,871	$1,741	$3,760
Purchase of property and equipment through lease incentive	$57,329	$5,791	$4,677
Purchase of property and equipment through use of escrow deposits	$20,674	$—	$—
See accompanying notes.

BANDWIDTH INC.
Notes to Consolidated Financial Statements

1. Organization and Description of Business
Bandwidth Inc. (together with its subsidiaries, “Bandwidth” or the “Company”) was founded in July 2000 and incorporated in Delaware on March 29, 2001. The Company’s headquarters are located in Raleigh, North Carolina. The Company is a global cloud-based, software-powered communications platform-as-a-service (“CPaaS”) provider that enables enterprises to create, scale and operate voice or messaging communications services across any mobile application or connected device.

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
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the amounts reported in these financial statements and accompanying notes. These estimates in the consolidated financial statements include, but are not limited to, allowance for doubtful accounts, reserve for expected credit losses, reserve for sales credits, recoverability of long lived and intangible assets, fair value of acquired intangible assets and goodwill, discount rates used in the valuation of right-of-use assets and lease liabilities, the fair value of the liability components of the Company’s Convertible Notes (as defined herein), estimated period of benefit, valuation allowances on deferred tax assets, certain accrued expenses and contingencies, economic and demographic actuarial assumptions related to pension and other postretirement benefit costs and liabilities. Although the Company believes that the estimates it uses are reasonable, due to the inherent uncertainty involved in making these estimates, actual results reported in future periods could differ from those estimates.
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

Notes to Consolidated Financial Statements (continued)
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
Nature of Products and Services
Revenue consists primarily of two categories: (1) cloud communications and (2) messaging surcharges, which are described and quantified below.

	Year ended December 31,
	2023	2022	2021

	(In thousands)
Cloud communications	$478,892	$474,576	$449,656
Messaging surcharges	122,225	98,576	41,251
Total revenue	$601,117	$573,152	$490,907
Cloud Communications
Cloud communications revenue consists of the sale of communications services offered through Application Programming Interface (“API”) software solutions to customers and is derived from (i) reoccurring sources such as per minute voice usage and voice calling, per text message usage and other usage services and fees, and (ii) monthly recurring charges arising from phone number services, 911-enabled phone number services, messaging services and other services.
The majority of the Company’s cloud communications revenue is generated from reoccurring fees earned from customers accessing and using the Company’s communications platform. Access to the Company’s communications platform is considered a series of distinct services with continuous transfer of control to the customer, comprising one performance obligation. Reoccurring fees are recognized in revenue in the period the

Notes to Consolidated Financial Statements (continued)
traffic traverses the Company’s network. For the years ended December 31, 2023, 2022 and 2021, the revenue from reoccurring cloud communications fees represented $346.9 million, $354.0 million, and $355.3 million of total revenue, respectively.
Revenue from recurring fees is recognized on a ratable basis as the service is provided, which is typically one month. For the years ended December 31, 2023, 2022 and 2021, the revenue from recurring cloud communications fees represented $132.0 million, $120.6 million and $94.4 million of total revenue, respectively.
Messaging surcharges
Messaging surcharge revenue consists of pass-through messaging surcharges imposed by the major mobile carriers in North America and is recognized in revenue during the period in which the messaging traffic traverses the Company’s network.
Contract Assets and Liabilities
The following table provides information about receivables and contract liabilities from contracts with customers:

	As of December 31,
	2023	2022

	(In thousands)
Receivables (1)	$78,155	$74,465
Contract liabilities (2)	16,465	15,487
________________________
(1) Included in accounts receivable, net of allowance for doubtful accounts on the consolidated balance sheets.
(2) Included in current portion of deferred revenue and deferred revenue, net of current portion on the consolidated balance sheets.
Deferred revenue is recorded when cash payments are received in advance of future usage on contracts. Revenue is typically recognized in the following month when service is rendered or, in the case of nonrefundable upfront fees, over the estimated period of benefit from the date the fee is incurred by the customer. Customer refundable payments are recorded as advanced billings. During the year ended December 31, 2023, the Company recognized revenue of $5.8 million related to contract liabilities recorded at the beginning of the year. The Company expects to recognize $8.1 million in revenue over the next 12 months related to its contract liabilities as of December 31, 2023.
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

Notes to Consolidated Financial Statements (continued)
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

Marketable Securities
The Company’s marketable securities consist of time deposits, U.S. treasury debt securities, commercial paper, and corporate debt securities. The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. The Company may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies investments with maturities greater than 90 days as marketable securities in the accompanying consolidated balance sheets. Available-for-sale securities are recorded at fair value at the end of each reporting period. Unrealized gains and losses are excluded from earnings and recorded as a separate component within accumulated other comprehensive loss on the consolidated balance sheets until realized. Interest income is reported within other income (expense), net on the consolidated statements of operations. The Company evaluates its investments to assess whether the amortized cost basis is in excess of estimated fair value and determines what amount of that difference, if any, is caused by expected credit losses. Allowance for credit losses are recognized as a charge in other income (expense), net on the consolidated statements of operations, and any remaining unrealized losses are included in accumulated other comprehensive loss on the consolidated balance sheets. Due to the nature and investment grade of the Company’s marketable securities, there were no credit losses recorded for the year ended December 31, 2023. There have been no impairment charges for any unrealized losses during the period. The Company determines realized gains and losses on the sale of marketable securities using the specific identification

Notes to Consolidated Financial Statements (continued)
method and records such gains and losses in other income (expense), net on the consolidated statements of operations.
Accounts Receivable and Current Expected Credit Losses
Accounts receivable are stated at realizable value, net of allowances, which includes an allowance for doubtful accounts and a reserve for expected credit losses. The allowance for doubtful accounts is based on management’s assessment of the collectability of its customer accounts. The Company regularly reviews the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, current economic trends, and reasonable and supportable forecasts about the future. Relevant risk characteristics include customer size and historical loss patterns. Management has evaluated the expected credit losses related to trade accounts receivable and determined that allowances of approximately $1.1 million and $1.2 million for uncollectible accounts and customer balances that are disputed were required as of December 31, 2023 and 2022, respectively. Refer to Note 4, “Financial Statement Components” to these consolidated financial statements, for a rollforward of the components of the allowances as of December 31, 2023 and 2022.
The Company includes unbilled receivables in its accounts receivable balance. Generally, these receivables represent earned revenue from services provided to customers, which will be billed in the next billing cycle. All amounts are considered collectible and billable. As of December 31, 2023 and 2022, unbilled receivables were $43.6 million and $33.9 million, respectively.
Concentration of Credit Risk
Financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities and trade accounts receivable. The Company maintains its cash, cash equivalents and marketable securities with high credit-quality financial institutions. Certain balances held by such financial institutions exceed federally-insured limits.
With regard to customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As of December 31, 2023 and 2022, no individual customer represented more than 10% of the Company’s accounts receivable, net of allowance for doubtful accounts.
For the years ended December 31, 2023, 2022 and 2021, no individual customer represented more than 10% of the Company’s revenue.
Property, Plant and Equipment, net
Property, plant and equipment, net is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of those assets. Refer to Note 6, “Property, Plant and Equipment” to these consolidated financial statements, for the useful lives of the Company’s property, plant and equipment as of December 31, 2023 and 2022.
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
Capitalized costs of platform and other software applications are included in property, plant and equipment, net. These assets are placed into service when ready for use and amortized over the estimated useful life of the software on a straight-line basis over four years. Management evaluates the useful life of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
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
Amortization of Intangibles
Intangible assets with determinable economic lives are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful life of each asset on a straight-line basis. The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors the Company considers when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company’s long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset and other economic factors, including competition and specific market conditions. Intangible assets without determinable economic lives are carried at historical cost and reviewed for impairment at least annually. Refer to Note 7, “Goodwill and Intangible Assets” to these consolidated financial statements, for the useful lives of the Company’s intangible assets as of December 31, 2023 and 2022.
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
As of December 31, 2023, the Company completed a quantitative assessment under ASC 350 and determined that there was not an impairment of goodwill.

Notes to Consolidated Financial Statements (continued)
The estimated fair value of the Company’s one reporting unit was based on the income approach and the market approach. Significant assumptions used within the discounted cash flow method under the income approach included estimated revenue projections and a risk adjusted discount rate. Significant assumptions used with the market approach included estimated revenue projections and an appropriate risk adjusted earnings multiple.
No goodwill impairment charges were recorded for the years ended December 31, 2023, 2022 and 2021.
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
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs totaled $1.2 million, $1.5 million and $1.8 million for the years ended December 31, 2023, 2022 and 2021, respectively, which are included in sales and marketing expenses in the accompanying consolidated statements of operations.
Commissions
Commissions consist of variable compensation earned by sales personnel and third-party resellers. Sales commissions associated with the acquisition of a new customer contract are paid over time, based on monthly revenues, and are recognized as sales and marketing expense in the period incurred.
Stock-Based Compensation
The Company accounts for stock-based compensation expense related to all stock-based awards based on the fair value of the award on the grant date. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, which is generally three or four years for stock options and restricted stock units granted to employees, and one year for restricted stock units granted to non-employee members of the Board of Directors. The fair value of the restricted stock units is determined using the fair value of the Company’s Class A common stock on the date of grant. The Company uses the Black-Scholes option pricing model, net of estimated forfeitures, to measure the fair value of its stock options.
The Company has elected to estimate expected forfeitures, and, as such, the Company must also determine a forfeiture rate to calculate the stock-based compensation expense for awards. Through December 31, 2023, the Company recognized compensation expense for only the portion of restricted stock units expected to vest using an estimated forfeiture rate that was derived from historical employee termination behavior. As of December 31, 2023, all outstanding stock options are fully vested.

Notes to Consolidated Financial Statements (continued)
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
Operating Segments
Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to make operating decisions, allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer, who evaluates the Company’s financial information on a consolidated basis. Accordingly, the Company has determined that it operates in one operating segment.
Earnings per Share
Basic earnings per share attributable to common stockholders is calculated by dividing the net (loss) income attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.
Diluted net income per share is calculated by giving effect to all potentially dilutive common stock when determining the weighted-average number of common shares outstanding. For purposes of the diluted net (loss) income per share calculation, options to purchase common stock, restricted stock units and redeemable convertible preferred stock are considered to be potential common stock.
Foreign currency translation
The Company has foreign operations with non-USD functional currencies. The Euro and British Pound are the primary functional currencies for the Company’s international operations.
All of the assets and liabilities of these subsidiaries are translated to U.S. dollars at the exchange rate in effect at the balance sheet date, and equity accounts are translated at historical exchange rates. Revenue and expenses are translated at average exchange rates in effect during each reporting period. The net effect of currency translation adjustments is included in shareholder’s equity as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheets.
Foreign currency transaction gains and losses are realized upon cash settlement of transactions denominated in currencies others than the functional currency. They result from exchange rate changes during the period of time between the consummation and cash settlement of such transactions. When realized, foreign currency transaction

Notes to Consolidated Financial Statements (continued)
gains and losses are recognized in current period earnings as incurred, and included in other income (expense), net in the Company’s consolidated statements of operations.
Foreign exchange gains and losses, which result from the process of remeasuring foreign currency assets and liabilities into the appropriate functional currency at exchange rates in place as of the reporting date, are included in other income (expense), net in the Company’s consolidated statements of operations.
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
Business Interruption Insurance Recovery
Beginning in September 2021, the Company’s communications network was subjected to a distributed denial of service attack (the “DDoS Attack”) that caused intermittent communications services disruptions affecting certain of its markets and customers. During the period of the DDoS Attack, the Company maintained certain insurance coverage, including business interruption insurance, intended to cover such circumstances. In June 2023, the Company resolved its claim with an insurer, pursuant to which the Company was entitled to receive $4.0 million in proceeds from business interruption insurance. The proceeds of the insurance payment were received in full in July 2023 and were recorded within gain on business interruption insurance recoveries on the Company’s consolidated statements of operations in the year ended December 31, 2023.

Notes to Consolidated Financial Statements (continued)
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the effect of adopting this new accounting guidance on its financial statements, but does not intend to early adopt.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income [or loss] by the applicable statutory income tax rate). The amendments also require entities on an annual basis to disclose disaggregated amounts of income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is evaluating the effect of adopting this new accounting guidance on its financial statements, but does not intend to early adopt.

3. Fair Value Measurements
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value as of December 31, 2023 and 2022 because of the relatively short duration of these instruments. Marketable securities consist of time deposits, corporate debt securities, U.S. treasury securities, and commercial paper not otherwise classified as cash equivalents. All marketable securities are considered to be available-for-sale and are recorded at their estimated fair values. Unrealized gains and losses for available-for-sale securities are recorded in accumulated other comprehensive loss.

Notes to Consolidated Financial Statements (continued)
The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following tables summarize the Company’s financial assets measured at fair value as of December 31, 2023 and 2022:

	Amortized cost or carrying value	Unrealized gains	Unrealized losses	Fair value measurements on a recurring basis December 31, 2023
				Level 1	Level 2	Level 3	Total

	(In thousands)
Financial assets:
Cash and cash equivalents:
Money market account	$120,724	$—	$—	$120,724	$—	$—	$120,724
Total included in cash and cash equivalents	120,724	—	—	120,724	—	—	120,724
Marketable securities:
Time deposits	20,000	—	—	20,000	—	—	20,000
Commercial paper	1,422	66	—	1,488	—	—	1,488
Total marketable securities	21,422	66	—	21,488	—	—	21,488
Total financial assets	$142,146	$66	$—	$142,212	$—	$—	$142,212

	Amortized cost or carrying value	Unrealized gains	Unrealized losses	Fair value measurements on a recurring basis December 31, 2022
				Level 1	Level 2	Level 3	Total

	(In thousands)
Financial assets:
Cash and cash equivalents:
Money market account	$36,728	$—	$—	$36,728	$—	$—	$36,728
Commercial paper	28,254	—	—	28,254	—	—	28,254
Total included in cash and cash equivalents	64,982	—	—	64,982	—	—	64,982
Marketable securities:
Time deposits	6,645	—	(15)	6,630	—	—	6,630
U.S. treasury securities	14,718	74	—	14,792	—	—	14,792
Corporate debt securities	23,412	—	(97)	—	23,315	—	23,315
Commercial paper	26,142	352	—	26,494	—	—	26,494
Total marketable securities	70,917	426	(112)	47,916	23,315	—	71,231
Total financial assets	$135,899	$426	$(112)	$112,898	$23,315	$—	$136,213

Notes to Consolidated Financial Statements (continued)
The Company classifies its marketable securities as current assets as they are available for current operating needs. The following table summarizes the contractual maturities of marketable securities as of December 31, 2023:

	Amortized cost	Aggregate fair value

	(In thousands)
Financial assets:
Less than one year	$21,422	$21,488
Total	$21,422	$21,488
As of December 31, 2023, the marketable securities were in an unrealized gain position. The Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. As of December 31, 2023, the Company anticipates that it will recover the entire amortized cost basis of its marketable securities before maturity.
During the years ended December 31, 2023 and 2022, there were $91.8 million and $74.3 million, respectively, in maturities of marketable securities. There were no maturities in marketable securities during the year ended December 31, 2021.
Proceeds from sales of marketable securities were $38.3 million and $34.4 million for the years ended December 31, 2023 and 2022, respectively. There were no sales in marketable securities during the year ended December 31, 2021.
Interest earned on marketable securities was $2.0 million and $1.2 million for the years ended December 31, 2023 and 2022, respectively. There was no interest earned on marketable securities during the year ended December 31, 2021. The interest is recorded in other income (expense), net, on the accompanying consolidated statements of operations. As of December 31, 2023 and 2022, the accrued interest receivable, net of allowance for credit losses, was $0.3 million. Accrued interest receivable is recorded in prepaid expenses and other current assets on the accompanying consolidated balance sheets.
As of December 31, 2023, the fair value of the 2026 Convertible Notes and 2028 Convertible Notes, as further described in Note 8, “Debt,” to these consolidated financial statements, was approximately $145.5 million and $157.6 million, respectively. As of December 31, 2022, the fair value of the 2026 Convertible Notes and the 2028 Convertible Notes was approximately $180.9 million and $156.5 million, respectively. The fair value was determined based on the closing price for the Convertible Notes on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
As of the years ended December 31, 2023 and 2022, the fair value of the Pension Plan’s assets, as further described in Note 13, “Employee Benefit Plans,” to these consolidated financial statements, was approximately $3.6 million and $3.2 million, respectively. The fair value was determined by an independent actuary and is considered as Level 2 in the fair value hierarchy.
The Company monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2023 and 2022.
The money market account is included in cash and cash equivalents in the consolidated balance sheets as of December 31, 2023 and 2022.

Notes to Consolidated Financial Statements (continued)
4. Financial Statement Components
Accounts receivable, net of allowances consist of the following:

	As of December 31,
	2023	2022

	(In thousands)
Trade accounts receivable	$35,612	$40,332
Unbilled accounts receivable	43,631	33,863
Allowance for doubtful accounts and reserve for expected credit losses	(1,128)	(1,191)
Other accounts receivable	40	1,461
Total accounts receivable, net	$78,155	$74,465

Components of allowance for doubtful accounts and reserve for expected credit losses are as follows:

	Year ended December 31,
	2023	2022

	(In thousands)
Balance, beginning of period	$(1,191)	$(1,661)
Charged to bad debt expense, net of reversals	(733)	(543)
Deductions (1)	807	983
Impact of foreign currency translation	(11)	30
Balance, end of period	$(1,128)	$(1,191)
________________________
(1) Write-off of uncollectible accounts after all collection efforts have been exhausted.

Accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2023	2022

	(In thousands)
Accrued expense	$40,731	$29,990
Accrued compensation and benefits	19,142	21,595
Accrued sales, use, VAT and telecommunications related taxes	8,467	7,799
Income tax payable	—	2,235
Other accrued expenses	674	958
Total accrued expenses and other current liabilities	$69,014	$62,577

Notes to Consolidated Financial Statements (continued)
Other liabilities consisted of the following:

	As of December 31,
	2023	2022

	(In thousands)
Lease incentive	$—	$10,468
Other liabilities	386	708
Total other liabilities	$386	$11,176

5. Leases
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
The Company primarily leases facilities for office space under non-cancelable operating leases for its U.S. and international locations. As of December 31, 2023, non-cancelable leases expire on various dates between 2024 and 2043, some of which include options to extend the leases for up to 20 years.
The components of lease expense recorded in the consolidated statements of operations were as follows:

	Year ended December 31,
	2023	2022	2021

	(In thousands)
Operating lease cost	$15,655	$7,750	$6,818
Sublease income	—	(206)	(384)
Total net lease cost	$15,655	$7,544	$6,434
During the years ended December 31, 2023, 2022 and 2021, short-term operating lease expense was $0.6 million, $0.6 million, and $1.3 million, respectively.

Notes to Consolidated Financial Statements (continued)
Operating lease assets are recorded net of accumulated amortization of $20.3 million and $17.7 million as of December 31, 2023 and 2022, respectively.
Other supplemental information related to operating leases were as follows:

	Year ended December 31,
	2023	2022	2021
Weighted average remaining lease term (in years)	19.30	2.12	2.95

Weighted average discount rate	8.76%	4.58%	4.78%

Maturities of operating lease liabilities were as follows:

As of December 31,
2023

(In thousands)
2024	$23,313
2025	22,277
2026	21,722
2027	22,122
2028	22,462
Thereafter	378,808
Total lease payments	490,704
Less: imputed interest	(264,693)
Total lease obligations	226,011
Less: current obligations	(5,463)
Long-term lease obligations	$220,548
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
Upon commencement of the lease, the Company recognized ROU assets of $156.0 million and operating lease liabilities of $223.1 million. The operating lease liabilities include $67.8 million of incentives provided by the landlord throughout development of the new corporate headquarters. Assets obtained through lease incentives are reported in property, plant and equipment, net, on the consolidated balance sheets. The Company also has recorded $2.5 million in security deposits and $1.0 million in escrow deposits to fund additional improvements. Deposits are reported as a component of other long-term assets on the Company’s consolidated balance sheets.

Notes to Consolidated Financial Statements (continued)
6. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	As of December 31,		Useful Life
	2023	2022

	(In thousands)		(In years)
Furniture and fixtures	$16,036	$16,494	5
Computer and office equipment	13,669	14,160	2 to 5
Telecommunications equipment	82,991	80,251	5 to 7
Leasehold improvements	75,437	6,410	5 to 15
Software	12,552	7,051	3
Internal-use software development	25,909	23,677	4
Automobile	507	665	3
Land	27,771	23,090	Indefinite
Land Improvements	930	—	20
Total cost	255,802	171,798
Less—accumulated depreciation	(77,938)	(72,045)
Total property, plant and equipment, net	$177,864	$99,753
The Company capitalizes the costs to design software for internal use related to the development of its platform during the application development stage of the projects. The costs are primarily comprised of salaries and benefits of the projects’ engineers and product development teams. Internally developed software is reported at cost less accumulated amortization. Amortization begins once the project is substantially complete and ready for its intended use. Costs incurred prior to the application development stage, maintenance activities or minor upgrades are expensed in the period incurred. Unamortized software development costs were approximately $15.3 million and $8.4 million as of December 31, 2023 and 2022, respectively.
The Company capitalized $10.6 million, $3.8 million, and $3.9 million of software development costs for the years ended December 31, 2023, 2022 and 2021, respectively.
Amortization expense related to capitalized software development costs was $3.2 million, $2.2 million, and $1.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, unamortized implementation costs related to cloud computing arrangements were $0.1 million, which is included in prepaid expenses and other current assets.
The Company leases automobiles under leases accounted for as finance leases, which expire on various dates between 2024 and 2026. As of December 31, 2023, cost and accumulated depreciation of the assets under finance leases recorded by the Company were $0.5 million and $0.3 million, respectively. As of December 31, 2022, cost and accumulated depreciation of the assets under finance leases recorded by the Company were $0.7 million and $0.3 million, respectively.
The Company recognized an impairment of $0.5 million during each of the years ended December 31, 2023, 2022 and 2021, related to capitalized software development costs that provided no future benefit and therefore were impaired. This expense is reflected within other income (expense), net as of December 31, 2023 and 2022 and cost of revenue as of December 31, 2021 in the accompanying consolidated statements of operations.

Notes to Consolidated Financial Statements (continued)
The Company recognized depreciation expense, which includes amortization of capitalized software development costs, as follows:

	Year ended December 31,
	2023	2022	2021

	(In thousands)
Cost of revenue	$16,273	$13,602	$12,606
Research and development	3,977	2,311	2,166
Sales and marketing	2,628	1,331	1,090
General and administrative	1,565	1,175	1,661
Total depreciation expense	$24,443	$18,419	$17,523

7. Goodwill and Intangible Assets
Goodwill
The change in the carrying amounts of goodwill was as follows:

Total

(In thousands)
Balance as of December 31, 2021	$344,423
Foreign currency translation adjustments	(18,018)
Balance as of December 31, 2022	326,405
Foreign currency translation adjustments	9,467
Balance as of December 31, 2023	$335,872

Notes to Consolidated Financial Statements (continued)
Intangible Assets
Intangible assets, net consisted of the following as of December 31, 2023:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Amortization Period

	(In thousands)			(In years)
Customer relationships	$147,426	$(35,599)	$111,827	15 - 20
Developed technology	79,702	(25,239)	54,463	10
Other, definite lived	2,828	(2,828)	—	2 - 7
Licenses, indefinite lived	624	—	624	Indefinite
Total intangible assets, net	$230,580	$(63,666)	$166,914
Intangible assets, net consisted of the following as of December 31, 2022:

	Gross Amount	Accumulated Amortization	Net Carrying Value	Amortization Period

	(In thousands)			(In years)
Customer relationships	$141,146	$(25,037)	$116,109	15 - 20
Developed technology	77,409	(16,772)	60,637	10
Other, definite lived	2,828	(2,828)	—	2 - 7
Licenses, indefinite lived	624	—	624	Indefinite
Total intangible assets, net	$222,007	$(44,637)	$177,370
The Company recognized amortization expense as follows:

	Year ended December 31,
	2023	2022	2021

	(In thousands)
Cost of revenue	$7,810	$7,657	$8,543
Sales and marketing	9,464	9,523	10,576
Total amortization expense	$17,274	$17,180	$19,119
The remaining weighted average amortization period for definite lived intangible assets is 10.1 years.
Future estimated amortization expense for definite lived intangible assets is as follows:

As of December 31,
2023

(In thousands)
2024	$17,625
2025	17,625
2026	17,625
2027	17,625
2028	17,625
Thereafter	78,165
$166,290

Notes to Consolidated Financial Statements (continued)
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
As of December 31, 2023, unamortized debt issuance costs were $0.6 million, of which $0.1 million were included in prepaid expenses and other current assets and $0.5 million were included in other long-term assets. As of December 31, 2022, unamortized debt issuance costs were $0.4 million, of which $0.2 million were included in prepaid expenses and other current assets and $0.2 million were included in other long-term assets.
As of December 31, 2023, there were no borrowings under the Credit Facility and the Company was in compliance with all financial and non-financial covenants for all periods presented.
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

Notes to Consolidated Financial Statements (continued)
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
During March 2023, the Company entered into separate, privately negotiated repurchase agreements with a limited number of holders of the 2026 Convertible Notes to repurchase approximately $65.0 million aggregate principal amount of the 2026 Convertible Notes for an aggregate cash price of approximately $51.3 million. These repurchases closed on March 6, 2023. The Company entered into similar agreements to repurchase approximately $160.0 million aggregate principal amount of the 2026 Convertible Notes for an aggregate cash price of approximately $117.2 million that closed in November 2022. Following these repurchases, approximately $175.0 million principal amount of the 2026 Convertible Notes remain outstanding. The Company had previously entered into capped call transactions with certain financial institutions in connection with the 2026 Convertible Notes. All of these transactions are expected to remain in effect notwithstanding the repurchases. The difference between the consideration used to repurchase the 2026 Convertible Notes and the carrying value of the 2026 Convertible Notes resulted in gains of $12.8 million and $40.2 million recorded within net gain on extinguishment of debt on the Company’s consolidated statements of operations for the years ended December 31, 2023 and 2022, respectively.
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

Notes to Consolidated Financial Statements (continued)
holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change or during the relevant redemption period.
The Company may redeem the Convertible Notes, in whole or in part, at its option at any time, and from time to time, on or after (i) March 6, 2023 for the 2026 Convertible Notes, or ii) after April 6, 2025 for the 2028 Convertible Notes, in each case, on or before the fortieth (40th) scheduled trading day immediately before the maturity date, at a cash redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding the redemption date, if the last reported sale price of the Class A common stock has exceeded 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading date immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading days ending on, and including, the trading date immediately before the date on which the Company provides the related redemption notice. No sinking fund is provided for the Convertible Notes.
The Convertible Notes will be convertible at certain times and upon the occurrence of certain events in the future. Further, on or after September 1, 2025 for the 2026 Convertible Notes, and on or after October 1, 2027 for the 2028 Convertible Notes, in each case, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Convertible Notes may convert all or a portion of their Convertible Notes regardless of these conditions. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Class A common stock, or a combination of cash and shares of Class A common stock, at the Company’s election. It is the Company’s current intent to settle the principal amount of the Convertible Notes with cash.
During the years ended December 31, 2023 and 2022, the conditions allowing the holders of the 2026 Convertible Notes and the 2028 Convertible Notes to convert were not met. The Convertible Notes may be convertible thereafter if one or more of the conversion conditions specified in each respective Notes Indenture are satisfied during future measurement periods. The Company continues to classify the Convertible Notes as a long-term liability in its consolidated balance sheets as of December 31, 2023, based on contractual settlement provisions.
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
The net carrying amount of the liability components of the Convertible Notes were as follows:

	As of December 31,
	2023	2022

2026 Convertible Notes:	(In thousands)
Principal	$175,000	$240,000
Unamortized debt issuance costs	(1,891)	(3,805)
2026 Convertible Notes net carrying amount	173,109	236,195

2028 Convertible Notes:
Principal	250,000	250,000
Unamortized debt issuance costs	(4,583)	(5,649)
2028 Convertible Notes net carrying amount	245,417	244,351
Total net carrying amount	$418,526	$480,546

Notes to Consolidated Financial Statements (continued)
The following table sets forth the interest expense recognized related to the Convertible Notes:

	Year ended December 31,
	2023	2022

2026 Convertible Notes:	(In thousands)
Contractual interest expense	$465	$997
Amortization of debt issuance costs	940	1,915
Total interest expense related to the 2026 Convertible Notes	1,405	2,912

2028 Convertible Notes:
Contractual interest expense	1,250	1,250
Amortization of debt issuance costs	1,064	1,062
Total interest expense related to the 2028 Convertible Notes	2,314	2,312
Total interest expense	$3,719	$5,224

On January 1, 2022, the Company adopted ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), using the modified retrospective approach resulting in decreases in accumulated deficit of $8.8 million, additional paid in capital of $156.2 million, and deferred tax liability of $1.0 million. The Company also recorded an increase in the Convertible Notes balance of $148.4 million as a result of the reversal of the separation of the convertible debt between debt and equity. The adoption of this standard decreased the amount of non-cash interest expense to be recognized in current and future periods as a result of eliminating the discount associated with the equity component. For the years ended December 31, 2023 and 2022, the combined interest expense of the Convertible Notes was $29.2 million and $27.2 million lower, respectively, upon the adoption of ASU 2020-06. The number of diluted shares increased as a result of transitioning from the treasury stock method to the as-if converted method which impacted the earnings per share for the year ended December 31, 2022. The transition did not impact the years ended December 31, 2023 and 2021, as the Company incurred a net loss in both reporting periods.
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

Notes to Consolidated Financial Statements (continued)
The following table sets forth key terms and costs incurred for the Capped Calls related to the Convertible Notes as of December 31, 2023:

	2026 Convertible Notes	2028 Convertible Notes

	(In thousands, except share and per share amounts)
Initial approximate strike price per share, subject to certain adjustments	$91.03	$179.27
Initial cap price per share, subject to certain adjustments	$137.40	$260.76
Net costs incurred	$43,320	$25,500
Class A common stock covered, subject to anti-dilution adjustments	1,922,498	1,394,525
All of the Capped Calls were outstanding as of December 31, 2023.

9. Geographic Information
The Company generates its revenue primarily in North America. Revenue by geographic area is detailed in the table below, which is apportioned based on the destination of the service:

	Year ended December 31,
	2023	2022	2021

	(In thousands)
North America	$514,048	$484,105	$433,463
Rest of World	87,069	89,047	57,444
Total	$601,117	$573,152	$490,907

During the three months ended March 31, 2023, the Company changed its methodology for apportioning the revenue by geographic area, from basing the revenue on the customer billing address to basing the revenue on the destination of the service, in order to provide a more transparent metric and to be consistent with other information provided publicly. Accordingly, 2023 and 2022 have been conformed to the updated methodology, however due to data limitations, 2021 is presented under the previous methodology.
The Company’s long-lived assets were primarily held in North America as of December 31, 2023 and 2022. As of December 31, 2023 and 2022, long-lived assets held outside of North America were $4.5 million and $9.1 million, respectively.

10. Stockholders’ Equity
Preferred Stock
As of December 31, 2023 and 2022, the Company had authorized 10,000,000 shares of undesignated preferred stock, par value $0.001, of which no shares were issued and outstanding.
Common Stock
As of December 31, 2023 and 2022, the Company had authorized 100,000,000 shares of Class A common stock, par value $0.001 per share and 20,000,000 shares of Class B common stock, par value $0.001 per share.
Shares of Class B common stock are convertible into shares of Class A common stock on a 1:1 basis upon the stockholder’s voluntary written notice to the Company’s transfer agent or a transfer by the stockholder, subject to limited exceptions for transfers for estate planning purposes.

Notes to Consolidated Financial Statements (continued)
Voting Rights
The holders of Class A common stock and Class B common stock have identical rights, except that holders of Class A voting common stock are entitled to one vote per share of Class A common stock and holder of Class B common stock are entitled to ten votes per share of Class B common stock.
Dividends
Any dividends or distributions paid or payable to the holders of shares of Class A common stock and Class B common stock shall be paid pro-rata, on an equal priority. During the years ended December 31, 2023, 2022 and 2021, no dividends were declared. Dividend payments are not subject to restriction.
Reserved Shares
The Company had reserved shares of Class A common stock for issuance under stock-based award agreements as follows:

	As of December 31,
	2023	2022
Stock options issued and outstanding	97,480	159,741
Nonvested restricted stock units issued and outstanding	5,066,159	2,607,106
Stock-based awards available for grant under the 2017 Plan	2,330,616	1,879,368
Total	7,494,255	4,646,215

11. Stock-Based Compensation
Equity Incentive Plans
The Company adopted the 2010 Equity Compensation Plan (the “2010 Plan”) on July 26, 2010. On November 9, 2017, the 2010 Plan was terminated in connection with the Company’s initial public offering. Accordingly, no shares are available for future issuance under the 2010 Plan. However, the 2010 Plan continues to govern the terms and conditions of the outstanding awards granted thereunder.
The Company’s Second Amended and Restated 2017 Incentive Award Plan (as amended from time to time, the “2017 Plan”) became effective on November 9, 2017. The 2017 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, dividend equivalents, restricted stock units, and other stock or cash-based awards to employees, consultants and directors of the Company. A total of 1,050,000 shares of the Company’s Class A common stock were originally reserved for issuance under the 2017 Plan. These available shares automatically increase each January 1, beginning on January 1, 2018, by 5% of the number of shares of the Company’s Class A common stock outstanding on the final day of the immediately preceding calendar year. On January 1, 2023, the shares available for grant under the 2017 Plan were automatically increased by 1,168,950 shares. On May 18, 2023, stockholders approved an amendment to the 2017 Plan that increased the number of shares available for grant by 2,500,000 shares.
The terms of the stock option grants are determined by the Company’s Board of Directors. The Company’s stock options vest based on terms of the stock option agreements. The stock options have a contractual life of ten years.
Restricted stock units (“RSUs”) granted to employees, non-employee members of the Board of Directors and other Service Providers (as defined in the 2017 Plan) under the 2017 Plan are subject to an immediate or time-based vesting condition as specified by the underlying compensation plans. Vesting schedules may differ between different categories of award recipients. Stock compensation expense is based on the grant date fair value of the RSUs and is recognized on a ratable basis over the applicable service period. Depending on the nature of the

Notes to Consolidated Financial Statements (continued)
underlying compensation plan, certain share-based payment arrangements may be classified as liability-based awards resulting in classification as accrued expenses on the consolidated balance sheets with the corresponding offset to stock-based compensation expense.
As of December 31, 2023, awards granted under the 2010 Plan consisted of stock options and awards granted under the 2017 Plan consisted of stock options and RSUs.
Stock Options
The following summarizes the stock option activity for the year ended December 31, 2023:

	Number of options outstanding	Weighted- average exercise price (Per share)	Weighted- average remaining contract life (In years)	Aggregate intrinsic value (In thousands)
Outstanding as of December 31, 2022	159,741	$10.42	2.57	$2,001
Granted	—	—
Exercised	(61,349)	6.74
Forfeited or expired	(912)	9.46
Outstanding as of December 31, 2023	97,480	$12.75	2.97	$332

Options vested and exercisable at December 31, 2023	97,480	$12.75	2.97	$332
Options vested and expected to vest as of December 31, 2023	97,480	$12.75	2.97	$332
The total intrinsic value of stock options exercised for the years ended December 31, 2023, 2022 and 2021 was $0.4 million, $0.6 million and $9.3 million, respectively. Aggregate intrinsic value is computed based on the difference between the option exercise price and the fair value of the Company’s common stock at the time of such option exercises.
No options were granted for the year ended December 31, 2023.
As of December 31, 2021, all outstanding stock options were fully vested. As of December 31, 2023, the Company had no unrecognized compensation cost related to non-vested stock options.

Notes to Consolidated Financial Statements (continued)
Restricted Stock Units
The following summarizes the RSU activity for the year ended December 31, 2023:

	Number of awards outstanding	Weighted-average grant date fair value (Per share)
Nonvested RSUs as of December 31, 2022	2,607,106	$32.33
Granted	3,431,074	11.35
Vested	(804,962)	31.29
Forfeited	(167,059)	28.77
Nonvested RSUs as of December 31, 2023	5,066,159	$18.41

	Year ended December 31,
	2023	2022	2021

Weighted average grant date fair value of RSUs granted (per share)	$11.35	$30.43	$143.31
Total fair value of RSUs vested (in thousands)	25,186	15,038	12,571
As of December 31, 2023, total unrecognized compensation cost related to non-vested RSUs was $79.4 million, which will be amortized over a weighted-average period of 2.35 years.
Stock-Based Compensation Expense
The Company recognized total stock-based compensation expense as follows:

	Year ended December 31,
	2023	2022	2021

	(In thousands)
Cost of revenue	$1,136	$404	$364
Research and development	15,661	7,523	3,681
Sales and marketing	6,273	2,808	2,225
General and administrative	13,922	9,920	8,267
Total	$36,992	$20,655	$14,537

12. Commitments and Contingencies
Operating Leases
The Company leases office space under non-cancelable operating lease agreements that expire on various dates through July 2043. As of December 31, 2023, the Company has $496.1 million in future minimum rent payments for its current office space. See Note 5, “Leases,” to the consolidated financial statements, for additional details on the Company’s operating lease commitments.
Contractual Obligations
As of December 31, 2023, the Company has $23.0 million in non-cancellable purchase obligations, consisting of primarily network equipment maintenance and software license contracts, of which $12.9 million will be fulfilled within one year.

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

13. Employee Benefit Plans
The Company sponsors a U.S. defined contribution 401(k), which allows eligible U.S.-based employees to defer a portion of their compensation. The Company, at its discretion, may make matching contributions. With the acquisition of Voxbone S.A. on November 1, 2020, the Company assumed sponsorship for Voxbone S.A.’s U.S. defined contribution 401(k). In connection with that acquisition, the Company also assumed sponsorship for a non-U.S. defined contribution plan for which it pays fixed contributions into a separate entity. The Company has no legal or constructive obligations to pay further contributions if the fund does not hold sufficient assets to pay all employees the benefits relating to employee service in the current or prior periods. The contributions are recognized as employee benefit expense when they are due. The Company made matching contributions for the defined contribution plans of $4.8 million, $4.6 million, and $3.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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

Notes to Consolidated Financial Statements (continued)
The following table summarizes information for the pension plans:

	As of December 31,
	2023	2022

	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$3,502	$3,874
Service cost	264	268
Interest cost	146	35
Actuarial loss (gain)	13	(418)
Benefits paid	(41)	—
Taxes, insurance premiums and administrative expenses	(61)	(50)
Impact of foreign currency translation	104	(207)
Benefit obligation at end of year	$3,927	$3,502

Change in plan assets:
Fair value of plan assets at beginning of year	$3,181	$2,958
Return on plan assets	41	26
Actuarial gain	—	72
Employer contribution	393	332
Benefits paid	(41)	—
Taxes, insurance premiums and administrative expenses	(61)	(50)
Impact of foreign currency translation	94	(157)
Fair value of plan assets at end of year	3,607	3,181
Funded status, net liability	$320	$321
The Company’s pension liability for the Company’s non-U.S. defined benefit pension plans was $0.3 million as of December 31, 2023 and 2022, which is included in other liabilities on the accompanying consolidated balance sheets.
The following table summarizes information for the Company’s pension plans with an accumulated benefit obligation in excess of plan assets:

	As of December 31,
	2023	2022

	(In thousands)
Projected benefit obligation	$3,927	$3,502
Accumulated benefit obligation	3,623	3,265
Fair value of plan assets	3,607	3,181

Notes to Consolidated Financial Statements (continued)
The Company reports the service cost component of net periodic benefit cost in the same line item as other compensation costs arising from the services rendered by the employee and records the other components of net periodic benefit cost in other income (expense), net.
Pretax amounts for net periodic benefit cost and other amounts for the defined benefit pension plans consisted of the following components:

	Year ended December 31,
	2023	2022	2021

	(In thousands)
Service cost	$264	$268	$396
Interest cost	146	35	21
Return on plan assets	(41)	(26)	(14)
Amortization of actuarial gain	(27)	—	—
Net periodic pension cost	342	277	403
Changes in plan assets and benefit obligations included in other comprehensive loss:
Unrecognized net actuarial (gain) loss beginning of year	(705)	(227)	17
Actuarial gain recognized during year	27	—	—
Actuarial loss (gain) on benefit obligation	13	(418)	(237)
Actuarial gain on fair value of plan assets	—	(72)	(6)
Impact of foreign currency translation	(118)	12	(1)
Total included in other comprehensive loss (before tax effect)	(783)	(705)	(227)
Total recognized in net periodic benefit cost and included in other comprehensive loss	$(441)	$(428)	$176
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

Notes to Consolidated Financial Statements (continued)
Significant assumptions used in determining benefit obligations and net periodic benefit cost are as follows:

	Year ended December 31,
	2023	2022	2021
Defined benefit obligations:
Discount rate	3.25%	3.80%	0.90%
Rate of salary increase	2.70%	4.67%	4.27%
Inflation	1.80%	2.30%	1.80%

Defined benefit cost:
Discount rate	3.25%	3.80%	0.90%
Rate of salary increase	2.70%	4.67%	4.27%
Rate of return on plan assets	1.80%	1.20%	0.90%
Inflation	1.80%	2.30%	1.80%
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
The major categories of plan assets are as follows:

	As of December 31,
	2023	2022

	(In thousands)
Assets held by:
Insurance companies (collective and individual)	$3,607	$3,181
Expected Cash Flows
The Company expects to contribute $0.4 million to its non-U.S. defined benefit pension plans during 2024.

Notes to Consolidated Financial Statements (continued)
14. Income Taxes
The following table presents domestic and foreign components of (loss) income before income taxes for the tax years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
United States	$759	$30,594	$(27,547)
International	(20,062)	(13,288)	(3,648)
(Loss) income before income taxes	$(19,303)	$17,306	$(31,195)

Benefit for income taxes from operations consists of the following:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Current:
Federal	$(653)	$(2,717)	$(2,713)
State	(1,309)	(803)	(145)
Foreign	(2,219)	(815)	(1,627)
Total	(4,181)	(4,335)	(4,485)
Deferred:
Federal	(75)	1,004	(364)
State	—	(1)	—
Foreign	7,216	5,596	8,682
Total	7,141	6,599	8,318
Income tax benefit	$2,960	$2,264	$3,833

Notes to Consolidated Financial Statements (continued)
The following table presents a reconciliation of the statutory federal tax rate and the Company’s effective tax rate for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Federal Tax Rate	21.0%	21.0%	21.0%
State Tax Rate - statutory blended rate	4.3	4.3	4.2
Other effective state tax adjustments	(5.2)	3.6	(1.4)
Non-deductible expenses	(4.1)	4.0	(6.1)
Research tax benefits	24.4	(31.6)	7.9
Stock-based compensation	(18.0)	6.3	13.9
Change in valuation allowance	(11.7)	(16.1)	16.3
Deferred tax rate change	0.6	0.5	(0.2)
Voxbone US 338(g) gain	—	—	(8.9)
Intangibles and deferred adjustments	—	(4.7)	(40.2)
Foreign rate differential	2.8	1.6	1.3
Other	1.2	(2.0)	4.5
Total	15.3%	(13.1)%	12.3%
For the year ended December 31, 2023, the Company recognized an income tax benefit of $3.0 million on pre-tax book loss of $19.3 million, resulting in an effective income tax rate of 15.3%. For the year ended December 31, 2022, the Company recognized an income tax benefit of $2.3 million on pre-tax book income of $17.3 million, resulting in an effective income tax rate of (13.1)%. For the year ended December 31, 2021, the Company recognized an income tax benefit of $3.8 million on pre-tax book loss of $31.2 million, resulting in an effective income tax rate of 12.3%.
In 2023, the Company’s valuation allowance in the U.S. continued to offset many of the permanent tax adjustments within the effective tax rate. These adjustments include state taxes, federal research tax credits under Internal Revenue Code Section 41, equity compensation in the U.S., and other non-deductible expenditures in the U.S. The Company has disclosed the statutory blended state income tax rate in the income tax rate reconciliation table. This statutory blended state income tax rate is the rate applied to the Company’s U.S. taxable earnings to calculate its state income tax liability. The Company has also disclosed other effective state tax adjustments which primarily include the state tax impact of permanent tax adjustments and the reconciling adjustment to remove the statutory blended state income tax rate effect from income or loss generated outside of the U.S. The Company continues to generate income tax benefits in the current period related to income tax credits recognized for qualified research activities in the U.S. The applicable federal tax law and regulations define qualified research activities as research and development activities conducted in the U.S. that involve a process of experimentation designed to discover new information intended to develop a new or improved business component. Absent the valuation allowance, equity compensation also impacts the effective tax rate to the extent the income tax deduction exceeds or is below the related book expense, as required under ASC 718-740-35-2. Other U.S. non-deductible expenses that are offset by the valuation allowance consist primarily of non-deductible executive compensation under Internal Revenue Code 162(m).

Notes to Consolidated Financial Statements (continued)
The following table presents the significant components of the Company’s net deferred tax liability:

	As of December 31,
	2023	2022

	(In thousands)
Deferred tax assets:
Allowance for doubtful accounts	$80	$173
Accrued liabilities	3,459	4,370
Operating lease liabilities	57,152	3,456
Deferred revenue	1,915	1,949
Stock-based compensation	3,363	3,216
Capitalized research and development expenses	40,306	20,997
Accrued lease incentive	—	2,645
Tax credits	12,994	10,948
Net operating losses	17,421	25,691
Other deferred tax assets	3,238	4,592
Gross deferred tax assets	139,928	78,037
Less: valuation allowance	(67,950)	(65,678)
Total deferred tax assets	71,978	12,359
Deferred tax liabilities:
Property, plant and equipment	24,469	4,890
Goodwill	1,416	1,272
Intangibles	39,334	41,591
Operating lease assets	39,780	3,072
Total deferred tax liabilities	104,999	50,825
Net deferred tax liability	$(33,021)	$(38,466)
The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company primarily considered its historic performance, the nature of its deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. Based on an analysis of these factors, the Company determined that in 2023, a valuation allowance against U.S. deferred tax assets was required.
As of December 31, 2023, the Company had approximately $44.3 million in U.S. federal net operating loss carryforwards, $16.3 million in U.K. loss carryforwards, and $12.8 million in U.S. federal tax credits. All U.S. federal net operating loss carryforwards were generated after the enactment of the Tax Cuts and Jobs Act (the “Act”) and as such do not expire, but can only be utilized to offset up to 80% of taxable income in any given year. The U.S. federal tax credits begin to expire in 2039.
As of December 31, 2023, the Company had approximately $63.9 million in state net operating loss carryforwards. If not utilized, some state net operating loss carryforwards will expire at various dates beginning in 2026.

Notes to Consolidated Financial Statements (continued)
At December 31, 2023, the amount of unremitted earnings generated by the Company’s foreign subsidiaries was not significant. The Company does not assert indefinite reinvestment on a portion of its unremitted earnings of certain foreign subsidiaries as of December 31, 2023. On the earnings that are not indefinitely reinvested, the Company did not recognize deferred income taxes related to those unremitted foreign earnings, due to the tax favorable manner in which it would be repatriated. For the subsidiaries that the Company asserts permanent reinvestment, if repatriation were to occur, the Company would be required to accrue U.S. taxes, if any, and remit applicable withholding taxes as appropriate. A determination of the amount of the unrecognized deferred tax liability related to these undistributed earnings is not practicable due to the complexity and variety of assumptions necessary based on the manner in which the undistributed earnings would be repatriated.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2023	2022

	(In thousands)
Unrecognized tax benefits—January 1,	$4,800	$3,062
Gross increases—tax positions in prior period	142	613
Gross increases—tax positions in current period	1,228	1,125
Unrecognized tax benefits—December 31,	$6,170	$4,800
If the $6.2 million of unrecognized tax benefit is recognized, it would not impact the effective tax rate due to the valuation allowance on the Company’s net U.S. deferred tax assets.
For the years ended December 31, 2023 and 2022, the Company recognized interest and penalties of $0.3 million related to income taxes within income tax expense.
The Company expects no material changes in the twelve months following December 31, 2023 in its uncertain tax positions.
The Company files U.S. federal income tax returns as well as income tax returns in many U.S. states and foreign jurisdictions. The tax years 2020 through 2022 remain open to examination by the major jurisdictions in which the Company is subject to tax.

Notes to Consolidated Financial Statements (continued)
15. Basic and Diluted (Loss) Income per Common Share
Basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding during the period. The Company is in a net loss position for the years ended December 31, 2023 and 2021, and therefore diluted shares equals basic shares.
The components of basic and diluted (loss) income per share are as follows:

	Year ended December 31,
	2023	2022	2021

	(In thousands, except share and per share amounts)
Earnings per share
Net (loss) income attributable to common stockholders	$(16,343)	$19,570	$(27,362)
Net (loss) income per share:
Basic	$(0.64)	$0.77	$(1.09)
Diluted	$(0.64)	$(0.48)	$(1.09)
Numerator used to compute net (loss) income per share:
Basic	$(16,343)	$19,570	$(27,362)
Net gain on extinguishment of debt, net of taxes	—	(39,614)	—
Interest expense on convertible notes, net of taxes	—	5,147	—
Diluted (1)	$(16,343)	$(14,897)	$(27,362)
Weighted average number of common shares outstanding:
Basic	25,612,724	25,282,796	25,090,916
Convertible debt conversion	—	5,625,073	—
Diluted	25,612,724	30,907,869	25,090,916
________________________
(1) Upon the adoption of ASU 2020-06, net income is adjusted for the reversal of the net gain on extinguishment of debt and add back of interest expense as part of the calculation for diluted Non-GAAP earnings per share. See Note 8, “Debt,” to the consolidated financial statements, for additional details on the adoption of ASU 2020-06.

Notes to Consolidated Financial Statements (continued)
The following common share equivalents were excluded from the weighted average shares used to calculate net (loss) income per common share because their effects would have been anti-dilutive:

	As of December 31,
	2023	2022	2021
Stock options issued and outstanding	97,480	159,741	180,209
Restricted stock units issued and outstanding	5,911,794	2,607,106	344,486
Convertible senior notes (1) (2)	3,442,229	—	987,149
Total	9,451,503	2,766,847	1,511,844
________________________
(1) As of December 31, 2022, subsequent to adopting ASU 2020-06 as of January 1, 2022, the Company used the if-converted method to calculate the dilutive impact of the 2026 Convertible Notes and 2028 Convertible Notes on diluted income per share, if applicable. The Company expected to settle the principal amount of these notes in cash and any excess in shares of the Company’s Class A common stock. The diluted shares were calculated based on the initial conversion rate of 10.9857 and 5.5781 shares per $0.001 of the aggregate principal amount for the 2026 Convertible Notes and 2028 Convertible Notes, respectively. See Note 8, “Debt” to the consolidated financial statements, for additional details on the adoption of ASU 2020-06 and for additional details on the Company’s Convertible Notes.
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

Notes to Consolidated Financial Statements (continued)

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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2024 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.
Codes of Business Conduct and Ethics
Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees, which is available on our website at (https://investors.bandwidth.com/corporate-governance/governance-overview) under “Governance Documents.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our Code of Business Conduct and Ethics and by posting such information on the website address and location specified above.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2024 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2024 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2024 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is Ernst & Young LLP, Raleigh, NC, Auditor Firm ID: 42.
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2024 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:

1.Financial Statements
See Index to Financial Statements at Item 8 herein.
2.Financial Statement Schedules
Schedules not listed above have been omitted because they are not required, not applicable, or the required information is otherwise included.
3.Exhibits

Exhibit Index

Exhibit number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
2.1	Reorganization Agreement, dated as of November 30, 2016, by and between Bandwidth.com, Inc. and Republic Wireless, Inc.	S-1	333-220945	2.1	10/13/2017
2.2	Share Purchase Agreement, by and between Bandwidth Inc. and Voicebox S.à r.l, Mr Itay Rosenfeld, Mr Stefaan Konings, Mr Dirk Hermans, Mr Gaetan Brichet and Stichting Administratiekantoor Voice, dated October 12, 2020.	8-K	001-38285	2.1	10/13/2020
3.1	Second Amended and Restated Certificate of Incorporation.	10-Q	001-38285	3.1	12/14/2017
3.2	Third Amended and Restated Bylaws.	8-K	001-38285	3.1	11/2/2023
4.1	Investors’ Rights Agreement.	S-1	333-220945	4.2	10/13/2017
4.2	Form of Buy-Sell Agreement.	S-1	333-220945	4.3	10/13/2017
4.3	Description of Registrant’s Securities.				Filed herewith
4.4	Indenture, dated February 28, 2020, between Bandwidth Inc. and Wilmington Trust, National Association	8-K	001-38285	4.1	3/2/2020
4.5	Form of 0.250% Convertible Senior Notes due March 1, 2026 (included as Exhibit A to Exhibit 4.1)	8-K	001-38285	4.2	3/2/2020
4.6	Indenture, dated March 16, 2021, between Bandwidth Inc. and Wilmington Trust, National Association.	8-K	001-38285	4.1	3/16/2021
4.7	Form of 0.50% Convertible Senior Notes due April 1, 2028 (included as Exhibit A to Exhibit 4.1).	8-K	001-38285	4.2	3/16/2021
10.1	Form of Indemnification and Advancement Agreement between Bandwidth Inc. and its directors and certain officers.	10-K	001-38285	10.1	2/25/2022
10.2	2010 Equity Compensation Plan and forms of awards thereunder.	S-1	333-220945	10.4	10/13/2017
10.3	Employment Agreement, dated as of January 1, 2015, as amended on March 9, 2017, by and between Bandwidth.com, Inc. and David A. Morken.	S-1	333-220945	10.8	10/13/2017
10.4	Office Lease, by and between Venture Center LLC and Bandwidth.com, Inc., dated January 22, 2013, as amended to date.	S-1	333-220945	10.11	10/13/2017

10.5	Form of Conversion Lock-up Agreement between Bandwidth Inc. and the Key Holders.	S-1A	333-220945	10.2	10/30/2017
10.6	Office Lease, by and between Keystone-Centennial II, LLC and Bandwidth.com, Inc., dated January 12, 2018.	10-K	001-38285	10.22	2/26/2018
10.7	Office Lease, by and between WP Propco III, LLC and Bandwidth Inc., dated January 1, 2019, Venture III amendment.	10-K	001-38285	10.23	2/15/2019
10.8	Office Lease, by and between WP Propco III, LLC and Bandwidth Inc., dated January 1, 2019, Venture I amendment.	10-K	001-38285	10.24	2/15/2019
10.9	Bill of Sale, dated May 29, 2019.	8-K	001-38285	10.2	6/3/2019
10.10	Employment Agreement, dated as of December 6, 2019, by and between Bandwidth.com, Inc. and Rebecca Bottorff.	10-K	001-38285	10.30	2/21/2020
10.11	Confirmation of Base Capped Call Transaction, dated February 25, 2020, between Bandwidth Inc. and Barclays Bank PLC.	8-K	001-38285	10.1	3/2/2020
10.12	Confirmation of Base Capped Call Transaction, dated February 25, 2020, between Bandwidth Inc. and JPMorgan Chase Bank, National Association, New York Branch.	8-K	001-38285	10.2	3/2/2020
10.13	Confirmation of Base Capped Call Transaction, dated February 25, 2020, between Bandwidth Inc. and Bank of Montreal.	8-K	001-38285	10.3	3/2/2020
10.14	Confirmation of Base Capped Call Transaction, dated February 25, 2020, between Bandwidth Inc. and Morgan Stanley & Co. LLC.	8-K	001-38285	10.4	3/2/2020
10.15	Confirmation of Base Capped Call Transaction, dated February 25, 2020, between Bandwidth Inc. and Goldman Sachs & Co. LLC.	8-K	001-38285	10.5	3/2/2020
10.16	Confirmation of Additional Capped Call Transaction, dated February 26, 2020, between Bandwidth Inc. and Barclays Bank PLC.	8-K	001-38285	10.6	3/2/2020
10.17	Confirmation of Additional Capped Call Transaction, dated February 26, 2020, between Bandwidth Inc. and JPMorgan Chase Bank, National Association, New York Branch.	8-K	001-38285	10.7	3/2/2020
10.18	Confirmation of Additional Capped Call Transaction, dated February 26, 2020, between Bandwidth Inc. and Bank of Montreal.	8-K	001-38285	10.8	3/2/2020
10.19	Confirmation of Additional Capped Call Transaction, dated February 26, 2020, between Bandwidth Inc. and Morgan Stanley & Co. LLC.	8-K	001-38285	10.9	3/2/2020
10.20	Confirmation of Additional Capped Call Transaction, dated February 26, 2020, between Bandwidth Inc. and Goldman Sachs & Co. LLC.	8-K	001-38285	10.10	3/2/2020
10.21	Purchase and Sale Agreement with the State of North Carolina, dated June 15, 2020.	8-K	001-38285	10.1	6/17/2020
10.22	Management Warranty Deed, by and between Bandwidth Inc. and Mr Itay Rosenfeld, Mr Stefaan Konings, Mr Dirk Hermans and Mr Gaetan Brichet, dated October 12, 2020.	8-K	001-38285	10.1	10/13/2020
10.23	Registration Rights Agreement, by and between Bandwidth Inc. and Voicebox S.á r.l, dated Octonber 12, 2020.	8-K	001-38285	10.2	10/13/2020
10.24	Confirmation of Base Capped Call Transaction, dated March 11, 2021, between Bandwidth Inc. and Bank of Montreal.	8-K	001-38285	10.1	3/16/2021
10.25	Confirmation of Base Capped Call Transaction, dated March 11, 2021, between Bandwidth Inc. and Citibank, N.A.	8-K	001-38285	10.2	3/16/2021

10.26	Confirmation of Base Capped Call Transaction, dated March 11, 2021, between Bandwidth Inc. and Goldman Sachs & Co. LLC.	8-K	001-38285	10.3	3/16/2021
10.27	Confirmation of Base Capped Call Transaction, dated March 11, 2021, between Bandwidth Inc. and Morgan Stanley & Co. LLC.	8-K	001-38285	10.4	3/16/2021
10.28^	Purchase and Sale Agreement dated May 27, 2021, between Bandwidth Inc. and USEF Edwards Mill Owner, LLC.	8-K	001-38285	10.1	5/28/2021
10.29^	Lease Agreement dated May 27, 2021, between Bandwidth Inc. and USEF Edwards Mill Owner, LLC.	8-K	001-38285	10.2	5/28/2021
10.30	Escrow Agreement dated May 27, 2021, between Bandwidth Inc., USEF Edwards Mill Owner, LLC and Chicago Title Insurance Company.	8-K	001-38285	10.3	5/28/2021
10.31	Employment Agreement, dated July 6, 2021, between the Company and Daryl Raiford.	8-K	001-38285	10.1	7/8/2021
10.32	Employment Agreement, dated February 22, 2022, between the Company and Anthony F. Bartolo.	8-K	001-38285	10.1	2/22/2022
10.33	Employment Agreement, dated February 24, 2022, between the Company and R. Brandon Asbill.	10-K	001-38285	10.52	2/25/2022
10.34	First Amendment to Lease Agreement, dated April 21, 2022, between Bandwidth Inc. and USEF Edwards Mill Owner, LLC.	10-Q	001-38285	10.3	5/6/2022
10.35	First Amendment to Escrow Agreement, dated April 21, 2022, between Bandwidth Inc., USEF Edwards Mill Owner, LLC and Chicago Title Insurance Company.	10-Q	001-38285	10.4	5/6/2022
10.36	Forms of Global Restricted Stock Unit Grant Notice and Global Restricted Stock Unit Agreement.	10-K	001-38285	10.5	2/23/2023
10.37	First Amendment to Employment Agreement, dated March 24, 2022, between the Company and Anthony F. Bartolo.	10-K	001-38285	10.51	2/23/2023
10.38	First Amendment to Employment Agreement, dated March 25, 2022, between the Company and Daryl E. Raiford.	10-K	001-38285	10.52	2/23/2023
10.39	Second Amendment to Lease Agreement, dated March 31, 2023, between Bandwidth Inc. and USEF Edwards Mill Owner, LLC.	10-Q	001-38285	10.1	5/3/2023
10.40	Second Amended and Restated 2017 Incentive Award Plan.	10-Q	001-38285	10.1	8/3/2023
10.41^	Credit Agreement among Bandwidth Inc., certain subsidiaries of Bandwidth Inc., the several lenders from time to time party thereto, and Bank of America, N.A., dated as of August 1, 2023.	10-Q	001-38285	10.2^	8/3/2023
10.42	Second Amendment to Employment Agreement, dated February 26, 2024, between the Company and David A. Morken.				Filed herewith
21.1	List of subsidiaries of Bandwidth Inc.				Filed herewith
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.				Filed herewith
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.	8-K/A	001-38285	23.1	1/14/2021
31.1	Certificate of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.	Furnished herewith
97.1	Policy for Recovery of Erroneously Awarded Compensation, effective as of October 2, 2023.	Filed herewith
101.INS	XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.	Filed herewith
101.SCH	XBRL Taxonomy Schema Document.	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
^    Certain of the exhibits to Exhibit 10.28, 10.29 and 10.41, as applicable, have been omitted in accordance with Regulation S-K Item 601. The Registrant agrees to furnish a copy of all omitted exhibits to the SEC upon its request.
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

BANDWIDTH INC.

Date:	February 28, 2024	By:	/s/ David A. Morken
David A. Morken
Chief Executive Officer
(Principal Executive Officer)

Date:	February 28, 2024	By:	/s/ Daryl E. Raiford
Daryl E. Raiford
Chief Financial Officer
(Principal Financial Officer)

Date:	February 28, 2024	By:	/s/ Devin M. Krupka
Devin M. Krupka
Senior Vice President, Corporate Controller
(Principal Accounting Officer)

Date:	February 28, 2024	By:	/s/ Brian D. Bailey
Brian D. Bailey
Director

Date:	February 28, 2024	By:	/s/ Rebecca Bottorff
Rebecca Bottorff
Director

Date:	February 28, 2024	By:	/s/ John C. Murdock
John C. Murdock
Director

Date:	February 28, 2024	By:	/s/ Lukas M. Roush
Lukas M. Roush
Director

Date:	February 28, 2024	By:	/s/ Douglas A. Suriano
Douglas A. Suriano
Director