Form 10-Q
period 2024-03-31
Bandwidth Inc.
filed 2024-05-07
CIK 1514416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of May 3, 2024, 25,049,689 shares of the registrant’s Class A common stock and 1,958,028 shares of registrant’s Class B common stock were outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
BANDWIDTH INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	As of March 31,	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$105,390	$131,987
Marketable securities	41,839	21,488
Accounts receivable, net of allowance for doubtful accounts	89,452	78,155
Deferred costs	3,740	4,155
Prepaid expenses and other current assets	16,606	16,990
Total current assets	257,027	252,775
Property, plant and equipment, net	173,824	177,864
Operating right-of-use asset, net	156,353	157,507
Intangible assets, net	160,511	166,914
Deferred costs, non-current	4,333	4,586
Other long-term assets	4,911	5,530
Goodwill	328,572	335,872
Total assets	$1,085,531	$1,101,048
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$23,407	$34,208
Accrued expenses and other current liabilities	68,113	69,014
Current portion of deferred revenue	7,816	8,059
Advanced billings	4,275	6,027
Operating lease liability, current	5,089	5,463
Total current liabilities	108,700	122,771
Other liabilities	371	386
Operating lease liability, net of current portion	219,728	220,548
Deferred revenue, net of current portion	8,384	8,406
Deferred tax liability	31,138	33,021
Convertible senior notes	419,011	418,526
Total liabilities	787,332	803,658
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Class A voting common stock: $0.001 par value; 100,000,000 shares authorized; 25,020,677 and 24,206,140 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	25	24
Class B voting common stock: $0.001 par value; 20,000,000 shares authorized; 1,958,028 and 1,958,028 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	410,420	391,048
Accumulated deficit	(74,123)	(64,890)
Accumulated other comprehensive loss	(38,125)	(28,794)
Total stockholders’ equity	298,199	297,390
Total liabilities and stockholders’ equity	$1,085,531	$1,101,048
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31,
	2024	2023

Revenue	$171,033	$137,844
Cost of revenue	105,549	82,191

Gross profit	65,484	55,653
Operating expenses
Research and development	28,912	25,661
Sales and marketing	29,139	25,029
General and administrative	17,849	16,719
Total operating expenses	75,900	67,409

Operating loss	(10,416)	(11,756)
Other income, net
Net gain on extinguishment of debt	—	12,767
Other income (expense), net	983	(528)
Total other income, net	983	12,239

(Loss) income before income taxes	(9,433)	483
Income tax benefit	200	3,128
Net (loss) income	$(9,233)	$3,611

Net (loss) income per share:
Basic	$(0.35)	$0.14
Diluted	$(0.35)	$(0.28)

Numerator used to compute net (loss) income per share:
Basic	$(9,233)	$3,611
Diluted	$(9,233)	$(8,087)

Weighted average number of common shares outstanding:
Basic	26,493,802	25,448,452
Diluted	26,493,802	29,273,258
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(Unaudited)

	Three months ended March 31,
	2024	2023
Net (loss) income	$(9,233)	$3,611
Other comprehensive (loss) income
Unrealized gain on marketable securities, net of income taxes	9	72
Foreign currency translation, net of income taxes	(9,340)	7,647
Total other comprehensive (loss) income	(9,331)	7,719
Total comprehensive (loss) income	$(18,564)	$11,330
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Class A voting common stock		Class B voting common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2022	23,379,000	$23	1,965,170	$2	$364,913	$(44,214)	$(48,547)	$272,177
Exercises of vested stock options	22,975	—	—	—	155	—	—	155
Vesting of restricted stock units	171,950	1	—	—	—	—	—	1
Equity awards withheld for tax liability	(43,325)	—	—	—	(903)	—	—	(903)
Unrealized gain on marketable securities	—	—	—	—	—	72	—	72
Foreign currency translation	—	—	—	—	—	7,647	—	7,647
Stock-based compensation	—	—	—	—	6,649	—	—	6,649
Net income	—	—	—	—	—	—	3,611	3,611
Balance at March 31, 2023	23,530,600	24	1,965,170	2	370,814	(36,495)	(44,936)	289,409
Exercises of vested stock options	38,374	—	—	—	259	—	—	259
Vesting of restricted stock units	58,084	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(2,289)	—	—	—	(30)	—	—	(30)
Unrealized gain on marketable securities	—	—	—	—	—	54	—	54
Foreign currency translation	—	—	—	—	—	234	—	234
Stock-based compensation	—	—	—	—	5,866	—	—	5,866
Net loss	—	—	—	—	—	—	(3,890)	(3,890)
Balance at June 30, 2023	23,624,769	24	1,965,170	2	376,909	(36,207)	(48,826)	291,902
Vesting of restricted stock units	51,132	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(242)	—	—	—	(3)	—	—	(3)
Conversion of Class B voting common stock to Class A voting common stock	7,142	—	(7,142)	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	(129)	—	(129)
Foreign currency translation	—	—	—	—	—	(12,760)	—	(12,760)
Stock-based compensation	—	—	—	—	6,107	—	—	6,107
Net loss	—	—	—	—	—	—	(5,130)	(5,130)
Balance at September 30, 2023	23,682,801	24	1,958,028	2	383,013	(49,096)	(53,956)	279,987
Vesting of restricted stock units	523,796	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(457)	—	—	—	(5)	—	—	(5)
Unrealized loss on marketable securities	—	—	—	—	—	(245)	—	(245)
Foreign currency translation	—	—	—	—	—	20,577	—	20,577
Unrealized loss on employee benefit pension plan	—	—	—	—	—	(30)	—	(30)
Stock-based compensation	—	—	—	—	8,040	—	—	8,040
Net loss	—	—	—	—	—	—	(10,934)	(10,934)
Balance at December 31, 2023	24,206,140	24	1,958,028	2	391,048	(28,794)	(64,890)	297,390
Exercises of vested stock options	10,849	—	—	—	103	—	—	103
Vesting of restricted stock units	920,435	1	—	—	—	—	—	1

BANDWIDTH INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Class A voting common stock		Class B voting common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Equity awards withheld for tax liability	(116,747)	—	—	—	(2,267)	—	—	(2,267)
Unrealized gain on marketable securities	—	—	—	—	—	9	—	9
Foreign currency translation	—	—	—	—	—	(9,340)	—	(9,340)
Stock-based compensation	—	—	—	—	21,536	—	—	21,536
Net loss	—	—	—	—	—	—	(9,233)	(9,233)
Balance at March 31, 2024	25,020,677	$25	1,958,028	$2	$410,420	$(38,125)	$(74,123)	$298,199
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities
Net (loss) income	$(9,233)	$3,611
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation and amortization	12,414	8,894
Non-cash reduction to the right-of-use asset	1,141	1,601
Amortization of debt discount and issuance costs	525	1,011
Stock-based compensation	12,339	7,378
Deferred taxes and other	(1,373)	(4,683)
Net gain on extinguishment of debt	—	(12,767)
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(11,464)	11,335
Prepaid expenses and other assets	1,230	(1,509)
Accounts payable	(8,640)	(10,707)
Accrued expenses and other liabilities	6,707	(8,619)
Operating right-of-use liability	(1,181)	(1,899)
Net cash provided by (used in) operating activities	2,465	(6,354)
Cash flows from investing activities
Purchase of property, plant and equipment	(3,316)	(2,889)
Capitalized software development costs	(3,556)	(1,657)
Purchase of marketable securities	(21,764)	(10,849)
Proceeds from sales and maturities of marketable securities	1,422	43,938
Proceeds from sale of business	208	418
Net cash (used in) provided by investing activities	(27,006)	28,961
Cash flows from financing activities
Payments on finance leases	(17)	(55)
Net cash paid for debt extinguishment	—	(51,146)
Proceeds from exercises of stock options	103	155
Value of equity awards withheld for tax liabilities	(1,893)	(1,016)
Net cash used in financing activities	(1,807)	(52,062)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(394)	308
Net decrease in cash, cash equivalents, and restricted cash	(26,742)	(29,147)
Cash, cash equivalents, and restricted cash, beginning of period	132,307	114,622
Cash, cash equivalents, and restricted cash, end of period	$105,565	$85,475

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$105,390	$85,298
Restricted cash included in prepaid expenses and other current assets	175	177
Total cash, cash equivalents, and restricted cash, end of period	$105,565	$85,475

Supplemental disclosure of cash flow information
Cash received from interest	$(1,113)	$(334)
Cash paid (refunded) for taxes, net	$440	$(553)

Supplemental disclosure of noncash investing and financing activities
Purchase of property, plant and equipment, accrued but not paid	$1,069	$1,348
Purchase of property and equipment through lease incentive	$—	$2,155
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2024.
The condensed consolidated balance sheet as of December 31, 2023, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures, including certain notes required by GAAP on an annual reporting basis.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive (loss) income and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2024 or any future period.
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
Marketable Securities
The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. The Company may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies investments with maturities greater than 90 days as marketable securities in the accompanying condensed consolidated balance sheets. The Company evaluates its investments to assess whether the amortized cost basis is in excess of estimated fair value and determines what amount of that difference, if any, is caused by expected credit losses. Allowances for credit losses are recognized as a charge in other income, net on the condensed consolidated statements of operations, and any remaining unrealized losses are included in accumulated other comprehensive loss on the condensed consolidated balance sheets. Due to the nature and investment grade of the Company’s marketable securities, there were no credit losses recorded for the three months ended March 31, 2024. There have been no impairment charges for any unrealized losses during the period.
Accounts Receivable and Current Expected Credit Losses
Accounts receivable are stated at realizable value, net of allowances, which includes an allowance for doubtful accounts and a reserve for expected credit losses. The allowance for doubtful accounts is based on management’s assessment of the collectability of its customer accounts. The Company regularly reviews the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, current economic trends, and reasonable and supportable forecasts about the future. Relevant risk characteristics include customer size and historical loss patterns. Management has evaluated the expected credit losses related to trade accounts receivable and determined that an allowance of approximately $2.5 million and $1.1 million for uncollectible accounts and customer balances that are disputed was required as of March 31, 2024 and December 31, 2023, respectively. Refer to Note 4, “Financial Statement Components” to these condensed consolidated financial statements, for a rollforward of the components of the allowances for the three months ended March 31, 2024 and 2023.
The Company includes unbilled receivables in its accounts receivable balance. Generally, these receivables represent earned revenue from services provided to customers, which will be billed in the next billing cycle. All amounts are considered collectible and billable. As of March 31, 2024 and December 31, 2023, unbilled receivables were $47.9 million and $43.6 million, respectively.
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
With regard to customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As of March 31, 2024 and December 31, 2023, no individual customer represented more than 10% of the Company’s accounts receivable, net of allowance for doubtful accounts.
For the three months ended March 31, 2024 and 2023, no individual customer represented more than 10% of the Company’s revenue.

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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). The amendments also require entities on an annual basis to disclose disaggregated amounts of income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the effect of adopting this new accounting guidance on its financial statements, but does not intend to early adopt.

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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value as of March 31, 2024 and December 31, 2023 because of the relatively short duration of these instruments. Marketable securities consist of time deposits and commercial paper not otherwise classified as cash equivalents. All marketable securities are considered to be available-for-sale and are recorded at their estimated fair values. Unrealized gains and losses for available-for-sale securities are recorded in accumulated other comprehensive loss.

Notes to Condensed Consolidated Financial Statements (continued)

The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following tables summarize the Company’s financial assets measured at fair value as of March 31, 2024 and December 31, 2023:

	Amortized cost or carrying value	Unrealized gains	Unrealized losses	Fair value measurements on a recurring basis March 31, 2024
				Level 1	Level 2	Level 3	Total

	(In thousands)
Financial assets:
Cash and cash equivalents:
Money market account	$89,184	$—	$—	$89,184	$—	$—	$89,184
Commercial paper	5,910	—	—	5,910	—	—	5,910
Total included in cash and cash equivalents	95,094	—	—	95,094	—	—	95,094
Marketable securities:
Time deposits	30,000	—	—	30,000	—	—	30,000
Commercial paper	11,764	75	—	11,839	—	—	11,839
Total marketable securities	41,764	75	—	41,839	—	—	41,839
Total financial assets	$136,858	$75	$—	$136,933	$—	$—	$136,933

	Amortized cost or carrying value	Unrealized gains	Unrealized losses	Fair value measurements on a recurring basis December 31, 2023
				Level 1	Level 2	Level 3	Total

	(In thousands)
Financial assets:
Cash and cash equivalents:
Money market account	$120,724	$—	$—	$120,724	$—	$—	$120,724
Total included in cash and cash equivalents	120,724	—	—	120,724	—	—	120,724
Marketable securities:
Time deposits	20,000	—	—	20,000	—	—	20,000
Commercial paper	1,422	66	—	1,488	—	—	1,488
Total marketable securities	21,422	66	—	21,488	—	—	21,488
Total financial assets	$142,146	$66	$—	$142,212	$—	$—	$142,212
The Company classifies its marketable securities as current assets as they are available for current operating needs. The following table summarizes the contractual maturities of marketable securities as of March 31, 2024:

	Amortized cost	Aggregate fair value

	(In thousands)
Financial assets:
Less than one year	$41,764	$41,839
Total	$41,764	$41,839
As of March 31, 2024, the marketable securities were in an unrealized gain position. The Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not

Notes to Condensed Consolidated Financial Statements (continued)

that it will be required to sell any of these investments before recovery of the entire amortized cost basis. As of March 31, 2024, the Company anticipates that it will recover the entire amortized cost basis of its marketable securities before maturity.
During the three months ended March 31, 2024 and 2023, there were $1.4 million and $26.2 million, respectively, in maturities of marketable securities. There were no proceeds from sales of marketable securities for the three months ended March 31, 2024 and $17.7 million in proceeds from sales of marketable securities for the three months ended March 31, 2023. The Company determines realized gains and losses on sale of marketable securities using the specific identification method and records such gains and losses in other income, net on the condensed consolidated statements of operations. Interest earned on marketable securities was $0.4 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively. The interest is recorded in other income, net, on the accompanying condensed consolidated statements of operations. Accrued interest receivable is recorded in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.
As of March 31, 2024, the fair value of the 2026 Convertible Notes and 2028 Convertible Notes, as further described in Note 8, “Debt,” to these condensed consolidated financial statements, was approximately $147.4 million and $176.5 million, respectively. As of December 31, 2023, the fair value of the 2026 Convertible Notes and the 2028 Convertible Notes was approximately $145.5 million and $157.6 million, respectively. The fair value was determined based on the closing price for the Convertible Notes on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.

4. Financial Statement Components
Accounts receivable, net of allowances consist of the following:

	As of March 31,	As of December 31,
	2024	2023

	(In thousands)
Trade accounts receivable	$43,790	$35,612
Unbilled accounts receivable	47,949	43,631
Allowance for doubtful accounts and reserve for expected credit losses	(2,508)	(1,128)
Other accounts receivable	221	40
Total accounts receivable, net	$89,452	$78,155

Components of allowance for doubtful accounts and reserve for expected credit losses are as follows:

	Three months ended March 31,
	2024	2023

	(In thousands)
Balance, beginning of period	$(1,128)	$(1,191)
Charged to bad debt expense, net of reversals	(1,457)	(304)
Deductions (1)	60	148
Impact of foreign currency translation	17	(35)
Balance, end of period	$(2,508)	$(1,382)
________________________
(1) Write-off of uncollectible accounts after all collection efforts have been exhausted.

Notes to Condensed Consolidated Financial Statements (continued)

Accrued expenses and other current liabilities consisted of the following:

	As of March 31,	As of December 31,
	2024	2023

	(In thousands)
Accrued expense	$49,088	$40,731
Accrued compensation and benefits	9,427	19,142
Accrued sales, use, VAT and telecommunications related taxes	8,702	8,467
Other accrued expenses	896	674
Total accrued expenses and other current liabilities	$68,113	$69,014
5. Leases
The Company primarily leases facilities for office space under non-cancelable operating leases for its U.S. and international locations. As of March 31, 2024, non-cancelable leases expire on various dates between 2024 and 2043, some of which include options to extend the leases for up to 20 years.
The lease expense recorded in the condensed consolidated statements of operations is comprised of operating lease costs of $6.0 million and $1.7 million for the three months ended March 31, 2024 and 2023, respectively.
Other supplemental information related to operating leases were as follows:

	Three months ended March 31,
	2024	2023

Weighted average remaining lease term (in years)	19.12	2.00

Weighted average discount rate	8.76%	4.60%

Notes to Condensed Consolidated Financial Statements (continued)

Maturities of operating lease liabilities were as follows:

As of March 31,
2024

(In thousands)
2024 (remaining)	$17,234
2025	22,275
2026	21,720
2027	22,121
2028	22,462
Thereafter	378,808
Total lease payments	484,620
Less: imputed interest	(259,803)
Total lease obligations	224,817
Less: current obligations	(5,089)
Long-term lease obligations	$219,728

6. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	As of March 31,	As of December 31,
	2024	2023

	(In thousands)
Furniture and fixtures	$16,018	$16,036
Computer and office equipment	13,694	13,669
Telecommunications equipment	82,515	82,991
Leasehold improvements	75,596	75,437
Software	13,162	12,552
Internal-use software development	29,272	25,909
Automobile	463	507
Land	27,636	27,771
Land Improvements	1,065	930
Total cost	259,421	255,802
Less—accumulated depreciation	(85,597)	(77,938)
Total property, plant and equipment, net	$173,824	$177,864
The Company capitalized $3.6 million and $1.7 million of software development costs for the three months ended March 31, 2024 and 2023, respectively.
Amortization expense related to capitalized software development costs were $1.0 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively.

Notes to Condensed Consolidated Financial Statements (continued)

The Company recognized depreciation expense, which includes amortization of capitalized software development costs, as follows:

	Three months ended March 31,
	2024	2023

	(In thousands)
Cost of revenue	$4,778	$3,529
Research and development	1,598	512
Sales and marketing	1,136	309
General and administrative	541	270
Total depreciation expense	$8,053	$4,620

7. Goodwill and Intangible Assets
Goodwill
The change in the carrying amounts of goodwill was as follows:

Total

(In thousands)
Balance as of December 31, 2023	$335,872
Foreign currency translation adjustments	(7,300)
Balance as of March 31, 2024	$328,572
Intangible Assets
Intangible assets, net consisted of the following:

	As of March 31,			As of December 31,
	2024			2023

	Gross Amount	Accumulated Amortization	Net Carrying Value	Gross Amount	Accumulated Amortization	Net Carrying Value
	(In thousands)
Customer relationships	$146,348	$(37,768)	$108,580	$147,426	$(35,599)	$111,827
Developed technology	77,934	(26,627)	51,307	79,702	(25,239)	54,463
Other, definite lived	2,828	(2,828)	—	2,828	(2,828)	—
Licenses, indefinite lived	624	—	624	624	—	624
Total intangible assets, net	$227,734	$(67,223)	$160,511	$230,580	$(63,666)	$166,914
The Company recognized amortization expense as follows:

	Three months ended March 31,
	2024	2023

	(In thousands)
Cost of revenue	$1,959	$1,945
Sales and marketing	2,402	2,329
Total amortization expense	$4,361	$4,274

Notes to Condensed Consolidated Financial Statements (continued)

The remaining weighted average amortization period for definite lived intangible assets is 9.9 years.
Future estimated amortization expense for definite lived intangible assets is as follows:

As of March 31,
2024

(In thousands)
2024 (remaining)	$13,033
2025	17,377
2026	17,377
2027	17,377
2028	17,377
Thereafter	77,346
$159,887

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
As of March 31, 2024 and December 31, 2023, unamortized debt issuance costs were $0.6 million, of which $0.1 million were included in prepaid expenses and other current assets and $0.5 million were included in other long-term assets.
As of March 31, 2024, there were no borrowings under the Credit Facility and the Company was in compliance with all financial and non-financial covenants for all periods presented.
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

Notes to Condensed Consolidated Financial Statements (continued)

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
During the three months ended March 31, 2024, the conditions allowing the holders of the 2026 Convertible Notes and the 2028 Convertible Notes to convert were not met. The Convertible Notes may be convertible thereafter if one or more of the conversion conditions specified in each respective Notes Indenture are satisfied during future measurement periods. The Company continues to classify the Convertible Notes as a long-term liability in its condensed consolidated balance sheets as of March 31, 2024, based on contractual settlement provisions.
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
The net carrying amount of the liability components of the Convertible Notes were as follows:

	As of March 31,	As of December 31,
	2024	2023

2026 Convertible Notes:	(In thousands)
Principal	$175,000	$175,000
Unamortized debt issuance costs	(1,674)	(1,891)
2026 Convertible Notes net carrying amount	173,326	173,109

2028 Convertible Notes:
Principal	250,000	250,000
Unamortized debt issuance costs	(4,315)	(4,583)
2028 Convertible Notes net carrying amount	245,685	245,417
Total net carrying amount	$419,011	$418,526

Notes to Condensed Consolidated Financial Statements (continued)

The following table sets forth the interest expense recognized related to the Convertible Notes:

	Three months ended March 31,
	2024	2023

2026 Convertible Notes:	(In thousands)
Contractual interest expense	$109	$138
Amortization of debt issuance costs	217	296
Total interest expense related to the 2026 Convertible Notes	326	434

2028 Convertible Notes:
Contractual interest expense	313	313
Amortization of debt issuance costs	268	266
Total interest expense related to the 2028 Convertible Notes	581	579
Total interest expense	$907	$1,013

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
The following table sets forth key terms and costs incurred for the Capped Calls related to the Convertible Notes as of March 31, 2024:

	2026 Convertible Notes	2028 Convertible Notes

	(In thousands, except share and per share amounts)
Initial approximate strike price per share, subject to certain adjustments	$91.03	$179.27
Initial cap price per share, subject to certain adjustments	$137.40	$260.76
Net costs incurred	$43,320	$25,500
Class A common stock covered, subject to anti-dilution adjustments	1,922,498	1,394,525
All of the Capped Calls were outstanding as of March 31, 2024.

Notes to Condensed Consolidated Financial Statements (continued)

9. Geographic Information
The Company generates its revenue primarily in North America. Revenue by geographic area is detailed in the table below, which is apportioned based on the destination of the service:

	Three months ended March 31,
	2024	2023

	(In thousands)
North America	$149,462	$115,709
Rest of World	21,571	22,135
Total	$171,033	$137,844

The Company’s long-lived assets were primarily held in North America as of March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023, long-lived assets held outside of North America were $3.6 million and $4.5 million, respectively.

10. Stockholders’ Equity
The Company had reserved shares of Class A common stock for issuance under stock-based award agreements as follows:

	As of March 31,	As of December 31,
	2024	2023
Stock options issued and outstanding	86,631	97,480
Nonvested restricted stock units issued and outstanding	4,725,103	5,066,159
Stock-based awards available for grant under the 2017 Plan	3,078,291	2,330,616
Total	7,890,025	7,494,255

11. Stock-Based Compensation
Stock Options
The following summarizes the stock option activity for the three months ended March 31, 2024:

	Number of options outstanding	Weighted- average exercise price (Per share)	Weighted- average remaining contract life (In years)	Aggregate intrinsic value (In thousands)
Outstanding as of December 31, 2023	97,480	$12.75	2.97	$332
Granted	—	—
Exercised	(10,849)	9.49
Forfeited or expired	—	—
Outstanding as of March 31, 2024	86,631	$13.16	2.84	$494

Options vested and exercisable at March 31, 2024	86,631	$13.16	2.84	$494
Options vested and expected to vest as of March 31, 2024	86,631	$13.16	2.84	$494
As of March 31, 2024, the Company had no unrecognized compensation cost related to non-vested stock options. All outstanding stock options were fully vested prior to December 31, 2022.

Notes to Condensed Consolidated Financial Statements (continued)

Restricted Stock Units
The following summarizes the restricted stock unit (“RSU”) activity for the three months ended March 31, 2024:

	Number of awards outstanding	Weighted-average grant date fair value (Per share)
Nonvested RSUs as of December 31, 2023	5,066,159	$18.41
Granted	633,512	20.69
Vested	(920,435)	28.55
Forfeited	(54,133)	17.70
Nonvested RSUs as of March 31, 2024	4,725,103	$16.74
As of March 31, 2024, total unrecognized compensation cost related to non-vested RSUs was $70.0 million, which will be amortized over a weighted-average period of 2.14 years.
Stock-Based Compensation Expense
The Company recognized total stock-based compensation expense as follows:

	Three months ended March 31,
	2024	2023

	(In thousands)
Cost of revenue	$396	$192
Research and development	5,316	3,141
Sales and marketing	2,166	1,237
General and administrative	4,461	2,808
Total	$12,339	$7,378

12. Commitments and Contingencies
Operating Leases
The Company leases office space under non-cancelable operating lease agreements that expire on various dates through July 2043. As of March 31, 2024, the Company has $490.1 million in future minimum rent payments for its current office space. See Note 5, “Leases,” to the condensed consolidated financial statements, for additional details on the Company’s operating lease commitments.
Contractual Obligations
As of March 31, 2024, the Company has $22.5 million in non-cancellable purchase obligations, consisting of primarily network equipment maintenance and software license contracts, of which $14.9 million will be fulfilled within one year.

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
The Company’s effective tax rate was 2.1% and (647.6)% for the three months ended March 31, 2024 and 2023, respectively. The increase in the effective tax rate is primarily due to near breakeven pre-tax income in the first quarter of 2023 of $0.5 million in relation to the tax benefit resulting from operating losses outside of the U.S.
Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of March 31, 2024, the Company continues to maintain a valuation allowance against its U.S. federal and state net deferred tax assets.
The Company’s effective tax rate for the three months ended March 31, 2024 differed from the federal statutory tax rate of 21% in the U.S. primarily due to a valuation allowance recorded against U.S. federal and state net deferred tax assets.

Notes to Condensed Consolidated Financial Statements (continued)

14. Basic and Diluted (Loss) Income per Common Share
Basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding during the period. The Company is in a net loss position for the three months ended March 31, 2024, and therefore diluted shares equals basic shares.
The components of basic and diluted (loss) income per share are as follows:

	Three months ended March 31,
	2024	2023

	(In thousands, except share and per share amounts)
Earnings per share
Net (loss) income attributable to common stockholders	$(9,233)	$3,611
Net (loss) income per share:
Basic	$(0.35)	$0.14
Diluted	$(0.35)	$(0.28)
Numerator used to compute net (loss) income per share:
Basic	$(9,233)	$3,611
Net gain on extinguishment of debt, net of taxes	—	(12,707)
Interest expense on convertible notes, net of taxes	—	1,009
Diluted (1)	$(9,233)	$(8,087)
Weighted average number of common shares outstanding:
Basic	26,493,802	25,448,452
Convertible debt conversion	—	3,824,806
Diluted	26,493,802	29,273,258
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
The following common share equivalents were excluded from the weighted average shares used to calculate net (loss) income per common share because their effects would have been anti-dilutive:

	As of March 31,
	2024	2023
Stock options issued and outstanding	86,631	136,479
Restricted stock units issued and outstanding	4,725,103	2,475,656
Convertible senior notes	3,317,023	3,824,806
Total	8,128,757	6,436,941

Notes to Condensed Consolidated Financial Statements (continued)

15. Subsequent Events
Credit Agreement Amendment
On May 1, 2024, the Company entered into an amendment (the “Credit Agreement Amendment”) to the credit agreement (as amended, the “Credit Agreement”) among the Company, as borrower, certain subsidiaries of the Company, as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent, swingline lender and letters of credit issuer, with BofA Securities, Inc. and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Bookrunners. Effective as of May 1, 2024, the Credit Agreement was amended to:
•increase the aggregate revolving credit commitments from $50.0 million to $100.0 million;
•increase the swingline sublimit from $5.0 million to $10.0 million;
•increase from $75.0 million to $82.5 million the minimum liquidity (which includes the amount of undrawn borrowing commitments available under the Credit Agreement) the Company is required to maintain, tested (a) as of the end of any fiscal quarter and (b) as of each incurrence of certain actions in reliance on negative covenant baskets that are subject to a minimum liquidity condition; and
•extend the maturity date to the earlier of May 1, 2029 (previously August 1, 2028) or the date that is 91 days prior to the scheduled maturity date or mandatory conversion date of any of the Company’s outstanding convertible notes.
Except as described above, the terms of any loans under the Credit Agreement are unmodified and remain in full force and effect.
Repurchase of 2026 Convertible Notes
On May 7, 2024, the Company announced that it has entered into separate, privately negotiated repurchase agreements with a limited number of holders of its 0.250% Convertible Senior Notes due 2026 (the “Repurchases”) to repurchase approximately $140.0 million aggregate principal amount of the Notes for approximately $127.5 million, excluding customary transaction fees.
The repurchase price payable by Bandwidth will be paid in cash.
The Company has previously entered into capped call transactions with certain financial institutions in connection with the Notes. All of these transactions are expected to remain in effect notwithstanding the Repurchases.
The Repurchases are expected to close on May 9, 2024, subject to the satisfaction of customary closing conditions. Following such closings, approximately $35.0 million principal amount of the Notes will remain outstanding.

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
For the three months ended March 31, 2024 and 2023, total revenue was $171 million and $138 million, respectively, representing an increase of 24%. For the three months ended March 31, 2024 and 2023, net loss was $9 million and net income was $4 million, respectively.

Management’s Discussion and Analysis
Key Performance Indicator
We monitor the following key performance indicator (“KPI”) to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. We believe the following KPI is useful in evaluating our business:

	Three months ended March 31,
	2024	2023

Net retention rate	107%	109%

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
For the three months ended March 31, 2024 and 2023, we generated 74% and 72%, respectively, of our cloud communications revenue from reoccurring sources. The large bulk of our remaining cloud communications revenue is generated from recurring monthly charges.
We recognize accounts receivable at the time the customer is invoiced. Additionally, we record a receivable for unbilled revenue if services have been delivered and are billable in subsequent periods. Unbilled revenue made up 54% and 59% of outstanding accounts receivable, net of allowance for doubtful accounts, as of March 31, 2024 and 2023, respectively.

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

Management’s Discussion and Analysis
Income Taxes
For the three months ended March 31, 2024 and 2023, our effective tax rate was 2.1% and (647.6)% respectively. The increase in our effective tax rate from 2023 to 2024 is primarily due to near breakeven pre-tax income in the first quarter of 2023 of less than $1 million in relation to the tax benefit resulting from operating losses outside of the U.S.
Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of March 31, 2024, we continue to maintain a valuation allowance against our U.S. federal and state net deferred tax assets.

Management’s Discussion and Analysis
Results of Operations
The following table sets forth the condensed consolidated statements of operations for the periods indicated.

	Three months ended March 31,
	2024	2023

	(In thousands)
Revenue	$171,033	$137,844
Cost of revenue	105,549	82,191
Gross profit	65,484	55,653
Operating expenses
Research and development	28,912	25,661
Sales and marketing	29,139	25,029
General and administrative	17,849	16,719
Total operating expenses	75,900	67,409
Operating loss	(10,416)	(11,756)
Other income, net
Net gain on extinguishment of debt	—	12,767
Interest income (expense), net	633	(914)
Other income, net	350	386
Total other income, net	983	12,239
(Loss) income before income taxes	(9,433)	483
Income tax benefit	200	3,128
Net (loss) income	$(9,233)	$3,611
The following table sets forth our results of operations as a percentage of our total revenue for the periods presented. *

	Three months ended March 31,
	2024	2023
Revenue	100%	100%
Cost of revenue	62%	60%
Gross profit	38%	40%
Operating expenses
Research and development	17%	19%
Sales and marketing	17%	18%
General and administrative	10%	12%
Total operating expenses	44%	49%
Operating loss	(6)%	(9)%
Other income, net
Net gain on extinguishment of debt	—%	9%
Interest income (expense), net	—%	(1)%
Other income, net	—%	—%
Total other income, net	1%	9%
(Loss) income before income taxes	(6)%	—%
Income tax benefit	—%	2%
Net (loss) income	(5)%	3%
(*) Columns may not foot due to rounding.

Management’s Discussion and Analysis
Comparison of the three months ended March 31, 2024 and 2023
Revenue

	Three months ended March 31,
	2024	2023	Change

	(Dollars in thousands)
Cloud communications	$128,485	$114,434	$14,051	12%
Messaging surcharges	42,548	23,410	19,138	82%
Revenue	$171,033	$137,844	$33,189	24%
For the three months ended March 31, 2024, our cloud communications revenue increased by $14 million, or 12%, compared with the same period in 2023. This growth was primarily the result of higher sales across all product categories including voice, phone numbers, 911 enabled phone number services, and messaging.
For the three months ended March 31, 2024, our revenue from messaging surcharges increased by $19 million, or 82%, compared with the same period in 2023. This growth was driven by higher overall messaging traffic, campaign related product mix dynamics resulting in higher MMS traffic and more expensive per message MMS surcharges, and new fees imposed by certain carriers for unregistered traffic.
Cost of Revenue and Gross Margin

	Three months ended March 31,
	2024	2023	Change

	(Dollars in thousands)
Cost of revenue	$105,549	$82,191	$23,358	28%
Gross profit	$65,484	$55,653	$9,831	18%
Total gross margin	38%	40%
For the three months ended March 31, 2024, total cost of revenue increased by $23 million, compared with the same period in 2023, driven by higher pass-through messaging surcharges of $19 million. The combination of changes in total revenue and total cost of revenue yielded gross profit of $65 million, which increased $10 million from the same period in 2023, driven by higher revenue across all product categories
Our total gross margin percentage of 38% for the three months ended March 31, 2024, declined by 2%, compared with the same period in 2023, driven by higher pass-through messaging surcharges within the total revenue mix.
Operating Expenses

	Three months ended March 31,
	2024	2023	Change

	(Dollars in thousands)
Research and development	$28,912	$25,661	$3,251	13%
Sales and marketing	29,139	25,029	4,110	16%
General and administrative	17,849	16,719	1,130	7%
Total operating expenses	$75,900	$67,409	$8,491	13%
As a percentage of revenue, total operating expenses for the three months ended March 31, 2024 and 2023 were 44% and 49%, respectively.

Management’s Discussion and Analysis
For the three months ended March 31, 2024, research and development expenses increased by $3 million, or 13%, compared with the same period in 2023. This increase was primarily due to higher facilities and depreciation expenses in support of our expanding research and development capabilities.
For the three months ended March 31, 2024, sales and marketing expenses increased by $4 million, or 16%, compared with the same period in 2023, primarily due to higher facilities and depreciation expenses in support of our sales force.
For the three months ended March 31, 2024, general and administrative expenses increased by $1 million, or 7%, compared with the same period in 2023, driven by higher headcount expenses which were partially offset by lower corporate administrative expenses.
Interest Income (Expense), Net
For the three months ended March 31, 2024, interest income, net of expense increased by $2 million, compared with the same period in 2023, due to lower interest expense of $1 million as a result of the 2026 Convertible Notes repurchases of approximately $65 million in March 2023 and higher interest income of $1 million from higher interest rates on invested cash.
Income Tax Benefit
Our income tax provision or benefit for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items that occurred in the quarter.
For the three months ended March 31, 2024, we recognized an income tax benefit of less than $1 million, a decrease of $3 million, compared with the same period in 2023. The resulting effective tax rate for the quarterly period ended March 31, 2024 was 2.1% compared with (647.6)% in 2023. For the quarterly period ended March 31, 2024, the change to the effective tax rate was primarily due to near breakeven pre-tax income in the first quarter of 2023 of less than $1 million in relation to the tax benefit resulting from operating losses outside of the U.S.
For the three months ended March 31, 2024, the effective tax rate of 2.1% differed from the federal statutory tax rate of 21% in the U.S. primarily due to a valuation allowance recorded against U.S. federal and state net deferred tax assets.
For the three months ended March 31, 2023, the effective tax rate of (647.6)% differed from the federal statutory rate of 21% in the U.S. primarily due to near breakeven pre-tax income of less than $1 million in relation to the tax benefit resulting from operating losses outside of the U.S.
Most of the permanent tax adjustments within our effective tax rate are offset by a valuation allowance. These adjustments include state taxes, federal research tax credits under Internal Revenue Code Section 41, equity compensation in the U.S. and other non-deductible expenditures in the U.S. Excluding the impact of the valuation allowance, we realized an estimated state effective tax rate of 4.4% for the quarterly period ended March 31, 2024. In addition, exclusive of the valuation allowance, we continue to generate income tax benefits in the current period related to income tax credits recognized for qualified research activities in the U.S. The applicable federal tax laws and regulations define qualified research activities as research and development activities conducted in the U.S. that involve a process of experimentation designed to discover new information intended to develop a new or improved business component. Absent the valuation allowance, equity compensation also impacts the effective tax rate to the extent the income tax deduction exceeds or is below the related book expense, as required under ASC 718-740-35-2. Other U.S. non-deductible expenses that are offset by the valuation allowance consist primarily of non-deductible executive compensation under Internal Revenue Code Section 162(m).
Permanent tax adjustments within our effective tax rate that are not offset by the valuation allowance include federal and state tax payable, foreign tax benefits and foreign rate differentials. As we continue to scale our international business, any changes to foreign business activity may impact our effective tax rate in the future.

Management’s Discussion and Analysis
We continue to expect recurring changes to the valuation allowance as deferred tax assets within the U.S. increase or decrease in subsequent periods. We will maintain a valuation allowance against all U.S. federal and state deferred tax assets until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized.
Liquidity and Capital Resources
Our liquidity is provided by our cash flow from operations less expenditures for capital equipment, and supplemented by financing activities from time to time. Our cash flow from operations is driven by monthly payments from customers for communication services consumed during the period. Our primary uses of cash include operating costs, such as fees paid to other network service providers, network operations costs, personnel costs and facility expenses, as well as the purchase of property, plant and equipment to support growth on our communications platform. As of March 31, 2024, we had cash and cash equivalents of $105 million and marketable securities of $42 million.
On August 1, 2023, we entered into the Credit Agreement, which provides for a $50 million Credit Facility, including a $15 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $5 million. The Credit Facility has an accordion feature that allows for an increase in the total borrowing size up to $25 million, subject to certain conditions. See Note 8, “Debt,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the Credit Agreement.
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
Our principal future commitments consist of (i) an aggregate of $425 million in Convertible Notes (see Note 8, “Debt,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of the 2026 Convertible Notes and the 2028 Convertible Notes), (ii) $490 million in future minimum rent payments for our current office space, including a $482 million non-cancelable lease for our new corporate headquarters, which commenced in the third quarter of 2023 and which will continue for an initial twenty (20) year term, and (iii) $22 million in non-cancelable purchase obligations and future minimum payments under contracts to various service providers (see Note 12, “Commitments and Contingencies,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on future contractual obligations).

Management’s Discussion and Analysis
Statement of Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
	2024	2023

	(In thousands)
Net cash provided by (used in) operating activities	$2,465	$(6,354)
Net cash (used in) provided by investing activities	(27,006)	28,961
Net cash used in financing activities	(1,807)	(52,062)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(394)	308
Net decrease in cash, cash equivalents, and restricted cash	$(26,742)	$(29,147)
Cash Flows from Operating Activities
For the three months ended March 31, 2024, net cash provided by operating activities was $2 million and was generated by our aggregate results of $16 million during the period, net of (1) non-cash items comprising depreciation and amortization, non-cash reduction to the right-of-use asset, amortization of debt discount and issuance costs, stock-based compensation, deferred taxes and other, and (2) a $14 million cash outflow from lower operating liabilities and higher operating assets.
Within operating liabilities, the net cash provided as a result of higher accrued expenses and other liabilities of $7 million during 2024 was driven by higher general accrued expenses due to timing of incurred expenses and partially offset by lower advanced billings. The cash outflow related to the operating right-of-use liability was $1 million. This was partially offset by cash used by accounts payable of $9 million and was primarily related to the timing and amounts of purchases of both services and tangible goods and their related payment arrangements.
Within operating assets, the net cash used as a result of higher accounts receivable of $11 million during 2024 was driven by higher unbilled receivables balances arising from higher usage amounts in the last month of the first quarter. This was partially offset by cash provided as a result of lower prepaid expenses and other assets of $1 million during 2024 from a lower income tax receivable.
Cash Flows from Investing Activities
For the three months ended March 31, 2024, net cash used in investing activities was $27 million. Cash used in investing activities was driven by the purchase of marketable securities of $22 million to benefit from the favorable interest rate environment. Additionally, cash used for the purchase of property, plant and equipment was $3 million and cash used for capitalized software development costs was $4 million, driven by investments in the communications platform.
Cash Flows from Financing Activities
For the three months ended March 31, 2024, net cash used in financing activities was $2 million, consisting primarily of cash paid to cover tax liabilities of vested company issued equity awards.

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

Management’s Discussion and Analysis

	Three months ended March 31,
	2024	2023

	(Dollars in thousands)
Gross Profit	$65,484	$55,653
Gross Profit Margin %	38%	40%
Depreciation	4,778	3,529
Amortization of acquired intangible assets	1,959	1,945
Stock-based compensation	396	192
Non-GAAP Gross Profit	$72,617	$61,319
Non-GAAP Gross Margin % (1)	57%	54%
________________________
(1) Calculated by dividing Non-GAAP gross profit by cloud communications revenue of $128 million and $114 million in the three months ended March 31, 2024 and 2023, respectively.
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

Management’s Discussion and Analysis

	Three months ended March 31,
	2024	2023

	(In thousands, except share and per share amounts)
Net (loss) income	$(9,233)	$3,611
Stock-based compensation	12,339	7,378
Amortization of acquired intangibles	4,361	4,274
Amortization of debt discount and issuance costs for convertible debt	485	562
Net cost associated with early lease terminations and leases without economic benefit	1,156	—
Net gain on extinguishment of debt	—	(12,767)
Non-recurring items not indicative of ongoing operations and other (1)	80	559
Estimated tax effects of adjustments (2)	(1,368)	(2,427)
Non-GAAP net income	$7,820	$1,190
Interest expense on Convertible Notes (3)	317	338
Numerator used to compute Non-GAAP diluted net income per share	$8,137	$1,528

Net (loss) income per share
Basic	$(0.35)	$0.14
Diluted	$(0.35)	$(0.28)

Non-GAAP net income per Non-GAAP share
Basic	$0.30	$0.05
Diluted	$0.27	$0.05

Weighted average number of shares outstanding
Basic	26,493,802	25,448,452
Diluted	26,493,802	29,273,258

Non-GAAP basic shares	26,493,802	25,448,452
Convertible debt conversion	3,317,023	3,824,806
Stock options issued and outstanding	30,602	78,341
Nonvested RSUs outstanding	731,127	—
Non-GAAP diluted shares	30,572,554	29,351,599
________________________
(1) Non-recurring items not indicative of ongoing operations and other include $0.1 million of losses on disposals of property, plant and equipment during the three months ended March 31, 2024, and $0.4 million of expense resulting from the early termination of our undrawn SVB credit facility and $0.2 million of losses on disposals of property, plant and equipment during the three months ended March 31, 2023.
(2) The estimated tax-effect of adjustments is determined by recalculating the tax provision on a Non-GAAP basis. The Non-GAAP effective income tax rate was 13.0% and (143.4)% for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, the Non-GAAP effective income tax rate differed from the federal statutory tax rate of 21% in the U.S. primarily due to the research and development tax credits generated in 2024. We analyze the Non-GAAP valuation allowance position on a quarterly basis. In the fourth quarter of 2022, we removed the valuation allowance against all U.S. deferred tax assets for Non-GAAP purposes as a result of cumulative Non-GAAP U.S. income over the past three years and a significant depletion of net operating loss and tax credit carryforwards on a Non-GAAP basis. As of March 31, 2024, we have no valuation allowance against our remaining deferred tax assets for Non-GAAP purposes.
(3) Non-GAAP net income is increased for interest expense as part of the calculation for diluted Non-GAAP earnings per share.

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

	Three months ended March 31,
	2024	2023

	(In thousands)
Net (loss) income	$(9,233)	$3,611
Income tax benefit	(200)	(3,128)
Interest (income) expense, net	(633)	914
Depreciation	8,053	4,620
Amortization	4,361	4,274
Stock-based compensation	12,339	7,378
Net cost associated with early lease terminations and leases without economic benefit	1,156	—
Net gain on extinguishment of debt	—	(12,767)
Non-recurring items not indicative of ongoing operations and other (1)	80	157
Adjusted EBITDA	$15,923	$5,059
________________________
(1) Non-recurring items not indicative of ongoing operations and other include $0.1 million and $0.2 million of losses on disposals of property, plant and equipment during the three months ended March 31, 2024 and 2023, respectively.

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

	Three months ended March 31,
	2024	2023

	(In thousands)
Net cash provided by (used in) operating activities	$2,465	$(6,354)
Net cash used in investing in capital assets (1)	(6,872)	(4,546)
Free cash flow	$(4,407)	$(10,900)
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
There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates disclosed in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2024 (the “Annual Report”).

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
Interest Rate Risk
Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents of $105 million and marketable securities of $42 million as of March 31, 2024, which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of interest bearing checking and direct deposit accounts, and money market accounts. Marketable securities consist of time deposits and commercial paper not otherwise classified as cash equivalents.
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
On August 1, 2023, we entered into the Credit Agreement, which provides for a $50 million Credit Facility. Interest on borrowings under the Credit Facility accrues at an annual rate tied to a base rate or the SOFR, at our election. Loans based on SOFR bear interest at a rate equal to term SOFR for the applicable interest period plus 10 basis points plus an applicable margin between 2.25% and 2.75%, and loans based on the base rate bear interest at a rate equal to the base rate plus an applicable margin between 1.25% and 1.75%, in each case of the foregoing, depending upon our consolidated EBITDA for the most recent period of four consecutive fiscal quarters for which financial statements have been delivered under the Credit Agreement. As a result, we are exposed to interest rate risk as we make draws on the Credit Facility. As of March 31, 2024, there were no outstanding borrowings.
As of March 31, 2024, we had a gross carrying amount of $175 million and $250 million outstanding from our 2026 Convertible Notes and 2028 Convertible Notes, respectively. As the Convertible Notes have a fixed annual interest rate, we have no financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change. Additionally, the fair value can be affected when the market price of our common stock fluctuates. We carry the Convertible Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.

Foreign Currency Risk
The functional currencies of our foreign subsidiaries are the respective local currencies of the jurisdictions in which they operate, which are primarily the Euro and the British Pound. Approximately 13% and 16% of our total revenue was generated outside North America for the three months ended March 31, 2024 and 2023, respectively. The majority of our revenues and operating expenses are denominated in U.S. dollars, and therefore are not currently subject to significant foreign currency risk. Our subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the year. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive loss within stockholders’ equity. Gains or losses due to transactions in foreign currencies are included in other income, net in our condensed consolidated statements of operations. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currencies result in increased revenue and operating expenses for our rest of world operations. Similarly, our revenue and operating expenses for our rest of world operations decrease if the U.S. dollar strengthens against foreign currencies. A hypothetical 10% adverse change in foreign currency exchange rates would have adversely impacted our net loss for the quarterly period ended March 31, 2024 by approximately $0.8 million.

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
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Prior to our initial public offering, there was no public market for shares of our Class A common stock. On November 10, 2017, we sold shares of our Class A common stock to the public at $20.00 per share. From November 10, 2017, the date that our Class A common stock began trading on the NASDAQ Global Select Market, through March 31, 2024, the trading price of our Class A common stock has ranged from $9.20 per share to $198.61 per share. The trading price of our Class A common stock may continue to be volatile and could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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

Item 5. Other Information
The following table describes any contracts, instructions or written plans for the sale or purchase of our securities adopted by our directors or executive officers during the six months ended March 31, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan	Aggregate Number of Securities to be Purchased or Sold

David A. Morken Chairman and Chief Executive Officer	a. 3/14/2024 b. 3/14/2024	a. 3/31/2025 b. 3/1/2025
a. Covers the sale of up to 1,793 shares of Class A common stock, and up to 55,597 shares of Class B common stock, at a price of $75.00 per share.
b. Covers the sale of up to 787,698 shares of Class B common stock held by Hazel-Rah III, LLC at prices ranging from $75.00 to $125.00 per share.

Kade Ross Chief Information Officer	12/7/2023	10/28/2024	Covers the sale of up to 17,000 shares of Class A common stock.

Item 6. Exhibits

Exhibit Index

Exhibit number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation.	10-Q	001-38285	3.1	12/14/2017
3.2	Third Amended and Restated Bylaws.	8-K	001-38285	3.1	11/2/2023
10.1	First Amendment to Credit Agreement among Bandwidth Inc., certain subsidiaries of Bandwidth Inc., the several lenders from time to time party thereto, and Bank of America, N.A., dated as of May 1, 2024.				Filed herewith
31.1	Certificate of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
101.INS	XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.				Filed herewith
101.SCH	XBRL Taxonomy Schema Document.				Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith
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

BANDWIDTH INC.

Date:	May 7, 2024	By:	/s/ David A. Morken
David A. Morken
Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2024	By:	/s/ Daryl E. Raiford
Daryl E. Raiford
Chief Financial Officer
(Principal Financial Officer)

Date:	May 7, 2024	By:	/s/ Devin M. Krupka
Devin M. Krupka
Senior Vice President, Corporate Controller
(Principal Accounting Officer)