Form 10-Q
period 2024-06-30
Bandwidth Inc.
filed 2024-08-01
CIK 1514416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of July 29, 2024, 25,340,464 shares of the registrant’s Class A common stock and 1,958,028 shares of registrant’s Class B common stock were outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
BANDWIDTH INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	As of June 30,	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$62,044	$131,987
Marketable securities	14,399	21,488
Accounts receivable, net of allowance for doubtful accounts	85,576	78,155
Deferred costs	3,871	4,155
Prepaid expenses and other current assets	15,492	16,990
Total current assets	181,382	252,775
Property, plant and equipment, net	173,400	177,864
Operating right-of-use asset, net	155,484	157,507
Intangible assets, net	155,966	166,914
Deferred costs, non-current	4,800	4,586
Other long-term assets	4,851	5,530
Goodwill	326,220	335,872
Total assets	$1,002,103	$1,101,048
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$31,933	$34,208
Accrued expenses and other current liabilities	69,256	69,014
Current portion of deferred revenue	7,685	8,059
Advanced billings	4,111	6,027
Operating lease liability, current	3,478	5,463
Line of credit, current portion	40,000	—
Total current liabilities	156,463	122,771
Other liabilities	354	386
Operating lease liability, net of current portion	220,497	220,548
Deferred revenue, net of current portion	8,142	8,406
Deferred tax liability	28,540	33,021
Convertible senior notes	280,660	418,526
Total liabilities	694,656	803,658
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Class A voting common stock: $0.001 par value; 100,000,000 shares authorized; 25,271,966 and 24,206,140 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	25	24
Class B voting common stock: $0.001 par value; 20,000,000 shares authorized; 1,958,028 shares issued and outstanding as of June 30, 2024 and December 31, 2023	2	2
Additional paid-in capital	418,503	391,048
Accumulated deficit	(70,068)	(64,890)
Accumulated other comprehensive loss	(41,015)	(28,794)
Total stockholders’ equity	307,447	297,390
Total liabilities and stockholders’ equity	$1,002,103	$1,101,048
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Revenue	$173,602	$145,874	$344,635	$283,718
Cost of revenue	108,773	86,919	214,322	169,110

Gross profit	64,829	58,955	130,313	114,608
Operating expenses
Research and development	28,132	24,852	57,044	50,513
Sales and marketing	26,066	25,754	55,205	50,783
General and administrative	16,705	15,868	34,554	32,587
Total operating expenses	70,903	66,474	146,803	133,883

Operating loss	(6,074)	(7,519)	(16,490)	(19,275)
Other income, net
Net gain on extinguishment of debt	10,267	—	10,267	12,767
Gain on business interruption insurance recoveries	—	4,000	—	4,000
Other (expense) income, net	(469)	(218)	514	(746)
Total other income, net	9,798	3,782	10,781	16,021

Income (loss) before income taxes	3,724	(3,737)	(5,709)	(3,254)
Income tax benefit (provision)	331	(153)	531	2,975
Net income (loss)	$4,055	$(3,890)	$(5,178)	$(279)

Net income (loss) per share:
Basic	$0.15	$(0.15)	$(0.19)	$(0.01)
Diluted	$(0.17)	$(0.15)	$(0.19)	$(0.01)

Numerator used to compute net income (loss) per share:
Basic	$4,055	$(3,890)	$(5,178)	$(279)
Diluted	$(5,043)	$(3,890)	$(5,178)	$(279)

Weighted average number of common shares outstanding:
Basic	27,079,333	25,555,219	26,786,568	25,502,131
Diluted	29,500,598	25,555,219	26,786,568	25,502,131
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income (loss)	$4,055	$(3,890)	$(5,178)	$(279)
Other comprehensive (loss) income
Unrealized gain on marketable securities, net of income taxes	117	54	126	126
Foreign currency translation, net of income taxes	(3,007)	234	(12,347)	7,881
Total other comprehensive (loss) income	(2,890)	288	(12,221)	8,007
Total comprehensive income (loss)	$1,165	$(3,602)	$(17,399)	$7,728
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

BANDWIDTH INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Class A voting common stock		Class B voting common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Equity awards withheld for tax liability	(116,747)	—	—	—	(2,267)	—	—	(2,267)
Unrealized gain on marketable securities	—	—	—	—	—	9	—	9
Foreign currency translation	—	—	—	—	—	(9,340)	—	(9,340)
Stock-based compensation	—	—	—	—	21,536	—	—	21,536
Net loss	—	—	—	—	—	—	(9,233)	(9,233)
Balance at March 31, 2024	25,020,677	25	1,958,028	2	410,420	(38,125)	(74,123)	298,199
Exercises of vested stock options	1,625	—	—	—	16	—	—	16
Vesting of restricted stock units	251,015	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(1,351)	—	—	—	(24)	—	—	(24)
Unrealized gain on marketable securities	—	—	—	—	—	117	—	117
Foreign currency translation	—	—	—	—	—	(3,007)	—	(3,007)
Stock-based compensation	—	—	—	—	8,091	—	—	8,091
Net income	—	—	—	—	—	—	4,055	4,055
Balance at June 30, 2024	25,271,966	$25	1,958,028	$2	$418,503	$(41,015)	$(70,068)	$307,447
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(5,178)	$(279)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	24,714	18,692
Non-cash reduction to the right-of-use asset	2,007	3,242
Amortization of debt discount and issuance costs	962	1,485
Stock-based compensation	23,699	15,383
Deferred taxes and other	(4,116)	(5,225)
Net gain on extinguishment of debt	(10,267)	(12,767)
Gain on business interruption insurance recoveries	—	(4,000)
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(7,642)	3,712
Prepaid expenses and other assets	1,886	(957)
Accounts payable	(1,112)	(6,171)
Accrued expenses and other liabilities	3,968	(12,464)
Operating right-of-use liability	(2,020)	(3,919)
Net cash provided by (used in) operating activities	26,901	(3,268)
Cash flows from investing activities
Purchase of property, plant and equipment	(7,145)	(3,859)
Capitalized software development costs	(5,843)	(5,001)
Purchase of marketable securities	(31,096)	(40,625)
Proceeds from sales and maturities of marketable securities	38,312	81,233
Proceeds from sale of business	469	835
Net cash (used in) provided by investing activities	(5,303)	32,583
Cash flows from financing activities
Borrowings on line of credit	65,000	—
Repayments on line of credit	(25,000)	—
Payments on finance leases	(44)	(90)
Net cash paid for debt extinguishment	(128,451)	(51,259)
Payment of debt issuance costs	(354)	—
Proceeds from exercises of stock options	119	413
Value of equity awards withheld for tax liabilities	(2,290)	(1,000)
Net cash used in financing activities	(91,020)	(51,936)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(608)	27
Net decrease in cash, cash equivalents, and restricted cash	(70,030)	(22,594)
Cash, cash equivalents, and restricted cash, beginning of period	132,307	114,622
Cash, cash equivalents, and restricted cash, end of period	$62,277	$92,028

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$62,044	$91,824
Restricted cash included in prepaid expenses and other current assets	233	204
Total cash, cash equivalents, and restricted cash, end of period	$62,277	$92,028

Supplemental disclosure of cash flow information
Cash received from interest	$(762)	$(417)
Cash paid for taxes, net	$3,020	$2,593

Supplemental disclosure of noncash investing and financing activities
Purchase of property, plant and equipment, accrued but not paid	$4,459	$2,924
Purchase of property and equipment through lease incentive	$—	$53,125
Purchase of property and equipment through use of escrow deposits	$—	$20,000
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
Marketable Securities
The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. The Company may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies investments with maturities greater than 90 days as marketable securities in the accompanying condensed consolidated balance sheets. The Company evaluates its investments to assess whether the amortized cost basis is in excess of estimated fair value and determines what amount of that difference, if any, is caused by expected credit losses. Allowances for credit losses are recognized as a charge in other income, net on the condensed consolidated statements of operations, and any remaining unrealized losses are included in accumulated other comprehensive loss on the condensed consolidated balance sheets. Due to the nature and investment grade of the Company’s marketable securities, there were no credit losses recorded for the three and six months ended June 30, 2024. There have been no impairment charges for any unrealized losses during the period.
Accounts Receivable and Current Expected Credit Losses
Accounts receivable are stated at realizable value, net of allowances, which includes an allowance for doubtful accounts and a reserve for expected credit losses. The allowance for doubtful accounts is based on management’s assessment of the collectability of its customer accounts. The Company regularly reviews the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, current economic trends, and reasonable and supportable forecasts about the future. Relevant risk characteristics include customer size and historical loss patterns. Management has evaluated the expected credit losses related to trade accounts receivable and determined that an allowance of approximately $2.8 million and $1.1 million for uncollectible accounts and customer balances that are disputed was required as of June 30, 2024 and December 31, 2023, respectively. Refer to Note 4, “Financial Statement Components” to these condensed consolidated financial statements, for a rollforward of the components of the allowances for the three and six months ended June 30, 2024 and 2023.
The Company includes unbilled receivables in its accounts receivable balance. Generally, these receivables represent earned revenue from services provided to customers, which will be billed in the next billing cycle. All amounts are considered collectible and billable. As of June 30, 2024 and December 31, 2023, unbilled receivables were $47.2 million and $43.6 million, respectively.
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
With regard to customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As of June 30, 2024 and December 31, 2023, no individual customer represented more than 10% of the Company’s accounts receivable, net of allowance for doubtful accounts.
For the three and six months ended June 30, 2024 and 2023, no individual customer represented more than 10% of the Company’s revenue.

Notes to Condensed Consolidated Financial Statements (continued)

Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on its financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). The amendments also require entities on an annual basis to disclose disaggregated amounts of income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on its financial statements.

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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value as of June 30, 2024 and December 31, 2023 because of the relatively short duration of these instruments. Marketable securities consist of time deposits and commercial paper not otherwise classified as cash equivalents. All marketable securities are considered to be available-for-sale and are recorded at their estimated fair values. Unrealized gains and losses for available-for-sale securities are recorded in accumulated other comprehensive loss.

Notes to Condensed Consolidated Financial Statements (continued)

The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following tables summarize the Company’s financial assets measured at fair value as of June 30, 2024 and December 31, 2023:

	Amortized cost or carrying value	Unrealized gains	Unrealized losses	Fair value measurements on a recurring basis June 30, 2024
				Level 1	Level 2	Level 3	Total

	(In thousands)
Financial assets:
Cash and cash equivalents:
Money market account	$33,605	$—	$—	$33,605	$—	$—	$33,605
Commercial paper	19,586	—	—	19,586	—	—	19,586
Total included in cash and cash equivalents	53,191	—	—	53,191	—	—	53,191
Marketable securities:
Commercial paper	14,207	192	—	14,399	—	—	14,399
Total marketable securities	14,207	192	—	14,399	—	—	14,399
Total financial assets	$67,398	$192	$—	$67,590	$—	$—	$67,590

	Amortized cost or carrying value	Unrealized gains	Unrealized losses	Fair value measurements on a recurring basis December 31, 2023
				Level 1	Level 2	Level 3	Total

	(In thousands)
Financial assets:
Cash and cash equivalents:
Money market account	$120,724	$—	$—	$120,724	$—	$—	$120,724
Total included in cash and cash equivalents	120,724	—	—	120,724	—	—	120,724
Marketable securities:
Time deposits	20,000	—	—	20,000	—	—	20,000
Commercial paper	1,422	66	—	1,488	—	—	1,488
Total marketable securities	21,422	66	—	21,488	—	—	21,488
Total financial assets	$142,146	$66	$—	$142,212	$—	$—	$142,212
The Company classifies its marketable securities as current assets as they are available for current operating needs. The following table summarizes the contractual maturities of marketable securities as of June 30, 2024:

	Amortized cost	Aggregate fair value

	(In thousands)
Financial assets:
Less than one year	$14,207	$14,399
Total	$14,207	$14,399
As of June 30, 2024, the marketable securities were in an unrealized gain position. The Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. As of June

Notes to Condensed Consolidated Financial Statements (continued)

30, 2024, the Company anticipates that it will recover the entire amortized cost basis of its marketable securities before maturity.
During the three and six months ended June 30, 2024, there were $36.9 million and $38.3 million, respectively, in maturities of marketable securities. There were no proceeds from sales of marketable securities for the three and six months ended June 30, 2024. There were $16.7 million and $42.9 million in maturities from marketable securities for the three and six months ended June 30, 2023, respectively. Proceeds from sales of marketable securities were $20.6 million and $38.3 million for the three and six months ended June 30, 2023, respectively. The Company determines realized gains and losses on sale of marketable securities using the specific identification method and records such gains and losses in other (expense) income, net on the condensed consolidated statements of operations. Interest earned on marketable securities was $0.2 million and $0.6 million for the three and six months ended June 30, 2024, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2023, respectively. The interest is recorded in other income, net, on the accompanying condensed consolidated statements of operations. Accrued interest receivable is recorded in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.
As of June 30, 2024, the fair value of the 2026 Convertible Notes and 2028 Convertible Notes, as further described in Note 8, “Debt,” to these condensed consolidated financial statements, was approximately $31.4 million and $185.4 million, respectively. As of December 31, 2023, the fair value of the 2026 Convertible Notes and the 2028 Convertible Notes was approximately $145.5 million and $157.6 million, respectively. The fair value was determined based on the closing price for the Convertible Notes on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.

4. Financial Statement Components
Accounts receivable, net of allowances consist of the following:

	As of June 30,	As of December 31,
	2024	2023

	(In thousands)
Trade accounts receivable	$40,763	$35,612
Unbilled accounts receivable	47,161	43,631
Allowance for doubtful accounts and reserve for expected credit losses	(2,843)	(1,128)
Other accounts receivable	495	40
Total accounts receivable, net	$85,576	$78,155
Components of allowance for doubtful accounts and reserve for expected credit losses are as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(In thousands)
Balance, beginning of period	$(2,508)	$(1,382)	$(1,128)	$(1,191)
Charged to bad debt expense, net of reversals	(419)	(421)	(1,876)	(725)
Deductions (1)	78	156	138	304
Impact of foreign currency translation	6	31	23	(4)
Balance, end of period	$(2,843)	$(1,616)	$(2,843)	$(1,616)
________________________
(1) Write-off of uncollectible accounts after all collection efforts have been exhausted.

Notes to Condensed Consolidated Financial Statements (continued)

Accrued expenses and other current liabilities consisted of the following:

	As of June 30,	As of December 31,
	2024	2023

	(In thousands)
Accrued expense	$46,693	$40,731
Accrued compensation and benefits	12,596	19,142
Accrued sales, use, VAT and telecommunications related taxes	8,903	8,467
Other accrued expenses	1,064	674
Total accrued expenses and other current liabilities	$69,256	$69,014
5. Leases
The Company primarily leases facilities for office space under non-cancelable operating leases for its U.S. and international locations. As of June 30, 2024, non-cancelable leases expire on various dates between 2024 and 2043, some of which include options to extend the leases for up to 20 years.
The lease expense recorded in the condensed consolidated statements of operations is comprised of operating lease costs of $5.7 million and $11.8 million for the three and six months ended June 30, 2024, respectively, and $1.8 million and $3.5 million for the three and six months ended June 30, 2023, respectively.
Other supplemental information related to operating leases were as follows:

	Six months ended June 30,
	2024	2023

Weighted average remaining lease term (in years)	18.92	2.00

Weighted average discount rate	8.77%	4.82%
Maturities of operating lease liabilities were as follows:

As of June 30,
2024

(In thousands)
2024 (remaining)	$11,520
2025	22,275
2026	21,720
2027	22,120
2028	22,461
Thereafter	378,808
Total lease payments	478,904
Less: imputed interest	(254,929)
Total lease obligations	223,975
Less: current obligations	(3,478)
Long-term lease obligations	$220,497

Notes to Condensed Consolidated Financial Statements (continued)

6. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	As of June 30,	As of December 31,
	2024	2023

	(In thousands)
Furniture and fixtures	$16,020	$16,036
Computer and office equipment	13,768	13,669
Telecommunications equipment	83,973	82,991
Leasehold improvements	75,736	75,437
Software	15,901	12,552
Internal-use software development	32,104	25,909
Automobile	459	507
Land	27,636	27,771
Land Improvements	1,065	930
Total cost	266,662	255,802
Less—accumulated depreciation	(93,262)	(77,938)
Total property, plant and equipment, net	$173,400	$177,864
The Company capitalized $2.7 million and $6.3 million of software development costs for the three and six months ended June 30, 2024, respectively, and $3.3 million and $5.0 million for the three and six months ended June 30, 2023, respectively.
Amortization expense related to capitalized software development costs was $1.0 million and $2.0 million for the three and six months ended June 30, 2024, respectively, and $0.7 million and $1.4 million for the three and six months ended June 30, 2023, respectively.
The Company recognized depreciation expense, which includes amortization of capitalized software development costs, as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(In thousands)
Cost of revenue	$4,678	$4,205	$9,456	$7,734
Research and development	1,631	748	3,228	1,262
Sales and marketing	1,112	273	2,248	581
General and administrative	543	234	1,085	503
Total depreciation expense	$7,964	$5,460	$16,017	$10,080

Notes to Condensed Consolidated Financial Statements (continued)

7. Goodwill and Intangible Assets
Goodwill
The change in the carrying amounts of goodwill was as follows:

Total

(In thousands)
Balance as of December 31, 2023	$335,872
Foreign currency translation adjustments	(9,652)
Balance as of June 30, 2024	$326,220
Intangible Assets
Intangible assets, net consisted of the following:

	As of June 30,			As of December 31,
	2024			2023

	Gross Amount	Accumulated Amortization	Net Carrying Value	Gross Amount	Accumulated Amortization	Net Carrying Value

	(In thousands)
Customer relationships	$146,560	$(40,215)	$106,345	$147,426	$(35,599)	$111,827
Developed technology	77,364	(28,367)	48,997	79,702	(25,239)	54,463
Other, definite lived	2,828	(2,828)	—	2,828	(2,828)	—
Licenses, indefinite lived	624	—	624	624	—	624
Total intangible assets, net	$227,376	$(71,410)	$155,966	$230,580	$(63,666)	$166,914
The Company recognized amortization expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(In thousands)
Cost of revenue	$1,941	$1,959	$3,900	$3,904
Sales and marketing	2,395	2,379	4,797	4,708
Total amortization expense	$4,336	$4,338	$8,697	$8,612

Notes to Condensed Consolidated Financial Statements (continued)

The remaining weighted average amortization period for definite lived intangible assets is 9.4 years.
Future estimated amortization expense for definite lived intangible assets is as follows:

As of June 30,
2024

(In thousands)
2024 (remaining)	$8,667
2025	17,334
2026	17,334
2027	17,334
2028	17,334
Thereafter	77,339
$155,342

8. Debt
Revolving Credit Facility
On August 1, 2023, the Company entered into a credit agreement (the “Credit Agreement”) among the Company, as borrower, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent, swingline lender and letters of credit issuer. The Credit Agreement provides for a $50.0 million revolving credit facility (the “Credit Facility”), including a $15.0 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $5.0 million. The Credit Facility has an accordion feature that allows for an increase in the total borrowing size up to $25.0 million, subject to certain conditions. The Credit Facility matures on the earlier of (a) August 1, 2028 or (b) the date that is 91 days prior to the scheduled maturity date or mandatory conversion date of any of the Company’s outstanding convertible notes. The Credit Agreement requires that the Company maintain consolidated EBITDA, tested on a quarterly basis. The Company is also required to maintain minimum liquidity of $75.0 million, which includes the amount of undrawn borrowing commitments available under the Credit Agreement.
On May 1, 2024, the Company entered into an amendment (the “Amendment”) to the Credit Agreement. The Amendment increased the aggregate revolving credit commitments from $50.0 million to $100.0 million; increased the swingline sublimit from $5.0 million to $10.0 million; increased the minimum liquidity from $75.0 million to $82.5 million; and extended the maturity date from August 1, 2028 to the earlier of (a) May 1, 2029 or (b) the date that is 91 days prior to the scheduled maturity date or mandatory conversion date of any of the Company’s outstanding convertible notes.
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

Notes to Condensed Consolidated Financial Statements (continued)

The obligations under the Credit Agreement are secured by a lien on substantially all of the Company’s tangible and intangible property and by a pledge of all of the equity interests of the Company’s direct domestic subsidiaries and 65% of the voting capital stock and 100% of the non-voting capital stock of any first-tier foreign subsidiaries, subject to limited exceptions. In addition, the Company’s direct domestic subsidiaries guarantee the obligations under the Credit Agreement and grant a lien and pledge, as applicable, on substantially all of their tangible and intangible property to secure the obligations under the Credit Agreement.
As of June 30, 2024, unamortized debt issuance costs were $0.9 million, of which $0.2 million were included in prepaid expenses and other current assets and $0.7 million were included in other long-term assets. As of December 31, 2023, unamortized debt issuance costs were $0.6 million, of which $0.1 million were included in prepaid expenses and other current assets and $0.5 million were included in other long-term assets.
As of June 30, 2024, the Company had $40.0 million in outstanding borrowings under the Credit Facility and was in compliance with all financial and non-financial covenants for all periods presented. As of June 30, 2024, the applicable weighted average interest rate was 7.94% and the available borrowing capacity under the Credit Facility was $60.0 million.
Convertible Senior Notes and Capped Call Transactions
2026 Convertible Notes
In February 2020, the Company issued $400.0 million aggregate principal amount of 0.25% Convertible Notes due 2026 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act (the “2026 Convertible Notes”). The interest on the 2026 Convertible Notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2020. The 2026 Convertible Notes will mature on March 1, 2026, unless earlier repurchased, redeemed by the Company, or converted pursuant to their terms. The total net proceeds from the 2026 Convertible Notes, after deducting initial purchaser discounts, costs related to the 2026 Capped Calls (as defined herein), and debt issuance costs, paid by the Company, were approximately $344.7 million. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, was amortized to interest expense at an annual effective interest rate of 0.510% over the contractual terms of the 2026 Convertible Notes.
Each $1,000 principal amount of the 2026 Convertible Notes is initially convertible into 10.9857 shares of the Company’s Class A common stock, par value $0.001 per share, which is equivalent to an initial conversion price of approximately $91.03 per share.
During May 2024, the Company entered into separate, privately negotiated repurchase agreements with a limited number of holders of the 2026 Convertible Notes (the “2024 Repurchases”) to repurchase approximately $140.0 million aggregate principal amount of the 2026 Convertible Notes for an aggregate cash price of approximately $128.5 million. The 2024 Repurchases closed on May 9, 2024. Following the 2024 Repurchases and previous repurchases, approximately $35.0 million principal amount of the 2026 Convertible Notes remain outstanding. The difference between the consideration used for the 2024 Repurchases and the carrying value of the 2026 Convertible Notes resulted in a gain of $10.3 million recorded within net gain on extinguishment of debt on the Company’s condensed consolidated statements of operations for the six months ended June 30, 2024. The Company had previously entered into capped call transactions with certain financial institutions in connection with the 2026 Convertible Notes. All of these transactions are expected to remain in effect notwithstanding the repurchases.
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
During the three and six months ended June 30, 2024, the conditions allowing the holders of the 2026 Convertible Notes and the 2028 Convertible Notes to convert were not met. The Convertible Notes may be convertible thereafter if one or more of the conversion conditions specified in each respective Notes Indenture are

Notes to Condensed Consolidated Financial Statements (continued)

satisfied during future measurement periods. The Company continues to classify the Convertible Notes as a long-term liability in its condensed consolidated balance sheets as of June 30, 2024, based on contractual settlement provisions.
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
The net carrying amount of the liability components of the Convertible Notes were as follows:

	As of June 30,	As of December 31,
	2024	2023

2026 Convertible Notes:	(In thousands)
Principal	$35,000	$175,000
Unamortized debt issuance costs	(292)	(1,891)
2026 Convertible Notes net carrying amount	34,708	173,109

2028 Convertible Notes:
Principal	250,000	250,000
Unamortized debt issuance costs	(4,048)	(4,583)
2028 Convertible Notes net carrying amount	245,952	245,417
Total net carrying amount	$280,660	$418,526
The following table sets forth the interest expense recognized related to the Convertible Notes:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

2026 Convertible Notes:	(In thousands)
Contractual interest expense	$88	$109	$197	$247
Amortization of debt issuance costs	116	210	333	506
Total interest expense related to the 2026 Convertible Notes	204	319	530	753

2028 Convertible Notes:
Contractual interest expense	313	313	626	626
Amortization of debt issuance costs	268	264	536	530
Total interest expense related to the 2028 Convertible Notes	581	577	1,162	1,156
Total interest expense	$785	$896	$1,692	$1,909

Notes to Condensed Consolidated Financial Statements (continued)

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
The following table sets forth key terms and costs incurred for the Capped Calls related to the Convertible Notes as of June 30, 2024:

	2026 Convertible Notes	2028 Convertible Notes

	(In thousands, except share and per share amounts)
Initial approximate strike price per share, subject to certain adjustments	$91.03	$179.27
Initial cap price per share, subject to certain adjustments	$137.40	$260.76
Net costs incurred	$43,320	$25,500
Class A common stock covered, subject to anti-dilution adjustments	384,500	1,394,525
All of the Capped Calls were outstanding as of June 30, 2024.

9. Geographic Information
The Company generates its revenue primarily in North America. Revenue by geographic area is detailed in the table below, which is apportioned based on the destination of the service:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(In thousands)
North America	$151,508	$124,457	$300,970	$240,166
Rest of World	22,094	21,417	43,665	43,552
Total	$173,602	$145,874	$344,635	$283,718

The Company’s long-lived assets are primarily held in North America. As of June 30, 2024 and December 31, 2023, long-lived assets held outside of North America were $3.0 million and $4.5 million, respectively.

Notes to Condensed Consolidated Financial Statements (continued)

10. Stockholders’ Equity
The Company had reserved shares of Class A common stock for issuance under stock-based award agreements as follows:

	As of June 30,	As of December 31,
	2024	2023
Stock options issued and outstanding	85,006	97,480
Nonvested restricted stock units issued and outstanding	4,356,880	5,066,159
Stock-based awards available for grant under the 2017 Plan	3,196,850	2,330,616
Total	7,638,736	7,494,255

11. Stock-Based Compensation
Stock Options
The following summarizes the stock option activity for the six months ended June 30, 2024:

	Number of options outstanding	Weighted- average exercise price (Per share)	Weighted- average remaining contract life (In years)	Aggregate intrinsic value (In thousands)
Outstanding as of December 31, 2023	97,480	$12.75	2.97	$332
Granted	—	—
Exercised	(12,474)	9.50
Forfeited or expired	—	—
Outstanding as of June 30, 2024	85,006	$13.23	2.61	$403

Options vested and exercisable at June 30, 2024	85,006	$13.23	2.61	$403
Options vested and expected to vest as of June 30, 2024	85,006	$13.23	2.61	$403
As of June 30, 2024, the Company had no unrecognized compensation cost related to non-vested stock options. All outstanding stock options were fully vested prior to December 31, 2022.
Restricted Stock Units
The following summarizes the restricted stock unit (“RSU”) activity for the six months ended June 30, 2024:

	Number of awards outstanding	Weighted-average grant date fair value (Per share)
Nonvested RSUs as of December 31, 2023	5,066,159	$18.41
Granted	668,891	20.70
Vested	(1,171,450)	26.37
Forfeited	(206,720)	16.79
Nonvested RSUs as of June 30, 2024	4,356,880	$16.69
As of June 30, 2024, total unrecognized compensation cost related to non-vested RSUs was $60.2 million, which will be amortized over a weighted-average period of 1.93 years.

Notes to Condensed Consolidated Financial Statements (continued)

Stock-Based Compensation Expense
The Company recognized total stock-based compensation expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(In thousands)
Cost of revenue	$375	$204	$771	$396
Research and development	4,684	3,315	10,000	6,456
Sales and marketing	2,105	1,428	4,270	2,665
General and administrative	4,196	3,058	8,658	5,866
Total	$11,360	$8,005	$23,699	$15,383

12. Commitments and Contingencies
Operating Leases
The Company leases office space under non-cancelable operating lease agreements that expire on various dates through July 2043. As of June 30, 2024, the Company has $483.9 million in future minimum rent payments for its current office space. See Note 5, “Leases,” to the condensed consolidated financial statements, for additional details on the Company’s operating lease commitments.
Contractual Obligations
As of June 30, 2024, the Company has $20.8 million in non-cancellable purchase obligations, consisting of primarily network equipment maintenance and software license contracts, of which $14.0 million will be fulfilled within one year.
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
The Company’s effective tax rate was (8.9)% and 9.3% for the three and six months ended June 30, 2024, respectively, and (4.1)% and 91.4% for the three and six months ended June 30, 2023, respectively. For the three months ended June 30, 2024, the effective tax rate decreased from the three months ended June 30, 2023, primarily due to an increased tax benefit from operating losses outside of the U.S., where tax benefits are not offset by a valuation allowance. For the six months ended June 30, 2024, the unfavorable change in the effective tax rate associated with the decreased tax benefit, as compared to the six months ended June 30, 2023, is primarily due to

Notes to Condensed Consolidated Financial Statements (continued)

the U.S. utilizing all federal net operating loss carryforwards in 2024 and as such, recognizing additional tax payable in the U.S. This increased U.S. tax liability offsets the benefit the Company is recognizing on losses outside of the U.S., resulting in a lower effective tax rate.
Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of June 30, 2024, the Company continues to maintain a valuation allowance against its U.S. federal and state net deferred tax assets.
The Company’s effective tax rate for the three months and six months ended June 30, 2024 differed from the federal statutory tax rate of 21% in the U.S. primarily due the valuation allowance recorded against its U.S. federal and state net deferred tax assets. Other permanent tax adjustments within the effective tax rates, which are offset by the valuation allowance, include state taxes, federal research credit under Internal Revenue Code Section 41, equity compensation in the U.S. and other U.S. non-deductible expenditures.
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
The components of basic and diluted income (loss) per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(In thousands, except share and per share amounts)
Earnings per share
Net income (loss) attributable to common stockholders	$4,055	$(3,890)	$(5,178)	$(279)
Net income (loss) per share:
Basic	$0.15	$(0.15)	$(0.19)	$(0.01)
Diluted	$(0.17)	$(0.15)	$(0.19)	$(0.01)
Numerator used to compute net income (loss) per share:
Basic	$4,055	$(3,890)	$(5,178)	$(279)
Net gain on extinguishment of debt, net of taxes	(9,850)	—	—	—
Interest expense on convertible notes, net of taxes	752	—	—	—
Diluted (1)	$(5,043)	$(3,890)	$(5,178)	$(279)
Weighted average number of common shares outstanding:
Basic	27,079,333	25,555,219	26,786,568	25,502,131
Convertible debt conversion	2,421,265	—	—	—
Diluted	29,500,598	25,555,219	26,786,568	25,502,131
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

Notes to Condensed Consolidated Financial Statements (continued)

The following common share equivalents were excluded from the weighted average shares used to calculate net income (loss) per common share because their effects would have been anti-dilutive:

	As of June 30,
	2024	2023
Stock options issued and outstanding	85,006	98,105
Restricted stock units issued and outstanding	4,356,880	2,548,379
Convertible senior notes	2,869,144	3,569,511
Total	7,311,030	6,215,995

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

Overview
A global communications transformation is underway, and we believe Bandwidth is at the center. Our mission is to develop and deliver the power to communicate. We enable innovative organizations—from startup app developers to the world’s largest enterprises—to engage their end-users and deliver exceptional experiences everywhere people live, learn, work and play. Backed by the Bandwidth Communications Cloud, a global owned-and-operated network spanning more than 65 countries reaching over 90 percent of GDP, innovative enterprises use Bandwidth’s Application Programming Interfaces (“APIs”) to easily embed voice, messaging and emergency services capabilities into software and applications. Bandwidth was the first cloud communications provider to offer a robust selection of APIs built on our own cloud platform. Our award-winning support teams help businesses around the world solve complex communications challenges every day.
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
For the three months ended June 30, 2024 and 2023, total revenue was $174 million and $146 million, respectively, representing an increase of 19%. For the three months ended June 30, 2024 and 2023, net income was $4 million and net loss was $4 million, respectively. For the six months ended June 30, 2024 and 2023, total revenue was $345 million and $284 million, respectively, representing an increase of 21%. For the six months ended June 30, 2024 and 2023, net loss was $5 million and less than $1 million, respectively.
Repurchase of 2026 Convertible Notes
During May 2024, we entered into the 2024 Repurchases to repurchase approximately $140 million aggregate principal amount of the 2026 Convertible Notes for an aggregate cash price of approximately $128 million. The 2024 Repurchases closed on May 9, 2024. Following the 2024 Repurchases and previous repurchases, approximately $35 million principal amount of the 2026 Convertible Notes remain outstanding.

Management’s Discussion and Analysis
The difference between the consideration used for the 2024 Repurchases and the carrying value of the 2026 Convertible Notes resulted in a gain of $10 million recorded within net gain on extinguishment of debt on our condensed consolidated statements of operations for the six months ended June 30, 2024.
Credit Agreement Amendment
On May 1, 2024, we entered into the Amendment, which increased the aggregate revolving credit commitments from $50 million to $100 million; increased the swingline sublimit from $5 million to $10 million; increased the minimum liquidity from $75 million to $83 million; and extended the maturity date from August 1, 2028 to the earlier of (a) May 1, 2029 or (b) the date that is 91 days prior to the scheduled maturity date or mandatory conversion date of any of our outstanding convertible notes.
As of June 30, 2024, we had $40 million in outstanding borrowings under the Credit Facility and we were in compliance with all financial and non-financial covenants for all periods presented. As of June 30, 2024, the applicable weighted average interest rate was 7.94% and the available borrowing capacity under the Credit Facility was $60 million.

Key Performance Indicator
We monitor the following key performance indicator (“KPI”) to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. We believe the following KPI is useful in evaluating our business:

	Three months ended June 30,
	2024	2023

Net retention rate	111%	106%
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
For the three months ended June 30, 2024 and 2023, we generated 73% and 72%, respectively, of our cloud communications revenue from reoccurring sources. For the six months ended June 30, 2024 and 2023, we generated 74% and 72%, respectively, of our cloud communications revenue from reoccurring sources. The large bulk of our remaining cloud communications revenue is generated from recurring monthly charges.
We recognize accounts receivable at the time the customer is invoiced. Additionally, we record a receivable for unbilled revenue if services have been delivered and are billable in subsequent periods. Unbilled revenue made up 55% and 52% of outstanding accounts receivable, net of allowance for doubtful accounts, as of June 30, 2024 and 2023, respectively.
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

Management’s Discussion and Analysis
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
Income Taxes
For the three months ended June 30, 2024 and 2023, our effective tax rate was (8.9)% and (4.1)% respectively. The decrease in the effective tax rate from 2023 to 2024 is primarily due to an increased tax benefit from operating losses outside of the U.S., where tax benefits are not offset by a valuation allowance.
For the six months ended June 30, 2024 and 2023, our effective tax rate was 9.3% and 91.4% respectively. The decrease in the effective tax rate from 2023 to 2024 is primarily due to the U.S. utilizing all federal net operating loss carryforwards in 2024 and as such, recognizing additional tax payable in the U.S. This increased U.S. tax liability offsets the benefit we are recognizing on losses outside of the U.S., resulting in a lower effective tax rate.
Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of June 30, 2024, we continue to maintain a valuation allowance against our U.S. federal and state net deferred tax assets.

Management’s Discussion and Analysis
Results of Operations
The following table sets forth the condensed consolidated statements of operations for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(In thousands)
Revenue	$173,602	$145,874	$344,635	$283,718
Cost of revenue	108,773	86,919	214,322	169,110
Gross profit	64,829	58,955	130,313	114,608
Operating expenses
Research and development	28,132	24,852	57,044	50,513
Sales and marketing	26,066	25,754	55,205	50,783
General and administrative	16,705	15,868	34,554	32,587
Total operating expenses	70,903	66,474	146,803	133,883
Operating loss	(6,074)	(7,519)	(16,490)	(19,275)
Other income, net
Net gain on extinguishment of debt	10,267	—	10,267	12,767
Gain on business interruption insurance recoveries	—	4,000	—	4,000
Interest expense, net	(698)	(322)	(65)	(1,236)
Other income, net	229	104	579	490
Total other income, net	9,798	3,782	10,781	16,021
Income (loss) before income taxes	3,724	(3,737)	(5,709)	(3,254)
Income tax benefit (provision)	331	(153)	531	2,975
Net income (loss)	$4,055	$(3,890)	$(5,178)	$(279)
The following table sets forth our results of operations as a percentage of our total revenue for the periods presented. *

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Cost of revenue	63%	60%	62%	60%
Gross profit	37%	40%	38%	40%
Operating expenses
Research and development	16%	17%	17%	18%
Sales and marketing	15%	18%	16%	18%
General and administrative	10%	11%	10%	11%
Total operating expenses	41%	46%	43%	47%
Operating loss	(3)%	(5)%	(5)%	(7)%
Other income, net
Net gain on extinguishment of debt	6%	—%	3%	4%
Gain on business interruption insurance recoveries	—%	3%	—%	1%
Interest expense, net	—%	—%	—%	—%
Other income, net	—%	—%	—%	—%
Total other income, net	6%	3%	3%	6%
Income (loss) before income taxes	2%	(3)%	(2)%	(1)%
Income tax benefit (provision)	—%	—%	—%	1%
Net income (loss)	2%	(3)%	(2)%	—%
(*) Columns may not foot due to rounding.

Management’s Discussion and Analysis
Comparison of the three months ended June 30, 2024 and 2023
Revenue

	Three months ended June 30,
	2024	2023	Change

	(Dollars in thousands)
Cloud communications	$128,365	$118,411	$9,954	8%
Messaging surcharges	45,237	27,463	17,774	65%
Revenue	$173,602	$145,874	$27,728	19%
For the three months ended June 30, 2024, our cloud communications revenue increased by $10 million, or 8%, compared with the same period in 2023. This growth was led by higher sales of messaging and amplified by higher political messaging leading up to the U.S. presidential election in November 2024. Other core product categories including voice and phone numbers also exhibited broad-based growth during the quarter.
For the three months ended June 30, 2024, our revenue from messaging surcharges increased by $18 million, or 65%, compared with the same period in 2023. This growth was driven by higher overall messaging traffic, campaign related product mix dynamics resulting in higher MMS traffic and more expensive per message MMS surcharges, and new fees imposed by certain carriers for unregistered traffic.
Cost of Revenue and Gross Margin

	Three months ended June 30,
	2024	2023	Change

	(Dollars in thousands)
Cost of revenue	$108,773	$86,919	$21,854	25%
Gross profit	$64,829	$58,955	$5,874	10%
Total gross margin	37%	40%
For the three months ended June 30, 2024, total cost of revenue increased by $22 million, compared with the same period in 2023, driven by higher pass-through messaging surcharges of $18 million. The combination of changes in total revenue and total cost of revenue yielded gross profit of $65 million, which increased $6 million from the same period in 2023, driven by higher revenue from messaging, voice and phone numbers.
Our total gross margin percentage of 37% for the three months ended June 30, 2024, declined by 3%, compared with the same period in 2023, driven by higher pass-through messaging surcharges within the total revenue mix.
Operating Expenses

	Three months ended June 30,
	2024	2023	Change

	(Dollars in thousands)
Research and development	$28,132	$24,852	$3,280	13%
Sales and marketing	26,066	25,754	312	1%
General and administrative	16,705	15,868	837	5%
Total operating expenses	$70,903	$66,474	$4,429	7%
As a percentage of revenue, total operating expenses for the three months ended June 30, 2024 and 2023 were 41% and 46%, respectively.

Management’s Discussion and Analysis
For the three months ended June 30, 2024, research and development expenses increased by $3 million, or 13%, compared with the same period in 2023. This increase was primarily due to higher facilities and depreciation expenses in support of our expanding research and development capabilities.
For the three months ended June 30, 2024, sales and marketing expenses increased by less than $1 million, or 1%, compared with the same period in 2023, due to higher facilities expenses which was nearly offset by lower headcount expenses and discretionary expenses.
For the three months ended June 30, 2024, general and administrative expenses increased by $1 million, or 5%, compared with the same period in 2023, driven by higher headcount expenses which were partially offset by lower corporate administrative expenses.
Interest Expense, Net
For the three months ended June 30, 2024, interest income, net of expense decreased by less than $1 million, compared with the same period in 2023. This was driven by higher interest expense from a draw on our Credit Facility to partially fund the 2024 Repurchases in May 2024 and partially offset by higher interest income from higher interest rates on invested cash.
Income Tax Benefit (Provision)
Our income tax provision or benefit for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items that occurred in the quarter.
For the three months ended June 30, 2024, we recognized an income tax benefit of less than $1 million, an increase of less than $1 million, compared with the same period in 2023. The resulting effective tax rate for the three months ended June 30, 2024 was (8.9)%, compared with (4.1)% in 2023.
For the three months ended June 30, 2024, the change to the effective tax rate was primarily due to an increased tax benefit from operating losses outside of the U.S., where tax benefits are not offset by a valuation allowance.
For the three months ended June 30, 2024 and 2023, the effective tax rate of (8.9)% and (4.1)% differed from the federal statutory rate of 21% in the U.S. primarily due to the valuation allowance recorded against our U.S. federal and state net deferred tax assets.
Most of the permanent tax adjustments within our effective tax rate are offset by a valuation allowance. These adjustments include state taxes, federal research tax credits under Section 41 of the Internal Revenue Code of 1986, as amended (the “Code”), equity compensation in the U.S. and other non-deductible expenditures in the U.S. Excluding the impact of the valuation allowance, we realized an estimated state effective tax rate of 4.3% for the three months ended June 30, 2024. In addition, exclusive of the valuation allowance, we continue to generate income tax benefits in the current period related to income tax credits recognized for qualified research activities in the U.S. The applicable federal tax laws and regulations define qualified research activities as research and development activities conducted in the U.S. that involve a process of experimentation designed to discover new information intended to develop a new or improved business component. Absent the valuation allowance, equity compensation also impacts the effective tax rate to the extent the income tax deduction exceeds or is below the related book expense, as required under ASC 718-740-35-2. Other U.S. non-deductible expenses that are offset by the valuation allowance consist primarily of non-deductible executive compensation under Section 162(m) of the Code.
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
Comparison of the six months ended June 30, 2024 and 2023
Revenue

	Six months ended June 30,
	2024	2023	Change

	(Dollars in thousands)
Cloud communications	$256,850	$232,845	$24,005	10%
Messaging surcharges	87,785	50,873	36,912	73%
Revenue	$344,635	$283,718	$60,917	21%
For the six months ended June 30, 2024, our cloud communications revenue increased by $24 million, or 10%, compared with the same period in 2023. This growth was led by higher sales of messaging and amplified by higher political messaging leading up to the U.S. presidential election in November 2024. Other core product categories including voice, phone numbers, and 911 enabled phone number services also exhibited broad-based growth during the quarter.
For the six months ended June 30, 2024, our revenue from messaging surcharges increased by $37 million, or 73%, compared with the same period in 2023. This growth was driven by higher overall messaging traffic, campaign related product mix dynamics resulting in higher MMS traffic and more expensive per message MMS surcharges, and new fees imposed by certain carriers for unregistered traffic.
Cost of Revenue and Gross Margin

	Six months ended June 30,
	2024	2023	Change

	(Dollars in thousands)
Cost of revenue	$214,322	$169,110	$45,212	27%
Gross profit	$130,313	$114,608	$15,705	14%
Total gross margin	38%	40%

Management’s Discussion and Analysis
For the six months ended June 30, 2024, total cost of revenue increased by $45 million, compared with the same period in 2023, driven by higher pass-through messaging surcharges of $37 million. The combination of changes in total revenue and total cost of revenue yielded gross profit of $130 million, which increased $16 million from the same period in 2023, driven by higher revenue across all product categories.
Our total gross margin percentage of 38% for the six months ended June 30, 2024, declined by 2%, compared with the same period in 2023, driven by higher pass-through messaging surcharges within the total revenue mix.
Operating Expenses

	Six months ended June 30,
	2024	2023	Change

	(Dollars in thousands)
Research and development	$57,044	$50,513	$6,531	13%
Sales and marketing	55,205	50,783	4,422	9%
General and administrative	34,554	32,587	1,967	6%
Total operating expenses	$146,803	$133,883	$12,920	10%
As a percentage of revenue, total operating expenses for the for the six months ended June 30, 2024 and 2023 were 43% and 47%, respectively.
For the six months ended June 30, 2024, research and development expenses increased by $7 million, or 13%, compared with the same period in 2023. This increase was primarily due to higher facilities expenses in support of our expanding research and development capabilities.
For the six months ended June 30, 2024, sales and marketing expenses increased by $4 million, or 9%, compared with the same period in 2023, primarily due to higher facilities expenses in support of our sales force.
For the six months ended June 30, 2024, general and administrative expenses increased by $2 million, or 6%, compared with the same period in 2023, driven by higher headcount expenses which were partially offset by lower corporate administrative expenses.
Interest Expense, Net
For the six months ended June 30, 2024, interest income, net of expense increased by $1 million, compared with the same period in 2023, primarily from higher interest income of $1 million from higher interest rates on invested cash.
Income Tax Benefit (Provision)
Our income tax provision or benefit for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items that occurred in the quarter.
For the six months ended June 30, 2024, we recognized an income tax benefit of $1 million, a decrease of $2 million, compared with the same period in 2023. The resulting effective tax rate for the six months ended June 30, 2024, was 9.3%, compared with 91.4% in 2023.
For the six months ended June 30, 2024, the unfavorable change in the effective tax rate is primarily due to the U.S. utilizing all federal net operating loss carryforwards in 2024 and as such, recognizing additional tax payable in the U.S. This increased U.S. tax liability offsets the benefit we are recognizing on losses outside of the U.S., resulting in a lower effective tax rate.
For the six months ended June 30, 2024 and 2023, the effective tax rate of 9.3% and 91.4% differed from the federal statutory rate of 21% in the U.S. primarily due to the valuation allowance recorded against our U.S. federal and state net deferred tax assets.

Management’s Discussion and Analysis
Most of the permanent tax adjustments within our effective tax rate are offset by a valuation allowance. These adjustments include state taxes, federal research tax credits under Section 41 of the Code, equity compensation in the U.S. and other non-deductible expenditures in the U.S. Excluding the impact of the valuation allowance, we realized an estimated state effective tax rate of 4.3% for the six months ended June 30, 2024. In addition, exclusive of the valuation allowance, we continue to generate income tax benefits in the current period related to income tax credits recognized for qualified research activities in the U.S. The applicable federal tax laws and regulations define qualified research activities as research and development activities conducted in the U.S. that involve a process of experimentation designed to discover new information intended to develop a new or improved business component. Absent the valuation allowance, equity compensation also impacts the effective tax rate to the extent the income tax deduction exceeds or is below the related book expense, as required under ASC 718-740-35-2. Other U.S. non-deductible expenses that are offset by the valuation allowance consist primarily of non-deductible executive compensation under Section 162(m) of the Code.
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
Liquidity and Capital Resources
Our liquidity is provided by our cash flow from operations less expenditures for capital equipment, and supplemented by financing activities from time to time. Our cash flow from operations is driven by monthly payments from customers for communication services consumed during the period. Our primary uses of cash include operating costs, such as fees paid to other network service providers, network operations costs, personnel costs and facility expenses, as well as the purchase of property, plant and equipment to support growth on our communications platform. As of June 30, 2024, we had cash and cash equivalents of $62 million and marketable securities of $14 million.
On August 1, 2023, we entered into the Credit Agreement, which provides for a $50 million Credit Facility, including a $15 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $5 million. On May 1, 2024, we amended the Credit Agreement by upsizing the Credit Facility from $50 million to $100 million and extending the maturity date to May 1, 2029. As of June 30, 2024, we had $40 million in outstanding borrowings under the Credit Facility and the available borrowing capacity was $60 million. See Note 8, “Debt,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the Credit Agreement.
Additionally, we have supplemented our liquidity with proceeds from our issuance of the 2026 Convertible Notes in February 2020 and the 2028 Convertible Notes in March 2021. We used a majority of the proceeds from the issuance of our 2026 Convertible Notes to consummate the acquisition of Voxbone. On May 9, 2024, we completed the 2024 Repurchases, as further described in Note 8, “Debt,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Following the 2024 Repurchases and previous repurchases, approximately $35.0 million principal amount of the 2026 Convertible Notes remain outstanding. We may, at any time and from time to time, seek to retire or purchase our 2026 Convertible Notes or 2028 Convertible Notes through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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
Our principal future commitments consist of (i) an aggregate of $285 million in Convertible Notes, (ii) $40 million under our Credit Facility (iii) $484 million in future minimum rent payments for our current office space, including a $477 million non-cancelable lease for our new corporate headquarters, which commenced in the third quarter of 2023 and which will continue for an initial twenty (20) year term, and (iv) $21 million in non-cancelable purchase obligations and future minimum payments under contracts to various service providers. For additional information on these future contractual obligations, see Note 8, “Debt,” and Note 12, “Commitments and Contingencies,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Statement of Cash Flows
The table below summarizes our cash flow information:

	Six months ended June 30,
	2024	2023

	(In thousands)
Net cash provided by (used in) operating activities	$26,901	$(3,268)
Net cash (used in) provided by investing activities	(5,303)	32,583
Net cash used in financing activities	(91,020)	(51,936)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(608)	27
Net decrease in cash, cash equivalents, and restricted cash	$(70,030)	$(22,594)
Cash Flows from Operating Activities
For the six months ended June 30, 2024, net cash provided by operating activities was $27 million and was generated by our aggregate results of $32 million during the period, net of (1) non-cash items comprising depreciation and amortization, non-cash reduction to the right-of-use asset, amortization of debt discount and issuance costs, stock-based compensation, deferred taxes and other, net gain on extinguishment of debt, and (2) a $5 million cash outflow from lower operating liabilities and higher operating assets.
Within operating liabilities, the net cash provided as a result of higher accrued expenses and other liabilities of $4 million during 2024 was driven by higher general accrued expenses due to timing of incurred expenses. The cash outflow related to the operating right-of-use liability was $2 million.
Within operating assets, the net cash used as a result of higher accounts receivable of $8 million during 2024 was driven by higher unbilled receivables balances arising from higher usage amounts in the last month of the

Management’s Discussion and Analysis
first quarter. This was partially offset by cash provided as a result of lower prepaid expenses and other assets of $2 million during 2024.
Cash Flows from Investing Activities
For the six months ended June 30, 2024, net cash used in investing activities was $5 million. This was primarily driven by (1) cash used for the purchase of property, plant and equipment of $7 million and cash used for capitalized software development costs of $6 million, driven by investments in the communications platform, and (2) net cash provided by the sales of marketable securities of $7 million to partially fund the 2024 Repurchases.
Cash Flows from Financing Activities
For the six months ended June 30, 2024, net cash used in financing activities was $91 million, consisting primarily of (1) $128 million of cash used to complete the 2024 Repurchases, offset by (2) cash provided of $40 million from net borrowing on our line of credit to partially fund the 2024 Repurchases.

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

Management’s Discussion and Analysis

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Gross Profit	$64,829	$58,955	$130,313	$114,608
Gross Profit Margin %	37%	40%	38%	40%
Depreciation	4,678	4,205	9,456	7,734
Amortization of acquired intangible assets	1,941	1,959	3,900	3,904
Stock-based compensation	375	204	771	396
Non-GAAP Gross Profit	$71,823	$65,323	$144,440	$126,642
Non-GAAP Gross Margin % (1)	56%	55%	56%	54%
________________________
(1) Calculated by dividing Non-GAAP gross profit by cloud communications revenue of $128 million and $257 million in the three and six months ended June 30, 2024, respectively, and $118 million and $233 million for the three and six months ended June 30, 2023, respectively.
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

Management’s Discussion and Analysis

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(In thousands, except share and per share amounts)
Net income (loss)	$4,055	$(3,890)	$(5,178)	$(279)
Stock-based compensation	11,360	8,005	23,699	15,383
Amortization of acquired intangibles	4,336	4,338	8,697	8,612
Amortization of debt discount and issuance costs for convertible debt	384	474	869	1,036
Net cost associated with early lease terminations and leases without economic benefit	877	—	2,033	—
Net gain on extinguishment of debt	(10,267)	—	(10,267)	(12,767)
Gain on business interruption insurance recoveries	—	(4,000)	—	(4,000)
Non-recurring items not indicative of ongoing operations and other (1)	49	180	129	739
Estimated tax effects of adjustments (2)	(2,075)	(708)	(3,443)	(3,135)
Non-GAAP net income	$8,719	$4,399	$16,539	$5,589
Interest expense on Convertible Notes (3)	300	317	617	655
Numerator used to compute Non-GAAP diluted net income per share	$9,019	$4,716	$17,156	$6,244

Net income (loss) per share
Basic	$0.15	$(0.15)	$(0.19)	$(0.01)
Diluted	$(0.17)	$(0.15)	$(0.19)	$(0.01)

Non-GAAP net income per Non-GAAP share
Basic	$0.32	$0.17	$0.62	$0.22
Diluted	$0.29	$0.16	$0.55	$0.21

Weighted average number of shares outstanding
Basic	27,079,333	25,555,219	26,786,568	25,502,131
Diluted	29,500,598	25,555,219	26,786,568	25,502,131

Non-GAAP basic shares	27,079,333	25,555,219	26,786,568	25,502,131
Convertible debt conversion	2,421,265	3,317,023	2,869,144	3,569,511
Stock options issued and outstanding	28,513	27,413	30,108	60,583
Nonvested RSUs outstanding	1,284,862	—	1,260,376	—
Non-GAAP diluted shares	30,813,973	28,899,655	30,946,196	29,132,225
________________________
(1) Non-recurring items not indicative of ongoing operations and other include (i) less than $0.1 million and $0.2 million of losses on disposals of property, plant and equipment during the three months ended June 30, 2024 and 2023, respectively, (ii) $0.1 million of losses on disposals of property, plant and equipment during the six months ended June 30, 2024, and (iii) $0.4 million of expense resulting from the early termination of our undrawn SVB credit facility and $0.3 million of losses on disposals of property, plant and equipment during the six months ended June 30, 2023.

Management’s Discussion and Analysis
(2) The estimated tax-effect of adjustments is determined by recalculating the tax provision on a Non-GAAP basis. The Non-GAAP effective income tax rate was 15.0% and 2.8% for the six months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024, the Non-GAAP effective income tax rate differed from the federal statutory tax rate of 21% in the U.S. primarily due to the research and development tax credits generated in 2024. We analyze the Non-GAAP valuation allowance position on a quarterly basis. In the fourth quarter of 2022, we removed the valuation allowance against all U.S. deferred tax assets for Non-GAAP purposes as a result of cumulative Non-GAAP U.S. income over the past three years and a significant depletion of net operating loss and tax credit carryforwards on a Non-GAAP basis. As of June 30, 2024, we have no valuation allowance against our remaining deferred tax assets for Non-GAAP purposes.
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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(In thousands)
Net income (loss)	$4,055	$(3,890)	$(5,178)	$(279)
Income tax (benefit) provision	(331)	153	(531)	(2,975)
Interest expense, net	698	322	65	1,236
Depreciation	7,964	5,460	16,017	10,080
Amortization	4,336	4,338	8,697	8,612
Stock-based compensation	11,360	8,005	23,699	15,383
Net cost associated with early lease terminations and leases without economic benefit	877	—	2,033	—
Net gain on extinguishment of debt	(10,267)	—	(10,267)	(12,767)
Gain on business interruption insurance recoveries	—	(4,000)	—	(4,000)
Non-recurring items not indicative of ongoing operations and other (1)	49	180	129	337
Adjusted EBITDA	$18,741	$10,568	$34,664	$15,627
________________________
(1) Non-recurring items not indicative of ongoing operations and other include less than $0.1 million and $0.2 million of losses on disposals of property, plant and equipment during the three months ended June 30, 2024 and 2023, respectively, and $0.1 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively.

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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(In thousands)
Net cash provided by (used in) operating activities	$24,436	$3,086	$26,901	$(3,268)
Net cash used in investing in capital assets (1)	(6,116)	(4,314)	(12,988)	(8,860)
Free cash flow	$18,320	$(1,228)	$13,913	$(12,128)
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
Interest Rate Risk
We had cash and cash equivalents of $62 million and marketable securities of $14 million as of June 30, 2024, which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of interest bearing checking and direct deposit accounts, and money market accounts. Marketable securities consist of time deposits and commercial paper not otherwise classified as cash equivalents. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short‑term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
On May 1, 2024, we entered into an amendment to the Credit Agreement, which, among other things, increased our Credit Facility from $50 million to $100 million. Interest on borrowings under the Credit Facility accrues at an annual rate tied to a base rate or the SOFR, at our election. Loans based on SOFR bear interest at a rate equal to term SOFR for the applicable interest period plus 10 basis points plus an applicable margin between 2.25% and 2.75%, and loans based on the base rate bear interest at a rate equal to the base rate plus an applicable margin between 1.25% and 1.75%, in each case of the foregoing, depending upon our consolidated EBITDA for the most recent period of four consecutive fiscal quarters for which financial statements have been delivered under the Credit Agreement. As a result, we are exposed to interest rate risk as we make draws. As of June 30, 2024, the applicable weighted average interest rate was 7.94% and we had $40 million in outstanding borrowings under the Credit Facility.
As of June 30, 2024, we had a gross carrying amount of $35 million and $250 million outstanding from our 2026 Convertible Notes and 2028 Convertible Notes, respectively. As the Convertible Notes have a fixed annual interest rate, we have no financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change. Additionally, the fair value can be affected when the market price of our common stock fluctuates. We carry the Convertible Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.
A hypothetical 10% change in interest rates would not have had a material impact on our financial results included elsewhere in this Quarterly Report on Form 10-Q.

Foreign Currency Risk
The functional currencies of our foreign subsidiaries are the respective local currencies of the jurisdictions in which they operate, which are primarily the Euro and the British Pound. Approximately 13% and 15% of our total revenue was generated outside North America for the six months ended June 30, 2024 and 2023, respectively. The majority of our revenues and operating expenses are denominated in U.S. dollars, and therefore are not currently subject to significant foreign currency risk. Our subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the year. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive loss within stockholders’ equity. Gains or losses due to transactions in foreign currencies are included in other income, net in our condensed consolidated statements of operations. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currencies result in increased revenue and operating expenses for our rest of world operations. Similarly, our revenue and operating expenses for our rest of world operations decrease if the U.S. dollar strengthens against foreign currencies. A hypothetical 10% adverse change in foreign currency exchange rates would have adversely impacted our net loss for the six months ended June 30, 2024 by approximately $1.6 million.

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
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The future utilization of our net operating loss and tax credit carryforwards (collectively, “Tax Attributes”) may be limited due to changes in ownership as defined under Section 382 of the Code. In general, if we experience a greater than 50% aggregate change in ownership of certain significant stockholders or groups over a three-year period, utilization of our pre-change Tax Attributes is subject to an annual limitation under Section 382 of the Code (and similar state laws). The annual limitation generally is determined by multiplying the value of our stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the pre-change Tax Attributes before utilization and may be substantial. In the past we may have experienced, and in the future may experience, ownership changes as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change Tax Attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.
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
Prior to our initial public offering, there was no public market for shares of our Class A common stock. On November 10, 2017, we sold shares of our Class A common stock to the public at $20.00 per share. From November 10, 2017, the date that our Class A common stock began trading on the NASDAQ Global Select Market, through June 30, 2024, the trading price of our Class A common stock has ranged from $9.20 per share to $198.61 per share. The trading price of our Class A common stock may continue to be volatile and could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Item 5. Other Information
The following table describes any contracts, instructions or written plans for the sale or purchase of our securities adopted, amended or terminated by our directors or executive officers during the three months ended June 30, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan	Aggregate Number of Securities to be Purchased or Sold

Devin M. Krupka SVP, Principal Accounting Officer	6/4/2024	3/7/2025	Covers the sale of up to (i) 3,442 shares of Class A common stock, plus (ii) an indeterminate number of shares of Class A common stock issued upon future equity award vesting events.
Rebecca G. Bottorff Director and Chief People Officer	6/13/2024	6/1/2025	Covers the sale of up to (i) 22,453 shares of Class A common stock, plus (ii) an indeterminate number of shares of Class A common stock issued upon future equity award vesting events.

Item 6. Exhibits

Exhibit Index

Exhibit number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation.	10-Q	001-38285	3.1	12/14/2017
3.2	Third Amended and Restated Bylaws.	8-K	001-38285	3.1	11/2/2023
10.1	Letter Agreement, dated July 1, 2024, between Bandwidth Inc. and Anthony F. Bartolo.				Filed herewith
10.2	Employment Agreement, dated July 1, 2022, between Bandwidth Inc. and Devesh Agarwal.				Filed herewith
31.1	Certificate of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
101.INS	XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.				Filed herewith
101.SCH	XBRL Taxonomy Schema Document.				Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith
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

BANDWIDTH INC.

Date:	August 1, 2024	By:	/s/ David A. Morken
David A. Morken
Chief Executive Officer
(Principal Executive Officer)

Date:	August 1, 2024	By:	/s/ Daryl E. Raiford
Daryl E. Raiford
Chief Financial Officer
(Principal Financial Officer)

Date:	August 1, 2024	By:	/s/ Devin M. Krupka
Devin M. Krupka
Senior Vice President, Corporate Controller
(Principal Accounting Officer)