Form 10-Q
period 2024-09-30
Bandwidth Inc.
filed 2024-10-31
CIK 1514416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 25, 2024, 25,552,081 shares of the registrant’s Class A common stock and 1,958,028 shares of registrant’s Class B common stock were outstanding.

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
•our expectations regarding revenue, costs, expenses, gross margin, net retention rate, adjusted EBITDA, non-generally accepted accounting principles in the United States of America (“GAAP”) net income and capital expenditures;
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
•our ability to successfully integrate and benefit from any strategic acquisitions, including our acquisition of Voxbone, or future strategic acquisitions or investments;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
BANDWIDTH INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	As of September 30,	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$74,940	$131,987
Marketable securities	4,967	21,488
Accounts receivable, net of allowance for doubtful accounts	99,616	78,155
Deferred costs	3,806	4,155
Prepaid expenses and other current assets	15,333	16,990
Total current assets	198,662	252,775
Property, plant and equipment, net	170,131	177,864
Operating right-of-use asset, net	152,559	157,507
Intangible assets, net	159,254	166,914
Deferred costs, non-current	4,511	4,586
Other long-term assets	4,244	5,530
Goodwill	340,387	335,872
Total assets	$1,029,748	$1,101,048
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,557	$34,208
Accrued expenses and other current liabilities	94,414	69,014
Current portion of deferred revenue	7,020	8,059
Advanced billings	3,304	6,027
Operating lease liability, current	3,360	5,463
Line of credit, current portion	25,000	—
Total current liabilities	153,655	122,771
Other liabilities	360	386
Operating lease liability, net of current portion	219,705	220,548
Deferred revenue, net of current portion	8,133	8,406
Deferred tax liability	30,348	33,021
Convertible senior notes	280,972	418,526
Total liabilities	693,173	803,658
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Class A voting common stock: $0.001 par value; 100,000,000 shares authorized; 25,549,670 and 24,206,140 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	26	24
Class B voting common stock: $0.001 par value; 20,000,000 shares authorized; 1,958,028 shares issued and outstanding as of September 30, 2024 and December 31, 2023	2	2
Additional paid-in capital	426,757	391,048
Accumulated deficit	(69,655)	(64,890)
Accumulated other comprehensive loss	(20,555)	(28,794)
Total stockholders’ equity	336,575	297,390
Total liabilities and stockholders’ equity	$1,029,748	$1,101,048
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Revenue	$193,883	$152,013	$538,518	$435,731
Cost of revenue	120,749	92,514	335,071	261,624

Gross profit	73,134	59,499	203,447	174,107
Operating expenses
Research and development	30,171	24,792	87,215	75,305
Sales and marketing	26,285	25,011	81,490	75,794
General and administrative	17,576	15,843	52,130	48,430
Total operating expenses	74,032	65,646	220,835	199,529

Operating loss	(898)	(6,147)	(17,388)	(25,422)
Other income, net
Net gain on extinguishment of debt	—	—	10,267	12,767
Gain on business interruption insurance recoveries	—	—	—	4,000
Other income, net	577	798	1,091	52
Total other income, net	577	798	11,358	16,819

Loss before income taxes	(321)	(5,349)	(6,030)	(8,603)
Income tax benefit	734	219	1,265	3,194
Net income (loss)	$413	$(5,130)	$(4,765)	$(5,409)

Net income (loss) per share:
Basic	$0.02	$(0.20)	$(0.18)	$(0.21)
Diluted	$0.01	$(0.20)	$(0.18)	$(0.21)

Weighted average number of common shares outstanding:
Basic	27,374,367	25,613,441	26,983,931	25,539,642
Diluted	28,615,520	25,613,441	26,983,931	25,539,642
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income (loss)	$413	$(5,130)	$(4,765)	$(5,409)
Other comprehensive income (loss)
Unrealized (loss) gain on marketable securities, net of income taxes	(78)	(129)	48	(3)
Foreign currency translation, net of income taxes	20,538	(12,760)	8,191	(4,879)
Total other comprehensive income (loss)	20,460	(12,889)	8,239	(4,882)
Total comprehensive income (loss)	$20,873	$(18,019)	$3,474	$(10,291)
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

BANDWIDTH INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Class A voting common stock		Class B voting common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Equity awards withheld for tax liability	(116,747)	—	—	—	(2,267)	—	—	(2,267)
Unrealized gain on marketable securities	—	—	—	—	—	9	—	9
Foreign currency translation	—	—	—	—	—	(9,340)	—	(9,340)
Stock-based compensation	—	—	—	—	21,536	—	—	21,536
Net loss	—	—	—	—	—	—	(9,233)	(9,233)
Balance at March 31, 2024	25,020,677	25	1,958,028	2	410,420	(38,125)	(74,123)	298,199
Exercises of vested stock options	1,625	—	—	—	16	—	—	16
Vesting of restricted stock units	251,015	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(1,351)	—	—	—	(24)	—	—	(24)
Unrealized gain on marketable securities	—	—	—	—	—	117	—	117
Foreign currency translation	—	—	—	—	—	(3,007)	—	(3,007)
Stock-based compensation	—	—	—	—	8,091	—	—	8,091
Net income	—	—	—	—	—	—	4,055	4,055
Balance at June 30, 2024	25,271,966	25	1,958,028	2	418,503	(41,015)	(70,068)	307,447
Exercises of vested stock options	1,030	—	—	—	10	—	—	10
Vesting of restricted stock units	276,855	1	—	—	—	—	—	1
Equity awards withheld for tax liability	(181)	—	—	—	(3)	—	—	(3)
Unrealized loss on marketable securities	—	—	—	—	—	(78)	—	(78)
Foreign currency translation	—	—	—	—	—	20,538	—	20,538
Stock-based compensation	—	—	—	—	8,247	—	—	8,247
Net income	—	—	—	—	—	—	413	413
Balance at September 30, 2024	25,549,670	$26	1,958,028	$2	$426,757	$(20,555)	$(69,655)	$336,575
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(4,765)	$(5,409)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	37,138	29,687
Non-cash reduction to the right-of-use asset	2,759	5,227
Amortization of debt discount and issuance costs	1,332	1,995
Stock-based compensation	35,148	22,325
Deferred taxes and other	(4,249)	(5,902)
Gain on sale of intangible asset	(1,000)	—
Net gain on extinguishment of debt	(10,267)	(12,767)
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(21,318)	(654)
Prepaid expenses and other assets	2,482	2,102
Accounts payable	(11,940)	4,164
Accrued expenses and other liabilities	24,991	(13,031)
Operating right-of-use liability	(2,946)	(8,004)
Net cash provided by operating activities	47,365	19,733
Cash flows from investing activities
Purchase of property, plant and equipment	(10,636)	(5,287)
Refund of deposits for construction in progress	2,707	—
Capitalized software development costs	(8,571)	(8,384)
Purchase of marketable securities	(32,081)	(60,625)
Proceeds from sales and maturities of marketable securities	48,649	100,109
Proceeds from sale of business	624	1,070
Proceeds from sale of intangible assets	1,000	—
Net cash provided by investing activities	1,692	26,883
Cash flows from financing activities
Borrowings on line of credit	165,500	—
Repayments on line of credit	(140,500)	—
Payments on finance leases	(68)	(124)
Net cash paid for debt extinguishment	(128,534)	(51,259)
Payment of debt issuance costs	(379)	(696)
Proceeds from exercises of stock options	128	413
Value of equity awards withheld for tax liabilities	(2,291)	(1,056)
Net cash used in financing activities	(106,144)	(52,722)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	41	(887)
Net decrease in cash, cash equivalents, and restricted cash	(57,046)	(6,993)
Cash, cash equivalents, and restricted cash, beginning of period	132,307	114,622
Cash, cash equivalents, and restricted cash, end of period	$75,261	$107,629

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$74,940	$107,373
Restricted cash included in prepaid expenses and other current assets	321	256
Total cash, cash equivalents, and restricted cash, end of period	$75,261	$107,629

Supplemental disclosure of cash flow information
Cash paid for (received from) interest	$21	$(814)
Cash paid for taxes, net	$3,212	$5,688
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$155,588

Supplemental disclosure of noncash investing and financing activities
Purchase of property, plant and equipment, accrued but not paid	$2,884	$3,825

BANDWIDTH INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2024	2023
Purchase of property and equipment through lease incentive	$—	$57,329
Purchase of property and equipment through use of escrow deposits	$—	$20,674
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
Marketable Securities
The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. The Company may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies investments with maturities greater than 90 days as marketable securities in the accompanying condensed consolidated balance sheets. The Company evaluates its investments to assess whether the amortized cost basis is in excess of estimated fair value and determines what amount of that difference, if any, is caused by expected credit losses. Allowances for credit losses are recognized as a charge in other income, net on the condensed consolidated statements of operations, and any remaining unrealized losses are included in accumulated other comprehensive loss on the condensed consolidated balance sheets. Due to the nature and investment grade of the Company’s marketable securities, there were no credit losses recorded for the three and nine months ended September 30, 2024. There have been no impairment charges for any unrealized losses during the period.
Accounts Receivable and Current Expected Credit Losses
Accounts receivable are stated at realizable value, net of allowances, which includes an allowance for doubtful accounts and a reserve for expected credit losses. The allowance for doubtful accounts is based on management’s assessment of the collectability of its customer accounts. The Company regularly reviews the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, current economic trends, and reasonable and supportable forecasts about the future. Relevant risk characteristics include customer size and historical loss patterns. Management has evaluated the expected credit losses related to trade accounts receivable and determined that an allowance of approximately $1.6 million and $1.1 million for uncollectible accounts and customer balances that are disputed was required as of September 30, 2024 and December 31, 2023, respectively. Refer to Note 4, “Financial Statement Components” to these condensed consolidated financial statements, for a rollforward of the components of the allowances for the three and nine months ended September 30, 2024 and 2023.
The Company includes unbilled receivables in its accounts receivable balance. Generally, these receivables represent earned revenue from services provided to customers, which will be billed in the next billing cycle. All amounts are considered collectible and billable. As of September 30, 2024 and December 31, 2023, unbilled receivables were $54.8 million and $43.6 million, respectively.
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
With regard to customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As of September 30, 2024 and December 31, 2023, no individual customer represented more than 10% of the Company’s accounts receivable, net of allowance for doubtful accounts.
For the three and nine months ended September 30, 2024 and 2023, no individual customer represented more than 10% of the Company’s revenue.

Notes to Condensed Consolidated Financial Statements (continued)

Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with the guidance applied retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2023-07 on its financial statements and expects to adopt the guidance upon its effective date.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). The amendments also require entities on an annual basis to disclose disaggregated amounts of income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with the option to apply the guidance prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2023-09 on its financial statements and expects to adopt the guidance upon its effective date.

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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value as of September 30, 2024 and December 31, 2023 because of the relatively short duration of these instruments. Marketable securities consist of time deposits and commercial paper not otherwise classified as cash equivalents. All marketable securities are considered to be available-for-sale and are recorded at their estimated fair values. Unrealized gains and losses for available-for-sale securities are recorded in accumulated other comprehensive loss.

Notes to Condensed Consolidated Financial Statements (continued)

The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following tables summarize the Company’s financial assets measured at fair value as of September 30, 2024 and December 31, 2023:

	Amortized cost or carrying value	Unrealized gains	Unrealized losses	Fair value measurements on a recurring basis September 30, 2024
				Level 1	Level 2	Level 3	Total

	(In thousands)
Financial assets:
Cash and cash equivalents:
Money market account	$41,259	$—	$—	$41,259	$—	$—	$41,259
Commercial paper	24,887	—	—	24,887	—	—	24,887
Total included in cash and cash equivalents	66,146	—	—	66,146	—	—	66,146
Marketable securities:
Commercial paper	4,853	114	—	4,967	—	—	4,967
Total marketable securities	4,853	114	—	4,967	—	—	4,967
Total financial assets	$70,999	$114	$—	$71,113	$—	$—	$71,113

	Amortized cost or carrying value	Unrealized gains	Unrealized losses	Fair value measurements on a recurring basis December 31, 2023
				Level 1	Level 2	Level 3	Total

	(In thousands)
Financial assets:
Cash and cash equivalents:
Money market account	$120,724	$—	$—	$120,724	$—	$—	$120,724
Total included in cash and cash equivalents	120,724	—	—	120,724	—	—	120,724
Marketable securities:
Time deposits	20,000	—	—	20,000	—	—	20,000
Commercial paper	1,422	66	—	1,488	—	—	1,488
Total marketable securities	21,422	66	—	21,488	—	—	21,488
Total financial assets	$142,146	$66	$—	$142,212	$—	$—	$142,212
The Company classifies its marketable securities as current assets as they are available for current operating needs. The following table summarizes the contractual maturities of marketable securities as of September 30, 2024:

	Amortized cost	Aggregate fair value

	(In thousands)
Financial assets:
Less than one year	$4,853	$4,967
Total	$4,853	$4,967

Notes to Condensed Consolidated Financial Statements (continued)

As of September 30, 2024, the marketable securities were in an unrealized gain position. The Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. As of September 30, 2024, the Company anticipates that it will recover the entire amortized cost basis of its marketable securities before maturity.
During the three and nine months ended September 30, 2024, there were $10.3 million and $48.6 million, respectively, in maturities of marketable securities. There were no proceeds from sales of marketable securities for the three and nine months ended September 30, 2024. There were $18.9 million and $61.8 million in maturities from marketable securities for the three and nine months ended September 30, 2023, respectively. There were no proceeds from sales of marketable securities for the three months ended September 30, 2023 and $38.3 million for the nine months ended September 30, 2023. The Company determines realized gains and losses on sale of marketable securities using the specific identification method and records such gains and losses in other income, net on the condensed consolidated statements of operations. Interest earned on marketable securities was $0.2 million and $0.8 million for the three and nine months ended September 30, 2024, respectively, and $0.6 million and $1.4 million for the three and nine months ended September 30, 2023, respectively. The interest is recorded in other income, net, on the accompanying condensed consolidated statements of operations. Accrued interest receivable is recorded in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.
As of September 30, 2024, the fair value of the 2026 Convertible Notes and 2028 Convertible Notes, as further described in Note 8, “Debt,” to these condensed consolidated financial statements, was approximately $31.8 million and $195.0 million, respectively. As of December 31, 2023, the fair value of the 2026 Convertible Notes and the 2028 Convertible Notes was approximately $145.5 million and $157.6 million, respectively. The fair value was determined based on the closing price for the Convertible Notes on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.

4. Financial Statement Components
Accounts receivable, net of allowances consist of the following:

	As of September 30,	As of December 31,
	2024	2023

	(In thousands)
Trade accounts receivable	$46,132	$35,612
Unbilled accounts receivable	54,824	43,631
Allowance for doubtful accounts and reserve for expected credit losses	(1,569)	(1,128)
Other accounts receivable	229	40
Total accounts receivable, net	$99,616	$78,155

Notes to Condensed Consolidated Financial Statements (continued)

Components of allowance for doubtful accounts and reserve for expected credit losses are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(In thousands)
Balance, beginning of period	$(2,843)	$(1,616)	$(1,128)	$(1,191)
Charged to bad debt expense, net of reversals	(212)	260	(2,088)	(465)
Deductions (1)	1,520	82	1,658	386
Impact of foreign currency translation	(34)	9	(11)	5
Balance, end of period	$(1,569)	$(1,265)	$(1,569)	$(1,265)
________________________
(1) Write-off of uncollectible accounts after all collection efforts have been exhausted.
Accrued expenses and other current liabilities consisted of the following:

	As of September 30,	As of December 31,
	2024	2023

	(In thousands)
Accrued expense	$67,125	$40,731
Accrued compensation and benefits	18,388	19,142
Accrued sales, use, VAT and telecommunications related taxes	8,087	8,467
Other accrued expenses	814	674
Total accrued expenses and other current liabilities	$94,414	$69,014
5. Leases
The Company primarily leases facilities for office space under non-cancelable operating leases for its U.S. and international locations. As of September 30, 2024, non-cancelable leases expire on various dates between 2024 and 2043, some of which include options to extend the leases for up to 20 years.
The lease expense recorded in the condensed consolidated statements of operations is comprised of operating lease costs of $5.6 million and $17.4 million for the three and nine months ended September 30, 2024,

Notes to Condensed Consolidated Financial Statements (continued)

respectively, and $5.3 million and $8.8 million for the three and nine months ended September 30, 2023, respectively.
Other supplemental information related to operating leases were as follows:

	Nine months ended September 30,
	2024	2023

Weighted average remaining lease term (in years)	18.71	19.33

Weighted average discount rate	8.77%	8.73%
Maturities of operating lease liabilities were as follows:

As of September 30,
2024

(In thousands)
2024 (remaining)	$5,743
2025	22,278
2026	21,723
2027	22,123
2028	22,462
Thereafter	378,808
Total lease payments	473,137
Less: imputed interest	(250,072)
Total lease obligations	223,065
Less: current obligations	(3,360)
Long-term lease obligations	$219,705

Notes to Condensed Consolidated Financial Statements (continued)

6. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	As of September 30,	As of December 31,
	2024	2023

	(In thousands)
Furniture and fixtures	$16,053	$16,036
Computer and office equipment	13,892	13,669
Telecommunications equipment	85,654	82,991
Leasehold improvements	75,875	75,437
Software	16,381	12,552
Internal-use software development	34,752	25,909
Automobile	480	507
Land	27,636	27,771
Land Improvements	1,065	930
Total cost	271,788	255,802
Less—accumulated depreciation	(101,657)	(77,938)
Total property, plant and equipment, net	$170,131	$177,864
The Company capitalized $2.7 million and $8.9 million of software development costs for the three and nine months ended September 30, 2024, respectively, and $3.4 million and $8.4 million for the three and nine months ended September 30, 2023, respectively.
Amortization expense related to capitalized software development costs was $1.0 million and $3.0 million for the three and nine months ended September 30, 2024, respectively, and $0.8 million and $2.2 million for the three and nine months ended September 30, 2023, respectively.
The Company recognized depreciation expense, which includes amortization of capitalized software development costs, as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(In thousands)
Cost of revenue	$4,679	$4,056	$14,135	$11,790
Research and development	1,628	1,199	4,856	2,461
Sales and marketing	1,107	905	3,355	1,486
General and administrative	575	487	1,659	990
Total depreciation expense	$7,989	$6,647	$24,005	$16,727

Notes to Condensed Consolidated Financial Statements (continued)

7. Goodwill and Intangible Assets
Goodwill
The change in the carrying amounts of goodwill was as follows:

Total

(In thousands)
Balance as of December 31, 2023	$335,872
Foreign currency translation adjustments	4,515
Balance as of September 30, 2024	$340,387
Intangible Assets
Intangible assets, net consisted of the following:

	As of September 30,			As of December 31,
	2024			2023

	Gross Amount	Accumulated Amortization	Net Carrying Value	Gross Amount	Accumulated Amortization	Net Carrying Value

	(In thousands)
Customer relationships	$154,049	$(44,570)	$109,479	$147,426	$(35,599)	$111,827
Developed technology	80,796	(31,645)	49,151	79,702	(25,239)	54,463
Other, definite lived	2,828	(2,828)	—	2,828	(2,828)	—
Licenses, indefinite lived	624	—	624	624	—	624
Total intangible assets, net	$238,297	$(79,043)	$159,254	$230,580	$(63,666)	$166,914
The Company recognized amortization expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(In thousands)
Cost of revenue	$1,977	$1,959	$5,877	$5,863
Sales and marketing	2,459	2,389	7,256	7,097
Total amortization expense	$4,436	$4,348	$13,133	$12,960

Notes to Condensed Consolidated Financial Statements (continued)

The remaining weighted average amortization period for definite lived intangible assets is 9.2 years.
Future estimated amortization expense for definite lived intangible assets is as follows:

As of September 30,
2024

(In thousands)
2024 (remaining)	$4,544
2025	18,176
2026	18,176
2027	18,176
2028	18,176
Thereafter	81,382
$158,630

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
As of September 30, 2024, unamortized debt issuance costs were $0.9 million, of which $0.2 million were included in prepaid expenses and other current assets and $0.7 million were included in other long-term assets. As of December 31, 2023, unamortized debt issuance costs were $0.6 million, of which $0.1 million were included in prepaid expenses and other current assets and $0.5 million were included in other long-term assets.
As of September 30, 2024, the Company had $25.0 million in outstanding borrowings under the Credit Facility and was in compliance with all financial and non-financial covenants for all periods presented. As of September 30, 2024, the applicable interest rate was 7.71% and the available borrowing capacity under the Credit Facility was $75.0 million.
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
During May 2024, the Company entered into separate, privately negotiated repurchase agreements with a limited number of holders of the 2026 Convertible Notes (the “2024 Repurchases”) to repurchase approximately $140.0 million aggregate principal amount of the 2026 Convertible Notes for an aggregate cash price of approximately $128.5 million. The 2024 Repurchases closed on May 9, 2024. Following the 2024 Repurchases and previous repurchases, approximately $35.0 million principal amount of the 2026 Convertible Notes remain outstanding. The difference between the consideration used for the 2024 Repurchases and the carrying value of the 2026 Convertible Notes resulted in a gain of $10.3 million recorded within net gain on extinguishment of debt on the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2024. The Company had previously entered into capped call transactions with certain financial institutions in connection with the 2026 Convertible Notes. All of these transactions are expected to remain in effect notwithstanding the repurchases.
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
During the three and nine months ended September 30, 2024, the conditions allowing the holders of the 2026 Convertible Notes and the 2028 Convertible Notes to convert were not met. The Convertible Notes may be convertible thereafter if one or more of the conversion conditions specified in each respective Notes Indenture are

Notes to Condensed Consolidated Financial Statements (continued)

satisfied during future measurement periods. The Company continues to classify the Convertible Notes as a long-term liability in its condensed consolidated balance sheets as of September 30, 2024, based on contractual settlement provisions.
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
The net carrying amount of the liability components of the Convertible Notes were as follows:

	As of September 30,	As of December 31,
	2024	2023

2026 Convertible Notes:	(In thousands)
Principal	$35,000	$175,000
Unamortized debt issuance costs	(248)	(1,891)
2026 Convertible Notes net carrying amount	34,752	173,109

2028 Convertible Notes:
Principal	250,000	250,000
Unamortized debt issuance costs	(3,780)	(4,583)
2028 Convertible Notes net carrying amount	246,220	245,417
Total net carrying amount	$280,972	$418,526
The following table sets forth the interest expense recognized related to the Convertible Notes:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

2026 Convertible Notes:	(In thousands)
Contractual interest expense	$22	$109	$219	$356
Amortization of debt issuance costs	44	217	377	723
Total interest expense related to the 2026 Convertible Notes	66	326	596	1,079

2028 Convertible Notes:
Contractual interest expense	313	313	939	939
Amortization of debt issuance costs	267	267	803	797
Total interest expense related to the 2028 Convertible Notes	580	580	1,742	1,736
Total interest expense	$646	$906	$2,338	$2,815

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
The following table sets forth key terms and costs incurred for the Capped Calls related to the Convertible Notes as of September 30, 2024:

	2026 Convertible Notes	2028 Convertible Notes

	(In thousands, except share and per share amounts)
Initial approximate strike price per share, subject to certain adjustments	$91.03	$179.27
Initial cap price per share, subject to certain adjustments	$137.40	$260.76
Net costs incurred	$43,320	$25,500
Class A common stock covered, subject to anti-dilution adjustments	384,500	1,394,525
All of the Capped Calls were outstanding as of September 30, 2024.

9. Revenue
Geographic Information
The Company generates its revenue primarily in North America. Revenue by geographic area is detailed in the table below, which is apportioned based on the destination of the service:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(In thousands)
North America	$170,269	$130,571	$471,239	$370,737
Rest of World	23,614	21,442	67,279	64,994
Total	$193,883	$152,013	$538,518	$435,731

The Company’s long-lived assets are primarily held in North America. As of September 30, 2024 and December 31, 2023, long-lived assets held outside of North America were $2.5 million and $4.5 million, respectively.

Notes to Condensed Consolidated Financial Statements (continued)

Deferred Revenue
During the three and nine months ended September 30, 2024, the Company recognized revenue of $1.6 million and $5.3 million, respectively, that was included in the deferred revenue balances at the beginning of the year. The Company expects to recognize $7.0 million in revenue over the next 12 months related to its contract liabilities as of September 30, 2024.

10. Stockholders’ Equity
The Company had reserved shares of Class A common stock for issuance under stock-based award agreements as follows:

	As of September 30,	As of December 31,
	2024	2023
Stock options issued and outstanding	83,039	97,480
Nonvested restricted stock units issued and outstanding	3,901,907	5,066,159
Stock-based awards available for grant under the 2017 Plan	3,376,086	2,330,616
Total	7,361,032	7,494,255
11. Stock-Based Compensation
Stock Options
The following summarizes the stock option activity for the nine months ended September 30, 2024:

	Number of options outstanding	Weighted- average exercise price (Per share)	Weighted- average remaining contract life (In years)	Aggregate intrinsic value (In thousands)
Outstanding as of December 31, 2023	97,480	$12.75	2.97	$332
Granted	—	—
Exercised	(13,504)	9.51
Forfeited or expired	(937)	22.81
Outstanding as of September 30, 2024	83,039	$13.17	2.34	$430

Options vested and exercisable at September 30, 2024	83,039	$13.17	2.34	$430
Options vested and expected to vest as of September 30, 2024	83,039	$13.17	2.34	$430
As of September 30, 2024, the Company had no unrecognized compensation cost related to non-vested stock options. All outstanding stock options were fully vested prior to December 31, 2022.

Notes to Condensed Consolidated Financial Statements (continued)

Restricted Stock Units
The following summarizes the restricted stock unit (“RSU”) activity for the nine months ended September 30, 2024:

	Number of awards outstanding	Weighted-average grant date fair value (Per share)
Nonvested RSUs as of December 31, 2023	5,066,159	$18.41
Granted	729,780	20.40
Vested	(1,448,305)	25.27
Forfeited	(445,727)	16.39
Nonvested RSUs as of September 30, 2024	3,901,907	$16.46
As of September 30, 2024, total unrecognized compensation cost related to non-vested RSUs was $49.0 million, which will be amortized over a weighted-average period of 1.74 years.
Stock-Based Compensation Expense
The Company recognized total stock-based compensation expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(In thousands)
Cost of revenue	$352	$182	$1,123	$578
Research and development	4,606	2,822	14,606	9,278
Sales and marketing	1,744	1,160	6,014	3,825
General and administrative	4,747	2,778	13,405	8,644
Total	$11,449	$6,942	$35,148	$22,325

12. Commitments and Contingencies
Operating Leases
The Company leases office space under non-cancelable operating lease agreements that expire on various dates through July 2043. As of September 30, 2024, the Company has $478.6 million in future minimum rent payments for its current office space. See Note 5, “Leases,” to the condensed consolidated financial statements, for additional details on the Company’s operating lease commitments.
Contractual Obligations
As of September 30, 2024, the Company has $12.0 million in non-cancellable purchase obligations, consisting of primarily network equipment maintenance and software license contracts, of which $4.5 million will be fulfilled within one year.

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
The Company’s effective tax rate was 228.7% and 21.0% for the three and nine months ended September 30, 2024, respectively, and 4.1% and 37.1% for the three and nine months ended September 30, 2023, respectively. For the three months ended September 30, 2024, the effective tax rate increased from the three months ended September 30, 2023, primarily due to the near breakeven year-to-date pre-tax loss of $0.3 million in relation to the tax benefits resulting from operating losses outside of the U.S. which are not offset by a valuation allowance, and decreased tax payable in the U.S. For the nine months ended September 30, 2024, the unfavorable change in the effective tax rate associated with the decreased tax benefit, as compared to the nine months ended September 30, 2023, is primarily due to decreased operating losses outside of the U.S., where tax benefits are recognized and are not offset by a valuation allowance.
Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of September 30, 2024, the Company continues to maintain a valuation allowance against its U.S. federal and state net deferred tax assets.
The Company’s effective tax rate for the three months and nine months ended September 30, 2024 differed from the federal statutory tax rate of 21% in the U.S. primarily due the valuation allowance recorded against its U.S. federal and state net deferred tax assets. Other permanent tax adjustments within the effective tax rates, which are offset by the valuation allowance, include state taxes, federal research credit under Internal Revenue Code Section 41, equity compensation in the U.S. and other U.S. non-deductible expenditures.

Notes to Condensed Consolidated Financial Statements (continued)

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
The components of basic and diluted income (loss) per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(In thousands, except share and per share amounts)
Earnings per share
Net income (loss) attributable to common stockholders	$413	$(5,130)	$(4,765)	$(5,409)
Net income (loss) per share:
Basic	$0.02	$(0.20)	$(0.18)	$(0.21)
Diluted	$0.01	$(0.20)	$(0.18)	$(0.21)
Weighted average number of common shares outstanding:
Basic	27,374,367	25,613,441	26,983,931	25,539,642
Stock options issued and outstanding	25,021	—	—	—
Nonvested RSUs outstanding	1,216,132	—	—	—
Diluted	28,615,520	25,613,441	26,983,931	25,539,642
The following common share equivalents were excluded from the weighted average shares used to calculate net income (loss) per common share because their effects would have been anti-dilutive:

	As of September 30,
	2024	2023
Stock options issued and outstanding	83,039	98,105
Restricted stock units issued and outstanding	3,965,171	2,547,955
Convertible senior notes	2,503,118	3,484,424
Total	6,551,328	6,130,484
15. Subsequent Events
Second Amendment to Credit Agreement
On October 28, 2024, the Company entered into a second amendment to the Credit Agreement among the Company, as borrower, certain subsidiaries of the Company, as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent, swingline lender and letters of credit issuer, with BofA Securities, Inc. and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Bookrunners. Effective as of October 28, 2024, the Credit Agreement was amended to:
•increase the aggregate revolving credit commitments from $100.0 million to $150.0 million;
•with respect to applicable interest rates, modify the applicable margin for loans based on SOFR to between 2.00% and 2.50%, and modify the applicable margin for loans based on the base rate to between 1.00% and 1.50%, in each case depending upon the Company’s consolidated total leverage ratio for the most recent fiscal quarter for which financial statements have been delivered under the Credit Agreement;

Notes to Condensed Consolidated Financial Statements (continued)

•modify the quarterly commitment fee to between 0.20% and 0.25% on the unused portion of the borrowing commitment, depending upon the Company’s consolidated total leverage ratio for the most recent fiscal quarter for which financial statements have been delivered under the Credit Agreement;
•replace the existing financial covenants with the following new financial covenants: (a) (1) for each fiscal quarter ending on or prior to June 30, 2025, a consolidated senior secured leverage ratio not to exceed 2.75 to 1.00, and (2) for each fiscal quarter thereafter, a consolidated senior secured leverage ratio not to exceed 2.50 to 1.00; and (b) a consolidated fixed charge coverage ratio not less than 2.00 to 1.00, in each case tested as of the end of any fiscal quarter;
•modify exceptions to certain customary negative covenants to require a pro forma consolidated senior secured leverage ratio at least 0.50 to 1.00 inside the maximum then-applicable consolidated senior secured leverage ratio, and modify the exception to the restriction on additional convertible indebtedness to require a pro forma consolidated total leverage ratio over the most recent four fiscal quarters not to exceed 4.50 to 1.00; and
•modify the maturity date to the earlier of (a) May 1, 2029 or (b) the date that is 91 days prior to the scheduled maturity date or mandatory conversion date of any of the Company’s outstanding convertible senior notes due 2028.
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
For the three months ended September 30, 2024 and 2023, total revenue was $194 million and $152 million, respectively, representing an increase of 28%. For the three months ended September 30, 2024 and 2023, net income was less than $1 million and net loss was $5 million, respectively. For the nine months ended September 30, 2024 and 2023, total revenue was $539 million and $436 million, respectively, representing an increase of 24%. For the nine months ended September 30, 2024 and 2023, net loss was $5 million.
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

Management’s Discussion and Analysis
The difference between the consideration used for the 2024 Repurchases and the carrying value of the 2026 Convertible Notes resulted in a gain of $10 million recorded within net gain on extinguishment of debt on our condensed consolidated statements of operations for the nine months ended September 30, 2024.
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
As of September 30, 2024, we had $25 million in outstanding borrowings under the Credit Facility, and we were in compliance with all financial and non-financial covenants for all periods presented. As of September 30, 2024, the applicable weighted average interest rate was 7.71% and the available borrowing capacity under the Credit Facility was $75 million.

Key Performance Indicator
We monitor the following key performance indicator (“KPI”) to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. We believe the following KPI is useful in evaluating our business:

	Three months ended September 30,
	2024	2023

Net retention rate	117%	104%
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
For the three months ended September 30, 2024 and 2023, we generated 75% and 73%, respectively, of our cloud communications revenue from reoccurring sources. For the nine months ended September 30, 2024 and 2023, we generated 74% and 72%, respectively, of our cloud communications revenue from reoccurring sources. The large bulk of our remaining cloud communications revenue is generated from recurring monthly charges.
We recognize accounts receivable at the time the customer is invoiced. Additionally, we record a receivable for unbilled revenue if services have been delivered and are billable in subsequent periods. Unbilled revenue made up 55% and 53% of outstanding accounts receivable, net of allowance for doubtful accounts, as of September 30, 2024 and 2023, respectively.
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
Income Taxes
For the three months ended September 30, 2024 and 2023, our effective tax rate was 228.7% and 4.1% respectively. The increase in the effective tax rate from 2023 to 2024 is primarily due to the near breakeven year-to-date pre-tax income of less than $1 million in relation to the tax benefits resulting from operating losses outside of the U.S. which are not offset by a valuation allowance, and decreased tax payable in the U.S.
For the nine months ended September 30, 2024 and 2023, our effective tax rate was 21.0% and 37.1% respectively. The decrease in the effective tax rate from 2023 to 2024 is primarily due to decreased operating losses outside of the U.S., where tax benefits are recognized and are not offset by a valuation allowance.
Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of September 30, 2024, we continue to maintain a valuation allowance against our U.S. federal and state net deferred tax assets.

Management’s Discussion and Analysis
Results of Operations
The following table sets forth selected condensed consolidated statements of operations data for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(In thousands)
Revenue	$193,883	$152,013	$538,518	$435,731
Cost of revenue	120,749	92,514	335,071	261,624
Gross profit	73,134	59,499	203,447	174,107
Operating expenses
Research and development	30,171	24,792	87,215	75,305
Sales and marketing	26,285	25,011	81,490	75,794
General and administrative	17,576	15,843	52,130	48,430
Total operating expenses	74,032	65,646	220,835	199,529
Operating loss	(898)	(6,147)	(17,388)	(25,422)
Other income, net
Net gain on extinguishment of debt	—	—	10,267	12,767
Gain on business interruption insurance recoveries	—	—	—	4,000
Interest (expense) income, net	(1,025)	59	(1,090)	(1,177)
Other income, net	1,602	739	2,181	1,229
Total other income, net	577	798	11,358	16,819
Loss before income taxes	(321)	(5,349)	(6,030)	(8,603)
Income tax benefit	734	219	1,265	3,194
Net income (loss)	$413	$(5,130)	$(4,765)	$(5,409)
The following table sets forth selected condensed consolidated statements of operations data as a percentage of our total revenue for the periods presented. *

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Cost of revenue	62%	61%	62%	60%
Gross profit	38%	39%	38%	40%
Operating expenses
Research and development	16%	16%	16%	17%
Sales and marketing	14%	16%	15%	17%
General and administrative	9%	10%	10%	11%
Total operating expenses	38%	43%	41%	46%
Operating loss	—%	(4)%	(3)%	(6)%
Other income, net
Net gain on extinguishment of debt	—%	—%	2%	3%
Gain on business interruption insurance recoveries	—%	—%	—%	1%
Interest (expense) income, net	(1)%	—%	—%	—%
Other income, net	1%	—%	—%	—%
Total other income, net	—%	1%	2%	4%
Loss before income taxes	—%	(4)%	(1)%	(2)%
Income tax benefit	—%	—%	—%	1%
Net income (loss)	—%	(3)%	(1)%	(1)%
(*) Columns may not foot due to rounding.

Management’s Discussion and Analysis
Comparison of the three months ended September 30, 2024 and 2023
Revenue

	Three months ended September 30,
	2024	2023	Change

	(Dollars in thousands)
Cloud communications	$138,826	$120,218	$18,608	15%
Messaging surcharges	55,057	31,795	23,262	73%
Revenue	$193,883	$152,013	$41,870	28%
For the three months ended September 30, 2024, our cloud communications revenue increased by $19 million, or 15%, compared with the same period in 2023. All of our product categories demonstrated growth for the three months ended September 30, 2024, with messaging experiencing the most significant increase, primarily fueled by higher political messaging leading up to the U.S. presidential election in November 2024.
For the three months ended September 30, 2024, our revenue from messaging surcharges increased by $23 million, or 73%, compared with the same period in 2023. This growth was primarily driven by higher messaging volumes.
Cost of Revenue and Gross Margin

	Three months ended September 30,
	2024	2023	Change

	(Dollars in thousands)
Cost of revenue	$120,749	$92,514	$28,235	31%
Gross profit	$73,134	$59,499	$13,635	23%
Total gross margin	38%	39%
For the three months ended September 30, 2024, total cost of revenue increased by $28 million, compared with the same period in 2023, driven by higher pass-through messaging surcharges of $22 million. The combination of changes in total revenue and total cost of revenue yielded gross profit of $73 million, which increased $14 million from the same period in 2023, driven by higher revenue from messaging, voice and phone numbers.
Our total gross margin percentage of 38% for the three months ended September 30, 2024, declined by 1%, compared with the same period in 2023, driven by higher pass-through messaging surcharges within the total revenue mix.
Operating Expenses

	Three months ended September 30,
	2024	2023	Change

	(Dollars in thousands)
Research and development	$30,171	$24,792	$5,379	22%
Sales and marketing	26,285	25,011	1,274	5%
General and administrative	17,576	15,843	1,733	11%
Total operating expenses	$74,032	$65,646	$8,386	13%
As a percentage of revenue, total operating expenses for the three months ended September 30, 2024 and 2023 were 38% and 43%, respectively.

Management’s Discussion and Analysis
For the three months ended September 30, 2024, research and development expenses increased by $5 million, or 22%, compared with the same period in 2023. This increase was primarily due to higher headcount expenses as we invest in our staff and bolster our expanding research and development capabilities.
For the three months ended September 30, 2024, sales and marketing expenses increased by $1 million, or 5%, compared with the same period in 2023, largely due to higher headcount expenses as we seek to capitalize on our market opportunity and drive higher revenue.
For the three months ended September 30, 2024, general and administrative expenses increased by $2 million, or 11%, compared with the same period in 2023, driven entirely by higher headcount expenses.
Interest (Expense) Income, Net
For the three months ended September 30, 2024, interest income, net of expense decreased by $1 million, compared with the same period in 2023. This was driven by higher interest expense from a draw on our Credit Facility to partially fund the 2024 Repurchases and lower interest income from the utilization of cash for the 2024 Repurchases.
Income Tax Benefit
Our income tax provision or benefit for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items that occurred in the quarter.
For the three months ended September 30, 2024, we recognized an income tax benefit of $1 million, an increase of less than $1 million, compared with the same period in 2023. The resulting effective tax rate for the three months ended September 30, 2024 was 228.7%, compared with 4.1% in 2023.
For the three months ended September 30, 2024, the change to the effective tax rate was primarily due to the near breakeven year-to-date pre-tax income of less than $1 million in relation to the tax benefits resulting from operating losses outside of the U.S. which are not offset by a valuation allowance, and decreased tax payable in the U.S.
For the three months ended September 30, 2024 and 2023, the effective tax rate of 228.7% and 4.1% differed from the federal statutory rate of 21% in the U.S. primarily due to the valuation allowance recorded against our U.S. federal and state net deferred tax assets.
Most of the permanent tax adjustments within our effective tax rate are offset by a valuation allowance. These adjustments include state taxes, federal research tax credits under Section 41 of the Internal Revenue Code of 1986, as amended (the “Code”), equity compensation in the U.S. and other non-deductible expenditures in the U.S. Excluding the impact of the valuation allowance, we realized an estimated state effective tax rate of 4.3% for the three months ended September 30, 2024. In addition, exclusive of the valuation allowance, we continue to generate income tax benefits in the current period related to income tax credits recognized for qualified research activities in the U.S. The applicable federal tax laws and regulations define qualified research activities as research and development activities conducted in the U.S. that involve a process of experimentation designed to discover new information intended to develop a new or improved business component. Absent the valuation allowance, equity compensation also impacts the effective tax rate to the extent the income tax deduction exceeds or is below the related book expense, as required under ASC 718-740-35-2. Other U.S. non-deductible expenses that are offset by the valuation allowance consist primarily of non-deductible executive compensation under Section 162(m) of the Code.
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
Comparison of the nine months ended September 30, 2024 and 2023
Revenue

	Nine months ended September 30,
	2024	2023	Change

	(Dollars in thousands)
Cloud communications	$395,676	$353,063	$42,613	12%
Messaging surcharges	142,842	82,668	60,174	73%
Revenue	$538,518	$435,731	$102,787	24%
For the nine months ended September 30, 2024, our cloud communications revenue increased by $43 million, or 12%, compared with the same period in 2023. All of our product categories demonstrated growth for the nine months ended September 30, 2024, with messaging, experiencing the most significant increase, primarily fueled by higher political messaging leading up to the U.S. presidential election in November 2024.
For the nine months ended September 30, 2024, our revenue from messaging surcharges increased by $60 million, or 73%, compared with the same period in 2023. This growth was primarily driven by higher messaging volumes.
Cost of Revenue and Gross Margin

	Nine months ended September 30,
	2024	2023	Change

	(Dollars in thousands)
Cost of revenue	$335,071	$261,624	$73,447	28%
Gross profit	$203,447	$174,107	$29,340	17%
Total gross margin	38%	40%
For the nine months ended September 30, 2024, total cost of revenue increased by $73 million, compared with the same period in 2023, driven by higher pass-through messaging surcharges of $59 million. The combination of changes in total revenue and total cost of revenue yielded gross profit of $203 million, which increased $29 million from the same period in 2023, driven by higher revenue across all product categories.
Our total gross margin percentage of 38% for the nine months ended September 30, 2024, declined by 2%, compared with the same period in 2023, driven by higher pass-through messaging surcharges within the total revenue mix.
Operating Expenses

	Nine months ended September 30,
	2024	2023	Change

	(Dollars in thousands)
Research and development	$87,215	$75,305	$11,910	16%
Sales and marketing	81,490	75,794	5,696	8%
General and administrative	52,130	48,430	3,700	8%
Total operating expenses	$220,835	$199,529	$21,306	11%
As a percentage of revenue, total operating expenses for the nine months ended September 30, 2024 and 2023 were 41% and 46%, respectively.

Management’s Discussion and Analysis
For the nine months ended September 30, 2024, research and development expenses increased by $12 million, or 16%, compared with the same period in 2023. This increase was primarily due to higher facilities expenses in support of our expanding research and development capabilities.
For the nine months ended September 30, 2024, sales and marketing expenses increased by $6 million, or 8%, compared with the same period in 2023, primarily due to higher facilities expenses in support of our sales force.
For the nine months ended September 30, 2024, general and administrative expenses increased by $4 million, or 8%, compared with the same period in 2023, driven by higher headcount expenses.
Interest (Expense) Income, Net
For the nine months ended September 30, 2024, interest income, net of expense increased by less than $1 million, compared with the same period in 2023, primarily from higher interest income of less than $1 million and partially offset by higher interest expense from a draw on our Credit Facility to partially fund the 2024 Repurchases in May 2024.
Income Tax Benefit
Our income tax provision or benefit for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items that occurred in the quarter.
For the nine months ended September 30, 2024, we recognized an income tax benefit of $1 million, a decrease of $2 million, compared with the same period in 2023. The resulting effective tax rate for the nine months ended September 30, 2024, was 21.0%, compared with 37.1% in 2023.
For the nine months ended September 30, 2024, the decrease in the effective tax rate is primarily due to decreased operating losses outside of the U.S., where tax benefits are recognized and are not offset by a valuation allowance.
For the nine months ended September 30, 2024 and 2023, the effective tax rate of 21.0% and 37.1% differed from the federal statutory rate of 21% in the U.S. primarily due to the valuation allowance recorded against our U.S. federal and state net deferred tax assets.
Most of the permanent tax adjustments within our effective tax rate are offset by a valuation allowance. These adjustments include state taxes, federal research tax credits under Section 41 of the Code, equity compensation in the U.S. and other non-deductible expenditures in the U.S. Excluding the impact of the valuation allowance, we realized an estimated state effective tax rate of 4.3% for the nine months ended September 30, 2024. In addition, exclusive of the valuation allowance, we continue to generate income tax benefits in the current period related to income tax credits recognized for qualified research activities in the U.S. The applicable federal tax laws and regulations define qualified research activities as research and development activities conducted in the U.S. that involve a process of experimentation designed to discover new information intended to develop a new or improved business component. Absent the valuation allowance, equity compensation also impacts the effective tax rate to the extent the income tax deduction exceeds or is below the related book expense, as required under ASC 718-740-35-2. Other U.S. non-deductible expenses that are offset by the valuation allowance consist primarily of non-deductible executive compensation under Section 162(m) of the Code.
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

Management’s Discussion and Analysis
Liquidity and Capital Resources
Our liquidity is provided by our cash flow from operations less expenditures for capital equipment, and supplemented by financing activities from time to time. Our cash flow from operations is driven by monthly payments from customers for communication services consumed during the period. Our primary uses of cash include operating costs, such as fees paid to other network service providers, network operations costs, personnel costs and facility expenses, as well as the purchase of property, plant and equipment to support growth on our communications platform. As of September 30, 2024, we had cash and cash equivalents of $75 million and marketable securities of $5 million.
On August 1, 2023, we entered into the Credit Agreement, which provides for a $50 million Credit Facility, including a $15 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $5 million. On May 1, 2024, we amended the Credit Agreement by upsizing the Credit Facility from $50 million to $100 million and extending the maturity date to May 1, 2029. As of September 30, 2024, we had $25 million in outstanding borrowings under the Credit Facility and the available borrowing capacity was $75 million. See Note 8, “Debt,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the Credit Agreement.
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
Our principal future commitments consist of (i) an aggregate of $285 million in Convertible Notes, (ii) $25 million under our Credit Facility (iii) $479 million in future minimum rent payments for our current office space, including a $471 million non-cancelable lease for our new corporate headquarters, which commenced in the third quarter of 2023 and which will continue for an initial twenty (20) year term, and (iv) $12 million in non-cancelable purchase obligations and future minimum payments under contracts to various service providers. For additional information on these future contractual obligations, see Note 8, “Debt,” and Note 12, “Commitments and Contingencies,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Management’s Discussion and Analysis
Statement of Cash Flows
The table below summarizes our cash flow information:

	Nine months ended September 30,
	2024	2023

	(In thousands)
Net cash provided by operating activities	$47,365	$19,733
Net cash provided by investing activities	1,692	26,883
Net cash used in financing activities	(106,144)	(52,722)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	41	(887)
Net decrease in cash, cash equivalents, and restricted cash	$(57,046)	$(6,993)
Cash Flows from Operating Activities
For the nine months ended September 30, 2024, net cash provided by operating activities was $47 million and was generated by our aggregate results of $56 million during the period, net of (1) non-cash items comprising depreciation and amortization, non-cash reduction to the right-of-use asset, amortization of debt discount and issuance costs, stock-based compensation, deferred taxes and other, gain on sale of intangible asset, net gain on extinguishment of debt, and (2) a $9 million cash outflow from lower operating liabilities and higher operating assets.
Within operating liabilities, the net cash provided as a result of higher accounts payable and accrued expenses and other liabilities of $13 million during 2024 was driven by timing of incurred expenses.
Within operating assets, the net cash used as a result of higher accounts receivable of $21 million during 2024 was driven by higher unbilled receivables balances primarily from higher political messaging sales leading up to the U.S. presidential election in November 2024.
Cash Flows from Investing Activities
For the nine months ended September 30, 2024, net cash provided by investing activities was $2 million. This was primarily driven by (1) cash used for the purchase of property, plant and equipment of $11 million and cash used for capitalized software development costs of $9 million, driven by investments in the communications platform, (2) cash provided by the maturities of marketable securities, net of purchases, of $17 million to partially fund the 2024 Repurchases, and (3) net cash provided by the refund of construction in progress deposits of $3 million.
Cash Flows from Financing Activities
For the nine months ended September 30, 2024, net cash used in financing activities was $106 million, consisting primarily of (1) $129 million of cash used to complete the 2024 Repurchases, offset by (2) cash provided of $25 million from net borrowing on our line of credit to partially fund the 2024 Repurchases.

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

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Gross Profit	$73,134	$59,499	$203,447	$174,107
Gross Profit Margin %	38%	39%	38%	40%
Depreciation	4,679	4,056	14,135	11,790
Amortization of acquired intangible assets	1,977	1,959	5,877	5,863
Stock-based compensation	352	182	1,123	578
Non-GAAP Gross Profit	$80,142	$65,696	$224,582	$192,338
Non-GAAP Gross Margin % (1)	58%	55%	57%	54%
________________________
(1) Calculated by dividing Non-GAAP gross profit by cloud communications revenue of $139 million and $396 million in the three and nine months ended September 30, 2024, respectively, and $120 million and $353 million for the three and nine months ended September 30, 2023, respectively.

Management’s Discussion and Analysis
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

Management’s Discussion and Analysis

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(In thousands, except share and per share amounts)
Net income (loss)	$413	$(5,130)	$(4,765)	$(5,409)
Stock-based compensation	11,449	6,942	35,148	22,325
Amortization of acquired intangibles	4,436	4,348	13,133	12,960
Amortization of debt discount and issuance costs for convertible debt	311	484	1,180	1,520
Net cost associated with early lease terminations and leases without economic benefit	350	1,175	2,383	1,175
Net gain on extinguishment of debt	—	—	(10,267)	(12,767)
Gain on business interruption insurance recoveries	—	—	—	(4,000)
Non-recurring items not indicative of ongoing operations and other (1)	(957)	54	(828)	793
Estimated tax effects of adjustments (2)	(3,211)	(1,526)	(6,654)	(4,661)
Non-GAAP net income	$12,791	$6,347	$29,330	$11,936
Interest expense on Convertible Notes (3)	251	317	868	971
Numerator used to compute Non-GAAP diluted net income per share	$13,042	$6,664	$30,198	$12,907

Net income (loss) per share
Basic	$0.02	$(0.20)	$(0.18)	$(0.21)
Diluted	$0.01	$(0.20)	$(0.18)	$(0.21)

Non-GAAP net income per Non-GAAP share
Basic	$0.47	$0.25	$1.09	$0.47
Diluted	$0.43	$0.23	$0.98	$0.44

Weighted average number of shares outstanding
Basic	27,374,367	25,613,441	26,983,931	25,539,642
Diluted	28,615,520	25,613,441	26,983,931	25,539,642

Non-GAAP basic shares	27,374,367	25,613,441	26,983,931	25,539,642
Convertible debt conversion	1,779,025	3,317,023	2,503,118	3,484,424
Stock options issued and outstanding	25,021	20,360	28,785	47,345
Nonvested RSUs outstanding	1,216,132	—	1,430,317	—
Non-GAAP diluted shares	30,394,545	28,950,824	30,946,151	29,071,411
________________________
(1) Non-recurring items not indicative of ongoing operations and other include (i) $1.0 million gain on the sale of an intangible asset and less than $0.1 million of losses on disposals of property, plant and equipment during the three months ended September 30, 2024, (ii) $0.1 million of losses on disposals of property, plant and equipment during the three months ended September 30, 2023, (iii) $1.0 million gain on the sale of an intangible asset and $0.2 million of losses on disposals of property, plant and equipment during the nine months ended September 30, 2024, and (iv) $0.4 million of expense resulting from the early termination of our undrawn SVB credit facility and $0.4 million of losses on disposals of property, plant and equipment during the nine months ended September 30, 2023.

Management’s Discussion and Analysis
(2) The estimated tax-effect of adjustments is determined by recalculating the tax provision on a Non-GAAP basis. The Non-GAAP effective income tax rate was 15.5% and 11.0% for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024, the Non-GAAP effective income tax rate differed from the federal statutory tax rate of 21% in the U.S. primarily due to the research and development tax credits generated in 2024. We analyze the Non-GAAP valuation allowance position on a quarterly basis. In the fourth quarter of 2022, we removed the valuation allowance against all U.S. deferred tax assets for Non-GAAP purposes as a result of cumulative Non-GAAP U.S. income over the past three years and a significant depletion of net operating loss and tax credit carryforwards on a Non-GAAP basis. As of September 30, 2024, we have no valuation allowance against our remaining deferred tax assets for Non-GAAP purposes.
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

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(In thousands)
Net income (loss)	$413	$(5,130)	$(4,765)	$(5,409)
Income tax benefit	(734)	(219)	(1,265)	(3,194)
Interest expense (income), net	1,025	(59)	1,090	1,177
Depreciation	7,989	6,647	24,005	16,727
Amortization	4,436	4,348	13,133	12,960
Stock-based compensation	11,449	6,942	35,148	22,325
Net cost associated with early lease terminations and leases without economic benefit	350	1,175	2,383	1,175
Net gain on extinguishment of debt	—	—	(10,267)	(12,767)
Gain on business interruption insurance recoveries	—	—	—	(4,000)
Non-recurring items not indicative of ongoing operations and other (1)	(957)	54	(828)	391
Adjusted EBITDA	$23,971	$13,758	$58,634	$29,385
________________________
(1) Non-recurring items not indicative of ongoing operations and other include (i) $1.0 million gain on the sale of an intangible asset and less than $0.1 million of losses on disposals of property, plant and equipment during the three months ended September 30, 2024, (ii) $0.1 million of losses on disposals of property, plant and equipment during the three months ended September 30, 2023, (iii) $1.0 million gain on the sale of an intangible asset and $0.2 million of losses on disposals of property, plant and equipment during the nine months ended September 30, 2024, and (iv) $0.4 million of losses on disposals of property, plant and equipment during the nine months ended September 30, 2023.

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

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(In thousands)
Net cash provided by operating activities	$20,464	$23,001	$47,365	$19,733
Net cash used in investing in capital assets (1)	(6,219)	(4,811)	(19,207)	(13,671)
Free cash flow	$14,245	$18,190	$28,158	$6,062
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
Interest Rate Risk
We had cash and cash equivalents of $75 million and marketable securities of $5 million as of September 30, 2024, which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of interest bearing checking and direct deposit accounts, and money market accounts. Marketable securities consist of time deposits and commercial paper not otherwise classified as cash equivalents. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short‑term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
On May 1, 2024, we entered into an amendment to the Credit Agreement, which, among other things, increased our Credit Facility from $50 million to $100 million. Interest on borrowings under the Credit Facility accrues at an annual rate tied to a base rate or the SOFR, at our election. Loans based on SOFR bear interest at a rate equal to term SOFR for the applicable interest period plus 10 basis points plus an applicable margin between 2.25% and 2.75%, and loans based on the base rate bear interest at a rate equal to the base rate plus an applicable margin between 1.25% and 1.75%, in each case of the foregoing, depending upon our consolidated EBITDA for the most recent period of four consecutive fiscal quarters for which financial statements have been delivered under the Credit Agreement. As a result, we are exposed to interest rate risk as we make draws. As of September 30, 2024, the applicable weighted average interest rate was 7.71% and we had $25 million in outstanding borrowings under the Credit Facility.
As of September 30, 2024, we had gross carrying amounts of $35 million and $250 million outstanding from our 2026 Convertible Notes and 2028 Convertible Notes, respectively. As the Convertible Notes have a fixed annual interest rate, we have no financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change. Additionally, the fair value can be affected when the market price of our common stock fluctuates. We carry the Convertible Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.
A hypothetical 10% change in interest rates would not have had a material impact on our financial results included elsewhere in this Quarterly Report on Form 10-Q.

Foreign Currency Risk
The functional currencies of our foreign subsidiaries are the respective local currencies of the jurisdictions in which they operate, which are primarily the Euro and the British Pound. Approximately 12% and 15% of our total revenue was generated outside North America for the nine months ended September 30, 2024 and 2023, respectively. The majority of our revenues and operating expenses are denominated in U.S. dollars, and therefore are not currently subject to significant foreign currency risk. Our subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the year. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive loss within stockholders’ equity. Gains or losses due to transactions in foreign currencies are included in other income, net in our condensed consolidated statements of operations. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currencies result in increased revenue and operating expenses for our rest of world operations. Similarly, our revenue and operating expenses for our rest of world operations decrease if the U.S. dollar strengthens against foreign currencies. A hypothetical 10% adverse change in foreign currency exchange rates would have adversely impacted our net loss for the nine months ended September 30, 2024 by approximately $2.3 million.

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
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Prior to our initial public offering, there was no public market for shares of our Class A common stock. On November 10, 2017, we sold shares of our Class A common stock to the public at $20.00 per share. From November 10, 2017, the date that our Class A common stock began trading on the NASDAQ Global Select Market, through September 30, 2024, the trading price of our Class A common stock has ranged from $9.20 per share to $198.61 per share. The trading price of our Class A common stock may continue to be volatile and could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
Our Class A common stock has one vote per share, and our Class B common stock has ten votes per share. Substantially all of our Class B common stock continues to be held by our current Chairman and CEO, David Morken, and our co-Founder Henry Kaestner. Because of the ten-to-one voting ratio between our Class B and Class A common stock, these holders of our Class B common stock collectively control approximately 45% of the combined voting power of our common stock and therefore would be able to exert significant influence over all matters submitted to our stockholders for approval. This concentrated voting control limits or precludes stockholders’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments to our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that stockholders may feel are in their best interest as one of our stockholders.
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

Item 5. Other Information
No contracts, instructions or written plans for the sale or purchase of our securities were adopted, amended or terminated by our directors or executive officers during the three months ended September 30, 2024.

Item 6. Exhibits

Exhibit Index

Exhibit number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation.	10-Q	001-38285	3.1	12/14/2017
3.2	Third Amended and Restated Bylaws.	8-K	001-38285	3.1	11/2/2023
10.1	Second Amendment to Credit Agreement among Bandwidth Inc., certain subsidiaries of Bandwidth Inc., the several lenders from time to time party thereto, and Bank of America, N.A., dated as of October 28, 2024.				Filed herewith
31.1	Certificate of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
101.INS	XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.				Filed herewith
101.SCH	XBRL Taxonomy Schema Document.				Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith
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

BANDWIDTH INC.

Date:	October 31, 2024	By:	/s/ David A. Morken
David A. Morken
Chief Executive Officer
(Principal Executive Officer)

Date:	October 31, 2024	By:	/s/ Daryl E. Raiford
Daryl E. Raiford
Chief Financial Officer
(Principal Financial Officer)

Date:	October 31, 2024	By:	/s/ Devin M. Krupka
Devin M. Krupka
Senior Vice President, Corporate Controller
(Principal Accounting Officer)