Form 10-K
period 2024-12-31
Bandwidth Inc.
filed 2025-02-20
CIK 1514416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-K
__________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $409.0 million based upon the closing price reported for such date on the NASDAQ Global Select Market.
As of February 14, 2025, 26,665,744 shares of the registrant’s Class A common stock and 1,958,028 shares of registrant’s Class B common stock were outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part II and Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

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
•Our pricing and billing systems are complex and errors could adversely affect our results of operations.
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
•The communications industry faces significant regulatory uncertainties globally.
•The effects of evolving regulation of Internet Protocol (“IP”) -based service providers are unknown.
•Expanded regulatory oversight and enforcement from state and federal agencies may increase compliance and litigation-related risks.
•We must obtain and maintain numerous licenses and permits, in the United States and internationally, to operate our network.
•Evolving technical standards could increase business costs for existing and future products.
•If we violate regulatory requirements that apply to our operations, we may not be able to conduct our business or may be forced to do so under costly compliance structures.
•Our business is subject to complex and evolving laws, commercial standards, contractual obligations and other requirements regarding privacy and data protection.
•Our business may be harmed if we cannot obtain, retain and distribute local or toll-free numbers.
•We may be exposed to liabilities under anti-corruption, export control and economic sanction regulations.
•Third-party intellectual property rights could prevent us from using technologies needed to provide our services.

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
•Our customers may choose to discontinue use of Voice over Internet Protocol (“VoIP”)-based services and revert to traditional network service providers.
•We may lose customers if our platform or network fails or is disrupted.
•Defects or errors in our services could harm our business.
•If our emergency services do not function properly, we may be exposed to significant liability.
•Termination of relationships with key suppliers could cause delay and additional costs.
•Supply chain interruptions or cyber-attacks aimed at third parties we work with could harm our business.
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
•Anti-takeover provisions in our organizational documents and Delaware law could impair a takeover attempt.
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
With the combination of our software APIs, our global Communications Cloud and our broad range of experience with global regulatory frameworks, we believe Bandwidth is one of the best-positioned providers in our space to deliver mission-critical communications for global enterprises. In fact, Bandwidth already powers all the 2024 GartnerⓇ Magic Quadrant Leaders in the key cloud communications categories of Unified Communications as a Service (“UCaaS”) and Contact Center as a Service (“CCaaS”).
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
Go-to-Market Strategy
Bandwidth’s go-to-market strategy is designed around the global shift from on-premises based technology to cloud-based communications. We believe we are the only global Communications Platform as a Service (“CPaaS”) provider that also owns and operates our own cloud communications network. This competitive differentiator has enabled Bandwidth to power the forces behind successive waves of the cloud communications revolution–from the growth of unified communications hyperscalers, to the acceleration of messaging platform leaders, and to directly powering global enterprise communications. As each of these customer categories uses services on the Bandwidth Communications Cloud in its own unique way, we have designed three key market offerings to power digital communications transformation:

•Market Offering 1: Global Voice Plans. This category serves the leading power platforms at the forefront of the communications transformation in UCaaS and CCaaS. We enable these customers to rapidly automate voice, global number management, emergency services, and many other services on a scalable, global basis.
•Market Offering 2: Programmable Messaging. This comprises our text messaging solutions, through which we support innovative SaaS platforms with use cases like retail and eCommerce promotions, financial services identity authentication, and healthcare patient engagement. Programmable Messaging customers come to our Bandwidth Communications Cloud because we offer high capacity, volume and deliverability. We believe this category represents a significant opportunity for future growth due to our ability to scale with customer demand, and innovative products and features such as the emergence of Rich Communication Services (“RCS”) in the U.S. market.
•Market Offering 3: Enterprise Voice. In this category, Global 2000 enterprises engage directly with us to leverage our voice, global number management, emergency services and other services in their digital transformation. Bandwidth’s MaestroTM platform (described below) is designed to accelerate these customers’ transitions from on-premises equipment to a hybrid or fully cloud-based solution utilizing integrations with leading UCaaS, CCaaS, voice authentication, conversational AI, and other platforms. Bandwidth’s platform architecture provides flexibility, resiliency, and simplicity for enterprises who are modernizing their communications stacks.
Market Offering 1: Global Voice Plans
Through our Global Voice Plans market offering, we power all the leaders in UCaaS and CCaaS, as recognized by the research firm Gartner, including Microsoft, Google, Zoom, RingCentral, Genesys, and Five9. We have been co-creating with many of these customers for more than a decade.
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
Market Offering 2: Programmable Messaging
Our Programmable Messaging market offering is aimed at large messaging customers that use Bandwidth to deliver digital engagement experiences, primarily through our text messaging solutions.
With a significantly higher open rate by end users than email, text messaging has become a key channel to reach consumers. Our easy-to-use APIs and proven track record for deliverability have made Bandwidth a top choice for many leading platforms in text messaging.

Our messaging customers are powering digital engagements across many of the major brands of products people wear, eat, drive and use every day. Use cases include retail and eCommerce promotions, financial services identity authentication, healthcare patient engagement, and many more. Bandwidth offers a full suite of messaging products, including Application to Person (“A2P”) messaging solutions supporting both SMS and MMS on Local Numbers (“10DLC”), Toll Free Numbers, and Short Codes. All our solutions support bi-directional unicode, including emojis.
Bandwidth’s capacity, high deliverability, regulatory know-how and exceptional human-based support has positioned us as a leading provider for messaging platforms. We believe we will continue to win high-volume contracts from customers that have run out of capacity with our competitors or who seek the robustness, reliability and resilience of our service.
Market Offering 3: Enterprise Voice
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
Bandwidth MaestroTM (“Maestro”), launched in 2023, is a first-of-its-kind, next-generation enterprise cloud communications platform that enables customers to solve the key challenge of integrating best-in-class, real-time voice applications across their UCaaS, CCaaS, AI and machine learning platforms. We believe Maestro’s open approach, designed to accommodate technologies developed by third parties, is unique in the cloud communications space. It provides a critical technology bridge that enterprises need to orchestrate a modern customer experience stack without months of costly integration work, which results in faster time to value and enhanced customer and employee experiences and loyalty.
Maestro is a key platform for Bandwidth’s AI innovation strategy. In 2023, Bandwidth launched AIBridge, a solution integrated with Maestro, which enables enterprises to easily deploy voice-based AI tools in their contact centers to resolve calls faster and more efficiently in the communications cloud.
With these three market offerings, we aim for Bandwidth to be a strategic partner and critical enabler for global enterprises, SaaS platforms, and cloud communications platforms. We believe the combined power of our software platform and global Communications Cloud helps our customers to future-proof their strategy for the integrations of today, and new services to come.
The Bandwidth Communications Cloud
We believe one of our key competitive differentiators is the Bandwidth Communications Cloud. It provides a communications developer platform on top of an all-IP, owned-and-operated network with global reach. We believe the benefits to our customers include reliability, scalability, and usage-based control for global business-critical communications.
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
•a broad range of experience with global regulatory frameworks earned through offering communications services in more than 60 countries and territories;
•modernized connections with incumbents and partners in Europe by migrating to an end-to-end all-IP architecture delivering increased consistency and reliability; and
•Bandwidth-patented anomaly detection models that proactively generate alerts directly into our Network Operations Center for immediate triage, across both voice and messaging.
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
•Dynamic location routing: Enables real-time, geocoded routing based on X,Y coordinates of the caller and defined Public Safety Answering Point (“PSAPS”) boundaries. This helps enterprises meet compliance requirements and enable increasingly remote workforces.
•Emergency calling API: One global API that connects apps to the public safety infrastructure without the need for on-premise technology or telephony expertise.
•Emergency notification API: Enables a multi-channel notification sent to on-site security personnel when an emergency call takes place within a large enterprise.
Phone Numbers. The Bandwidth App is Bandwidth’s user-friendly interface for a comprehensive number management solution. Every function within The Bandwidth App has an accompanying API, allowing our customers’ product leaders and developers to integrate Bandwidth’s functionality within their own user interfaces or web applications.
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
Bring your own carrier (“BYOC”) Integrations. Bandwidth offers the largest ecosystem of BYOC of any provider by integrating with several leading UCaaS, CCaaS, conversational AI and speech-to-text/text-to-speech platforms under our BYOC solutions portfolio, to provide a holistic solution that’s seamlessly aligned with the organization, and allows enterprises to move communications to the cloud at their own pace. Once numbers are in the Bandwidth Communications Cloud, they can be moved from platform to platform without leaving Bandwidth, decreasing cloud migration risk and complexity. This includes:
•UCaaS integrations: We have BYOC partnerships with leading UCaaS platforms, including Microsoft Teams Direct Routing and Operator Connect, Zoom Phone Provider Exchange, Webex Calling by Cisco and Google Voice for Google Workspace.

•CCaaS Integrations: We have BYOC partnerships with leading CCaaS platforms, including Five9, Genesys, Webex Contact Center by Cisco and Zoom Contact Center.
•Conversational AI Integrations: We have BYOC partnerships with leading conversational AI platforms, including Cognigy and Google Cloud’s Dialogflow.
•Speech-to-Text/Text-to-Speech: Our BYOC partnership with Pindrop enables enterprises to utilize Pindrop’s voice bio-authentication and anti-fraud services. Our partnership with Amazon Web Services STT/TTS provides access to AWS’s speech-to-text and text-to-speech solutions to enable virtual agents with Bandwidth AIBridge.
Competitive Strengths
We believe three elements give Bandwidth a competitive advantage. First, we have an all-IP platform with global reach. The Bandwidth Communications Cloud provides the connectivity, APIs, security, privacy, workflows, and tools to give enterprises of all sizes a simple, scalable way to consume our services. Second, our API-first approach facilitates the embedding of automation, enterprise-grade tooling, and simple UX/UI throughout the Bandwidth Communications Cloud. Third, we have a broad range of experience with global regulatory frameworks informed by our communications services offerings. We believe customers view Bandwidth as a trusted resource, helping them navigate constant change in the global regulatory landscape. In addition, our innovation-rich culture, customer-centric solutions and track record of successful execution provide us with the following competitive strengths:
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
CPaaS based emergency calling capabilities: We believe we are one of the only CPaaS providers with a full suite of emergency service capabilities. In many countries, it is a legal obligation to ensure on-premise access to local emergency services. Our customers can meet compliance commitments using a single provider in multiple markets where they do business—across North America, Europe and Asia-Pacific. Moreover, our dynamic geospatial routing capability can route emergency calls over our E911 network based on a real-time location of the caller to produce industry-leading results.
Experience & expertise: Our senior leadership team consists of both new and long-tenured leaders – each an expert with deep and proven experience in the telecommunications and SaaS space. We regularly interact with local regulators in more than 30 countries, and we currently power all the 2024 Gartner Magic Quadrant Leaders in UCaaS and CCaaS. We seek to bring this body of experience and knowledge to all our customer engagements.

Growing relationships with low customer churn: We address the complex needs of the customers we serve, and as a result, these enterprises have continued to innovate and grow with our platform over many years. A number of our largest enterprise customers have been on our platform for more than ten years. Our relationship with each of the enterprises we serve often spans product suites, divisions and use cases over time. Based on surveys conducted after customer interactions in 2024, our customers have expressed a greater than 97% satisfaction rate. On G2, a customer review platform, Bandwidth has been a Leader in CPaaS Platforms for 26 consecutive quarters.
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
Our Your Music Matters program builds outreach programs and initiatives to fill our recruiting funnel with candidates from a variety of backgrounds who possess the “Bandwidth Edge”—smart, common sense, hardworking, honest, competitive energy and emotional intelligence. We build external and internal campaigns to fill the recruiting funnel using our talented team members, creative local and non-local outreach partnerships, and virtual platforms to connect with talent who come from different backgrounds, skills, abilities and experiences.
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
Our Customers
We have a broad and diversified customer base. We benefit from long-standing relationships with some of the largest technology companies, well-recognized enterprise customers, and innovative SaaS platforms. Many of our customers have multi-year contracts, with no single customer representing 10% or more of total revenue for the year ended December 31, 2024.
Our management is highly focused on creating and maintaining strategic partnerships beyond standard transactional customer relationships. We seek to empower enterprises to create, scale and operate mission-critical services across any mobile application or connected device, and this capability reinforces our customer relationships.
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
Our competitors fall into two primary categories:
•CPaaS companies that may offer a broader set of software APIs and services, but may have more limited global reach, less robust customer support or fewer other features while relying on third-party networks and physical infrastructure; and
•Incumbent network operators that offer limited geographical reach and limited developer functionality on top of their networks and physical infrastructure.
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
As of December 31, 2024, we had 34 U.S. patents and six U.S. patent applications pending. In addition, as of December 31, 2024, we had 18 registered trademarks and three trademark applications pending in the United States and elsewhere.
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
Employees
As of December 31, 2024, we had approximately 1,100 employees, who are primarily located in the United States, Europe and Asia Pacific. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Regulatory
General
We and the communications services that we provide through our Communications Cloud and software APIs are subject to many U.S. federal and state, and foreign, laws and regulations. These laws and regulations govern telecommunications activities, but also govern privacy, data protection, cybersecurity, AI, intellectual property, competition, consumer protection, taxation or other subjects. Many of the laws and regulations that apply to us and the communications services that we provide through our Communications Cloud and software APIs are still evolving and being tested in courts and could ultimately be interpreted or applied in ways that could harm our business. We describe below certain material components of the telecommunications regulatory framework in which we operate. See “Risk Factors–Risks Related to Our Business” elsewhere in this Annual Report on Form 10-K for additional information on the regulatory framework in which we operate and risks related thereto.
Federal Regulation
The Federal Communications Commission (“FCC”) has jurisdiction over interstate and international communications services in the U.S. We have obtained FCC authorization to provide services on a facilities and resale basis.
Under the Communications Act of 1934, as amended by the Telecommunications Act of 1996 (the “1996 Act”), any entity may enter any telecommunications market, subject to reasonable state regulation of safety, quality and consumer protection. The industry continues to evolve toward new services built upon IP technologies. With these technological advances, there have been challenges to the traditional regulatory structure under the 1996 Act. The continued lack of regulatory certainty in the U.S. messaging ecosystem and marketplace has created considerable operational obligations and challenges that increase our operating costs and ability to support services. In addition, congressional legislative efforts to rewrite the 1996 Act or enact other telecommunications legislation impacting our operations, including but not limited to, legislation focused around issues of telecommunications, cybersecurity, and AI such as the Telephone Robocall Abuse Criminal Enforcement and Deterrence (“TRACED”) Act, as well as various state legislative initiatives, may cause major industry and regulatory changes. We cannot predict the outcome of these proceedings or legislative initiatives or the effects, if any, that these proceedings or legislative initiatives may have on our business and operations.
Anti-Fraud and Abuse Regulation. Among the challenges are fraud and abuse in the form of illegal robocalling and unwanted text messaging. In December 2019, Congress adopted the TRACED Act. Among other things, the TRACED Act directs the FCC to conduct a number of different rulemaking proceedings and increases the FCC’s enforcement authority. As a result, the FCC continues to conduct proceedings to understand and address fraud and abuse in the form of illegal robocalling. Separately, the FCC, FTC and state attorneys general work to thwart illegal robocalling through various methods, including imposing hefty fines on non-compliant entities and enforcing compliance with the Telephone Consumer Protection Act of 1991 (the “TCPA”), which restricts telemarketing calls and the use of automatic text messages without the recipient’s proper consent, the Telemarketing Sales Rule (the “TSR”), and other federal and state laws. The FCC also has the authority to issue an order to downstream voice service providers to block and cease delivery of voice traffic from gateway providers identified by the FCC. Moreover, the TCPA and other similar laws allow aggrieved private parties to directly seek civil remedies and seek statutory-defined damages for calls or text messages received without recipients’ proper consent.
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
In its 2011 Universal Service Fund/Intercarrier Compensation Transformation Order (the “USF/ICC Transformation Order”) and subsequent related FCC orders, most terminating switched access charges and all reciprocal compensation charges were capped at then-current levels, and were reduced to zero over, as relevant to us, generally a six-year transition period that began July 1, 2012.
Pursuant to the USF/ICC Transformation Order, VoIP, while remaining unclassified as either an information or a telecommunications service, was prospectively categorized as either local or non-local traffic. In 2019, the FCC issued an order that concludes that local exchange carriers (“LECs”) may assess end office switched access charges only if the LEC or its VoIP partner provides a physical connection to the last-mile facilities used to serve an end user. If neither the LEC nor its VoIP partner provides such a physical connection, the LEC may not assess end office switched access charges because it is not providing the functional equivalent of end office switched access.
In 2020, the FCC adopted new rules governing various aspects of the intercarrier compensation structure applicable to toll free (8YY) calls. These rules are generally intended to shift most switched access charges for 8YY calls to a bill-and-keep framework.
Emergency Services. Pursuant to Federal legislation called Ray Baum’s Act and Kari’s Law, the FCC adopted new emergency calling regulations in 2020. These regulations address the obligations of communication service providers and software providers, like us, as well as equipment installers, managers and operators of a variety of different types of communications systems, and generally require uniformity in dialing patterns for contacting emergency operators, implementing central notification functionalities. The rules also require the transmission of more precise location information in enterprise or campus environments. The granularity of the location information depends on the type of service. There is some ambiguity in the rules as to the specific obligations of each party involved in the service delivery chain and the rules have not yet been further interpreted by the FCC or a court. By April 15, 2025, Bandwidth and its service provider customers will be required to comply with the FCC’s new 911 outage reporting requirements. We expect that this will impact our business, but cannot predict the extent of that impact at this time.
State Regulation
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
International Regulation
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
The Code sets forth the European regulatory framework and harmonized rules across the EU and EEA, which govern the provision of electronic communications networks and services. While the Code provides a harmonized framework, laws of each jurisdiction of the EU and the EEA, and related regulations, will differ from country to country (e.g., rules around suballocation of numbering resources), which can increase operational costs and, at times, prevent us from serving certain jurisdictions. Prior to the 2020 departure of the United Kingdom (“U.K.”) from the EU, much of the Code had been transposed into U.K. legislation and remains binding U.K. law until amended or withdrawn by an Act of Parliament.
The EU’s data privacy laws currently consist of the General Data Protection and the ePrivacy Directive. These laws impact our business and that of our customers. Specifically, the ePrivacy Directive seeks to ensure privacy and confidentiality in the processing of personal data in electronic communications. The E-Privacy Directive requires providers of publicly available electronic communications services to take appropriate technical and organizational measures to safeguard the security of services. These measures must: ensure that personal data can be accessed only by authorized personnel for legally authorized purposes; protect personal data stored or transmitted against accidental or unlawful destruction, accidental loss or alteration, and unauthorized or unlawful storage, processing, access or disclosure; and ensure the implementation of a security policy with respect to the processing of personal data. The E-Privacy Directive also requires notification of any breach or loss of personal data to the applicable NRA. In December 2020, the ePrivacy Directive obligations expanded to apply to instant messaging applications, email, internet phone calls and personal messaging provided through social media (i.e., over-the-top services). ePrivacy Regulation, once approved by the EU, is set to replace the ePrivacy Directive, which would have the effect of becoming directly applicable to entities covered, without the need for transposition into EU member country laws. We expect that the ePrivacy Regulation coming into effect will impact our business, but cannot predict the extent of that impact at this time.

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
We have grown our business considerably since inception and cannot guarantee we will be able to maintain or choose to target the same pace of growth in the future. Our success in achieving continued growth depends upon several factors including:
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
•our ability to successfully introduce new service offerings and features that generate revenue growth, and maintain or enhance existing offerings;
•the availability to us of technologies needed to remain competitive;
•federal, state and international regulatory conditions, including the maintenance of regulation that protects us from unfair business practices by traditional network service providers or others with greater market power who have relationships with us as both competitors and suppliers; and
•changes in industry standards, laws, regulations, or regulatory enforcement trends in the United States and internationally.
Our growth and financial health are impacted by a number of risks, including uncertain capital markets, political and economic instability in a number of regions, recessionary fears, high rates of inflation and higher interest rates.
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
In addition, we are vulnerable to changes in market preferences or other market changes, such as general economic conditions, reduced growth rates, interest rates, tax rates and policies, inflation, a significant shift in government policies and the deterioration of economic relations between countries or regions, including potential negative consumer sentiment toward non-local products or sources. In recent years, the United States has experienced higher rates of inflation and as a result, we may experience a compression in our gross margins. These inflationary pressures could affect wages, the cost of and our ability to obtain necessary components, the price of our products and services, our ability to meet customer demand, and our gross margins and operating profit. Inflation may further exacerbate other risks discussed in this “Risk Factors” section, such as risks related to our sales and marketing efforts and our ability to attract, motivate and retain sales, engineering and other key personnel. If we are unable to successfully manage the effects of inflation, our business, operating results, cash flows and financial condition may be adversely affected.
The U.S. and global economies have in the past, and will in the future, experience recessionary periods and periods of economic instability. During such periods, our existing and potential customers may choose not to expend the amounts that we anticipate based on our expectations with respect to the addressable market for the services we offer. Customers may also suffer financial hardships due to economic conditions such that their accounts become uncollectible or are subject to longer collection cycles. There could also be a number of other effects from adverse general business and economic conditions on our business, including insolvency of any of our third-party suppliers or contractors, decreased market confidence, decreased interest in communications solutions, decreased discretionary spending and reduced customer demand for the services we offer, any of which could have a material adverse effect on our business, financial condition and results of operations and exacerbate some of the other risk factors contained in this Annual Report on Form 10-K.
Key vendors upon which we rely also could be unwilling or unable to provide us with the materials or services that we need to operate our communications platform or otherwise on a timely basis or on terms that we find acceptable. Our financial counterparties, insurance providers or others also may default on their contractual obligations to us. If any of our key vendors fail to continue to provide us with the materials or services that we rely upon to operate, we may not be able to replace them without disruptions to, or deterioration of, our services and we also may incur higher costs associated with new vendors. Transitioning to new vendors also may result in the loss of the value of assets associated with our integration of third-party services into our network or service offerings.
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
The market for cloud communications is rapidly evolving, significantly fragmented and highly competitive, with relatively low barriers to entry in some segments while other areas experience increased barriers. The principal competitive factors in our market include completeness of our suite of service offerings, credibility with enterprises and developers, global reach, ease of integration and programmability, product features, platform scalability, reliability, deliverability, security and performance, brand awareness and reputation, the strength of sales and marketing efforts and customer support, as well as the cost of deploying and using our services. Our competitors fall into two primary categories:
•CPaaS companies that offer software APIs, less robust customer support and fewer other features, while relying on third-party networks and physical infrastructure; and
•network service providers that offer limited developer functionality on top of their own networks and physical infrastructure.
Some of our competitors and potential competitors are larger and have greater name recognition, longer operating histories, more established customer relationships, greater penetration into the enterprise space, a larger global reach, larger budgets and significantly greater resources than we do. In addition, they have the operating flexibility to bundle competing products and services at little or no incremental cost, including by offering them at a lower price as part of a larger sales transaction. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, technical and commercial standards or customer requirements and preferences. In addition, some competitors may offer services that address one or a limited number of functions at lower prices, with greater depth than our services or in different geographies. Our current and potential competitors may develop and market new services with comparable functionality to our services, which may force us to compete on price in order to remain competitive and therefore erode our profit margins. In addition, some of our competitors have lower list prices than us, which may be attractive to certain customers even if those services have different or lesser functionality. If we are unable to maintain our current pricing due to competitive pressures, our revenue and margins will be reduced and our business, results of operations and financial condition will be adversely affected. Customers utilize our services in many ways and use varying levels of functionality that our services offer or are capable of supporting or enabling our services within their applications. Customers using only limited functionality may be able to more easily replace our services with competitive offerings. By contrast, customers using many of the features of our services or using our services to support or enable core functionality for their applications may find it difficult or impractical to replace our services with a competitor’s services.
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
Our current and potential competitors have developed, and in the future may develop, service offerings that are available not only in the United States, but also internationally. To the extent that customers seek service offerings that include support and scaling internationally, they may choose to use other service providers to fill their communication service needs before we have fully expanded and scaled our international offerings. Each of these factors could lead to reduced revenue, slower growth and lower international brand name recognition amongst our industry competitors, any or all of which could harm our business, results of operations and financial condition.
If we are unable to attract new customers in a cost-effective manner, then our business results of operations and financial condition would be adversely affected.
In order to grow our business, we must continue to attract new customers in a cost-effective manner. We use a variety of marketing channels to promote our services and our communications platform and we periodically adjust the mix of our marketing programs. If the costs of the marketing channels we use increase dramatically, then we may choose to use alternative and less expensive channels, which may not be as effective as the channels we currently use. As we add to or change the mix of our marketing strategies and as target audience preferences shift across channels, we may need to expand into more expensive channels than those we are currently in, which could adversely affect our business, results of operations and financial condition. We will incur marketing expenses before we are able to recognize any revenue that the marketing initiatives may generate, and these expenses may not result in increased revenue or brand awareness. We have made in the past, and may make in the future, significant expenditures and investments in new marketing campaigns. We cannot assure you that any new investments in sales and marketing, including any increased focus on enterprise sales efforts, will lead to the cost-effective acquisition of additional customers or increased sales or that our sales and marketing efficiency will be consistent with prior periods. If we are unable to maintain effective marketing programs, then our ability to attract new customers could be materially and adversely affected.
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
Customers generally are charged based on the usage of our services. Most of our customers do not have long-term contractual financial commitments to us and, therefore, most of our customers may reduce or cease their use of our services at any time without penalty or termination charges. We cannot accurately predict customers’ usage levels, and the loss of customers or reductions in their service usage levels may each have a negative impact on our business, results of operations and financial condition and may cause our net retention rate to decline in the future. As a result, we may be required to spend significantly more than planned on sales and marketing efforts to maintain or increase revenue from customers, which could adversely affect our business, results of operations and financial condition then we may be unable to increase or maintain our revenue at acceptable margins.
If we are unable to increase the revenue that we derive from enterprises, our business, results of operations and financial condition may be adversely affected.
Our ability to expand our sales to enterprise customers will depend, in part, on our ability to effectively organize, focus and train our sales and marketing personnel and to attract and retain sales personnel capable of selling to enterprises. We believe there is significant competition for experienced sales professionals with the skills and technical knowledge our business requires. Our ability to achieve significant revenue growth in the future will depend, in part, on our ability to recruit, train and retain a sufficient number of talented sales professionals, particularly those with experience selling to enterprises. In addition, even if we are successful in hiring qualified sales personnel, new hires require significant training and experience before they achieve full productivity, particularly for sales efforts targeted at enterprises and new territories. Our recent hires and planned hires may not become as productive as quickly as we expect and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business.
The sales cycle for typical enterprise customers is lengthy and complex. The adoption and implementation of our enterprise service offerings are often considered a strategic purchasing decision, and may require the approval of multiple executive-level technical and business decision-makers, including security, compliance, procurement, operations and IT. In addition, enterprise customers often require extensive education about our services and significant customer support time, engage in protracted pricing negotiations, and seek to secure readily available development resources. Enterprise customers may also require deployment of our services on a limited basis prior to making a commitment to deploy our services more broadly over a contracted period of time. These complex and resource-intensive sales efforts could place outsized strain on our limited product and engineering resources.
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
If we do not develop enhancements to our services and introduce new services or features that achieve marketplace acceptance and preference, our business, results of operations and financial condition could be adversely affected.
Our ability to attract new customers and increase revenue from existing customers depends in part on our ability to increase adoption and usage of our services, enhance and improve functionality of our existing services, and introduce new services and features. The success of any enhancements or new services or features depends on several factors, including timely completion, adequate quality testing, actual performance quality, market-accepted pricing levels and overall market acceptance. Enhancements and new services or features that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, may have interoperability difficulties with our communications platform, network or other services, or may not achieve the broad market acceptance necessary to generate significant revenue. We also must integrate with a variety of network, hardware, mobile and software platforms and technologies, which requires us to adapt our communications platform and product offerings to changes and innovation in these technologies. Wireline and wireless telephone providers, as well as cell-phone operating system providers such as Apple and Google, have developed, and may in the future develop, new applications, functions or technologies intended to filter illegal robocalls or other unwanted phone calls or messages. Such applications, functions or technologies may inadvertently filter legal and desired calls or messages to or from our customers. In certain instances, we may need to update our services and technology or work with these providers to ensure customer success in the face of these applications, functions or technologies. Any failure to operate effectively with evolving or new technologies could reduce the demand for our services. If we cannot respond to these changes in a cost-effective manner, our services may become less competitive or obsolete, and our business, results of operations and financial condition could be adversely affected. The introduction of new features for existing products may require new technology and services, which we may procure from third party vendors. The success of these upgrades may be dependent on reaching mutually acceptable terms with vendors, on vendors meeting their obligations in a timely manner, and on the financial and operational stability of selected vendors.
Furthermore, our ability to increase the usage of our services depends, in part, on the development of new use cases for our services, which may be outside of our control. Our ability to generate usage of additional services or features by our customers may also require increasingly sophisticated and more costly sales efforts and result in a longer sales cycle. If we are unable to successfully enhance our existing services to meet evolving customer requirements, increase adoption and usage of our services or develop new services or features, or if our efforts to increase the usage of our services are more expensive than we expect, then our business, results of operations and financial condition would be adversely affected.
Use of AI in our business, and its use by others, may present challenges with properly managing its use including potential reputational harm, competitive harm, and legal liability, or otherwise adversely affect our operations.
We currently use AI in our business primarily with a focus on driving operational efficiencies for greater productivity, including in customer service, internal operations and network management, and we continue to expand our exploration of such capabilities. We also offer our customers the ability to integrate certain AI technologies developed by third parties into certain of our offerings, and this integration capability is a prominent feature of our Maestro offering. Certain other features of our products are also supported by third-party AI technologies.
Our competitors or other third parties may incorporate AI into their products and offerings, or use AI to gain internal efficiencies, more quickly or more successfully than us. The failure to differentiate our offerings by incorporating AI features that our customers want or to realize operational efficiencies could impair our ability to compete effectively and adversely affect our business, reputation and results of operations.
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
AI is an emerging technology for which the legal and regulatory landscape is evolving rapidly, which may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality, privacy, intellectual property or security risks, ethical concerns, legal liability or other complications that could adversely affect our business, reputation and financial results. Laws and regulations applicable to AI are emerging and evolving, and the ultimate legal framework remains uncertain and may be inconsistent from jurisdiction to jurisdiction, including internationally. We may not always be able to anticipate how to respond to these legal frameworks, and our obligation to comply with the laws and regulations could entail significant costs, negatively affect our business, or entirely limit our ability to incorporate certain AI capabilities into our offerings. If we cannot use AI or if that use is restricted, our business may be less efficient or we may be at a competitive disadvantage.
In particular, there is significant uncertainty surrounding the applications of intellectual property and privacy laws to AI. Intellectual property ownership and license rights, including copyright, surrounding AI technology have not been fully addressed by courts or other federal or state laws or regulations, and our use of AI or incorporation of AI into our offerings may result in disputes with respect to ownership or intellectual property, or exposure to claims of copyright or other intellectual property misappropriation. In addition, AI may involve the processing of personal and other sensitive data and may be subject to laws, policies, legal obligations, and contractual requirements related to privacy, data protection, and information security. Certain privacy laws extend rights to consumers (such as the right to obtain consent or delete certain personal data) and regulate automated decision making. An alleged or actual failure to meet these obligations may lead to regulatory investigations and fines or penalties; may require us to change our business practices or retrain our algorithms; or may prevent or limit our use of AI. It is also possible that we could be held liable for intellectual property, privacy, or other legal violations of third-party AI that we use, and that we may not have full recourse for any damages that we suffer (for example, our use of third-party AI may be subject to limitations of liability or provide no liability coverage (e.g., free or open-source technology)).
The algorithms or training methodologies used in the AI we use or offer may be flawed. Datasets may be overly broad, insufficient, or contain inappropriately biased information. Generative AI may also generate outputs that are inaccurate, misleading, harmful, or otherwise flawed. This may happen if the inputs that the model relied on were inaccurate, incomplete, or flawed (including if a bad actor “poisons” the model with bad inputs or logic), or if the logic of the algorithm is flawed (a so-called “hallucination”). Our customers or others may rely on or use such outputs to their detriment, or it may lead to adverse outcomes, which may expose us to brand or reputational harm, competitive harm, and/or legal liability. Finally, if we enable or offer services or technologies that draw scrutiny or controversy, we may experience brand or reputational harm, competitive harm, and/or legal liability.
As we continue to expand our services geographically and otherwise, we may experience difficulties in maintaining our corporate culture, operational infrastructure and management, and our business, results of operations and financial condition could be adversely affected.
We have experienced substantial expansion in our business, including internationally through our acquisition of Voxbone in late 2020. We believe that our corporate culture has been a critical component of our success. We have invested substantial time and resources in building our team and nurturing our culture. As we further expand our business and continue to grow internationally, we may find it difficult to maintain our corporate culture. Any management of organizational changes in a manner that fails to preserve the key aspects of our culture could hurt our chance for future success, including our ability to recruit and retain personnel, and effectively focus on and pursue our corporate objectives. This, in turn, could adversely affect our business, results of operations and financial condition.
In addition, our organizational structure has become more complex. In order to manage these increasing complexities, we will need to continue to scale and adapt our operational, financial and management controls, and our reporting systems and procedures. The expansion or, if we deem appropriate, consolidation of our systems and infrastructure will require us to commit substantial financial, operational and management resources before our revenue increases and without any assurances that our revenue will increase.

This expansion or consolidation could strain our ability to maintain reliable service levels for our customers. If we fail to achieve the necessary level of efficiency in our organization as we grow, then our business, results of operations and financial condition could be adversely affected.
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

From time to time, we have received customer complaints about our services, including with respect to pricing, customer support, unwanted traffic and disruption to, or outage of, our services. If we do not handle customer complaints effectively, then our brand and reputation may suffer, our customers may lose confidence in us and they may reduce or cease their use of our services. In addition, social media has become a widespread method by which consumers communicate about products and services they purchase, including our services and communications platform. Our ability to generate positive customer feedback and address or minimize negative feedback on social media channels where existing and potential customers seek and share information is important to our brand and reputation. Complaints or negative publicity about us, our services or our communications platform could materially and adversely affect our ability to attract and retain customers, our business, results of operations and financial condition.
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
We have expanded our international operations, including through the deployment of data centers in certain locations outside of the U.S. and our acquisition of Voxbone in late 2020. As part of our growth strategy, we will continue to evaluate potential opportunities for further international expansion.
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
•challenges in keeping abreast of, understanding and complying with local laws, regulations and customs in multiple foreign jurisdictions, particularly in the areas of telecommunications and data privacy and security;
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
•restrictions on the transfer of funds from or between international jurisdictions;
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

The military conflict between Russia and Ukraine, and the global response to that conflict, may adversely affect our business and results of operations.
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
A significant portion of our revenue is concentrated in a limited number of customers.
A significant portion of our revenue is concentrated among a limited number of customers. If we lost one or more of our top ten customers, or, if one or more of these major customers significantly decreased orders for our services, our business would be materially and adversely affected.
Attacks on or breaches of our networks or systems, or those of third parties upon which we rely, could degrade our ability to conduct our business, compromise the integrity of our services and our communications platform, result in service degradation or outages, significant data losses, the theft of our intellectual property, investigations and fines by government agencies and damage to our reputation, and could expose us to liability to third parties and require us to incur significant additional costs to maintain the security of our networks and data.
Our communications platform processes, stores, and transmits our own sensitive data as well as customers’ and partners’ proprietary, confidential, and sensitive data, such as personal information, protected health information, and financial data. We are a target of threat actors seeking unauthorized access to our or our customers’ or third-party service providers’ systems or data or to disrupt our operations or ability to provide our services.
We also use third-party service providers, sub-processors, and technology to help us deliver services to our customers and their end-users, as well as for our internal business operations. These third-party providers may process, store, or transmit data of our employees, partners, customers, and customers’ end-users or may otherwise be used to help operate our technology. Some of this third-party technology, including open-source software, could be used as an attack vector. Even though we may not control the security measures of these vendors, we may be responsible for any breach of such measures.

Cyber-attacks, including through the use of malware, computer viruses, distributed denial of service (“DDoS”) attacks, credential harvesting and other means for obtaining unauthorized access to or disrupting the operation of our networks and systems and those of our suppliers, vendors and other service providers, could cause harm to our business, including by misappropriating our proprietary information or that of our customers, employees and business partners or to cause interruptions of our services and our communications platform. Cyber-attacks may cause service degradation or outages, equipment failures, loss of information, including sensitive personal information of customers or employees or valuable technical and marketing information, as well as disruptions to our or our customers’ operations. Cyber-attacks against companies have increased in frequency, scope and potential harm in recent years. Further, the perpetrators of cyber-attacks are not restricted to particular groups or persons. These attacks may be committed by company employees or external actors operating in any geography, including jurisdictions where law enforcement measures to address such attacks are unavailable or ineffective, and may even be launched by or at the behest of nation-states.
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
Our existing general liability and cyber liability insurance policies may not cover, or may cover only a portion of, any potential claims related to cyber incidents or security breaches that we experience or may not be adequate to indemnify us for all or any portion of liabilities that may be imposed. As insurance claims hit record levels and new cyber insurance legislation is introduced in the United States, we also cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or in amounts sufficient to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage of any future claim. Many global insurance carriers now exclude coverage for attacks carried out by nation-states from their cyber insurance policies. Accordingly, if our cybersecurity measures and those of our service providers fail to protect against unauthorized access, attacks (which may include sophisticated cyber-attacks) and the mishandling of data by our employees and contractors, then our reputation, business, results of operations and financial condition could be adversely affected.

We are currently subject to litigation related to taxes and charges associated with our provision of 911 services, which could divert management’s attention and adversely affect our results of operations.
We, along with many other communications service providers, are subject to litigation regarding our billing, collection and remittance of non-income-based taxes and other similar charges regarding 911 services alleged to apply in certain states, counties, and municipalities located in California and Illinois. See “Item 3. Legal Proceedings,” in this Annual Report on Form 10-K. We may face similar litigation in other jurisdictions in the future. While we are vigorously defending these lawsuits, litigation is inherently uncertain. Tax assessments, penalties and interest or future requirements arising from these lawsuits, the settlement of any such lawsuit or any other lawsuits that may arise in other jurisdictions, may adversely affect our business, results of operations and financial condition.
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
The misuse of our offerings by our customers, or customers of our customers, may result in civil claims and/or agency enforcement actions against us, including those arising due to misuse of our platform or offerings, and requests for information through third-party subpoenas or regulatory investigations. For example, we have received correspondence from the FTC relating to customers using our network to transit “robocall” traffic. We have received similar correspondence from the FCC relating to our role as a gateway provider. Internationally, we also may become subject to similar laws imposing limitations on marketing calls to wireline and wireless numbers. The scope and interpretation of the laws and regulations that are or may be applicable to the making and/or delivery of calls and/or messages are continuously evolving and developing. If we do not comply with these laws or regulations, or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by taking mandatory actions such as obtaining proper customer consent, we could become subject to costly lawsuits, fines, civil penalties, potentially significant statutory damages, consent decrees, injunctions, adverse publicity, loss of user confidence in our services, loss of users and other adverse consequences, which could materially harm our business.
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
In the ordinary course of business, we are subject to various claims and litigation. Any such claims, regardless of merit, could be time-consuming and expensive to defend and could divert management’s attention and resources. In accordance with customary practice, we maintain insurance against some, but not all, of these potential claims. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. The levels of insurance we maintain may not be adequate to fully cover any and all losses or liabilities. Further, we may not be able to maintain insurance at commercially acceptable premium levels or at all. If any significant judgment, claim (or a series of claims), a settlement or other event is not fully insured or indemnified against, it could have a material adverse impact on our business, financial condition and results of operations. There can be no assurance as to the actual amount of these liabilities or the timing thereof. We cannot be certain that the outcome of current or future litigation will not have a material adverse impact on our business and results of operations. See “Item 3. Legal Proceedings,” in this Annual Report on Form 10-K.
The communications industry faces significant regulatory uncertainties and the resolution of these uncertainties could harm our business, results of operations and financial condition.
If current or future regulations change, the Federal Communications Commission (the “FCC”), state or local regulators or regulators in jurisdictions abroad may not grant us required regulatory authorizations or may take action against us if we are found to have provided services without obtaining the necessary authorizations, or to have violated other requirements of their rules and orders. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may slow our growth and have a material adverse effect on our business, results of operations and financial condition.
In addition, Loper Bright Enterprises v. Raimondo and other U.S. Supreme Court cases such as Corner Post, Inc. v. Board of Governors of the Federal Reserve System and Securities and Exchange Commission v. Jarkesy may introduce additional uncertainty into the U.S. regulatory process and result in additional challenges to actions taken by federal regulatory agencies. For example, in January 2025, the U.S. Court of Appeals for the Eleventh Circuit vacated the FCC’s “One-to-One Consent Rule”. The court, citing Loper Bright, found that the FCC exceeded its statutory authority under the TCPA by imposing the new consent restrictions.
Proceedings before the FCC or regulators from international jurisdictions could limit our access to various network services or further increase the rates we must pay for such services. For example, proceedings before the FCC could result in an increase in the amount we pay to other carriers or a reduction in the revenue we derive from other carriers in, or retroactive liability for, access charges and reciprocal compensation. On December 17, 2019, the FCC issued an order that revised its interpretation of the Voice-over Internet Protocol (“VoIP”) symmetry rule. The FCC now concludes that LECs may assess end office switched access charges only if the LEC or its VoIP partner provides a physical connection to the last-mile facilities used to serve an end user. Other recent proceedings before the FCC have produced new rules in the areas of cybersecurity compliance, emergency services, robocalling and robotexting, and others that could result in increases in the cost of regulatory compliance. For example, the FCC continues to examine how to improve the delivery of emergency 911 services and whether to expand requirements to include communications services not currently subject to emergency calling obligations. Specifically, in 2024, the FCC adopted rules to support the deployment of advanced 911 capabilities, which requires network infrastructure updates. In addition, by April 15, 2025, providers will be required by FCC rules to provide a 911 outage notification to a potentially affected 911 special facility no later than within 30 minutes of discovering such outage. Conversely, the lack of regulatory certainty in the messaging ecosystem and marketplace has created considerable operational challenges that increase our operating costs and ability to support services. A number of states also have proceedings pending that could impact our access to and the rates we pay for network services. Other state proceedings could limit our pricing and billing flexibility. Our business would be substantially impaired if the FCC, the courts, state commissions, or interconnected carriers eliminated our access to the facilities and services we use to serve our customers, substantially increased the rates we pay for facilities and services, increased the costs or complexity associated with providing emergency 911 services or adversely affected the revenue we receive from other carriers or our customers. In addition, congressional legislative efforts to rewrite the Telecommunications Act of 1996 or enact other legislation impacting our operations, including but not limited to, legislation focused around issues of telecommunications, cybersecurity, and AI, as well as various state legislative initiatives, may cause major industry and regulatory changes. We cannot predict the outcome of these proceedings or legislative initiatives or the effects, if any, that these proceedings or legislative initiatives may have on our business and operations.
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
The effects of either increased or decreased regulation of IP-based services are unknown.
While the FCC has generally subjected IP-based services in the United States to less stringent regulatory oversight than traditional telecommunications, the FCC has imposed certain regulatory obligations on providers of interconnected and non-interconnected VoIP services, including the obligations to contribute to the Universal Service Fund, to provide 911 services, and to comply with the Communications Assistance for Law Enforcement Act. The TRACED Act aims to mitigate illegal robocalls by directing the FCC to conduct certain rulemaking proceedings that include adopting rules that require participation in the technical standard known as STIR/SHAKEN, among other requirements. While additional countries have adopted or are expected to adopt the STIR/SHAKEN framework, other countries may seek to impose alternative regulatory obligations in an effort to mitigate illegal robocalling and such a fragmented country-by-country approach could increase operational costs and potentially prevent us from expanding to, or continuing to provide services in, certain jurisdictions.
Noncompliance with applicable FCC, FTC, state public utility corporation or other regulations or requirements could subject us to investigations, sanctions, enforcement actions, fines, consent decrees or other collateral consequences. If any governmental sanctions or fines are imposed, our business, results of operations, and financial condition could be materially adversely affected. In addition, responding to any governmental action will likely result in a diversion of management’s attention and resources and an increase in professional fees.
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
In the ordinary course of operating our network and providing our services, we must obtain and maintain a variety of telecommunications and other licenses, permits and authorizations. We also must comply with a variety of ongoing regulatory obligations. If we are unable to obtain and maintain the licenses and permits needed to operate and expand our network on acceptable terms and on a timely basis, our business could be materially adversely affected. In addition, the cancellation or non-renewal of the licenses or permits we hold could materially adversely affect our business. Our failure to comply with the obligations imposed upon license and permit holders, including the payment of fees or the filing of required reports, may cause sanctions or additional costs, including the revocation of authority to provide services.
Our operations are subject to regulation at the regional bloc (e.g., European Union), country, state and local levels. Changes to existing regulations or rules, or the failure of regulatory agencies to regulate in areas historically regulated on matters such as network neutrality, licensing fees, environmental, health and safety, privacy, intercarrier compensation, emergency services, interconnection, illegal robocalling, extraterritorial use of telephone numbers, cybersecurity, AI and other areas, in general or particular to our industry, may increase uncertainty and costs and restrict operations or decrease revenue.
Our inability or failure to comply with communications and other laws and regulations that impact our business model and overall position in the marketplace could cause the temporary or permanent suspension of our operations. For example, we have received correspondence from the FCC relating to traffic transmitted by us as a gateway provider on behalf of overseas providers. Under FCC rules, gateway providers must take reasonable and effective steps to ensure that any foreign originating or intermediate providers are not using a gateway provider to carry or process a high volume of illegal traffic onto U.S. networks. Any failure to abide by these rules may result in enforcement action, up to and including an order from the FCC directing voice providers to block traffic from an identified gateway provider.
In addition, if we cannot provide emergency calling functionality through our communications platform to meet applicable federal, state, local or international requirements, the competitive advantages that we have may not persist, adversely affecting our ability to obtain and to retain enterprise customers which could have an adverse impact on our business.
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
From time to time, various federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning data-protection issues. For example, certain laws or regulations may mandate disclosure of customer information to domestic or international law enforcement bodies, which could adversely impact our business, our brand or our reputation with customers and may not always provide a level of protection for such information that is required by other laws or regulations. In other cases, some countries may limit the transfer of personal data or require that that personal data regarding customers in their country be maintained solely in their country. Having to maintain local data centers and redesign product, service and business operations to limit, within an individual country, the processing of personal data could increase our operating costs significantly.
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
Our business could suffer if we cannot obtain or retain numbering resources or are significantly limited with how numbers may be distributed to customers.
Our future success depends on our ability to procure numbering resources to meet customer demands at reasonable cost and without undue restrictions. Our ability to procure and distribute numbers may depend on factors outside of our control, such as regulations, the practices of the communications carriers that provide numbers to us in certain jurisdictions, the cost of obtaining and managing numbers and the level of demand for new numbers. Certain popular area code prefixes and specialized numbers have limited availability, and we may not be able to obtain those prefixes and specialized numbers in desired quantities. Our inability to acquire or retain such numbers would make our services, including our communications platform, less attractive to potential customers that desire assignments of particular numbering resources. If we are not able to obtain or retain adequate inventory of numbering resources, our business, results of operations and financial condition could be materially adversely affected.
In addition, in order to procure, distribute and retain telephone numbers in certain foreign jurisdictions, we will be required to register with the local telecommunications regulatory authorities, some of which have been increasingly monitoring and regulating the categories of phone numbers that are eligible for provisioning to our customers, including geographical, regional, local and toll-free phone numbers. We have obtained licenses or are obtaining licenses in various countries in which we do business, but in some countries, the regulatory regime around provisioning of phone numbers is unclear, subject to change, and may conflict from jurisdiction to jurisdiction. Furthermore, these regulations and government-specific approaches to their enforcement, as well as our products and services, are evolving and we may be unable to maintain compliance with applicable regulations, or enforce compliance by our customers, on a timely basis or without significant or prohibitive cost. Also, compliance with these regulations may require changes in products or business practices that result in reduced revenue. If we or our customers use or assign phone numbers in these countries in a manner that violates applicable rules and regulations, we may also be subject to significant penalties or governmental action, including government-initiated audits and, in extreme cases, may be precluded from doing business in that particular country. In the event of non-compliance, we may be forced to reclaim phone numbers from our customers, which could result in loss of customers, breach of contract claims, loss of revenue and reputational harm, all of which could have a material adverse effect on our business, results of operations and financial condition.
We may be exposed to liabilities under anti-corruption, export control and economic sanction regulations, and similar laws and regulations, and any determination that we violated any of these laws or regulations could have a material adverse effect on our business.
We are subject to the Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act and other laws that prohibit improper payments or offers of payments to foreign governments and their officials, political parties, and/or private parties by persons and entities for the purpose of obtaining or retaining business. Our international activities create the risk of unauthorized payments or offers of payments by one of our employees or consultants, even though these parties are not always subject to our control. Our policies prohibit these practices by our employees and consultants and we regularly require Company-wide training on these issues, although our existing safeguards and any future improvements may prove to be less than effective, and our employees or consultants may engage in conduct for which we might be held responsible. Violations of the FCPA, the U.K. Bribery Act or other laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results, and financial condition.
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
If the technology we require to provide our services or expand the features we offer, including our communications platform, were determined by a court to infringe a patent held by another entity that refuses to grant us a license on terms acceptable to us, we could be precluded by a court order from using that technology and we would likely be required to pay significant monetary damages to the patent holder. The successful enforcement of these patents, or our inability to negotiate a license for these patents on acceptable terms, could force us to cease using the relevant technology and discontinue offering services incorporating the technology. If a claim of infringement were brought against us based on the use of our technology or against our customers based on their use of our services for which we are obligated to indemnify, we could be subject to litigation to determine whether such use or sale is, in fact, infringing. This litigation could be expensive and distracting, regardless of the outcome.
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
Our agreements with customers and other third parties typically include indemnification or other provisions such as service level agreements under which we agree to indemnify or are otherwise liable to them for losses suffered or incurred as a result of claims of intellectual property infringement, service interruptions, damages caused by us to property or persons or other liabilities relating to or arising from our services or platform or other acts or omissions. The term of these contractual provisions often survives termination or expiration of the applicable agreement. Large indemnity payments or damage claims from contractual breach could harm our business, results of operations and financial condition. Although we normally contractually limit our liability with respect to such obligations, we may still incur substantial liability related to them. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other current and prospective customers, reduce demand for our services and adversely affect our business, results of operations and financial condition.
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
The unlicensed use of our brands by third parties could harm our reputation, cause confusion among our customers or impair our ability to market our services. Accordingly, we have registered trademarks and service marks and have applied for registration of our trademarks and service marks in the United States and certain jurisdictions outside the United States to establish and protect our brand names as part of our intellectual property strategy. The laws of some countries do not protect intellectual property and other proprietary rights to the same extent as the laws of the United States. Our exposure to unauthorized copying, transfer and use of our proprietary technology or information may increase as we expand our international operations. We cannot assure you that our pending or future trademark applications will be approved. Although we anticipate that we would be given an opportunity to respond to any such rejections, we may be unable to overcome any such rejections. In addition, in proceedings before the U.S. Patent and Trademark Office third parties are given an opportunity to oppose pending trademark applications and seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. In the event that our trademarks are successfully challenged, we could be forced to rebrand our services, which could result in loss of brand name recognition. In the event we discover potential instances of infringement of our brand or trademarks, we will need to spend the time and resources to defend our trademarks, which can include, but is not limited to, actions which could incur steep business costs such as sending cease & desist letter(s) and pursuing litigation. Moreover, successful opposition to our applications might encourage third parties to make additional oppositions or commence trademark infringement proceedings against us, which could be costly and time consuming to defend against. If we decide to take limited or no action to protect our trademarks, our trademark rights may be diluted and subject to challenge or invalidation, which could materially and adversely affect our brand in the marketplace. Certain of the trademarks we may use may become so well-known by the public that their use becomes generic and they lose trademark protection. Over the long-term, if we are unable to establish name recognition based on our trademark and tradenames, then we may not be able to compete effectively and our business may be adversely affected. Further, we cannot assure you that competitors will not infringe our trademarks or that we will have adequate resources to enforce our trademarks.
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

Third parties may fraudulently obtain access to customer accounts and other personal information, use our services to commit fraud or steal our services, which could damage our reputation, limit our growth or cause us to incur additional expenses.
Our customers have been subject to “phishing,” which occurs when a third party calls or sends an email or text message to a customer that claims to be from a business or organization that provides services to the customer. The purpose of the inquiry is typically to encourage the customer to visit a bogus website designed to look like a website operated by the legitimate business or organization or provide information to the operator. At the bogus website, the operator attempts to trick the customer into divulging customer account or other personal information such as credit card information or to introduce viruses through “Trojan horse” programs to the customers’ computers. This could result in identity theft from our customers and the unauthorized use of our services. Third parties also have used our communications services to commit fraud. If we are unable to detect and prevent “phishing” and other similar methods, use of our services for fraud and similar activities, our brand reputation and growth may suffer and we may incur additional costs, including costs to increase security, or be required to credit significant amounts to customers.
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
Certain of our IP telephony offerings, as well as the 911 and other emergency services solutions that we offer are subject to FCC and other rules governing the delivery of emergency calling services. New 911 outage notification rules promulgated by the FCC will go into effect on April 15, 2025, which will require us to deliver 911 outage notifications to PSAPS. The rules and laws that govern emergency calling services are subject to change as communications technologies and consumer use cases continue to evolve. Similar to providers of IP telephony services, our 911 and other emergency services are different from those associated with traditional local telecommunications services. These differences may lead to an inability to make and complete calls that would not occur for users of traditional telephony services. For example, to provide the emergency calling services required by the FCC’s rules to our IP telephony consumers, we may use components of both the wireline and wireless infrastructure in unique ways that can result in failed connections and calls routed to incorrect emergency call centers. Routing emergency calls through the Internet may be adversely affected by power outages and network congestion that may not occur for users of traditional telephony services. Emergency call centers may not be equipped with appropriate hardware or software to accurately process and respond to emergency calls initiated by consumers of our IP telephony services, and calls routed to the incorrect emergency call center can significantly delay response times for first responders. Users of our interconnected VoIP telephony services from a fixed address in the United States are required to manually update their location information for use when calling 911, and failure to do so may result in dispatching assistance to the wrong location. Even manual updates require a certain amount of time before the updated address appears in the relevant databases which could result in misrouting emergency calls to the wrong emergency calling center, dispatching first responders to the wrong address, or both. Similar requirements and delays applicable to relevant databases also apply to local emergency services provided outside the United States. Moreover, the relevant rules with respect to what address information should be provided to emergency call centers when the call originates from a mobile application are unsettled and evolving. As a result, we could be subject to enforcement action by the FCC or other entities — possibly exposing us to significant monetary penalties, cease and desist orders, civil liability, loss of user confidence in our services, loss of users, and other adverse consequences, which could materially harm our business. The FCC’s rules, and some states, also impose other obligations, such as properly recording our customers’ registered locations, obtaining affirmative acknowledgement from customers that they are aware of the differences between emergency calling services associated with IP telephony as compared with traditional telecommunications services, and distribution of appropriate warning labels to place on or near hardware used to place IP telephony calls. Similar obligations apply to local emergency services provided outside the United States. Failure to comply with these requirements, or failure of our communications platform such that 911 and other emergency calls did not complete or were misrouted, may result in FCC, foreign regulatory or other enforcement action, state attorneys’ general investigations, potential exposure to significant monetary penalties, cease and desist orders, civil liability to our users and their customers, loss of user confidence in our services, loss of users, and other adverse consequences, which could materially harm our business.
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
Our business is dependent on third-party carriers, suppliers for fiber, computers, software, transmission electronics and related network components, including network colocation facilities that are integrated into our network, some of which are critical to the operation of our business. If any of these third-party critical relationships is terminated, a supplier exits or curtails its business, a supplier fails to deliver critical services or equipment, or the supplier is forced to stop providing equipment or services due to supply chain issues or legal constraints, such as patent infringement, and we are unable to reach suitable alternative arrangements quickly, we may experience significant additional costs or an interruption, either temporary or permanent, in providing certain services to customers. If that happens, our business, results of operations and financial condition could be materially adversely affected. There can be no assurance that alternative components or equipment will be available when required or on terms that are commercially reasonable, which could extend our lead times, increase the cost of maintaining our network, result in service outages and otherwise harm our business, operating results and financial condition. We may not be able to continue to procure components at reasonable prices, which may require us to enter into longer-term contracts with component suppliers to obtain components at competitive prices. Any of the foregoing disruptions could exacerbate other risk factors and increase our costs and decrease our gross margins, harming our business, operating results and financial condition.

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
Our customer churn rate may increase.
Customer churn occurs when a customer reduces usage or discontinues service with us, whether voluntarily or involuntarily, such as a customer switching some or all of its usage to a competitor or going out of business. Changes in the economy, increased competition from other providers, cyber incidents such as the DDoS attack we experienced in late 2021, customer service preferences, or issues with the quality of service we deliver can impact our customer churn rate. We cannot predict future pricing by our competitors, but we anticipate that price competition will continue. Lower prices offered by our competitors could contribute to an increase in customer churn. We cannot predict the timing, duration or magnitude of any deteriorated economic conditions or its impact on our target of customers. Higher customer churn rates could adversely affect our revenue growth. Higher customer churn rates could cause our net retention rate to decline. A sustained and significant growth in the churn rate could have a material adverse effect on our business.
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

In the normal course of business, we need to enter into interconnection agreements with many local telephone companies, as well as the owners of networks that our customers desire to access to deliver their services. We are not always able to secure these interconnection agreements on favorable terms. In some jurisdictions, we rely on third-party access and networks for local connectivity. We are not always able to secure this access and local connectivity on favorable terms. Costs of obtaining service from other communications carriers comprise a significant proportion of the operating expenses of long distance carriers. Changes in regulation, particularly the regulation of telecommunication carriers and local access network owners, could indirectly, but significantly, affect our competitive position. These changes could increase or decrease the costs of providing our services. Further, if problems occur with our third-party providers or local telephone companies, it may cause errors or poor quality communications, and we could encounter difficulties identifying the source of the problem. The occurrence of errors or poor quality communications on our services, whether caused by our platform or a third-party provider, may result in the loss of our existing customers or the delay of adoption of our services by potential customers and may adversely affect our business, results of operations and financial condition.
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
Certain government agencies in jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational companies. For example, on October 8, 2021, the Organisation for Economic Co-operation and Development (the “OECD”) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (the “Framework”) which agreed to a two-pillar solution to address tax challenges arising from digitalization of the economy. On December 20, 2021, the OECD released model rules for the domestic implementation of a 15% global minimum tax. Many countries have implemented legislation and other guidance to align their international tax rules with the OECD’s Framework recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. Further, several countries have proposed or enacted taxes applicable to digital services, which could apply to our business. As a result of these developments, the tax laws of certain countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could increase our liabilities for taxes, interest and penalties, and therefore could harm our business, cash flows, results of operations and financial position.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition and deferred revenue, goodwill and intangible assets, and income taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.
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
A significant event, such as an earthquake, hurricane, a fire, a flood, a pandemic, such as COVID-19, a power outage, terrorist attack, act of war, such as the ongoing Russia-Ukraine or Middle East conflicts, or civilian unrest could have a material adverse effect on our business, results of operations or financial condition. Health concerns or governmental, legal, political or regulatory developments in the United States or other countries in which we or our customers, partners and service providers operate could cause economic, labor or social instability and could materially adversely affect our business and our results of operations and financial condition. Future developments, which are very uncertain, include evolving responses by governments and businesses. These future developments could materially adversely affect our business and our results of operations and financial condition. Our IP network is designed to be redundant and to offer seamless backup support in an emergency. While our network is designed to withstand the loss of any one data center at any point in time, the simultaneous failure of multiple data centers could disrupt our ability to serve our clients. Additionally, certain of our capabilities cannot be made redundant feasibly or cost-effectively. Acts of physical or cyber terrorism or other geopolitical unrest, including acts of war, also could cause disruptions in our business. The adverse impacts of these risks may increase if our disaster recovery plans prove to be inadequate.
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
We and our subsidiaries may be able to incur substantial additional debt in the future, some of which may be secured debt. We will not be restricted under the terms of the indentures governing the Convertible Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that could have the effect of diminishing our ability to make payments on the Convertible Notes when due.
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
Prior to our initial public offering, there was no public market for shares of our Class A common stock. On November 10, 2017, we sold shares of our Class A common stock to the public at $20.00 per share. From November 10, 2017, the date that our Class A common stock began trading on the NASDAQ Global Select Market, through December 31, 2024, the trading price of our Class A common stock has ranged from $9.20 per share to $198.61 per share. The trading price of our Class A common stock may continue to be volatile and could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
Our Class A common stock has one vote per share, and our Class B common stock has ten votes per share. Substantially all of our Class B common stock continues to be held by our co-Founder, Chairman and CEO, David Morken, and our co-Founder Henry Kaestner. Because of the ten-to-one voting ratio between our Class B and Class A common stock, these holders of our Class B common stock collectively control approximately 45% of the combined voting power of our common stock and therefore would be able to exert significant influence over all matters submitted to our stockholders for approval. This concentrated voting control limits or precludes stockholders’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments to our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that stockholders may feel are in their best interest as one of our stockholders.
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
In addition, several stockholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our common stock may cause stockholder advisory firms to publish negative commentary about our corporate governance practices, recommend that stockholders vote against our recommendations at stockholder meetings, or otherwise seek to cause us to change our capital structure. Any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.
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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We regularly assess risks from cybersecurity and technology threats and monitor our information systems for potential vulnerabilities. Our enterprise-wide information security program is designed to identify, protect, detect, respond to and manage reasonably foreseeable cybersecurity risks and threats. We use a widely-adopted risk quantification model to identify, measure and prioritize cybersecurity threats and develop related security controls and safeguards. We conduct regular periodic reviews and tests of our information security program and also leverage audits by our internal audit team, tabletop exercises, penetration and vulnerability testing internally and with external independent third-parties, threat modeling, simulations, and other exercises in an effort to evaluate the effectiveness of our information security program and improve our security measures and planning.
We have implemented incident response and breach management processes, which have four overarching and interconnected workflows: (1) detection and analysis of a security or privacy incident, (2) investigation, mitigation and remediation, (3) reporting and notification, and (4) post-incident analysis. These processes may involve participants from our information security, network, information technology, software development, executive and legal teams.

From time to time, we also conduct exercises to simulate responses to cybersecurity incidents. Our team of cybersecurity professionals collaborates with legal, technical and business stakeholders to further analyze the risks to the company and form detection, mitigation and remediation strategies.
As part of the processes described above, we regularly engage external auditors and consultants to assess our cybersecurity programs and compliance with applicable practices and standards. Our Information Security Management System has been certified to conform to the requirements of ISO/IEC 27001:2013 and AICPA SOC 2 Type II, which includes all five of the Trust Services Criteria.
Our Vendor Risk Management (“VRM”) program aids in evaluating the cybersecurity and data privacy risks associated with the use of vendors and other third parties that will be processing, storing, or handling Bandwidth employee, business or customer data. The VRM program is designed to evaluate third-party risk, advise on selection or implementation recommendations, and inform privacy, security and data protection contractual terms. We rely, however, on the third parties we use to implement security programs commensurate with their risk, and we cannot ensure in all circumstances that their efforts will be successful.
Our Application Security program performs static and dynamic scanning of systems and software code. In addition, we perform vulnerability scans daily on our systems and assets.
With respect to cybersecurity threats, we use various security tools that help prevent, identify, escalate, investigate, resolve and recover from identified vulnerabilities and security incidents in a timely manner with continuous monitoring from our Security Operations Center. These tools include, but are not limited to, Endpoint Detection and Response, Security Information and Event Management, Attack Surface Management, Static Application Security Testing, Dynamic Application Security Testing, DDoS Mitigation Services, threat detections including intelligence and brand monitoring, intrusion detection sensors, network firewalls and web application firewalls.
There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. Our systems periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of personal information (of third parties, employees, and our members) and other data, confidential information or intellectual property. We have not experienced any material cybersecurity events in the last three fiscal years, and expenses incurred in connection with cybersecurity incidents were not material. However, we do face risks from similar attacks and other cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition. Further, an attack on, or penetration of, our systems or a third-party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risks. See “Risk Factors - Attacks on or breaches of our networks or systems, or those of third parties upon which we rely, could degrade our ability to conduct our business, compromise the integrity of our services and our communications platform, result in service degradation or outages, significant data losses, the theft of our intellectual property, investigations by government agencies and damage to our reputation, and could expose us to liability to third parties and require us to incur significant additional costs to maintain the security of our networks and data,” included elsewhere in this Annual Report on Form 10-K.
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
At the management level, our cybersecurity risks are identified and addressed through a comprehensive, cross-functional approach. Key security, operations, legal and compliance stakeholders meet regularly to discuss strategies designed to preserve the confidentiality, integrity and availability of our and our customers’ information by identifying and mitigating cybersecurity threats, and effectively responding to cybersecurity incidents. Our Executive Security Committee, which includes our Chief Operating Officer, our CIO, our Chief Technology Officer, our Chief Development Officer, our General Counsel and other cross-functional participants, meets monthly to evaluate our cybersecurity risks and related response efforts.
Cybersecurity Education and Awareness
We monitor emerging laws and best practices related to data protection, privacy and information security. We regularly remind employees of the importance of handling and protecting customer and employee data, and our policies require each of our employees to undergo annual privacy and information security training designed to enhance employee awareness of how to detect and respond to cybersecurity threats.

Item 2. Properties
Our corporate headquarters is located in Raleigh, North Carolina, where we lease approximately 534,000 square feet of office space at 2230 Bandmate Way.
We maintain offices in locations in Raleigh, NC, Denver, CO and Rochester, NY in the United States, and in a number of locations internationally, including Brussels, Belgium; London, U.K.; Dublin, Ireland; Iasi, Romania; and Istanbul, Turkey.
We currently lease all our facilities. We believe our corporate headquarters in Raleigh, NC will provide sufficient space to accommodate our growing work force.

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
The following county or municipal governments have named us in lawsuits that remain unresolved and are associated with the collection and remittance of 911 taxes and surcharges: (a) the City and County of San Francisco, California; and (b) the following Illinois jurisdictions, collectively: Cook and Kane Counties, Illinois, the City of Chicago, Illinois, and the State of Illinois. The complaints allege that we failed to bill, collect and remit certain taxes and surcharges associated with 911 services pursuant to applicable laws.
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
Stockholders
As of February 14, 2025, we had 23 holders of record of our Class A and Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
The graph below compares the cumulative 5-year total return to our stockholders in comparison to the NASDAQ Composite Index and the S&P 500 Information Technology Index. The graph assumes $100 was invested in our Class A common stock and in each index from December 31, 2019 to December 31, 2024, and assumes reinvestment of any dividends.

The comparisons in the graph below are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

300
250
200
150
100
50
0
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
Mar-24
Jun-24
Sep-24
Dec-24
Bandwidth Inc.
NASDAQ Composite Index
S&P 500 Technology Index

Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2025 Annual Meeting of Stockholders. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
Recent Sales of Unregistered Securities
From January 1, 2024 through December 31, 2024, we did not sell any securities on an unregistered basis.

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
With the combination of our software APIs, our global Communications Cloud and our broad range of experience with global regulatory frameworks, we believe Bandwidth is one of the best-positioned providers in our space to deliver mission-critical communications for global enterprises. In fact, Bandwidth already powers all the 2024 GartnerⓇ Magic Quadrant Leaders in the key cloud communications categories of UCaaS and CCaaS.
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
For the years ended December 31, 2024, 2023 and 2022, total revenue was $748 million, $601 million and $573 million, respectively, representing an increase of 25% in 2024, and 5% in 2023. Net loss in 2024 and 2023 was $7 million and $16 million, respectively. Net income in 2022 was $20 million.

Repurchase of 2026 Convertible Notes
During May 2024, we entered into separate, privately negotiated repurchase agreements with a limited number of holders of the 2026 Convertible Notes (the “2024 Repurchases”) to repurchase approximately $140 million aggregate principal amount of the 2026 Convertible Notes for an aggregate cash price of approximately $128 million. The 2024 Repurchases closed on May 9, 2024. Following the 2024 Repurchases and previous repurchases of the 2026 Convertible Notes, approximately $35 million principal amount of the 2026 Convertible Notes remain outstanding.

Management’s Discussion and Analysis
The difference between the consideration used for the 2024 Repurchases and the carrying value of the 2026 Convertible Notes resulted in a gain of $10 million recorded within net gain on extinguishment of debt on our consolidated statements of operations for the year ended December 31, 2024.

Credit Agreement Amendment
On May 1, 2024, we entered into an amendment (the “Amendment”) to the credit agreement (the “Credit Agreement”), dated August 1, 2023, among the Company, as borrower, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent, swingline lender and letters of credit issuer Credit Agreement, which increased the aggregate revolving credit commitments from $50 million to $100 million; increased the swingline sublimit from $5 million to $10 million; increased the minimum liquidity from $75 million to $83 million; and extended the maturity date from August 1, 2028 to the earlier of (a) May 1, 2029 or (b) the date that is 91 days prior to the scheduled maturity date or mandatory conversion date of any of our outstanding convertible notes.
On October 28, 2024, we entered into a second amendment (the “Second Amendment”) to the Credit Agreement, which increased the aggregate revolving credit commitments to $150 million; modified the applicable margin for loans based on SOFR to between 2.0% and 2.5%, and modified the applicable margin for loans based on the base rate to between 1.0% and 1.50%; modified the quarterly commitment fee to between 0.2% and 0.25% on the unused portion of the borrowing commitment; replaced existing financial covenants to certain customary covenants; and modified the maturity date to the earlier of (a) May 1, 2029 or (b) the date that is 91 days prior to the scheduled maturity date or mandatory conversion date of any of the outstanding convertible senior notes due 2028.
As of December 31, 2024, we did not have any outstanding borrowings under the Credit Facility (as defined below), and we were in compliance with all financial and non-financial covenants for all periods presented. As of December 31, 2024, the available borrowing capacity under the Credit Facility was $150 million.

Key Performance Indicator
We monitor the following key performance indicator (“KPI”) to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.
Net Retention Rate
We believe net retention rate is useful in evaluating our business. For the years ended December 31, 2024, 2023 and 2022, the net retention rate was 122%, 101% and 112%, respectively.
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
For the years ended December 31, 2024, 2023 and 2022, we generated 74%, 72%, and 73%, respectively, of our cloud communications revenue from reoccurring sources. The large bulk of our remaining cloud communications revenue is generated from recurring monthly charges.
We recognize accounts receivable at the time the customer is invoiced. Additionally, we record a receivable for unbilled revenue if services have been delivered and are billable in subsequent periods. Unbilled revenue made up 54%, 56%, and 45% of outstanding accounts receivable, net of allowance for doubtful accounts, as of December 31, 2024, 2023 and 2022, respectively.
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
Income Taxes
For the years ended December 31, 2024, 2023 and 2022, our effective tax rate was 27.1%, 15.3%, and (13.1)%, respectively. The increase in the effective tax rate from 2023 to 2024 is primarily due to increased tax deductions from research expenditures which decreased U.S. cash tax liabilities when compared to an increase of $7 million in income before income taxes within the U.S. While we continue to recognize a valuation allowance in the U.S. against our deferred tax assets, changes to our current U.S. cash tax liabilities will cause effective tax rate fluctuations between financial periods.
Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of December 31, 2024, we continue to maintain a valuation allowance against our U.S. federal and state net deferred tax assets.

Management’s Discussion and Analysis
Results of Operations
The following table sets forth selected consolidated statements of operations data for the periods indicated.

	Year ended December 31,
	2024	2023	2022

	(In thousands)
Revenue	$748,487	$601,117	$573,152
Cost of revenue	468,529	364,960	334,799
Gross profit	279,958	236,157	238,353
Operating expenses
Research and development	118,627	104,188	97,990
Sales and marketing	109,698	102,063	96,658
General and administrative	71,692	65,363	68,029
Total operating expenses	300,017	271,614	262,677
Operating loss	(20,059)	(35,457)	(24,324)
Other income:
Net gain on extinguishment of debt	10,267	12,767	40,205
Gain on business interruption insurance recoveries	—	4,000	—
Interest expense, net	(1,861)	(808)	(3,048)
Other income, net	2,700	195	4,473
Total other income	11,106	16,154	41,630
(Loss) income before income taxes	(8,953)	(19,303)	17,306
Income tax benefit	2,429	2,960	2,264
Net (loss) income	$(6,524)	$(16,343)	$19,570
The following table sets forth selected consolidated statements of operations data as a percentage of our total revenue for the periods presented. *

	Year ended December 31,
	2024	2023	2022
Revenue	100%	100%	100%
Cost of revenue	63%	61%	58%
Gross profit	37%	39%	42%
Operating expenses
Research and development	16%	17%	17%
Sales and marketing	15%	17%	17%
General and administrative	10%	11%	12%
Total operating expenses	40%	45%	46%
Operating loss	(3)%	(6)%	(4)%
Other income:
Net gain on extinguishment of debt	1%	2%	7%
Gain on business interruption insurance recoveries	—%	1%	—%
Interest expense, net	—%	—%	(1)%
Other income, net	—%	—%	1%
Total other income	1%	3%	7%
(Loss) income before income taxes	(1)%	(3)%	3%
Income tax benefit	—%	—%	—%
Net (loss) income	(1)%	(3)%	3%
(*) Columns may not foot due to rounding.

Management’s Discussion and Analysis
Comparison of the Years Ended December 31, 2024 and 2023
Revenue

	Year ended December 31,
	2024	2023	Change

	(Dollars in thousands)
Cloud communications	$539,753	$478,892	$60,861	13%
Messaging surcharges	208,734	122,225	86,509	71%
Revenue	$748,487	$601,117	$147,370	25%
In 2024, our cloud communications revenue increased by $61 million, or 13%, compared with the same period in 2023. Within cloud communications revenue, our Global Voice Plans revenue grew by 3% and was driven by higher voice traffic on our network. Our Programmable Messaging revenue increased by 46% and was primarily fueled by higher political messaging related to the U.S. presidential election in November 2024. Our Enterprise Voice revenue grew by 29% as the flexibility from our Maestro product and our UCaaS/CCaaS vendor agnostic approach continues to resonate with customers.
In 2024, our messaging surcharges revenue increased by $87 million, or 71%, compared with the same period in 2023. This growth was primarily driven by higher messaging volumes from higher political messaging related to the U.S. presidential election.
In 2024, our average annual customer revenue was $0.2 million, which increased less than $0.1 million compared with the same period in 2023, primarily from higher political messaging related to the U.S. presidential election in November 2024.
Cost of Revenue and Gross Margin

	Year ended December 31,
	2024	2023	Change

	(Dollars in thousands)
Cost of revenue	$468,529	$364,960	$103,569	28%
Gross profit	$279,958	$236,157	$43,801	19%
Total gross margin	37%	39%
In 2024, total cost of revenue increased by $104 million, compared with the same period in 2023, driven by higher pass-through messaging surcharges of $84 million largely from higher political messaging from the U.S. presidential election. The combination of changes in total revenue and total cost of revenue yielded gross profit of $280 million, which increased $44 million from the same period in 2023, driven by higher sales of election-related political messaging.
Our total gross margin percentage of 37% in 2024 declined by 2%, compared with the same period in 2023, driven by higher pass-through messaging surcharges within the total revenue mix.

Management’s Discussion and Analysis
Operating Expenses

	Year ended December 31,
	2024	2023	Change

	(Dollars in thousands)
Research and development	$118,627	$104,188	$14,439	14%
Sales and marketing	109,698	102,063	7,635	7%
General and administrative	71,692	65,363	6,329	10%
Total operating expenses	$300,017	$271,614	$28,403	10%
As a percentage of revenue, total operating expenses for the years ended December 31, 2024 and 2023 were 40% and 45%, respectively.
In 2024, research and development expenses increased by $14 million, or 14%, compared with the same period in 2023. This increase was primarily due to higher facilities expenses in support of our expanding research and development capabilities.
In 2024, sales and marketing expenses increased by $8 million, or 7%, compared with the same period in 2023, primarily due to higher facilities expenses in support of our sales force.
In 2024, general and administrative expenses increased by $6 million, or 10%, compared with the same period in 2023, driven by higher headcount expenses.
Interest Expense, Net
In 2024, interest expense, net of interest income increased by $1 million, or 130%, compared with the same period in 2023, primarily from higher interest expense from a draw on our Credit Facility to partially fund the 2024 Repurchases in May 2024.
Income Tax Benefit
In 2024, we recognized an income tax benefit of $2 million, a decrease of $1 million, compared with the same period in 2023. The resulting effective tax rate for the year ended December 31, 2024 was 27.1%, compared with 15.3% in 2023.
For the years ended December 31, 2024 and 2023, the effective tax rate of 27.1% and 15.3% differed from the federal statutory rate of 21% in the U.S. primarily due to the valuation allowance recorded against our U.S. federal and state net deferred tax assets.
Most of the permanent tax adjustments within our effective tax rate are offset by a valuation allowance. These adjustments include state taxes, federal research tax credits under Section 41 of the Code, equity compensation in the U.S. and other non-deductible expenditures in the U.S. Excluding the impact of the valuation allowance, we realized an estimated state effective tax rate of 4.2% for the year ended December 31, 2024. In addition, exclusive of the valuation allowance, we continue to generate income tax benefits in the current period related to income tax credits recognized for qualified research activities in the U.S. The applicable federal tax laws and regulations define qualified research activities as research and development activities conducted in the U.S. that involve a process of experimentation designed to discover new information intended to develop a new or improved business component. Absent the valuation allowance, equity compensation also impacts the effective tax rate to the extent the income tax deduction exceeds or is below the related book expense, as required under ASC 718-740-35-2. Other U.S. non-deductible expenses that are offset by the valuation allowance consist primarily of non-deductible executive compensation under Section 162(m) of the Code.
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
Comparison of the Years Ended December 31, 2023 and 2022
Revenue

	Year ended December 31,
	2023	2022	Change

	(Dollars in thousands)
Cloud communications	$478,892	$474,576	$4,316	1%
Messaging surcharges	122,225	98,576	23,649	24%
Revenue	$601,117	$573,152	$27,965	5%
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

Management’s Discussion and Analysis
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

Management’s Discussion and Analysis
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
Liquidity and Capital Resources
Our liquidity is provided by our cash flow from operations less expenditures for capital equipment, and supplemented by financing activities from time to time. Our cash flow from operations is driven by monthly payments from customers for communication services consumed during the period. Our primary uses of cash include operating costs, such as fees paid to other network service providers, network operations costs, personnel costs and facility expenses, as well as the purchase of property, plant and equipment to support growth on our communications platform. As of December 31, 2024, we had cash and cash equivalents of $82 million and marketable securities of $2 million.
On August 1, 2023, we entered into the Credit Agreement, which provides for a $50 million credit facility (the “Credit Facility”), including a $15 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $5 million. The Credit Facility has an accordion feature that allows for an increase in the total borrowing size up to $25 million, subject to certain conditions. On May 1, 2024, we amended the Credit Agreement by, among other things, upsizing the Credit Facility to $100 million. On October 28, 2024, we entered into the Second Amendment to further increase the aggregate revolving credit commitments to $150 million. As of December 31, 2024, we had no outstanding borrowings under the Credit Facility and the available borrowing capacity was $150 million. See Note 8, “Debt,” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on the Credit Agreement.

Management’s Discussion and Analysis
During May 2024, the Company entered into the 2024 Repurchases to repurchase approximately $140.0 million aggregate principal amount of the 2026 Convertible Notes for an aggregate cash price of approximately $128.5 million. Following the 2024 Repurchases and previous repurchases, approximately $35.0 million principal amount of the 2026 Convertible Notes remain outstanding. We may, at any time and from time to time, seek to retire or purchase our 2026 Convertible Notes or 2028 Convertible Notes through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
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
Our principal future commitments consist of (i) an aggregate of $285 million in Convertible Notes, (ii) $471 million in future minimum rent payments for our current office space, including a $464 million non-cancelable lease for our new corporate headquarters, which commenced in the third quarter of 2023 and which will continue for an initial twenty (20) year term, and (iii) $15 million in non-cancelable purchase obligations and future minimum payments under contracts to various service providers. For additional information on these future contractual obligations, see Note 8, “Debt,” and Note 12, “Commitments and Contingencies,” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Cash Flows
The table below summarizes our cash flow information:

	Year ended December 31,
	2024	2023	2022

	(In thousands)
Net cash provided by operating activities	$83,883	$39,001	$34,906
Net cash (used in) provided by investing activities	(1,442)	30,849	(133,449)
Net cash used in financing activities	(131,273)	(52,775)	(120,005)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,241)	610	881
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(50,073)	$17,685	$(217,667)

Management’s Discussion and Analysis
Cash Flows from Operating Activities
In 2024, net cash provided by operating activities was $84 million and was generated by our aggregate results of $81 million during the period, net of (1) non-cash items comprising depreciation and amortization, non-cash reduction to the right-of-use asset, amortization of debt discount and issuance costs, stock-based compensation, deferred taxes and other, gain on sale of intangible asset, net gain on extinguishment of debt and (2) a $3 million cash inflow from higher operating liabilities and lower operating assets. Within operating liabilities, the net cash provided as a result of higher accrued expenses and other liabilities of $18 million during 2024 was primarily driven by timing of incurred expenses, which was partially offset with our operating right-of use-liability of $6 million. Within operating assets, the net cash used as a result of higher accounts receivable of $9 million during 2024 was driven by higher unbilled receivables balances, primarily from higher messaging sales.
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

Management’s Discussion and Analysis
Cash Flows from Investing Activities
In 2024 net cash used in investing activities was $1 million. Cash used in investing activities was primarily driven by (1) cash used for the purchase of property, plant and equipment of $14 million and cash used for capitalized software development costs of $11 million, driven by investments in the communications platform, (2) cash provided by the maturities of marketable securities, net of purchases, of $19 million to partially fund the 2024 Repurchases and (3) net cash provided by the refund of construction in progress deposits of $3 million related to the completion of construction for our Raleigh, NC headquarters.
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
Cash Flows from Financing Activities
In 2024, net cash used in financing activities was $131 million, consisting primarily of $129 million of cash used to complete the 2024 Repurchases.
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

	Year ended December 31,
	2024	2023	2022

	(Dollars in thousands)
Gross Profit	$279,958	$236,157	$238,353
Gross Profit Margin %	37%	39%	42%
Depreciation	18,532	16,273	13,602
Amortization of acquired intangible assets	7,811	7,810	7,657
Stock-based compensation	1,638	1,136	404
Non-GAAP Gross Profit	$307,939	$261,376	$260,016
Non-GAAP Gross Margin % (1)	57%	55%	55%
________________________
(1) Calculated by dividing Non-GAAP gross profit by cloud communications revenue of $540 million, $479 million, and $475 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Management’s Discussion and Analysis

	Year ended December 31,
	2024	2023	2022

	(In thousands, except share and per share amounts)
Net (loss) income	$(6,524)	$(16,343)	$19,570
Stock-based compensation	48,362	36,992	20,655
Amortization of acquired intangibles	17,503	17,274	17,180
Amortization of debt discount and issuance costs for convertible debt	1,492	2,004	2,977
Gain on sale of business	—	—	(3,777)
Net cost associated with early lease terminations and leases without economic benefit	2,387	3,954	—
Net gain on extinguishment of debt	(10,267)	(12,767)	(40,205)
Gain on business interruption insurance recoveries	—	(4,000)	—
Non-recurring items not indicative of ongoing operations and other (1)	(571)	1,171	1,992
Estimated tax effects of adjustments (2)	(11,486)	(5,525)	(3,396)
Non-GAAP net income	$40,896	$22,760	$14,996
Interest expense on Convertible Notes (3)	1,118	1,287	1,666
Numerator used to compute Non-GAAP diluted net income per share	$42,014	$24,047	$16,662

Net (loss) income per share
Basic	$(0.24)	$(0.64)	$0.77
Diluted	$(0.24)	$(0.64)	$(0.48)

Non-GAAP net income per Non-GAAP share
Basic	$1.50	$0.89	$0.59
Diluted	$1.34	$0.83	$0.54

Weighted average number of shares outstanding
Basic	27,209,698	25,612,724	25,282,796
Diluted	27,209,698	25,612,724	30,907,869

Non-GAAP basic shares	27,209,698	25,612,724	25,282,796
Convertible debt conversion	2,321,106	3,442,229	5,625,073
Stock options issued and outstanding	29,731	39,152	100,088
Nonvested RSUs outstanding	1,822,530	—	—
Non-GAAP diluted shares	31,383,065	29,094,105	31,007,957
________________________
(1) Non-recurring items not indicative of ongoing operations and other include (i) $0.4 million, $0.8 million, and $0.5 million of losses on disposals of property, plant and equipment during the years ended December 31, 2024, 2023 and 2022, respectively, (ii) $1.0 million gain on the sale of an intangible asset during the year ended December 31, 2024, (iii) $0.4 million of expense resulting from the early termination of our undrawn SVB credit facility during the year ended December 31, 2023, and (iv) $0.9 million of foreign currency losses on the settlement of intercompany borrowings, which were repatriated in conjunction with the repurchase of a portion of the 2026 Convertible Notes and $0.6 million of nonrecurring litigation expense for the year ended December 31, 2022.

Management’s Discussion and Analysis
(2) The estimated tax-effect of adjustments is determined by recalculating the tax provision on a Non-GAAP basis. The Non-GAAP effective income tax rate was 18.1%, 10.1%, and 7.0% for the years ended December 31, 2024, 2023 and 2022, respectively. For the year ended December 31, 2024, the Non-GAAP effective income tax rate differed from the federal statutory tax rate of 21% in the U.S. primarily due to the research and development tax credits generated in 2024. We analyze the Non-GAAP valuation allowance position on a quarterly basis. In the fourth quarter of 2022, we removed the valuation allowance against all U.S. deferred tax assets for Non-GAAP purposes as a result of cumulative Non-GAAP U.S. income over the past three years and a significant depletion of net operating loss and tax credit carryforwards on a Non-GAAP basis. As of December 31, 2024, we have no valuation allowance against our remaining deferred tax assets for Non-GAAP purposes.
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

	Year ended December 31,
	2024	2023	2022

	(In thousands)
Net (loss) income	$(6,524)	$(16,343)	$19,570
Income tax benefit	(2,429)	(2,960)	(2,264)
Interest expense, net	1,861	808	3,048
Depreciation	31,739	24,443	18,419
Amortization	17,503	17,274	17,180
Stock-based compensation	48,362	36,992	20,655
Gain on sale of business	—	—	(3,777)
Net cost associated with early lease terminations and leases without economic benefit	2,387	3,954	—
Net gain on extinguishment of debt	(10,267)	(12,767)	(40,205)
Gain on business interruption insurance recoveries	—	(4,000)	—
Non-recurring items not indicative of ongoing operations and other (1)	(571)	769	1,992
Adjusted EBITDA	$82,061	$48,170	$34,618
________________________
(1) Non-recurring items not indicative of ongoing operations and other include (i) $0.4 million, $0.8 million, and $0.5 million of losses on disposals of property, plant and equipment during the years ended December 31, 2024, 2023 and 2022, respectively, (ii) $1.0 million gain on the sale of an intangible asset during the year ended December 31, 2024, and (iii) $0.9 million of foreign currency losses on the settlement of intercompany borrowings, which were repatriated in conjunction with the repurchase of a portion of the 2026 Convertible Notes and $0.6 million of nonrecurring litigation expense for the year ended December 31, 2022.

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

	Year ended December 31,
	2024	2023	2022

	(In thousands)
Net cash provided by operating activities	$83,883	$39,001	$34,906
Net cash used in investing in capital assets (1)	(25,380)	(19,899)	(45,416)
Free cash flow	$58,503	$19,102	$(10,510)
________________________
(1) Represents the acquisition cost of property, plant and equipment and capitalized development costs for software for internal use.

Critical Accounting Policies and Estimates
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
We believe that the following assumptions, judgments and estimates have the greatest potential financial impact on our consolidated financial statements, and therefore, we consider these to be our critical accounting policies.
See Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on our accounting policies.
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

Management’s Discussion and Analysis
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
We maintain a reserve for sales credits, which reserve historically has not been significant and continues to be consistent relative to total revenue. Credits are accounted for as variable consideration and are estimated based on several inputs including historical experience, contractual obligations and current trends of credit issuances. Adjustments to the reserve are recorded against revenue.
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
As of December 31, 2024, we completed a qualitative assessment under ASC 350 to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of our one reporting unit was less than its respective carrying value. We concluded that based on the relevant events and circumstances, it was more likely than not that the reporting unit’s fair value exceeded its related carrying value and therefore no quantitative assessment was required.
As of December 31, 2023, we completed a quantitative assessment under ASC 350 and determined that there was not an impairment of goodwill. The estimated fair value of our one reporting unit was based on the income approach and the market approach. Significant assumptions used within the discounted cash flow method under the income approach included estimated revenue projections and a risk adjusted discount rate. Significant assumptions used with the market approach included estimated revenue projections and an appropriate risk adjusted earnings multiple. A hypothetical 10% decrease in the estimated fair value of our one reporting unit used in the quantitative assessment would not have changed our conclusion.
We completed our annual goodwill impairment analysis in each of the years ended December 31, 2024, 2023 and 2022 and no impairment charges were recorded. As of December 31, 2024, goodwill was $317 million.
Long-Lived Assets
Long-lived assets, including intangible assets with definite lives, are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise.
We evaluate the recoverability of our long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net

Management’s Discussion and Analysis
cash flows expected to be generated by the asset or asset group. If such evaluation indicates that the carrying amount of the asset or the asset group is not recoverable, any impairment loss would be equal to the amount the carrying value exceeds the fair value. No indicators of impairment were identified for the years ended December 31, 2024, 2023 and 2022.
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
We reduce the measurement of a deferred tax asset, if necessary, by a valuation allowance if it is more likely than not that we will not realize some or all the deferred tax asset. Quarterly, we review the deferred tax assets for recoverability for each jurisdiction in which we operate.
If we demonstrate cumulative pre-tax income in a particular jurisdiction over a three-year period, including the current and prior two years, management generally concludes that the deferred income tax assets will more likely than not be realized and no valuation allowance is recognized, unless there are known unusual or non-recurring items contributing to this income or known future operating developments or changes in tax law that would lead management to conclude otherwise. We have considered cancellation of debt income an unusual item for the purpose of the valuation allowance analysis.
If we demonstrate cumulative pre-tax losses in a particular jurisdiction in a three-year period, including the current and prior two years, management then considers the expected timing of the reversals of existing temporary differences, the implementation of prudent and feasible tax planning strategies, and projected future taxable income when determining if the deferred tax assets will be realized. The evaluation of the recoverability of deferred tax assets requires judgment in assessing future profitability. Should there be a change in the ability to recover deferred tax assets, our income tax provision would increase or decrease in the period in which the assessment is changed.
Using the aforementioned approach, we recorded $70 million and $68 million in valuation allowance on our deferred tax assets in 2024 and 2023, respectively.
We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon technical merits, it is more likely than not that the position will be sustained upon examination. The tax benefit recognized is measured as the largest amount of benefit determined on a cumulative probability basis that we believe is more likely than not to be realized upon ultimate settlement of the position. We recognize potential accrued interest and penalties associated with unrecognized tax positions in income tax benefit in the accompanying consolidated statements of operations.
We recorded $7 million in unrecognized tax benefits for the year ended December 31, 2024 and $6 million for the year ended December 31, 2023.

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
Interest Rate Risk
We had cash and cash equivalents of $82 million and marketable securities of $2 million as of December 31, 2024, which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of interest bearing checking and direct deposit accounts, and money market accounts. Marketable securities consist of time deposits and commercial paper not otherwise classified as cash equivalents. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short‑term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
On August 1, 2023, we entered into the Credit Agreement, which provided for a $50 million Credit Facility. On May 1, 2024, we entered into the Amendment, which, among other things, increased our Credit Facility to $100 million, and on October 28, 2024, we entered into the Second Amendment, which further increased our Credit Facility to $150 million. Interest on borrowings under the Credit Facility accrues at an annual rate tied to a base rate or the SOFR, at our election. Under the terms of the Second Amendment, loans based on SOFR bear interest at a rate equal to term SOFR for the applicable interest period plus 10 basis points plus an applicable margin between 2.0% and 2.5%, and loans based on the base rate bear interest at a rate equal to the base rate plus an applicable margin between 1.0% and 1.50%, in each case of the foregoing, depending upon our consolidated total leverage ratio for the most recent fiscal quarter for which financial statements have been delivered under the Credit Agreement. As a result, we are exposed to interest rate risk as we make draws on the Credit Facility. As of December 31, 2024, there were no outstanding borrowings.
As of December 31, 2024, we had gross carrying amounts of $35 million and $250 million outstanding from our 2026 Convertible Notes and 2028 Convertible Notes, respectively. As the Convertible Notes have a fixed annual interest rate, we have no financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change. Additionally, the fair value can be affected when the market price of our common stock fluctuates. We carry the Convertible Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.
See Note 8, “Debt,” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on the Revolving Credit Facility and the Convertible Notes.
A hypothetical 10% change in interest rates would not have had a material impact on our financial results included elsewhere in this Annual Report on Form 10-K.

Foreign Currency Risk
The functional currencies of our foreign subsidiaries are the respective local currencies of the jurisdictions in which they operate, which are primarily the Euro and the British Pound. Approximately 12%, 14%, and 16% of our total revenue was generated outside North America for the years ended December 31, 2024, 2023 and 2022, respectively. The majority of our revenues and operating expenses are denominated in U.S. dollars, and therefore are not currently subject to significant foreign currency risk. Our subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the year. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive loss within stockholders’ equity. Gains or losses due to transactions in foreign currencies are included in other income, net in our consolidated statements of operations. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currencies result in increased revenue and operating expenses for our rest of world operations. Similarly, our revenue and operating expenses for our rest of world operations decrease if the U.S. dollar strengthens against foreign currencies. A hypothetical 10% adverse change in foreign currency exchange rates would have adversely impacted our net loss for the year ended December 31, 2024 by approximately $3.1 million.

Item 8. Financial Statements and Supplementary Data

BANDWIDTH INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Bandwidth Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bandwidth Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2025 expressed an unqualified opinion thereon.
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
February 20, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Bandwidth Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Bandwidth Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Bandwidth Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 20, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Raleigh, North Carolina
February 20, 2025

BANDWIDTH INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$81,812	$131,987
Marketable securities	1,975	21,488
Accounts receivable, net of allowance for doubtful accounts	86,455	78,155
Deferred costs	3,729	4,155
Prepaid expenses and other current assets	13,841	16,990
Total current assets	187,812	252,775
Property, plant and equipment, net	176,823	177,864
Operating right-of-use asset, net	153,601	157,507
Intangible assets, net	145,355	166,914
Deferred costs, non-current	4,355	4,586
Other long-term assets	3,977	5,530
Goodwill	317,243	335,872
Total assets	$989,166	$1,101,048
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$28,362	$34,208
Accrued expenses and other current liabilities	98,121	69,014
Current portion of deferred revenue	7,031	8,059
Advanced billings	3,698	6,027
Operating lease liability, current	3,111	5,463
Total current liabilities	140,323	122,771
Other liabilities	576	386
Operating lease liability, net of current portion	219,191	220,548
Deferred revenue, net of current portion	7,955	8,406
Deferred tax liability	27,304	33,021
Convertible senior notes	281,284	418,526
Total liabilities	676,633	803,658
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Class A voting common stock: $0.001 par value; 100,000,000 shares authorized; 26,588,688 and 24,206,140 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	27	24
Class B voting common stock: $0.001 par value; 20,000,000 shares authorized; 1,958,028 shares issued and outstanding as of December 31, 2024 and December 31, 2023	2	2
Additional paid-in capital	435,927	391,048
Accumulated deficit	(71,414)	(64,890)
Accumulated other comprehensive loss	(52,009)	(28,794)
Total stockholders’ equity	312,533	297,390
Total liabilities and stockholders’ equity	$989,166	$1,101,048
See accompanying notes.

BANDWIDTH INC.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year ended December 31,
	2024	2023	2022

Revenue	$748,487	$601,117	$573,152
Cost of revenue	468,529	364,960	334,799

Gross profit	279,958	236,157	238,353
Operating expenses
Research and development	118,627	104,188	97,990
Sales and marketing	109,698	102,063	96,658
General and administrative	71,692	65,363	68,029
Total operating expenses	300,017	271,614	262,677

Operating loss	(20,059)	(35,457)	(24,324)
Other income:
Net gain on extinguishment of debt	10,267	12,767	40,205
Gain on business interruption insurance recoveries	—	4,000	—
Interest expense, net	(1,861)	(808)	(3,048)
Other income, net	2,700	195	4,473
Total other income	11,106	16,154	41,630

(Loss) income before income taxes	(8,953)	(19,303)	17,306
Income tax benefit	2,429	2,960	2,264
Net (loss) income	$(6,524)	$(16,343)	$19,570

Earnings per share:
Net (loss) income per share:
Basic	$(0.24)	$(0.64)	$0.77
Diluted	$(0.24)	$(0.64)	$(0.48)

Numerator used to compute net (loss) income per share:
Basic	$(6,524)	$(16,343)	$19,570
Diluted	$(6,524)	$(16,343)	$(14,897)

Weighted average number of common shares outstanding:
Basic	27,209,698	25,612,724	25,282,796
Diluted	27,209,698	25,612,724	30,907,869
See accompanying notes.

BANDWIDTH INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year ended December 31,
	2024	2023	2022
Net (loss) income	$(6,524)	$(16,343)	$19,570
Other comprehensive (loss) income
Unrealized (loss) gain on marketable securities, net	(61)	(248)	314
Foreign currency translation, net	(23,306)	15,698	(31,855)
Unrealized gain (loss) on employee benefit plan, net	152	(30)	367
Total other comprehensive (loss) income	(23,215)	15,420	(31,174)
Total comprehensive loss	$(29,739)	$(923)	$(11,604)
See accompanying notes.

BANDWIDTH INC.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)

	Class A voting common stock		Class B voting common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2021	23,177,988	$23	1,965,170	$2	$502,477	$(13,040)	$(76,867)	$412,595
Exercises of vested stock options	20,468	—	—	—	163	—	—	163
Vesting of restricted stock units	231,234	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(50,690)	—	—	—	(2,134)	—	—	(2,134)
Adjustment to opening retained earnings due to adoption of ASU 2020-06	—	—	—	—	(156,248)	—	8,750	(147,498)
Unrealized gain on marketable securities	—	—	—	—	—	314	—	314
Foreign currency translation	—	—	—	—	—	(31,855)	—	(31,855)
Unrealized gain on employee benefit pension plan	—	—	—	—	—	367	—	367
Stock-based compensation	—	—	—	—	20,655	—	—	20,655
Net income	—	—	—	—	—	—	19,570	19,570
Balance at December 31, 2022	23,379,000	23	1,965,170	2	364,913	(44,214)	(48,547)	272,177
Exercises of vested stock options	61,349	—	—	—	414	—	—	414
Vesting of restricted stock units	804,962	1	—	—	—	—	—	1
Equity awards withheld for tax liability	(46,313)	—	—	—	(941)	—	—	(941)
Conversion of Class B voting common stock to Class A voting common stock	7,142	—	(7,142)	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	(248)	—	(248)
Foreign currency translation	—	—	—	—	—	15,698	—	15,698
Unrealized loss on employee benefit pension plan	—	—	—	—	—	(30)	—	(30)
Stock-based compensation	—	—	—	—	26,662	—	—	26,662
Net loss	—	—	—	—	—	—	(16,343)	(16,343)
Balance at December 31, 2023	24,206,140	24	1,958,028	2	391,048	(28,794)	(64,890)	297,390
Exercises of vested stock options	17,305	—	—	—	167	—	—	167
Vesting of restricted stock units	2,483,600	3	—	—	—	—	—	3
Equity awards withheld for tax liability	(118,357)	—	—	—	(2,296)	—	—	(2,296)
Unrealized loss on marketable securities	—	—	—	—	—	(61)	—	(61)
Foreign currency translation	—	—	—	—	—	(23,306)	—	(23,306)
Unrealized gain on employee benefit pension plan	—	—	—	—	—	152	—	152
Stock-based compensation	—	—	—	—	47,008	—	—	47,008
Net loss	—	—	—	—	—	—	(6,524)	(6,524)
Balance at December 31, 2024	26,588,688	$27	1,958,028	$2	$435,927	$(52,009)	$(71,414)	$312,533

See accompanying notes.

BANDWIDTH INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net (loss) income	$(6,524)	$(16,343)	$19,570
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	49,242	41,717	35,599
Non-cash reduction to the right-of-use asset	3,601	9,323	6,977
Amortization of debt discount and issuance costs	1,709	2,520	3,082
Stock-based compensation	48,362	36,992	20,655
Deferred taxes and other	(4,452)	(5,942)	(5,557)
Gain on sale of intangible asset	(1,000)	—	—
Net gain on extinguishment of debt	(10,267)	(12,767)	(40,205)
Changes in operating assets and liabilities:
Accounts receivable	(8,725)	(3,454)	(13,341)
Prepaid expenses and other assets	4,062	2,141	(5,795)
Accounts payable	(4,639)	5,385	17,210
Accrued expenses and other liabilities	18,108	(10,592)	4,291
Operating right-of-use liability	(5,594)	(9,979)	(7,580)
Net cash provided by operating activities	83,883	39,001	34,906
Cash flows from investing activities
Purchase of property, plant and equipment	(13,986)	(9,257)	(41,661)
Deposits for construction in progress	—	—	(18,674)
Refund of deposits for construction in progress	2,707	—	—
Capitalized software development costs	(11,394)	(10,642)	(3,755)
Purchase of marketable securities	(34,050)	(80,625)	(179,598)
Proceeds from sales and maturities of marketable securities	53,502	130,120	108,681
Proceeds from sale of business	779	1,253	1,558
Proceeds from sale of intangible assets	1,000	—	—
Net cash (used in) provided by investing activities	(1,442)	30,849	(133,449)
Cash flows from financing activities
Borrowings on line of credit	206,500	—	—
Repayments on line of credit	(206,500)	—	—
Payments on finance leases	(87)	(157)	(190)
Net cash paid for debt extinguishment	(128,534)	(51,259)	(117,286)
Payment of debt issuance costs	(524)	(710)	(553)
Proceeds from exercises of stock options	167	413	163
Value of equity awards withheld for tax liabilities	(2,295)	(1,062)	(2,139)
Net cash used in financing activities	(131,273)	(52,775)	(120,005)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,241)	610	881
Net (decrease) increase in cash, cash equivalents, and restricted cash	(50,073)	17,685	(217,667)
Cash, cash equivalents, and restricted cash, beginning of period	132,307	114,622	332,289
Cash, cash equivalents, and restricted cash, end of period	$82,234	$132,307	$114,622

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$81,812	$131,987	$113,641
Restricted cash included in prepaid expenses and other current assets	422	320	981
Total cash, cash equivalents, and restricted cash, end of period	$82,234	$132,307	$114,622

BANDWIDTH INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information
Cash paid for (received from) interest	$691	$(1,500)	$18
Cash paid for taxes	$3,815	$7,203	$3,932
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,905	$156,025	$3,421

Supplemental disclosure of noncash investing and financing activities
Purchase of property, plant and equipment, accrued but not paid	$11,447	$6,871	$1,741
Purchase of property and equipment through lease incentive	$—	$57,329	$5,791
Purchase of property and equipment through use of escrow deposits	$—	$20,674	$—
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
Nature of Products and Services
Revenue consists primarily of two categories: (1) cloud communications and (2) messaging surcharges, which are described and quantified below.

	Year ended December 31,
	2024	2023	2022

	(In thousands)
Cloud communications	$539,753	$478,892	$474,576
Messaging surcharges	208,734	122,225	98,576
Total revenue	$748,487	$601,117	$573,152
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
The majority of the Company’s cloud communications revenue is generated from reoccurring fees earned from customers accessing and using the Company’s communications platform. Access to the Company’s communications platform is considered a series of distinct services with continuous transfer of control to the customer, comprising one performance obligation. Reoccurring fees are recognized in revenue in the period the traffic traverses the Company’s network. For the years ended December 31, 2024, 2023 and 2022, revenue from reoccurring cloud communications fees represented $401.4 million, $346.9 million, and $354.0 million of total revenue, respectively.

Notes to Consolidated Financial Statements (continued)
Revenue from recurring fees is recognized on a ratable basis as the service is provided, which is typically one month. For the years ended December 31, 2024, 2023 and 2022, revenue from recurring cloud communications fees represented $138.4 million, $132.0 million and $120.6 million of total revenue, respectively.
Messaging surcharges
Messaging surcharge revenue consists of pass-through messaging surcharges imposed by the major mobile carriers in North America and is recognized in revenue during the period in which the messaging traffic traverses the Company’s network.
Contract Assets and Liabilities
The following table provides information about receivables and contract liabilities from contracts with customers:

	As of December 31,
	2024	2023

	(In thousands)
Receivables (1)	$86,455	$78,155
Contract liabilities (2)	14,986	16,465
________________________
(1) Included in accounts receivable, net of allowance for doubtful accounts on the consolidated balance sheets.
(2) Included in current portion of deferred revenue and deferred revenue, net of current portion on the consolidated balance sheets.
Deferred revenue is recorded when cash payments are received in advance of future usage on contracts. Revenue is typically recognized in the following month when service is rendered or, in the case of nonrefundable upfront fees, over the estimated period of benefit from the date the fee is incurred by the customer. Customer refundable payments are recorded as advanced billings. During the year ended December 31, 2024, the Company recognized revenue of $6.6 million related to contract liabilities recorded at the beginning of the year. The Company expects to recognize $7.0 million in revenue over the next 12 months related to its contract liabilities as of December 31, 2024.
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
Marketable Securities
The Company’s marketable securities consist of time deposits and commercial paper. The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. The Company may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies investments with maturities greater than 90 days as marketable securities in the accompanying consolidated balance sheets. Available-for-sale securities are recorded at their estimated fair value at the end of each reporting period. Unrealized gains and losses are excluded from earnings and recorded as a separate component within accumulated other comprehensive loss on the consolidated balance sheets until realized. Interest income is reported within other income, net on the consolidated statements of operations. The Company evaluates its investments to assess whether the amortized cost basis is in excess of estimated fair value and determines what amount of that difference, if any, is caused by expected credit losses. Allowance for credit losses are recognized as a charge in other income, net on the consolidated statements of operations, and any remaining unrealized losses are included in accumulated other comprehensive loss on the consolidated balance sheets. Due to the nature and investment grade of the Company’s marketable securities, there were no credit losses recorded for the year ended December 31, 2024. There have been no impairment charges for any unrealized losses during the period. The Company determines realized gains and losses on the sale of

Notes to Consolidated Financial Statements (continued)
marketable securities using the specific identification method and records such gains and losses in other income, net on the consolidated statements of operations.
Accounts Receivable and Current Expected Credit Losses
Accounts receivable are stated at realizable value, net of allowances, which includes an allowance for doubtful accounts and a reserve for expected credit losses. The allowance for doubtful accounts is based on management’s assessment of the collectability of its customer accounts. The Company regularly reviews the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, current economic trends, and reasonable and supportable forecasts about the future. Relevant risk characteristics include customer size and historical loss patterns. Management has evaluated the expected credit losses related to trade accounts receivable and determined that allowances of approximately $2.2 million and $1.1 million for uncollectible accounts and customer balances that are disputed were required as of December 31, 2024 and 2023, respectively. Refer to Note 4, “Financial Statement Components” to these consolidated financial statements, for a rollforward of the components of the allowances for the years ended December 31, 2024, 2023 and 2022.
The Company includes unbilled receivables in its accounts receivable balance. Generally, these receivables represent earned revenue from services provided to customers, which will be billed in the next billing cycle. All amounts are considered collectible and billable. As of December 31, 2024 and 2023, unbilled receivables were $46.8 million and $43.6 million, respectively.
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
With regard to customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As of December 31, 2024 and 2023, no individual customer represented more than 10% of the Company’s accounts receivable, net of allowance for doubtful accounts.
For the years ended December 31, 2024, 2023 and 2022, no individual customer represented more than 10% of the Company’s revenue.

Notes to Consolidated Financial Statements (continued)
Leases
The Company determines if an arrangement is or contains a lease at inception and reassesses that conclusion if the contract is modified. All leases are assessed for classification as an operating lease or a finance lease. For facility leases, the Company does not account for lease and non-lease components as a single lease component. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company does not include options to extend or terminate the lease unless it is reasonably certain that it will exercise any such options. Variable lease payments, such as common areas maintenance costs, are not included in the measurement of ROU assets and lease liabilities, and instead are expensed as incurred. The Company generally uses its incremental borrowing rate (“IBR”) based on the information available at commencement to determine the present value of lease payments, except when an implicit interest rate is readily determinable. Operating lease expense attributable to lease payments is recognized on a straight-line basis over the lease term and is part of allocated facilities costs based on employee headcount within the cost of revenue, research and development, sales and marketing, and general and administrative expense categories on the Company’s consolidated statements of operations. The Company presents the operating leases in long-term assets and current and long-term liabilities in the accompanying consolidated balance sheets.
Finance leases result in the recognition of depreciation expense, which is recognized on a straight-line basis over the expected life of the leased asset, and interest expense, which is recognized following an effective interest rate method. Depreciation expense attributable to finance leases is included in operating expenses on the Company’s consolidated statements of operations. Finance leases are reported in property, plant and equipment, net, accrued expenses and other current liabilities, and other liabilities on the Company’s consolidated balance sheets. The Company did not have significant finance leases as of December 31, 2024 and 2023.
The Company does not recognize ROU assets or lease liabilities for leases with a term of twelve months or less. Lease cost for short-term leases is recognized on a straight-line basis over the lease term.
Property, Plant and Equipment, net
Property, plant and equipment, net is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of those assets. Refer to Note 6, “Property, Plant and Equipment” to these consolidated financial statements, for the useful lives of the Company’s property, plant and equipment as of December 31, 2024 and 2023.
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

Notes to Consolidated Financial Statements (continued)
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
Amortization of Intangibles
Intangible assets with determinable economic lives are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful life of each asset on a straight-line basis. The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors the Company considers when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company’s long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset and other economic factors, including competition and specific market conditions. Intangible assets without determinable economic lives are carried at historical cost and reviewed for impairment at least annually. The useful lives of the Company’s intangible assets as of December 31, 2024 and 2023 are as follows:

Customer relationships	15 - 20 years
Developed technology	10 years
Other, definite lived	2 - 7 years
Licenses, indefinite lived	Indefinite
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
As of December 31, 2024, the Company completed a qualitative assessment under ASC 350 to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of its reporting unit was less than its respective carrying value. The Company concluded that based on the relevant events

Notes to Consolidated Financial Statements (continued)
and circumstances, it was more likely than not that the reporting unit’s fair value exceeded its related carrying value and therefore no quantitative assessment was required.
No goodwill impairment charges were recorded for the years ended December 31, 2024, 2023 and 2022.
Impairment of Long-Lived Assets
The Company evaluates long-lived assets, including property, plant and equipment, operating right-of-use assets and definite lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If such evaluation indicates that the carrying amount of the asset or the asset group is not recoverable, any impairment loss would be equal to the amount the carrying value exceeds the fair value.
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
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs totaled $1.2 million, $1.2 million and $1.5 million for the years ended December 31, 2024, 2023 and 2022, respectively, which are included in sales and marketing expenses in the accompanying consolidated statements of operations.
Commissions
Commissions consist of variable compensation earned by sales personnel and third-party resellers. Sales commissions associated with the acquisition of a new customer contract are paid over time, based on monthly revenues, and are recognized as sales and marketing expense in the period incurred.
Stock-Based Compensation
The Company accounts for stock-based compensation expense related to all stock-based awards based on the fair value of the award on the grant date. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, which is generally three or four years for stock options and restricted stock units granted to employees, and one year for restricted stock units granted to non-employee members of the Board of Directors. The fair value of the restricted stock units is determined using the fair value of the Company’s Class A common stock on the date of grant. The Company used the Black-Scholes option pricing model, net of estimated forfeitures, to measure the fair value of its stock options.
The Company has elected to estimate expected forfeitures, and, as such, the Company must also determine a forfeiture rate to calculate the stock-based compensation expense for awards. Through December 31, 2024, the Company recognized compensation expense for only the portion of restricted stock units expected to vest using an estimated forfeiture rate that was derived from historical employee termination behavior. As of December 31, 2024, all outstanding stock options are fully vested.

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
The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon technical merits, it is more likely than not that the position will be sustained upon examination. The tax benefit recognized is measured as the largest amount of benefit determined on a cumulative probability basis that the Company believes is more likely than not to be realized upon ultimate settlement of the position. The Company recognizes potential accrued interest and penalties associated with unrecognized tax positions in income tax benefit in the accompanying consolidated statements of operations.
Basic and Diluted (Loss) Income per Common Share
Basic net (loss) income per share attributable to common stockholders is calculated by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding for the period.
Diluted net (loss) income per share is calculated by giving effect to all potentially dilutive shares of common stock, including stock options, and stock related to unvested restricted stock awards and convertible debt. In periods of net loss, all potentially issuable shares of common stock are excluded from the diluted net loss per share computation because they are anti-dilutive. The Company is in a net loss position for the years ended December 31, 2024 and 2023, and therefore diluted shares equals basic shares.
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
Foreign currency transaction gains and losses are realized upon cash settlement of transactions denominated in currencies others than the functional currency. They result from exchange rate changes during the period of time between the consummation and cash settlement of such transactions. When realized, foreign currency transaction gains and losses are recognized in current period earnings as incurred, and included in other income, net in the Company’s consolidated statements of operations.
Foreign exchange gains and losses, which result from the process of remeasuring foreign currency assets and liabilities into the appropriate functional currency at exchange rates in place as of the reporting date, are included in other income, net in the Company’s consolidated statements of operations.

Notes to Consolidated Financial Statements (continued)
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
Comprehensive Loss
The Company has elected to present comprehensive loss and its components as a separate financial statement. Comprehensive loss refers to net (loss) income and other revenue, expenses, gains and losses that, under generally accepted accounting principles, are recorded as an element of stockholders’ equity but are excluded from the calculation of net income.
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

Notes to Consolidated Financial Statements (continued)
Recently Adopted Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities, including public entities with a single reporting segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker (“CODM”) to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses as well as incremental qualitative disclosures. The Company adopted ASU 2023-07 effective December 31, 2024, on a retrospective basis. The adoption of ASU 2023-07 did not change the way that the Company identifies its reportable segments and, as a result, did not have a material impact on the Company's segment-related disclosures. See Note 13, “Segment Reporting,” to the consolidated financial statements, for additional details on the Company’s reportable segment.
Recent Accounting Pronouncements Not Yet Adopted
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public entities to disclose disaggregated information about certain costs and expenses on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with the option to apply the guidance prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on its financial statements.
In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”), which provides additional guidance to stakeholders about how to determine whether a settlement of convertible debt (particularly, cash convertible instruments) at terms that differ from the original conversion terms should be accounted for under the induced conversion or extinguishment guidance. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06. The Company, which has adopted ASU 2020-06, is currently evaluating the impact of adopting ASU 2024-03 on its financial statements and expects to adopt the guidance upon its effective date.

Notes to Consolidated Financial Statements (continued)
3. Fair Value Measurements
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value as of December 31, 2024 and 2023 because of the relatively short duration of these instruments.
The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following tables summarize the Company’s financial assets measured at fair value as of December 31, 2024 and 2023:

	Amortized cost or carrying value	Unrealized gains	Unrealized losses	Fair value measurements on a recurring basis December 31, 2024
				Level 1	Level 2	Level 3	Total

	(In thousands)
Financial assets:
Cash and cash equivalents:
Money market account	$57,759	$—	$—	$57,759	$—	$—	$57,759
Commercial paper	18,489	—	—	18,489	—	—	18,489
Total included in cash and cash equivalents	76,248	—	—	76,248	—	—	76,248
Marketable securities:
Commercial paper	1,970	5	—	1,975	—	—	1,975
Total marketable securities	1,970	5	—	1,975	—	—	1,975
Total financial assets	$78,218	$5	$—	$78,223	$—	$—	$78,223

	Amortized cost or carrying value	Unrealized gains	Unrealized losses	Fair value measurements on a recurring basis December 31, 2023
				Level 1	Level 2	Level 3	Total

	(In thousands)
Financial assets:
Cash and cash equivalents:
Money market account	$120,724	$—	$—	$120,724	$—	$—	$120,724
Total included in cash and cash equivalents	120,724	—	—	120,724	—	—	120,724
Marketable securities:
Time deposits	20,000	—	—	20,000	—	—	20,000
Commercial paper	1,422	66	—	1,488	—	—	1,488
Total marketable securities	21,422	66	—	21,488	—	—	21,488
Total financial assets	$142,146	$66	$—	$142,212	$—	$—	$142,212

Notes to Consolidated Financial Statements (continued)
The Company classifies its marketable securities as current assets as they are available for current operating needs. The following table summarizes the contractual maturities of marketable securities as of December 31, 2024:

	Amortized cost	Aggregate fair value

	(In thousands)
Financial assets:
Less than one year	$1,970	$1,975
Total	$1,970	$1,975
As of December 31, 2024, marketable securities were in an unrealized gain position. The Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. As of December 31, 2024, the Company anticipates that it will recover the entire amortized cost basis of its marketable securities before maturity.
During the years ended December 31, 2024, 2023 and 2022, there were $53.5 million, $91.8 million, and $74.3 million, respectively, in maturities of marketable securities.
There were no proceeds from sales of marketable securities for the year ended December 31, 2024. Proceeds from sales of marketable securities were $38.3 million and $34.4 million for the years ended December 31, 2023 and 2022, respectively.
Interest earned on marketable securities was $1.0 million, $2.0 million, and $1.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. The interest is recorded in other income, net, on the accompanying consolidated statements of operations. As of December 31, 2024 and 2023, the accrued interest receivable, net of allowance for credit losses, was less than $0.1 million. Accrued interest receivable is recorded in prepaid expenses and other current assets on the accompanying consolidated balance sheets.
As of December 31, 2024, the fair value of the 2026 Convertible Notes and 2028 Convertible Notes, as further described in Note 8, “Debt,” to these consolidated financial statements, was approximately $31.8 million and $199.0 million, respectively. As of December 31, 2023, the fair value of the 2026 Convertible Notes and the 2028 Convertible Notes was approximately $145.5 million and $157.6 million, respectively. The fair value was determined based on the closing price for the Convertible Notes on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
As of the years ended December 31, 2024 and 2023, the fair value of the Pension Plan’s assets, as further described in Note 14, “Employee Benefit Plans,” to these consolidated financial statements, was approximately $3.7 million and $3.6 million, respectively. The fair value was determined by an independent actuary and is considered as Level 2 in the fair value hierarchy.
The Company monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2024 and 2023.
The money market account is included in cash and cash equivalents in the consolidated balance sheets as of December 31, 2024 and 2023.

Notes to Consolidated Financial Statements (continued)
4. Financial Statement Components
Accounts receivable, net of allowances consist of the following:

	As of December 31,
	2024	2023

	(In thousands)
Trade accounts receivable	$41,727	$35,612
Unbilled accounts receivable	46,795	43,631
Allowance for doubtful accounts and reserve for expected credit losses	(2,172)	(1,128)
Other accounts receivable	105	40
Total accounts receivable, net	$86,455	$78,155
Components of allowance for doubtful accounts and reserve for expected credit losses are as follows:

	Year ended December 31,
	2024	2023	2022

	(In thousands)
Balance, beginning of period	$(1,128)	$(1,191)	$(1,661)
Charged to bad debt expense, net of reversals	(2,984)	(733)	(543)
Deductions (1)	1,896	807	983
Impact of foreign currency translation	44	(11)	30
Balance, end of period	$(2,172)	$(1,128)	$(1,191)
________________________
(1) Write-off of uncollectible accounts after all collection efforts have been exhausted.
Accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2024	2023

	(In thousands)
Accrued expense	$63,665	$40,731
Accrued compensation and benefits	25,992	19,142
Accrued sales, use, VAT and telecommunications related taxes	7,898	8,467
Other accrued expenses	566	674
Total accrued expenses and other current liabilities	$98,121	$69,014

Notes to Consolidated Financial Statements (continued)
5. Leases
The Company has entered into various operating lease agreements for office space and finance lease agreements for automobiles.
The Company primarily leases facilities for office space under non-cancelable operating leases for its U.S. and international locations. As of December 31, 2024, non-cancelable leases expire on various dates between 2025 and 2043, some of which include options to extend the leases for up to 20 years.
For the years ended December 31, 2024, 2023 and 2022, operating lease cost recorded in the consolidated statements of operations was $23.1 million, $15.7 million and $7.8 million, respectively.
During the years ended December 31, 2024, 2023 and 2022, short-term operating lease expense was $0.7 million, $0.6 million, and $0.6 million, respectively.
Operating lease assets are recorded net of accumulated amortization of $7.3 million and $20.3 million as of December 31, 2024 and 2023, respectively.
Other supplemental information related to operating leases were as follows:

	Year ended December 31,
	2024	2023	2022
Weighted average remaining lease term (in years)	18.29	19.30	2.12

Weighted average discount rate	8.76%	8.76%	4.58%

Maturities of operating lease liabilities were as follows:

As of December 31,
2024

(In thousands)
2025	$20,968
2026	22,503
2027	22,909
2028	23,258
2029	23,673
Thereafter	357,016
Total lease payments	470,327
Less: imputed interest	(246,150)
Less: accrued lease incentive	(1,875)
Total lease obligations	222,302
Less: current obligations	(3,111)
Long-term lease obligations	$219,191
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

Notes to Consolidated Financial Statements (continued)
The Company evaluated the stated yield explicitly set forth in the lease, and determined it was not calculated in a manner as required by ASC 842. Therefore, the Company determined it appropriate to use its IBR as the discount rate for the lease. The IBR was estimated by determining the risk-free rate for a similar length security and applying a risk premium based on the Company’s estimated credit rating. Because the Company’s estimated credit rating was based on presumed unsecured credit, the rating was increased one level to estimate the yield on secured debt, consistent with ASC 842’s requirements. The estimated rate was 8.78%.
Upon commencement of the lease, the Company recognized ROU assets of $156.0 million and operating lease liabilities of $223.1 million, both of which do not include the two ten-year renewal options. The operating lease liabilities include $67.8 million of incentives provided by the landlord throughout development of the new corporate headquarters. Assets obtained through lease incentives are reported in property, plant and equipment, net, on the consolidated balance sheets. The Company also recorded $2.5 million in security deposits and $1.0 million in escrow deposits to fund additional improvements. As of December 31, 2024, there is no balance remaining on the escrow deposits to fund additional improvements. Deposits are reported as a component of other long-term assets on the Company’s consolidated balance sheets.

6. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	As of December 31,		Useful Life
	2024	2023

	(In thousands)		(In years)
Furniture and fixtures	$15,925	$16,036	5
Computer and office equipment	13,967	13,669	2 to 5
Telecommunications equipment	82,608	82,991	5 to 7
Leasehold improvements	76,054	75,437	5 to 15
Software	24,916	12,552	1 to 5
Internal-use software development	35,499	25,909	4
Automobile	447	507	3
Land	27,636	27,771	Indefinite
Land Improvements	1,065	930	20
Total cost	278,117	255,802
Less—accumulated depreciation	(101,294)	(77,938)
Total property, plant and equipment, net	$176,823	$177,864
The Company capitalizes the costs to design software for internal use related to the development of its platform during the application development stage of the projects. The costs are primarily comprised of salaries and benefits of the projects’ engineers and product development teams. Internally developed software is reported at cost less accumulated amortization. Amortization begins once the project is substantially complete and ready for its intended use. Costs incurred prior to the application development stage, maintenance activities or minor upgrades are expensed in the period incurred. Unamortized software development costs were approximately $22.4 million and $15.3 million as of December 31, 2024 and 2023, respectively.
The Company capitalized $11.7 million, $10.6 million, and $3.8 million of software development costs for the years ended December 31, 2024, 2023 and 2022, respectively.

Notes to Consolidated Financial Statements (continued)
Amortization expense related to capitalized software development costs was $4.2 million, $3.2 million, and $2.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, unamortized implementation costs related to cloud computing arrangements were less than $0.1 million, which is included in prepaid expenses and other current assets.
The Company leases automobiles under leases accounted for as finance leases, which expire on various dates between 2025 and 2026. As of December 31, 2024, cost and accumulated depreciation of the assets under finance leases recorded by the Company were $0.4 million and $0.4 million, respectively. As of December 31, 2023, cost and accumulated depreciation of the assets under finance leases recorded by the Company were $0.5 million and $0.3 million, respectively.
The Company recognized an impairment of $0.3 million during the year ended December 31, 2024, and $0.5 million in each of the years ended December 31, 2023 and 2022, related to capitalized software development costs that provided no future benefit. This expense is reflected within other income, net in the accompanying consolidated statements of operations.
The Company recognized depreciation expense, which includes amortization of capitalized software development costs, as follows:

	Year ended December 31,
	2024	2023	2022

	(In thousands)
Cost of revenue	$18,532	$16,273	$13,602
Research and development	6,476	3,977	2,311
Sales and marketing	4,455	2,628	1,331
General and administrative	2,276	1,565	1,175
Total depreciation expense	$31,739	$24,443	$18,419

Notes to Consolidated Financial Statements (continued)
7. Goodwill and Intangible Assets
Goodwill
The changes in carrying amount of goodwill were as follows:

Total

(In thousands)
Balance as of December 31, 2022	$326,405
Foreign currency translation adjustments	9,467
Balance as of December 31, 2023	335,872
Foreign currency translation adjustments	(18,629)
Balance as of December 31, 2024	$317,243
Intangible Assets
Intangible assets, net consisted of the following:

	As of December 31,
	2024			2023

	Gross Amount	Accumulated Amortization	Net Carrying Value	Gross Amount	Accumulated Amortization	Net Carrying Value

	(In thousands)
Customer relationships	$145,625	$(44,754)	$100,871	$147,426	$(35,599)	$111,827
Developed technology	75,189	(31,329)	43,860	79,702	(25,239)	54,463
Other, definite lived	2,828	(2,828)	—	2,828	(2,828)	—
Licenses, indefinite lived	624	—	624	624	—	624
Total intangible assets, net	$224,266	$(78,911)	$145,355	$230,580	$(63,666)	$166,914
The Company recognized amortization expense as follows:

	Year ended December 31,
	2024	2023	2022

	(In thousands)
Cost of revenue	$7,811	$7,810	$7,657
Sales and marketing	9,692	9,464	9,523
Total amortization expense	$17,503	$17,274	$17,180
The remaining weighted average amortization period for definite lived intangible assets is 9.0 years.

Notes to Consolidated Financial Statements (continued)
Future estimated amortization expense for definite lived intangible assets is as follows:

As of December 31,
2024

(In thousands)
2025	$17,054
2026	17,054
2027	17,054
2028	17,054
2029	17,054
Thereafter	59,461
$144,731

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
On May 1, 2024, the Company entered into an amendment (the “Amendment”) to the Credit Agreement. The Amendment increased the aggregate revolving credit commitments to $100.0 million; increased the swingline sublimit to $10.0 million; increased the minimum liquidity to $82.5 million; and extended the maturity date to the earlier of (a) May 1, 2029 or (b) the date that is 91 days prior to the scheduled maturity date or mandatory conversion date of any of the Company’s outstanding convertible notes.

Notes to Consolidated Financial Statements (continued)
On October 28, 2024, the Company entered into a second amendment (the “Second Amendment”) to the Credit Agreement, which increased the aggregate revolving credit commitments to $150.0 million and modified the maturity date to the earlier of (a) May 1, 2029 or (b) the date that is 91 days prior to the scheduled maturity date or mandatory conversion date of any of the Company’s outstanding convertible senior notes due 2028. The Second Amendment also modified the applicable margin for loans based on SOFR to between 2.00% and 2.50%, and modified the applicable margin for loans based on the base rate to between 1.00% and 1.50%, in each case depending upon the Company’s consolidated total leverage ratio for the most recent fiscal quarter for which financial statements have been delivered under the Credit Agreement. The Company is now required to pay a quarterly commitment fee equal to between 0.20% and 0.25%, depending upon the Company’s consolidated total leverage ratio for the most recent fiscal quarter for which financial statements have been delivered under the Credit Agreement. The Second Amendment replaced existing financial covenants with the following new financial covenants: (a) (1) for each fiscal quarter ending on or prior to June 30, 2025, a consolidated senior secured leverage ratio not to exceed 2.75 to 1.00, and (2) for each fiscal quarter thereafter, a consolidated senior secured leverage ratio not to exceed 2.50 to 1.00; and (b) a consolidated fixed charge coverage ratio not less than 2.00 to 1.00, in each case tested as of the end of any fiscal quarter. The amendments modified exceptions to certain customary negative covenants to require a pro forma consolidated senior secured leverage ratio at least 0.50 to 1.00 inside the maximum then-applicable consolidated senior secured leverage ratio, and modified the exception to the restriction on additional convertible indebtedness to require a pro forma consolidated total leverage ratio over the most recent four fiscal quarters not to exceed 4.50 to 1.00.
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
As of December 31, 2024, unamortized debt issuance costs were $1.0 million, of which $0.2 million were included in prepaid expenses and other current assets and $0.8 million were included in other long-term assets. As of December 31, 2023, unamortized debt issuance costs were $0.6 million, of which $0.1 million were included in prepaid expenses and other current assets and $0.5 million were included in other long-term assets.
As of December 31, 2024, the Company had no outstanding borrowings under the Credit Facility and was in compliance with all financial and non-financial covenants for all periods presented. As of December 31, 2024, the available borrowing capacity under the Credit Facility was $150.0 million.
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
During May 2024, the Company entered into separate, privately negotiated repurchase agreements with a limited number of holders of the 2026 Convertible Notes (the “2024 Repurchases”) to repurchase approximately $140.0 million aggregate principal amount of the 2026 Convertible Notes for an aggregate cash price of approximately $128.5 million. The 2024 Repurchases closed on May 9, 2024. Following the 2024 Repurchases and previous repurchases, approximately $35.0 million principal amount of the 2026 Convertible Notes remain outstanding. The difference between the consideration used for the 2024 Repurchases and the carrying value of the 2026 Convertible Notes resulted in a gain of $10.3 million recorded within net gain on extinguishment of debt on the Company’s condensed consolidated statements of operations for the year ended December 31, 2024. The Company had previously entered into capped call transactions with certain financial institutions in connection with the 2026 Convertible Notes. All of these transactions are expected to remain in effect notwithstanding the repurchases.
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
During the years ended December 31, 2024 and 2023, the conditions allowing the holders of the 2026 Convertible Notes and the 2028 Convertible Notes to convert were not met. The Convertible Notes may be convertible thereafter if one or more of the conversion conditions specified in each respective Notes Indenture are satisfied during future measurement periods. The Company continues to classify the Convertible Notes as a long-term liability in its consolidated balance sheets as of December 31, 2024, based on contractual settlement provisions.
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
The net carrying amount of the liability components of the Convertible Notes were as follows:

	As of December 31,
	2024	2023

2026 Convertible Notes:	(In thousands)
Principal	$35,000	$175,000
Unamortized debt issuance costs	(205)	(1,891)
2026 Convertible Notes net carrying amount	34,795	173,109

2028 Convertible Notes:
Principal	250,000	250,000
Unamortized debt issuance costs	(3,511)	(4,583)
2028 Convertible Notes net carrying amount	246,489	245,417
Total net carrying amount	$281,284	$418,526

Notes to Consolidated Financial Statements (continued)
The following table sets forth the interest expense recognized related to the Convertible Notes:

	Year ended December 31,
	2024	2023	2022

2026 Convertible Notes:	(In thousands)
Contractual interest expense	$241	$465	$997
Amortization of debt issuance costs	421	940	1,915
Total interest expense related to the 2026 Convertible Notes	662	1,405	2,912

2028 Convertible Notes:
Contractual interest expense	1,250	1,250	1,250
Amortization of debt issuance costs	1,071	1,064	1,062
Total interest expense related to the 2028 Convertible Notes	2,321	2,314	2,312
Total interest expense	$2,983	$3,719	$5,224
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
The following table sets forth key terms and costs incurred for the Capped Calls related to the Convertible Notes as of December 31, 2024:

	2026 Convertible Notes	2028 Convertible Notes

	(In thousands, except share and per share amounts)
Initial approximate strike price per share, subject to certain adjustments	$91.03	$179.27
Initial cap price per share, subject to certain adjustments	$137.40	$260.76
Net costs incurred	$43,320	$25,500
Class A common stock covered, subject to anti-dilution adjustments	384,500	1,394,525
All of the Capped Calls were outstanding as of December 31, 2024.

Notes to Consolidated Financial Statements (continued)
9. Geographic Information
The following table summarizes revenue by geographic region, which is apportioned based on the destination of the service:

	Year ended December 31,
	2024	2023	2022

	(In thousands)
United States	$658,735	$514,048	$484,105
International	89,752	87,069	89,047
Total	$748,487	$601,117	$573,152

For the years ended December 31, 2024, 2023 and 2022, no country outside of the United States represented 10% or more of total revenues.
The following table summarizes long-lived assets by geographic region:

	As of December 31,
	2024	2023

	(In thousands)
United States	$326,634	$329,002
International	3,790	6,369
Total	$330,424	$335,371

10. Stockholders’ Equity
Preferred Stock
As of December 31, 2024 and 2023, the Company had authorized 10,000,000 shares of undesignated preferred stock, par value $0.001, of which no shares were issued and outstanding.
Common Stock
As of December 31, 2024 and 2023, the Company had authorized 100,000,000 shares of Class A common stock, par value $0.001 per share and 20,000,000 shares of Class B common stock, par value $0.001 per share.
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
Dividends
Any dividends or distributions paid or payable to the holders of shares of Class A common stock and Class B common stock shall be paid pro-rata, on an equal priority. During the years ended December 31, 2024, 2023 and 2022, no dividends were declared. Dividend payments are not subject to restriction.

Notes to Consolidated Financial Statements (continued)
Reserved Shares
The Company had reserved shares of Class A common stock for issuance under stock-based award agreements as follows:

	As of December 31,
	2024	2023
Stock options issued and outstanding	79,238	97,480
Nonvested restricted stock units issued and outstanding	4,364,486	5,066,159
Stock-based awards available for grant under the 2017 Plan	1,878,290	2,330,616
Total	6,322,014	7,494,255

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
The Company’s Second Amended and Restated 2017 Incentive Award Plan (as amended from time to time, the “2017 Plan”) became effective on November 9, 2017. The 2017 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, dividend equivalents, restricted stock units, and other stock or cash-based awards to employees, consultants and directors of the Company. A total of 1,050,000 shares of the Company’s Class A common stock were originally reserved for issuance under the 2017 Plan. These available shares automatically increase each January 1, beginning on January 1, 2018, by 5% of the number of shares of the Company’s Class A common stock outstanding on the final day of the immediately preceding calendar year. On January 1, 2024, the shares available for grant under the 2017 Plan were automatically increased by 1,210,307 shares. On May 18, 2023, stockholders approved an amendment to the 2017 Plan that increased the number of shares available for grant by 2,500,000 shares.
The terms of the stock option grants are determined by the Company’s Board of Directors. The Company’s stock options vest based on terms of the stock option agreements. The stock options have a contractual life of ten years.
Restricted stock units (“RSUs”) granted to employees, non-employee members of the Board of Directors and other Service Providers (as defined in the 2017 Plan) under the 2017 Plan are subject to an immediate or time-based vesting condition as specified by the underlying compensation plans. Vesting schedules may differ between different categories of award recipients. Stock compensation expense is based on the grant date fair value of the RSUs and is recognized on a ratable basis over the applicable service period. Depending on the nature of the underlying compensation plan, certain share-based payment arrangements may be classified as liability-based awards resulting in classification as accrued expenses on the consolidated balance sheets with the corresponding offset to stock-based compensation expense.
As of December 31, 2024, awards granted under the 2010 Plan consisted of stock options and awards granted under the 2017 Plan consisted of stock options and RSUs.

Notes to Consolidated Financial Statements (continued)
Stock Options
The following summarizes the stock option activity for the year ended December 31, 2024:

	Number of options outstanding	Weighted- average exercise price (Per share)	Weighted- average remaining contract life (In years)	Aggregate intrinsic value (In thousands)
Outstanding as of December 31, 2023	97,480	$12.75	2.97	$332
Granted	—	—
Exercised	(17,305)	9.64
Forfeited or expired	(937)	22.81
Outstanding as of December 31, 2024	79,238	$13.31	2.12	$377

Options vested and exercisable at December 31, 2024	79,238	$13.31	2.12	$377
Options vested and expected to vest as of December 31, 2024	79,238	$13.31	2.12	$377
The total intrinsic value of stock options exercised for the years ended December 31, 2024, 2023 and 2022 was $0.2 million, $0.4 million and $0.6 million, respectively. Aggregate intrinsic value is computed based on the difference between the option exercise price and the fair value of the Company’s common stock at the time of such option exercises.
No options were granted for the year ended December 31, 2024.
As of December 31, 2021, all outstanding stock options were fully vested. As of December 31, 2024, the Company had no unrecognized compensation cost related to non-vested stock options.
Restricted Stock Units
The following summarizes the RSU activity for the year ended December 31, 2024:

	Number of awards outstanding	Weighted-average grant date fair value (Per share)
Nonvested RSUs as of December 31, 2023	5,066,159	$18.41
Granted	2,314,678	21.23
Vested	(2,483,600)	19.99
Forfeited	(532,751)	16.38
Nonvested RSUs as of December 31, 2024	4,364,486	$19.25

	Year ended December 31,
	2024	2023	2022

Weighted average grant date fair value of RSUs granted (per share)	$21.23	$11.35	$30.43
Total fair value of RSUs vested (in thousands)	49,636	25,186	15,038
As of December 31, 2024, total unrecognized compensation cost related to non-vested RSUs was $72.6 million, which will be amortized over a weighted-average period of 2.14 years.

Notes to Consolidated Financial Statements (continued)
Stock-Based Compensation Expense
The Company recognized total stock-based compensation expense as follows:

	Year ended December 31,
	2024	2023	2022

	(In thousands)
Cost of revenue	$1,638	$1,136	$404
Research and development	20,433	15,661	7,523
Sales and marketing	8,105	6,273	2,808
General and administrative	18,186	13,922	9,920
Total	$48,362	$36,992	$20,655

12. Commitments and Contingencies
Operating Leases
The Company leases office space under non-cancelable operating lease agreements that expire on various dates through July 2043. As of December 31, 2024, the Company has $471.1 million in future minimum rent payments for its current office space. See Note 5, “Leases,” to the consolidated financial statements, for additional details on the Company’s operating lease commitments.
Contractual Obligations
As of December 31, 2024, the Company has $14.6 million in non-cancellable purchase obligations, consisting of primarily network equipment maintenance and software license contracts, of which $6.6 million will be fulfilled within one year.
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

13. Segment Reporting
The Company manages its business activities on a consolidated basis and operates in one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the CODM in deciding how to make operating decisions, allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer. The CODM utilizes the Company’s budgeted and forecasted expense information, as a key input to resource allocation. The CODM makes decisions on resource allocation, assesses performance of the business and monitors budget versus actual results using net (loss) income, as reported in the accompanying consolidated statements of operations.
Significant expenses within net (loss) income include cost of revenue, research and development, sales and marketing, and general and administrative expenses, which are each separately presented on the Company’s consolidated statements of operations. Other segment items within net (loss) income include net gain on

Notes to Consolidated Financial Statements (continued)
extinguishment of debt, gain on business interruption insurance recoveries, interest expense, net, other income, net, and income tax benefit.

14. Employee Benefit Plans
The Company sponsors a U.S. defined contribution 401(k), which allows eligible U.S.-based employees to defer a portion of their compensation. The Company, at its discretion, may make matching contributions. With the acquisition of Voxbone S.A. on November 1, 2020, the Company assumed sponsorship for Voxbone S.A.’s U.S. defined contribution 401(k). In connection with that acquisition, the Company also assumed sponsorship for a non-U.S. defined contribution plan for which it pays fixed contributions into a separate entity. The Company has no legal or constructive obligations to pay further contributions if the fund does not hold sufficient assets to pay all employees the benefits relating to employee service in the current or prior periods. The contributions are recognized as employee benefit expense when they are due. The Company made matching contributions for the defined contribution plans of $4.4 million, $4.8 million, and $4.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
The following table summarizes information for the pension plans:

	As of December 31,
	2024	2023

	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$3,927	$3,502
Service cost	309	264
Interest cost	123	146
Actuarial (gain) loss	(138)	13
Benefits paid	(8)	(41)
Taxes, insurance premiums and administrative expenses	(52)	(61)
Impact of foreign currency translation	(222)	104
Benefit obligation at end of year	$3,939	$3,927

Change in plan assets:
Fair value of plan assets at beginning of year	$3,607	$3,181
Return on plan assets	64	41
Actuarial loss	(6)	—
Employer contribution	349	393
Benefits paid	(8)	(41)
Taxes, insurance premiums and administrative expenses	(52)	(61)
Impact of foreign currency translation	(205)	94
Fair value of plan assets at end of year	3,749	3,607
Funded status, net liability	$190	$320

Notes to Consolidated Financial Statements (continued)
The Company’s pension liability for the Company’s non-U.S. defined benefit pension plans was $0.2 million and $0.3 million as of December 31, 2024 and 2023, respectively, which is included in other liabilities on the accompanying consolidated balance sheets.
The following table summarizes information for the Company’s pension plans with an accumulated benefit obligation in excess of plan assets:

	As of December 31,
	2024	2023

	(In thousands)
Projected benefit obligation	$3,939	$3,927
Accumulated benefit obligation	3,737	3,623
Fair value of plan assets	3,749	3,607
The Company reports the service cost component of net periodic benefit cost in the same line item as other compensation costs arising from the services rendered by the employee and records the other components of net periodic benefit cost in other income, net.
Pretax amounts for net periodic benefit cost and other amounts for the defined benefit pension plans consisted of the following components:

	Year ended December 31,
	2024	2023	2022

	(In thousands)
Service cost	$309	$264	$268
Interest cost	123	146	35
Return on plan assets	(64)	(41)	(26)
Amortization of actuarial gain	(22)	(27)	—
Net periodic pension cost	346	342	277
Changes in plan assets and benefit obligations included in other comprehensive loss:
Unrecognized net actuarial gain beginning of year	(783)	(705)	(227)
Actuarial gain recognized during year	22	27	—
Actuarial (gain) loss on benefit obligation	(138)	13	(418)
Actuarial loss (gain) on fair value of plan assets	6	—	(72)
Impact of foreign currency translation	44	(118)	12
Total included in other comprehensive loss (before tax effect)	(849)	(783)	(705)
Total recognized in net periodic benefit cost and included in other comprehensive loss	$(503)	$(441)	$(428)
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

Notes to Consolidated Financial Statements (continued)
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
Significant assumptions used in determining benefit obligations and net periodic benefit cost are as follows:

	Year ended December 31,
	2024	2023	2022
Defined benefit obligations:
Discount rate	3.70%	3.25%	3.80%
Rate of salary increase	1.00%	2.70%	4.67%
Inflation	2.00%	1.80%	2.30%

Defined benefit cost:
Discount rate	3.70%	3.25%	3.80%
Rate of salary increase	1.00%	2.70%	4.67%
Rate of return on plan assets	1.70%	1.80%	1.20%
Inflation	2.00%	1.80%	2.30%
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
The major category of plan assets are assets held by insurance companies (collective and individual) of $3.7 million and $3.6 million as of December 31, 2024 and 2023, respectively.
Expected Cash Flows
The Company expects to contribute $0.4 million to its non-U.S. defined benefit pension plans during 2025.

Notes to Consolidated Financial Statements (continued)
15. Income Taxes
The following table presents domestic and foreign components of (loss) income before income taxes for the tax years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
United States	$7,670	$759	$30,594
International	(16,623)	(20,062)	(13,288)
(Loss) income before income taxes	$(8,953)	$(19,303)	$17,306

Benefit for income taxes from operations consists of the following:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Current:
Federal	$(342)	$(653)	$(2,717)
State	(1,581)	(1,309)	(803)
Foreign	(1,053)	(2,219)	(815)
Total	(2,976)	(4,181)	(4,335)
Deferred:
Federal	29	(75)	1,004
State	—	—	(1)
Foreign	5,376	7,216	5,596
Total	5,405	7,141	6,599
Income tax benefit	$2,429	$2,960	$2,264

Notes to Consolidated Financial Statements (continued)
The following table presents a reconciliation of the statutory federal tax rate and the Company’s effective tax rate for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Federal Tax Rate	21.0%	21.0%	21.0%
State Tax Rate - statutory blended rate	4.2	4.3	4.3
Other effective state tax adjustments	(8.5)	(5.2)	3.6
Non-deductible expenses	(4.6)	(4.1)	4.0
Non-deductible executive compensation	(12.4)	—	—
Research tax benefits	49.4	24.4	(31.6)
Stock-based compensation	1.2	(18.0)	6.3
Change in valuation allowance	(22.8)	(11.7)	(16.1)
Deferred tax rate change	0.1	0.6	0.5
Intangibles and deferred adjustments	(7.3)	—	(4.7)
Foreign rate differential	5.4	2.8	1.6
Other	1.4	1.2	(2.0)
Total	27.1%	15.3%	(13.1)%
For the year ended December 31, 2024, the Company recognized an income tax benefit of $2.4 million on pre-tax book loss of $9.0 million, resulting in an effective income tax rate of 27.1%. For the year ended December 31, 2023, the Company recognized an income tax benefit of $3.0 million on pre-tax book loss of $19.3 million, resulting in an effective income tax rate of 15.3%. For the year ended December 31, 2022, the Company recognized an income tax benefit of $2.3 million on pre-tax book income of $17.3 million, resulting in an effective income tax rate of (13.1)%.
In 2024, the Company’s valuation allowance in the U.S. continued to offset many of the permanent tax adjustments within the effective tax rate. These adjustments include state taxes, federal research tax credits under Internal Revenue Code Section 41, equity compensation in the U.S., and other non-deductible expenditures in the U.S. The Company has disclosed the statutory blended state income tax rate in the income tax rate reconciliation table. This statutory blended state income tax rate is the rate applied to the Company’s U.S. taxable earnings to calculate its state income tax liability. The Company has also disclosed other effective state tax adjustments which primarily include the state tax impact of permanent tax adjustments and the reconciling adjustment to remove the statutory blended state income tax rate effect from income or loss generated outside of the U.S. The Company continues to generate income tax benefits in the current period related to income tax credits recognized for qualified research activities in the U.S. The applicable federal tax law and regulations define qualified research activities as research and development activities conducted in the U.S. that involve a process of experimentation designed to discover new information intended to develop a new or improved business component. Absent the valuation allowance, equity compensation also impacts the effective tax rate to the extent the income tax deduction exceeds or is below the related book expense, as required under ASC 718-740-35-2. Other U.S. non-deductible expenses that are offset by the valuation allowance consist primarily of non-deductible executive compensation under Internal Revenue Code 162(m).

Notes to Consolidated Financial Statements (continued)
The following table presents the significant components of the Company’s net deferred tax liability:

	As of December 31,
	2024	2023

	(In thousands)
Deferred tax assets:
Allowance for doubtful accounts	$276	$80
Accrued liabilities	3,256	3,459
Operating lease liabilities	56,788	57,152
Deferred revenue	1,913	1,915
Stock-based compensation	2,826	3,363
Capitalized research and development expenses	44,716	40,306
Tax credits	15,694	12,994
Net operating losses	12,761	17,421
Other deferred tax assets	1,859	3,238
Gross deferred tax assets	140,089	139,928
Less: valuation allowance	(70,008)	(67,950)
Total deferred tax assets	70,081	71,978
Deferred tax liabilities:
Property, plant and equipment	22,436	24,469
Goodwill	1,554	1,416
Intangibles	34,305	39,334
Operating lease assets	39,090	39,780
Total deferred tax liabilities	97,385	104,999
Net deferred tax liability	$(27,304)	$(33,021)
The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company primarily considered its historic performance, the nature of its deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. Based on an analysis of these factors, the Company determined that in 2024, a valuation allowance against U.S. deferred tax assets was required.
As of December 31, 2024, the Company had approximately $14.8 million in U.S. federal net operating loss carryforwards, $20.1 million in U.K. loss carryforwards, and $15.7 million in U.S. federal tax credits. All U.S. federal net operating loss carryforwards were generated after the enactment of the Tax Cuts and Jobs Act (the “Act”) and as such do not expire, but can only be utilized to offset up to 80% of taxable income in any given year. The U.S. federal tax credits begin to expire in 2039.
As of December 31, 2024, the Company had approximately $73.6 million in state net operating loss carryforwards. If not utilized, some state net operating loss carryforwards will expire at various dates beginning in 2030.

Notes to Consolidated Financial Statements (continued)
At December 31, 2024, the amount of unremitted earnings generated by the Company’s foreign subsidiaries is not significant. The Company does not assert indefinite reinvestment on a portion of its unremitted earnings of certain foreign subsidiaries as of December 31, 2024. On the earnings that are not indefinitely reinvested, the Company did not recognize deferred income taxes related to those unremitted foreign earnings, due to the tax favorable manner in which it would be repatriated. For the subsidiaries that the Company asserts permanent reinvestment, if repatriation were to occur, the Company would be required to accrue U.S. taxes, if any, and remit applicable withholding taxes as appropriate. A determination of the amount of the unrecognized deferred tax liability related to these undistributed earnings is not practicable due to the complexity and variety of assumptions necessary based on the manner in which the undistributed earnings would be repatriated.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2024	2023

	(In thousands)
Unrecognized tax benefits—January 1,	$6,170	$4,800
Gross increases—tax positions in prior period	91	142
Gross increases—tax positions in current period	1,177	1,228
Unrecognized tax benefits—December 31,	$7,438	$6,170
If the $7.4 million of unrecognized tax benefit is recognized, it would not impact the effective tax rate due to the valuation allowance on the Company’s net U.S. deferred tax assets.
For the years ended December 31, 2024, 2023 and 2022, the Company recognized $0.1 million, $0.3 million and $0.3 million, respectively, in interest and penalties related to income taxes within income tax benefit in the accompanying consolidated statements of operations.
The Company expects no material changes in the twelve months following December 31, 2024 in its uncertain tax positions.
The Company files U.S. federal income tax returns as well as income tax returns in many U.S. states and foreign jurisdictions. The tax years 2021 through 2023 remain open to examination by the major jurisdictions in which the Company is subject to tax.

Notes to Consolidated Financial Statements (continued)
16. Basic and Diluted (Loss) Income per Common Share
The components of basic and diluted net (loss) income per share are as follows:

	Year ended December 31,
	2024	2023	2022

	(In thousands, except share and per share amounts)
Earnings per share
Net (loss) income attributable to common stockholders	$(6,524)	$(16,343)	$19,570
Net (loss) income per share:
Basic	$(0.24)	$(0.64)	$0.77
Diluted	$(0.24)	$(0.64)	$(0.48)
Numerator used to compute net (loss) income per share:
Basic	$(6,524)	$(16,343)	$19,570
Net gain on extinguishment of debt, net of taxes	—	—	(39,614)
Interest expense on convertible notes, net of taxes	—	—	5,147
Diluted	$(6,524)	$(16,343)	$(14,897)
Weighted average number of common shares outstanding:
Basic	27,209,698	25,612,724	25,282,796
Convertible debt conversion	—	—	5,625,073
Diluted	27,209,698	25,612,724	30,907,869
The following common share equivalents were excluded from the weighted average shares used to calculate diluted net (loss) income per common share because their effects would have been anti-dilutive:

	As of December 31,
	2024	2023	2022
Stock options issued and outstanding	79,238	97,480	159,741
Restricted stock units issued and outstanding	5,195,945	5,911,794	2,607,106
Convertible senior notes	2,321,106	3,442,229	—
Total	7,596,289	9,451,503	2,766,847

17. Subsequent Events
Repurchase of 2026 Convertible Notes
On February 19, 2025, the Company entered into separate, privately negotiated repurchase agreements with a limited number of holders of its 0.250% Convertible Senior Notes due 2026 (the “Repurchases”) to repurchase approximately $27.4 million aggregate principal amount of the Notes for approximately $26.1 million, excluding customary transaction fees.
The repurchase price payable by Bandwidth will be paid in cash.
The Company has previously entered into capped call transactions with certain financial institutions in connection with the Notes. All of these transactions are expected to remain in effect notwithstanding the Repurchases.

Notes to Consolidated Financial Statements (continued)
The Repurchases are expected to close on February 24, 2025, subject to the satisfaction of customary closing conditions. Following such closings, approximately $7.6 million principal amount of the Notes will remain outstanding.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
The following table describes any contracts, instructions or written plans for the sale or purchase of our securities adopted, amended or terminated by our directors or executive officers during the three months ended December 31, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan	Aggregate Number of Securities to be Purchased or Sold

Daryl E. Raiford Chief Financial Officer	12/12/2024	12/31/2025	Covers the sale of an indeterminate number of shares of Class A common stock issued upon future equity award vesting events.
Kade Ross Chief Information Officer	12/12/2024	03/17/2026	Covers the sale of up to 16,000 shares of Class A common stock.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2025 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024.
We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors, employees, consultants and contractors, which is available on our website at (https://investors.bandwidth.com/corporate-governance/governance-overview) under “Governance Documents.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waivers from, a provision of our Code of Business Conduct and Ethics by posting such information on our website at the address specified above.
We have adopted an Insider Trading Compliance Policy which applies to the purchase, sale and other trading activity in our securities by our officers, directors, employees, contractors and consultants. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and NASDAQ listing standards. The Insider Trading policy is included as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2025 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2025 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2025 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024.

Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is Ernst & Young LLP, Raleigh, NC, Auditor Firm ID: 42.
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2025 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:
1.Financial Statements
See Index to Financial Statements at Item 8 herein.
2.Financial Statement Schedules
Schedules not listed above have been omitted because they are not required, not applicable, or the required information is otherwise included.
3.Exhibits
Exhibit Index

Exhibit number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation.	10-Q	001-38285	3.1	12/14/2017
3.2	Third Amended and Restated Bylaws.	8-K	001-38285	3.1	11/2/2023
4.1	Description of Registrant’s Securities.				Filed herewith
4.2	Indenture, dated February 28, 2020, between Bandwidth Inc. and Wilmington Trust, National Association	8-K	001-38285	4.1	3/2/2020
4.3	Form of 0.250% Convertible Senior Notes due March 1, 2026 (included as Exhibit A to Exhibit 4.1)	8-K	001-38285	4.2	3/2/2020
4.4	Indenture, dated March 16, 2021, between Bandwidth Inc. and Wilmington Trust, National Association.	8-K	001-38285	4.1	3/16/2021
4.5	Form of 0.50% Convertible Senior Notes due April 1, 2028 (included as Exhibit A to Exhibit 4.1).	8-K	001-38285	4.2	3/16/2021
10.1	Form of Indemnification and Advancement Agreement between Bandwidth Inc. and its directors and certain officers.	10-K	001-38285	10.1	2/25/2022
10.2	2010 Equity Compensation Plan and forms of awards thereunder.	S-1	333-220945	10.4	10/13/2017
10.3	Employment Agreement, dated as of January 1, 2015, as amended on March 9, 2017, by and between Bandwidth.com, Inc. and David A. Morken.	S-1	333-220945	10.8	10/13/2017
10.4	Office Lease, by and between Venture Center LLC and Bandwidth.com, Inc., dated January 22, 2013, as amended to date.	S-1	333-220945	10.11	10/13/2017
10.5	Form of Conversion Lock-up Agreement between Bandwidth Inc. and the Key Holders.	S-1A	333-220945	10.2	10/30/2017
10.6	Office Lease, by and between Keystone-Centennial II, LLC and Bandwidth.com, Inc., dated January 12, 2018.	10-K	001-38285	10.22	2/26/2018
10.7	Office Lease, by and between WP Propco III, LLC and Bandwidth Inc., dated January 1, 2019, Venture III amendment.	10-K	001-38285	10.23	2/15/2019
10.8	Office Lease, by and between WP Propco III, LLC and Bandwidth Inc., dated January 1, 2019, Venture I amendment.	10-K	001-38285	10.24	2/15/2019
10.9	Employment Agreement, dated as of December 6, 2019, by and between Bandwidth.com, Inc. and Rebecca Bottorff.	10-K	001-38285	10.30	2/21/2020

10.10	Confirmation of Base Capped Call Transaction, dated February 25, 2020, between Bandwidth Inc. and Barclays Bank PLC.	8-K	001-38285	10.1	3/2/2020
10.11	Confirmation of Base Capped Call Transaction, dated February 25, 2020, between Bandwidth Inc. and JPMorgan Chase Bank, National Association, New York Branch.	8-K	001-38285	10.2	3/2/2020
10.12	Confirmation of Base Capped Call Transaction, dated February 25, 2020, between Bandwidth Inc. and Bank of Montreal.	8-K	001-38285	10.3	3/2/2020
10.13	Confirmation of Base Capped Call Transaction, dated February 25, 2020, between Bandwidth Inc. and Morgan Stanley & Co. LLC.	8-K	001-38285	10.4	3/2/2020
10.14	Confirmation of Base Capped Call Transaction, dated February 25, 2020, between Bandwidth Inc. and Goldman Sachs & Co. LLC.	8-K	001-38285	10.5	3/2/2020
10.15	Confirmation of Additional Capped Call Transaction, dated February 26, 2020, between Bandwidth Inc. and Barclays Bank PLC.	8-K	001-38285	10.6	3/2/2020
10.16	Confirmation of Additional Capped Call Transaction, dated February 26, 2020, between Bandwidth Inc. and JPMorgan Chase Bank, National Association, New York Branch.	8-K	001-38285	10.7	3/2/2020
10.17	Confirmation of Additional Capped Call Transaction, dated February 26, 2020, between Bandwidth Inc. and Bank of Montreal.	8-K	001-38285	10.8	3/2/2020
10.18	Confirmation of Additional Capped Call Transaction, dated February 26, 2020, between Bandwidth Inc. and Morgan Stanley & Co. LLC.	8-K	001-38285	10.9	3/2/2020
10.19	Confirmation of Additional Capped Call Transaction, dated February 26, 2020, between Bandwidth Inc. and Goldman Sachs & Co. LLC.	8-K	001-38285	10.10	3/2/2020
10.20	Confirmation of Base Capped Call Transaction, dated March 11, 2021, between Bandwidth Inc. and Bank of Montreal.	8-K	001-38285	10.1	3/16/2021
10.21	Confirmation of Base Capped Call Transaction, dated March 11, 2021, between Bandwidth Inc. and Citibank, N.A.	8-K	001-38285	10.2	3/16/2021
10.22	Confirmation of Base Capped Call Transaction, dated March 11, 2021, between Bandwidth Inc. and Goldman Sachs & Co. LLC.	8-K	001-38285	10.3	3/16/2021
10.23	Confirmation of Base Capped Call Transaction, dated March 11, 2021, between Bandwidth Inc. and Morgan Stanley & Co. LLC.	8-K	001-38285	10.4	3/16/2021
10.24^	Lease Agreement dated May 27, 2021, between Bandwidth Inc. and USEF Edwards Mill Owner, LLC.	8-K	001-38285	10.2	5/28/2021
10.25	Escrow Agreement dated May 27, 2021, between Bandwidth Inc., USEF Edwards Mill Owner, LLC and Chicago Title Insurance Company.	8-K	001-38285	10.3	5/28/2021
10.26	Employment Agreement, dated July 6, 2021, between the Company and Daryl Raiford.	8-K	001-38285	10.1	7/8/2021
10.27	Employment Agreement, dated February 22, 2022, between the Company and Anthony F. Bartolo.	8-K	001-38285	10.1	2/22/2022
10.28	Employment Agreement, dated February 24, 2022, between the Company and R. Brandon Asbill.	10-K	001-38285	10.52	2/25/2022
10.29	First Amendment to Lease Agreement, dated April 21, 2022, between Bandwidth Inc. and USEF Edwards Mill Owner, LLC.	10-Q	001-38285	10.3	5/6/2022
10.30	First Amendment to Escrow Agreement, dated April 21, 2022, between Bandwidth Inc., USEF Edwards Mill Owner, LLC and Chicago Title Insurance Company.	10-Q	001-38285	10.4	5/6/2022

10.31	Forms of Global Restricted Stock Unit Grant Notice and Global Restricted Stock Unit Agreement.	10-K	001-38285	10.5	2/23/2023
10.32	First Amendment to Employment Agreement, dated March 24, 2022, between the Company and Anthony F. Bartolo.	10-K	001-38285	10.51	2/23/2023
10.33	First Amendment to Employment Agreement, dated March 25, 2022, between the Company and Daryl E. Raiford.	10-K	001-38285	10.52	2/23/2023
10.34	Second Amendment to Lease Agreement, dated March 31, 2023, between Bandwidth Inc. and USEF Edwards Mill Owner, LLC.	10-Q	001-38285	10.1	5/3/2023
10.35	Second Amended and Restated 2017 Incentive Award Plan.	10-Q	001-38285	10.1	8/3/2023
10.36^	Credit Agreement among Bandwidth Inc., certain subsidiaries of Bandwidth Inc., the several lenders from time to time party thereto, and Bank of America, N.A., dated as of August 1, 2023.	10-Q	001-38285	10.2^	8/3/2023
10.37	Second Amendment to Employment Agreement, dated February 26, 2024, between the Company and David A. Morken.	10-K	001-38285	10.42	2/28/2024
10.38	First Amendment to Credit Agreement among Bandwidth Inc., certain subsidiaries of Bandwidth Inc., the several lenders from time to time party thereto, and Bank of America, N.A., dated as of May 1, 2024.	10-Q	001-38285	10.1	5/7/2024
10.39	Letter Agreement, dated July 1, 2024, between Bandwidth Inc. and Anthony F. Bartolo.	10-Q	001-38285	10.1	8/1/2024
10.40	Employment Agreement, dated July 1, 2022, between Bandwidth Inc. and Devesh Agarwal.	10-Q	001-38285	10.2	8/1/2024
10.41	Second Amendment to Credit Agreement among Bandwidth Inc., certain subsidiaries of Bandwidth Inc., the several lenders from time to time party thereto, and Bank of America, N.A., dated as of October 28, 2024.	10-Q	001-38285	10.1	10/31/2024
10.42	First Amendment to Employment Agreement, dated February 11, 2025, between Bandwidth Inc. and Devesh Agarwal.				Filed herewith
19.1	Bandwidth Inc. Insider Trading Compliance Policy				Filed herewith
21.1	List of subsidiaries of Bandwidth Inc.				Filed herewith
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.				Filed herewith
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.	8-K/A	001-38285	23.1	1/14/2021
31.1	Certificate of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
97.1	Policy for Recovery of Erroneously Awarded Compensation, effective as of October 2, 2023.	10-K	001-38285	97.1	2/28/2024
101.INS	XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.				Filed herewith
101.SCH	XBRL Taxonomy Schema Document.				Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
^    Certain of the exhibits to Exhibit 10.24 and 10.36, as applicable, have been omitted in accordance with Regulation S-K Item 601. The Registrant agrees to furnish a copy of all omitted exhibits to the SEC upon its request.
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

BANDWIDTH INC.

Date:	February 20, 2025	By:	/s/ David A. Morken
David A. Morken
Chief Executive Officer
(Principal Executive Officer)

Date:	February 20, 2025	By:	/s/ Daryl E. Raiford
Daryl E. Raiford
Chief Financial Officer
(Principal Financial Officer)

Date:	February 20, 2025	By:	/s/ Devin M. Krupka
Devin M. Krupka
Senior Vice President, Corporate Controller
(Principal Accounting Officer)

Date:	February 20, 2025	By:	/s/ Brian D. Bailey
Brian D. Bailey
Director

Date:	February 20, 2025	By:	/s/ Rebecca Bottorff
Rebecca Bottorff
Director

Date:	February 20, 2025	By:	/s/ John C. Murdock
John C. Murdock
Director

Date:	February 20, 2025	By:	/s/ Lukas M. Roush
Lukas M. Roush
Director

Date:	February 20, 2025	By:	/s/ Douglas A. Suriano
Douglas A. Suriano
Director