Form 10-Q
period 2025-03-31
Bandwidth Inc.
filed 2025-05-07
CIK 1514416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of May 2, 2025, 27,804,887 shares of the registrant’s Class A common stock and 1,958,028 shares of registrant’s Class B common stock were outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BANDWIDTH INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	As of March 31,	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$35,933	$81,812
Marketable securities	5,758	1,975
Accounts receivable, net of allowances	86,991	86,455
Deferred costs	4,012	3,729
Prepaid expenses and other current assets	18,718	13,841
Total current assets	151,412	187,812
Property, plant and equipment, net	176,616	176,823
Operating right-of-use asset, net	153,421	153,601
Intangible assets, net	145,375	145,355
Deferred costs, non-current	3,996	4,355
Other long-term assets	4,290	3,977
Goodwill	329,264	317,243
Total assets	$964,374	$989,166
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,566	$28,362
Accrued expenses and other current liabilities	81,281	101,819
Current portion of deferred revenue	7,039	7,031
Operating lease liability, current	3,255	3,111
Current portion of convertible senior notes	7,598	—
Total current liabilities	115,739	140,323
Other liabilities	575	576
Operating lease liability, net of current portion	221,577	219,191
Deferred revenue, net of current portion	7,965	7,955
Deferred tax liability	26,356	27,304
Convertible senior notes	246,756	281,284
Total liabilities	618,968	676,633
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Class A voting common stock: $0.001 par value; 100,000,000 shares authorized; 27,754,915 and 26,588,688 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	28	27
Class B voting common stock: $0.001 par value; 20,000,000 shares authorized; 1,958,028 shares issued and outstanding as of March 31, 2025 and December 31, 2024	2	2
Additional paid-in capital	457,077	435,927
Accumulated deficit	(75,154)	(71,414)
Accumulated other comprehensive loss	(36,547)	(52,009)
Total stockholders’ equity	345,406	312,533
Total liabilities and stockholders’ equity	$964,374	$989,166
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31,
	2025	2024

Revenue	$174,241	$171,033
Cost of revenue	102,729	105,549

Gross profit	71,512	65,484
Operating expenses
Research and development	30,632	28,912
Sales and marketing	26,456	29,139
General and administrative	19,111	17,849
Total operating expenses	76,199	75,900

Operating loss	(4,687)	(10,416)
Other income
Net gain on extinguishment of debt	1,082	—
Interest (expense) income, net	(488)	633
Other income, net	283	350
Total other income	877	983

Loss before income taxes	(3,810)	(9,433)
Income tax benefit	70	200
Net loss	$(3,740)	$(9,233)

Net loss per share, basic and diluted	$(0.13)	$(0.35)

Weighted average number of common shares outstanding, basic and diluted	28,982,432	26,493,802
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three months ended March 31,
	2025	2024
Net loss	$(3,740)	$(9,233)
Other comprehensive income (loss)
Unrealized gain on marketable securities, net of income taxes	53	9
Foreign currency translation, net of income taxes	15,409	(9,340)
Total other comprehensive income (loss)	15,462	(9,331)
Total comprehensive income (loss)	$11,722	$(18,564)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Class A voting common stock		Class B voting common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2023	24,206,140	$24	1,958,028	$2	$391,048	$(28,794)	$(64,890)	$297,390
Exercises of vested stock options	10,849	—	—	—	103	—	—	103
Vesting of restricted stock units	920,435	1	—	—	—	—	—	1
Equity awards withheld for tax liability	(116,747)	—	—	—	(2,267)	—	—	(2,267)
Unrealized gain on marketable securities	—	—	—	—	—	9	—	9
Foreign currency translation	—	—	—	—	—	(9,340)	—	(9,340)
Stock-based compensation	—	—	—	—	21,536	—	—	21,536
Net loss	—	—	—	—	—	—	(9,233)	(9,233)
Balance at March 31, 2024	25,020,677	25	1,958,028	2	410,420	(38,125)	(74,123)	298,199
Exercises of vested stock options	1,625	—	—	—	16	—	—	16
Vesting of restricted stock units	251,015	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(1,351)	—	—	—	(24)	—	—	(24)
Unrealized gain on marketable securities	—	—	—	—	—	117	—	117
Foreign currency translation	—	—	—	—	—	(3,007)	—	(3,007)
Stock-based compensation	—	—	—	—	8,091	—	—	8,091
Net income	—	—	—	—	—	—	4,055	4,055
Balance at June 30, 2024	25,271,966	25	1,958,028	2	418,503	(41,015)	(70,068)	307,447
Exercises of vested stock options	1,030	—	—	—	10	—	—	10
Vesting of restricted stock units	276,855	1	—	—	—	—	—	1
Equity awards withheld for tax liability	(181)	—	—	—	(3)	—	—	(3)
Unrealized loss on marketable securities	—	—	—	—	—	(78)	—	(78)
Foreign currency translation	—	—	—	—	—	20,538	—	20,538
Stock-based compensation	—	—	—	—	8,247	—	—	8,247
Net income	—	—	—	—	—	—	413	413
Balance at September 30, 2024	25,549,670	26	1,958,028	2	426,757	(20,555)	(69,655)	336,575
Exercises of vested stock options	3,801	—	—	—	38	—	—	38
Vesting of restricted stock units	1,035,295	1	—	—	—	—	—	1
Equity awards withheld for tax liability	(78)	—	—	—	(2)	—	—	(2)
Unrealized loss on marketable securities	—	—	—	—	—	(109)	—	(109)
Foreign currency translation	—	—	—	—	—	(31,497)	—	(31,497)
Unrealized gain on employee benefit pension plan	—	—	—	—	—	152	—	152
Stock-based compensation	—	—	—	—	9,134	—	—	9,134
Net loss	—	—	—	—	—	—	(1,759)	(1,759)
Balance at December 31, 2024	26,588,688	27	1,958,028	2	435,927	(52,009)	(71,414)	312,533

BANDWIDTH INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Class A voting common stock		Class B voting common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Exercises of vested stock options	925	—	—	—	9	—	—	9
Vesting of restricted stock units	1,348,320	1	—	—	—	—	—	1
Equity awards withheld for tax liability	(183,018)	—	—	—	(2,932)	—	—	(2,932)
Unrealized gain on marketable securities	—	—	—	—	—	53	—	53
Foreign currency translation	—	—	—	—	—	15,409	—	15,409
Stock-based compensation	—	—	—	—	24,073	—	—	24,073
Net loss	—	—	—	—	—	—	(3,740)	(3,740)
Balance at March 31, 2025	27,754,915	$28	1,958,028	$2	$457,077	$(36,547)	$(75,154)	$345,406
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(3,740)	$(9,233)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	12,503	12,414
Non-cash reduction to the right-of-use asset	753	1,141
Amortization of debt discount and issuance costs	365	525
Stock-based compensation	13,575	12,339
Deferred taxes and other	(1,776)	(1,373)
Net gain on extinguishment of debt	(1,082)	—
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(253)	(11,464)
Prepaid expenses and other assets	(5,366)	1,230
Accounts payable	(10,932)	(8,640)
Accrued expenses and other liabilities	(8,072)	6,707
Operating right-of-use liability	942	(1,181)
Net cash (used in) provided by operating activities	(3,083)	2,465
Cash flows from investing activities
Purchase of property, plant and equipment	(7,368)	(3,316)
Capitalized software development costs	(2,844)	(3,556)
Purchase of marketable securities	(4,717)	(21,764)
Proceeds from sales and maturities of marketable securities	987	1,422
Proceeds from sale of business	103	208
Net cash used in investing activities	(13,839)	(27,006)
Cash flows from financing activities
Borrowings on line of credit	15,000	—
Repayments on line of credit	(15,000)	—
Payments on finance leases	(15)	(17)
Net cash paid for debt extinguishment	(26,120)	—
Proceeds from exercises of stock options	9	103
Value of equity awards withheld for tax liabilities	(2,907)	(1,893)
Net cash used in financing activities	(29,033)	(1,807)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(124)	(394)
Net decrease in cash, cash equivalents, and restricted cash	(46,079)	(26,742)
Cash, cash equivalents, and restricted cash, beginning of period	82,234	132,307
Cash, cash equivalents, and restricted cash, end of period	$36,155	$105,565

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$35,933	$105,390
Restricted cash included in prepaid expenses and other current assets	222	175
Total cash, cash equivalents, and restricted cash, end of period	$36,155	$105,565

BANDWIDTH INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2025	2024
Supplemental disclosure of cash flow information
Cash received from interest	$(232)	$(1,113)
Cash (refunded) paid for taxes, net	$(4)	$440
Right-of-use assets obtained in exchange for new operating lease liabilities	$567	$—

Supplemental disclosure of noncash investing and financing activities
Purchase of property, plant and equipment, accrued but not paid	$2,107	$1,069
Purchase of property and equipment through lease incentive	$1,014	$—
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 20, 2025.
The condensed consolidated balance sheet as of December 31, 2024, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures, including certain notes required by GAAP on an annual reporting basis.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive income (loss) and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2025 or any future period.
Reclassification
The Company reclassified certain prior year amounts to conform to the current year presentation. These reclassifications had no impact on the previously reported total assets, liabilities, stockholders’ deficit or net income.
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

Notes to Condensed Consolidated Financial Statements (continued)
and other postretirement benefit costs and liabilities. Although the Company believes that the estimates it uses are reasonable, due to the inherent uncertainty involved in making these estimates, actual results reported in future periods could differ from those estimates.
Marketable Securities
The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. The Company may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies investments with maturities greater than 90 days as marketable securities in the accompanying condensed consolidated balance sheets. The Company evaluates its investments to assess whether the amortized cost basis is in excess of estimated fair value and determines what amount of that difference, if any, is caused by expected credit losses. Allowances for credit losses are recognized as a charge in other income, net on the condensed consolidated statements of operations, and any remaining unrealized losses are included in accumulated other comprehensive loss on the condensed consolidated balance sheets. Due to the nature and investment grade of the Company’s marketable securities, there were no credit losses recorded for the three months ended March 31, 2025. There have been no impairment charges for any unrealized losses during the period.
Accounts Receivable and Current Expected Credit Losses
Accounts receivable are stated at realizable value, net of allowances, which includes an allowance for doubtful accounts and a reserve for expected credit losses. The allowance for doubtful accounts is based on management’s assessment of the collectability of its customer accounts. The Company regularly reviews the composition of the accounts receivable aging, historical credit losses, changes in payment patterns, customer creditworthiness, current economic trends, and reasonable and supportable forecasts about the future. Relevant risk characteristics include customer size and historical loss patterns. Management has evaluated the expected credit losses related to trade accounts receivable and determined that an allowance of approximately $2.6 million and $2.2 million for uncollectible accounts and customer balances that are disputed was required as of March 31, 2025 and December 31, 2024, respectively. Refer to Note 4, “Financial Statement Components” to these condensed consolidated financial statements, for a rollforward of the components of the allowances for the three months ended March 31, 2025 and 2024.
The Company includes unbilled receivables in its accounts receivable balance. Generally, these receivables represent earned revenue from services provided to customers, which will be billed in the next billing cycle. All amounts are considered collectible and billable. As of March 31, 2025 and December 31, 2024, unbilled receivables were $49.2 million and $46.8 million, respectively.
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
With regard to customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As of March 31, 2025 and December 31, 2024, no individual customer represented more than 10% of the Company’s accounts receivable, net of allowance for doubtful accounts.
For the three months ended March 31, 2025 and 2024, no individual customer represented more than 10% of the Company’s revenue.

Notes to Condensed Consolidated Financial Statements (continued)
Recently Adopted Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a certain quantitative threshold. The amendments also require entities on an annual basis to disclose disaggregated amounts of income taxes paid. The Company adopted ASU 2023-09 effective January 1, 2025, and the required disclosures will be included in the Company’s Annual Report on Form 10-K that will be filed for the annual period ending December 31, 2025. ASU 2023-09 will have no impact on the Company’s financial position or results of operations.
Recent Accounting Pronouncements Not Yet Adopted
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
In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”), which provides additional guidance to stakeholders about how to determine whether a settlement of convertible debt (particularly, cash convertible instruments) at terms that differ from the original conversion terms should be accounted for under the induced conversion or extinguishment guidance. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06. The Company, which has adopted ASU 2020-06, is currently evaluating the impact of adopting ASU 2024-04 on its financial statements and expects to adopt the guidance upon its effective date.

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

Notes to Condensed Consolidated Financial Statements (continued)
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value as of March 31, 2025 and December 31, 2024 because of the relatively short duration of these instruments. Marketable securities consist of commercial paper not otherwise classified as cash equivalents. All marketable securities are considered to be available-for-sale and are recorded at their estimated fair values. Unrealized gains and losses for available-for-sale securities are recorded in accumulated other comprehensive loss.
The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following tables summarize the Company’s financial assets measured at fair value as of March 31, 2025 and December 31, 2024:

	Amortized cost or carrying value	Unrealized gains	Unrealized losses	Fair value measurements on a recurring basis March 31, 2025
				Level 1	Level 2	Level 3	Total

	(In thousands)
Financial assets:
Cash and cash equivalents:
Money market account	$20,149	$—	$—	$20,149	$—	$—	$20,149
Commercial paper	5,913	—	—	5,913	—	—	5,913
Total included in cash and cash equivalents	26,062	—	—	26,062	—	—	26,062
Marketable securities:
Commercial paper	5,700	58	—	5,758	—	—	5,758
Total marketable securities	5,700	58	—	5,758	—	—	5,758
Total financial assets	$31,762	$58	$—	$31,820	$—	$—	$31,820

	Amortized cost or carrying value	Unrealized gains	Unrealized losses	Fair value measurements on a recurring basis December 31, 2024
				Level 1	Level 2	Level 3	Total

	(In thousands)
Financial assets:
Cash and cash equivalents:
Money market account	$57,759	$—	$—	$57,759	$—	$—	$57,759
Commercial paper	18,489	—	—	18,489	—	—	18,489
Total included in cash and cash equivalents	76,248	—	—	76,248	—	—	76,248
Marketable securities:
Commercial paper	1,970	5	—	1,975	—	—	1,975
Total marketable securities	1,970	5	—	1,975	—	—	1,975
Total financial assets	$78,218	$5	$—	$78,223	$—	$—	$78,223

Notes to Condensed Consolidated Financial Statements (continued)
The Company classifies its marketable securities as current assets as they are available for current operating needs. The following table summarizes the contractual maturities of marketable securities as of March 31, 2025:

	Amortized cost	Aggregate fair value

	(In thousands)
Financial assets:
Less than one year	$5,700	$5,758
Total	$5,700	$5,758
As of March 31, 2025, the marketable securities were in an unrealized gain position. The Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. As of March 31, 2025, the Company anticipates that it will recover the entire amortized cost basis of its marketable securities before maturity.
During the three months ended March 31, 2025 and 2024, there were $1.0 million and $1.4 million, respectively, in maturities of marketable securities. There were no proceeds from sales of marketable securities for the three months ended March 31, 2025 and 2024. The Company determines realized gains and losses on sale of marketable securities using the specific identification method and records such gains and losses in other income, net on the condensed consolidated statements of operations. Interest earned on marketable securities was less than $0.1 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively. The interest is recorded in other income, net, on the accompanying condensed consolidated statements of operations. Accrued interest receivable is recorded in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.
As of March 31, 2025, the fair value of the 2026 Convertible Notes and 2028 Convertible Notes, as further described in Note 8, “Debt,” to these condensed consolidated financial statements, was approximately $7.0 million and $202.5 million, respectively. As of December 31, 2024, the fair value of the 2026 Convertible Notes and the 2028 Convertible Notes was approximately $31.8 million and $199.0 million, respectively. The fair value was determined based on the closing price for the Convertible Notes on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.

4. Financial Statement Components
Accounts receivable, net of allowances consist of the following:

	As of March 31,	As of December 31,
	2025	2024

	(In thousands)
Trade accounts receivable	$40,436	$41,727
Unbilled accounts receivable	49,160	46,795
Allowance for doubtful accounts and reserve for expected credit losses	(2,644)	(2,172)
Other accounts receivable	39	105
Total accounts receivable, net	$86,991	$86,455

Notes to Condensed Consolidated Financial Statements (continued)
Components of the allowance for expected credit losses are as follows:

	Three months ended March 31,
	2025	2024

	(In thousands)
Balance, beginning of period	$(2,172)	$(1,128)
Charged to credit loss expense, net of reversals	(887)	(1,457)
Deductions (1)	460	60
Impact of foreign currency translation	(45)	17
Balance, end of period	$(2,644)	$(2,508)
________________________
(1) Write-off of uncollectible accounts after all collection efforts have been exhausted.
Accrued expenses and other current liabilities consisted of the following:

	As of March 31,	As of December 31,
	2025	2024

	(In thousands)
Accrued expense	$58,856	$63,665
Accrued compensation and benefits	9,948	25,992
Accrued sales, use, VAT and telecommunications related taxes	7,856	7,898
Customer deposits	3,688	3,710
Other accrued expenses	933	554
Total accrued expenses and other current liabilities	$81,281	$101,819
5. Leases
The Company primarily leases facilities for office space under non-cancelable operating leases for its U.S. and international locations. As of March 31, 2025, non-cancelable leases expire on various dates between 2025 and 2043, some of which include options to extend the leases for up to 20 years.
On January 1, 2025, the Company commenced a sublease of a portion of its corporate headquarters to Relay, Inc., a Delaware corporation (f/k/a Republic Wireless, Inc.) (“Relay”), a related party. See Note 15, “Related Parties” to these condensed consolidated financial statements, for additional details. The sublease expires on December 31, 2029 and does not include any option to renew or purchase, nor does it include any residual value guarantees. During the three months ended March 31, 2025, the Company received approximately $0.2 million in rental payments from Relay under the sublease. Total future minimum rent payments to the Company under this sublease were $10.7 million as of March 31, 2025. Sublease income was $0.5 million for the three months ended March 31, 2025 and is recorded as an offset to operating lease expense in the Company’s condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (continued)
The components of operating lease expense recorded in the condensed consolidated statements of operations were as follows:

	Three months ended March 31,
	2025	2024

	(In thousands)
Operating lease cost	$5,660	$6,030
Sublease income	(545)	—
Total net lease cost	$5,115	$6,030
Other supplemental information related to operating leases were as follows:

	Three months ended March 31,
	2025	2024

Weighted average remaining lease term (in years)	18.04	19.12

Weighted average discount rate	8.76%	8.76%
Maturities of operating lease liabilities were as follows:

As of March 31,
2025

(In thousands)
2025 (remaining)	$17,063
2026	22,637
2027	23,048
2028	23,398
2029	23,818
Thereafter	357,115
Total lease payments	467,079
Less: imputed interest	(241,387)
Less: accrued lease incentive	(860)
Total lease obligations	224,832
Less: current obligations	(3,255)
Long-term lease obligations	$221,577

Notes to Condensed Consolidated Financial Statements (continued)
6. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	As of March 31,	As of December 31,
	2025	2024

	(In thousands)
Furniture and fixtures	$15,958	$15,925
Computer and office equipment	14,415	13,967
Telecommunications equipment	85,080	82,608
Leasehold improvements	77,310	76,054
Software	26,191	24,916
Internal-use software development	38,304	35,499
Automobile	464	447
Land	27,636	27,636
Land Improvements	1,065	1,065
Total cost	286,423	278,117
Less—accumulated depreciation	(109,807)	(101,294)
Total property, plant and equipment, net	$176,616	$176,823
The Company capitalized $2.8 million and $3.6 million of software development costs for the three months ended March 31, 2025 and 2024, respectively.
Amortization expense related to capitalized software development costs was $1.3 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively.
The Company recognized depreciation expense, which includes amortization of capitalized software development costs, as follows:

	Three months ended March 31,
	2025	2024

	(In thousands)
Cost of revenue	$4,678	$4,778
Research and development	1,710	1,598
Sales and marketing	1,172	1,136
General and administrative	656	541
Total depreciation expense	$8,216	$8,053

Notes to Condensed Consolidated Financial Statements (continued)
7. Goodwill and Intangible Assets
Goodwill
The changes in carrying amount of goodwill were as follows:

Total

(In thousands)
Balance as of December 31, 2024	$317,243
Foreign currency translation adjustments	12,021
Balance as of March 31, 2025	$329,264
Intangible Assets
Intangible assets, net consisted of the following:

	As of March 31,			As of December 31,
	2025			2024

	Gross Amount	Accumulated Amortization	Net Carrying Value	Gross Amount	Accumulated Amortization	Net Carrying Value

	(In thousands)
Customer relationships	$149,392	$(48,247)	$101,145	$145,625	$(44,754)	$100,871
Developed technology	78,101	(34,495)	43,606	75,189	(31,329)	43,860
Other, definite lived	2,828	(2,828)	—	2,828	(2,828)	—
Licenses, indefinite lived	624	—	624	624	—	624
Total intangible assets, net	$230,945	$(85,570)	$145,375	$224,266	$(78,911)	$145,355
The Company recognized amortization expense as follows:

	Three months ended March 31,
	2025	2024

	(In thousands)
Cost of revenue	$1,897	$1,959
Sales and marketing	2,390	2,402
Total amortization expense	$4,287	$4,361
The remaining weighted average amortization period for definite lived intangible assets is 8.8 years.

Notes to Condensed Consolidated Financial Statements (continued)
Future estimated amortization expense for definite lived intangible assets is as follows:

As of March 31,
2025

(In thousands)
2025 (remaining)	$13,198
2026	17,596
2027	17,596
2028	17,596
2029	17,596
Thereafter	61,169
$144,751

8. Debt
Revolving Credit Facility
In August 2023, the Company entered into a credit agreement (the “Credit Agreement”) among the Company, as borrower, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent, swingline lender and letters of credit issuer. The Credit Agreement provided for a $50.0 million revolving credit facility (the “Credit Facility”), including a $15.0 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $5.0 million. The Credit Facility has an accordion feature that allows for an increase in the total borrowing size up to $25.0 million, subject to certain conditions. The Credit Agreement was subsequently amended in 2024 to increase the Credit Facility to $150.0 million and increase the swingline sublimit to $10.0 million. The Credit Facility matures on the earlier of (a) May 1, 2029 or (b) the date that is 91 days prior to the scheduled maturity date or mandatory conversion date of any of the Company’s outstanding convertible notes due 2028. The Credit Agreement requires that the Company maintain (a) (i) for each fiscal quarter ending on or prior to June 30, 2025, a consolidated senior secured leverage ratio not to exceed 2.75 to 1.00, and (ii) for each fiscal quarter thereafter, a consolidated senior secured leverage ratio not to exceed 2.50 to 1.00; and (b) a consolidated fixed charge coverage ratio not less than 2.00 to 1.00, in each case tested as of the end of any fiscal quarter. Exceptions to certain customary negative covenants require a pro forma consolidated senior secured leverage ratio of at least 0.50 to 1.00 inside the maximum then-applicable consolidated senior secured leverage ratio, and exceptions to the restriction on additional convertible indebtedness requires a pro forma consolidated total leverage ratio over the most recent four fiscal quarters not to exceed 4.50 to 1.00.
Interest on borrowings under the Credit Facility accrues at an annual rate tied to a base rate or the Secured Overnight Financing Rate (“SOFR”), at the Company’s election. Loans based on SOFR bear interest at a rate equal to term SOFR for the applicable interest period plus 10 basis points plus an applicable margin between 2.00% and 2.50%, and loans based on the base rate bear interest at a rate equal to the base rate plus an applicable margin between 1.00% and 1.50%, in each case of the foregoing, depending upon the Company’s consolidated total leverage ratio for the most recent fiscal quarter for which financial statements have been delivered under the Credit Agreement. The Company is required to pay a quarterly commitment fee equal to between 0.20% and 0.25% on the unused portion of the borrowing commitment, depending upon the Company’s consolidated total leverage ratio for the most recent fiscal quarter for which financial statements have been delivered under the Credit Agreement.

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
As of March 31, 2025, unamortized debt issuance costs were $0.9 million, of which $0.3 million were included in prepaid expenses and other current assets and $0.6 million were included in other long-term assets. As of December 31, 2024, unamortized debt issuance costs were $1.0 million, of which $0.2 million were included in prepaid expenses and other current assets and $0.8 million were included in other long-term assets.
As of March 31, 2025, the Company had no outstanding borrowings under the Credit Facility and was in compliance with all financial and non-financial covenants for all periods presented. As of March 31, 2025, the available borrowing capacity under the Credit Facility was $150.0 million.
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
During February 2025, the Company entered into separate, privately negotiated repurchase agreements with a limited number of holders of the 2026 Convertible Notes (the “2025 Repurchases”) to repurchase approximately $27.4 million aggregate principal amount of the 2026 Convertible Notes for an aggregate cash price of approximately $26.1 million. The 2025 Repurchases closed on February 24, 2025. Following the 2025 Repurchases and previous repurchases, approximately $7.6 million aggregate principal amount of the 2026 Convertible Notes remains outstanding. The difference between the consideration used for the 2025 Repurchases and the carrying value of the 2026 Convertible Notes resulted in a gain of $1.1 million recorded within net gain on extinguishment of debt on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2025. The Company had previously entered into capped call transactions with certain financial institutions in connection with the 2026 Convertible Notes. All of these transactions are expected to remain in effect notwithstanding the repurchases.

Notes to Condensed Consolidated Financial Statements (continued)
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
The Company may redeem the Convertible Notes, in whole or in part, at its option at any time, and from time to time, on or after (i) March 6, 2023 for the 2026 Convertible Notes, or (ii) after April 6, 2025 for the 2028 Convertible Notes, in each case, on or before the fortieth (40th) scheduled trading day immediately before the maturity date, at a cash redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding the redemption date, if the last reported sale price of the Class A common stock has exceeded 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading date immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading days ending on, and including, the trading date immediately before the date on which the Company provides the related redemption notice. No sinking fund is provided for the Convertible Notes.
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

Notes to Condensed Consolidated Financial Statements (continued)
the Company’s election. It is the Company’s current intent to settle the principal amount of the Convertible Notes with cash.
During the three months ended March 31, 2025, the conditions allowing the holders of the 2026 Convertible Notes and the 2028 Convertible Notes to convert were not met. The Convertible Notes may be convertible thereafter if one or more of the conversion conditions specified in each respective Notes Indenture are satisfied during future measurement periods. The Company classifies the 2026 Convertible Notes as a current liability and the 2028 Convertible Notes as a long-term liability in its condensed consolidated balance sheets as of March 31, 2025, based on contractual settlement provisions.
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
The net carrying amount of the liability components of the Convertible Notes were as follows:

	As of March 31,	As of December 31,
	2025	2024

2026 Convertible Notes:	(In thousands)
Principal	$7,633	$35,000
Unamortized debt issuance costs	(35)	(205)
2026 Convertible Notes net carrying amount	7,598	34,795

2028 Convertible Notes:
Principal	250,000	250,000
Unamortized debt issuance costs	(3,244)	(3,511)
2028 Convertible Notes net carrying amount	246,756	246,489
Total net carrying amount	$254,354	$281,284
The following table sets forth the interest expense recognized related to the Convertible Notes:

	Three months ended March 31,
	2025	2024

2026 Convertible Notes:	(In thousands)
Contractual interest expense	$21	$109
Amortization of debt issuance costs	30	217
Total interest expense related to the 2026 Convertible Notes	51	326

2028 Convertible Notes:
Contractual interest expense	313	313
Amortization of debt issuance costs	268	268
Total interest expense related to the 2028 Convertible Notes	581	581
Total interest expense	$632	$907

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
The following table sets forth key terms and costs incurred for the Capped Calls related to the Convertible Notes as of March 31, 2025:

	2026 Convertible Notes	2028 Convertible Notes

	(In thousands, except share and per share amounts)
Initial approximate strike price per share, subject to certain adjustments	$91.03	$179.27
Initial cap price per share, subject to certain adjustments	$137.40	$260.76
Net costs incurred	$43,320	$25,500
Class A common stock covered, subject to anti-dilution adjustments	83,854	1,394,525
All of the Capped Calls were outstanding as of March 31, 2025.

Notes to Condensed Consolidated Financial Statements (continued)
9. Revenue
Geographic Information
The following table summarizes the Company’s revenue by geographic region, which is apportioned based on the destination of the service:

	Three months ended March 31,
	2025	2024

	(In thousands)
United States	$151,792	$149,462
International	22,449	21,571
Total	$174,241	$171,033

For the three months ended March 31, 2025 and 2024, no country outside of the United States represented 10% or more of the Company’s total revenues.
The following table summarizes the Company’s long-lived assets by geographic region:

	As of March 31,	As of December 31,
	2025	2024

	(In thousands)
United States	$325,284	$326,634
International	4,753	3,790
Total	$330,037	$330,424
Contract Assets and Liabilities
The following table provides information about the Company’s receivables and contract liabilities from contracts with customers:

	As of March 31,	As of December 31,
	2025	2024

	(In thousands)
Receivables (1)	$86,991	$86,455
Contract liabilities (2)	15,004	14,986
________________________
(1) Included in accounts receivable, net of allowance for doubtful accounts on the consolidated balance sheets.
(2) Included in current portion of deferred revenue and deferred revenue, net of current portion on the consolidated balance sheets.

During the three months ended March 31, 2025, the Company recognized revenue of $2.0 million that was included in the deferred revenue balances at the beginning of the year. The Company expects to recognize $7.0 million in revenue over the next 12 months related to its contract liabilities as of March 31, 2025.

Notes to Condensed Consolidated Financial Statements (continued)
10. Stockholders’ Equity
The Company had reserved shares of Class A common stock for issuance under stock-based award agreements as follows:

	As of March 31,	As of December 31,
	2025	2024
Stock options issued and outstanding	78,313	79,238
Nonvested restricted stock units issued and outstanding	3,954,231	4,364,486
Stock-based awards available for grant under the 2017 Plan	2,452,677	1,878,290
Total	6,485,221	6,322,014
11. Stock-Based Compensation
Stock Options
The following summarizes the stock option activity for the three months ended March 31, 2025:

	Number of options outstanding	Weighted- average exercise price (Per share)	Weighted- average remaining contract life (In years)	Aggregate intrinsic value (In thousands)
Outstanding as of December 31, 2024	79,238	$13.31	2.12	$377
Granted	—	—
Exercised	(925)	9.60
Forfeited or expired	—	—
Outstanding as of March 31, 2025	78,313	$13.36	1.88	$175

Options vested and exercisable at March 31, 2025	78,313	$13.36	1.88	$175
Options vested and expected to vest as of March 31, 2025	78,313	$13.36	1.88	$175
As of March 31, 2025, the Company had no unrecognized compensation cost related to non-vested stock options. All outstanding stock options were fully vested prior to December 31, 2022.
Restricted Stock Units
The following summarizes the restricted stock unit (“RSU”) activity for the three months ended March 31, 2025:

	Number of awards outstanding	Weighted-average grant date fair value (Per share)
Nonvested RSUs as of December 31, 2024	4,364,486	$19.25
Granted	1,022,795	15.89
Vested	(1,348,320)	20.11
Forfeited	(84,730)	17.59
Nonvested RSUs as of March 31, 2025	3,954,231	$18.12
As of March 31, 2025, total unrecognized compensation cost related to non-vested RSUs was $56.7 million, which will be amortized over a weighted-average period of 1.99 years.

Notes to Condensed Consolidated Financial Statements (continued)
Stock-Based Compensation Expense
The Company recognized total stock-based compensation expense as follows:

	Three months ended March 31,
	2025	2024

	(In thousands)
Cost of revenue	$525	$396
Research and development	5,557	5,316
Sales and marketing	2,274	2,166
General and administrative	5,219	4,461
Total	$13,575	$12,339

12. Commitments and Contingencies
Operating Leases
The Company leases office space under non-cancelable operating lease agreements that expire on various dates through July 2043. As of March 31, 2025, the Company has $467.8 million in future minimum rent payments for its current office space. See Note 5, “Leases,” to the condensed consolidated financial statements, for additional details on the Company’s operating lease commitments.
Contractual Obligations
As of March 31, 2025, the Company has $19.0 million in non-cancellable purchase obligations, consisting of primarily network equipment maintenance and software license contracts, of which $6.4 million will be fulfilled within one year.
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

Notes to Condensed Consolidated Financial Statements (continued)
13. Segment Reporting
The Company manages its business activities on a consolidated basis and operates in one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the Chief Operating Decision Maker (the “CODM”) in deciding how to make operating decisions, allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer. The CODM utilizes the Company’s budgeted and forecasted expense information, as a key input to resource allocation. The CODM makes decisions on resource allocation, assesses performance of the business and monitors budget versus actual results using net loss, as reported in the accompanying condensed consolidated statements of operations.
Significant expenses within net loss include cost of revenue, research and development, sales and marketing, and general and administrative expenses, which are each separately presented on the Company’s condensed consolidated statements of operations. Other segment items within net loss include net gain on extinguishment of debt, interest (expense) income, net, other income, net, and income tax benefit.

14. Income Taxes
At the end of each interim reporting period, the Company determines the income tax provision by using an estimate of the annual effective tax rate, adjusted for discrete items occurring in the quarter. The effective income tax rate reflects the effect of federal, international, and state income taxes and the permanent impacts of differences in book and tax accounting.
The Company’s effective tax rate was 1.8% and 2.1% for the three months ended March 31, 2025 and 2024, respectively. The decrease in the effective tax rate is primarily due to increased earnings within the U.S., resulting in additional tax payable. This increased U.S. tax liability offsets the benefit being recognized on losses outside of the U.S., resulting in a lower effective tax rate.
The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its deferred tax assets. The Company primarily considered its historic performance, the nature of its deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. Based on an analysis of these factors, the Company determined that as of March 31, 2025, a valuation allowance against U.S. federal and state deferred tax assets was required.
The Company’s effective tax rate for the three months ended March 31, 2025 differed from the federal statutory tax rate of 21% in the U.S. primarily due to a valuation allowance recorded against U.S. federal and state net deferred tax assets.

15. Related Parties
On April 20, 2015, the Company created a wholly owned subsidiary, Relay. On November 30, 2016, the Company completed a pro-rata distribution of the common stock of Relay to its stockholders of record as of the close of business. Due to the level of ownership of the Company’s CEO in Relay, Relay is considered a related party to the Company.

Notes to Condensed Consolidated Financial Statements (continued)
16. Basic and Diluted Loss per Common Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The Company is in a net loss position for the three months ended March 31, 2025 and 2024, and therefore diluted shares equals basic shares.
The components of basic and diluted loss per share are as follows:

	Three months ended March 31,
	2025	2024

	(In thousands, except share and per share amounts)
Earnings per share
Net loss attributable to common stockholders	$(3,740)	$(9,233)
Net loss income per share, basic and diluted	$(0.13)	$(0.35)
Weighted average number of common shares outstanding, basic and diluted	28,982,432	26,493,802
The following common share equivalents were excluded from the weighted average shares used to calculate diluted net loss per common share because their effects would have been anti-dilutive:

	As of March 31,
	2025	2024
Stock options issued and outstanding	78,313	86,631
Restricted stock units issued and outstanding	3,954,231	4,725,103
Convertible senior notes	1,658,767	3,317,023
Total	5,691,311	8,128,757

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

Overview
A global communications transformation is underway, and we believe Bandwidth is at the center. Our mission is to develop and deliver the power to communicate. We enable innovative organizations—from startup app developers to the world’s largest enterprises—to engage their end-users and deliver exceptional experiences everywhere people live, learn, work and play. Backed by the Bandwidth Communications Cloud, a global owned-and-operated network spanning more than 65 countries reaching over 90 percent of gross domestic product, innovative enterprises use Bandwidth’s Application Programming Interfaces (“APIs”) to easily embed voice, messaging and emergency services capabilities into software and applications. Bandwidth was the first cloud communications provider to offer a robust selection of APIs built on our own cloud platform. Our award-winning support teams help businesses around the world solve complex communications challenges every day.
Bandwidth’s business benefits from multiple global megatrends, including enterprise migration to the cloud, adoption of Contact Centers as a Service (“CCaaS”) platforms, the need to be able to work from anywhere, reinvention of customer experience, growth in messaging applications to engage directly with consumers, and application of artificial intelligence (“AI”) technologies to cloud communications use cases. We believe these megatrends, which have created sizable total addressable markets, are secular, long-lasting and still early in the adoption curve.
With the combination of our software APIs, our global Communications Cloud and our broad range of experience with global regulatory frameworks, we believe Bandwidth is one of the best-positioned providers in our space to deliver mission-critical communications for global enterprises. In fact, Bandwidth already powers all the 2024 GartnerⓇ Magic Quadrant Leaders in the key cloud communications categories of Unified Communications as a Service (“UCaaS”) and CCaaS.
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
For the three months ended March 31, 2025 and 2024, total revenue was $174 million and $171 million, respectively, representing an increase of 2%. For the three months ended March 31, 2025 and 2024, net loss was $4 million and $9 million, respectively.

Management’s Discussion and Analysis
Repurchase of 2026 Convertible Notes
During February 2025, we entered into the 2025 Repurchases to repurchase approximately $27 million aggregate principal amount of the 2026 Convertible Notes for an aggregate cash price of approximately $26 million. The 2025 Repurchases closed on February 24, 2025. Following the 2025 Repurchases and previous repurchases of the 2026 Convertible Notes, approximately $8 million aggregate principal amount of the 2026 Convertible Notes remains outstanding.
The difference between the consideration used for the 2025 Repurchases and the carrying value of the 2026 Convertible Notes resulted in a gain of $1 million recorded within net gain on extinguishment of debt on our condensed consolidated statements of operations for the three months ended March 31, 2025.

Key Performance Indicator
We monitor the following key performance indicator to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.
Net Retention Rate
We believe net retention rate is useful in evaluating our business. For the three months ended March 31, 2025 and 2024, the net retention rate was 116% and 107%, respectively.
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
For the three months ended March 31, 2025 and 2024, we generated 73% and 74%, respectively, of our cloud communications revenue from reoccurring sources. The large bulk of our remaining cloud communications revenue is generated from recurring monthly charges.

Management’s Discussion and Analysis
We recognize accounts receivable at the time the customer is invoiced. Additionally, we record a receivable for unbilled revenue if services have been delivered and are billable in subsequent periods. Unbilled revenue made up 57% and 54% of outstanding accounts receivable, net of allowance for doubtful accounts, as of March 31, 2025 and 2024, respectively.
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
Income Taxes
For the three months ended March 31, 2025 and 2024, our effective tax rate was 1.8% and 2.1% respectively. The decrease in the effective tax rate from 2024 to 2025 is primarily due to increased earnings within the U.S., resulting in additional tax payable. This increased U.S. tax liability offsets the benefit we are recognizing on losses outside of the U.S., resulting in a lower effective tax rate. While we continue to recognize a valuation allowance in the U.S. against our deferred tax assets, changes to our current U.S. cash tax liabilities will cause effective tax rate fluctuations between financial periods.
Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of March 31, 2025, we continue to maintain a valuation allowance against our U.S. federal and state net deferred tax assets.

Management’s Discussion and Analysis
Results of Operations
The following table sets forth selected condensed consolidated statements of operations data for the periods indicated.

	Three months ended March 31,
	2025	2024

	(In thousands)
Revenue	$174,241	$171,033
Cost of revenue	102,729	105,549
Gross profit	71,512	65,484
Operating expenses
Research and development	30,632	28,912
Sales and marketing	26,456	29,139
General and administrative	19,111	17,849
Total operating expenses	76,199	75,900
Operating loss	(4,687)	(10,416)
Other income:
Net gain on extinguishment of debt	1,082	—
Interest (expense) income, net	(488)	633
Other income, net	283	350
Total other income	877	983
Loss before income taxes	(3,810)	(9,433)
Income tax benefit	70	200
Net loss	$(3,740)	$(9,233)
The following table sets forth selected condensed consolidated statements of operations data as a percentage of our total revenue for the periods presented. *

	Three months ended March 31,
	2025	2024
Revenue	100%	100%
Cost of revenue	59%	62%
Gross profit	41%	38%
Operating expenses
Research and development	18%	17%
Sales and marketing	15%	17%
General and administrative	11%	10%
Total operating expenses	44%	44%
Operating loss	(3)%	(6)%
Other income:
Net gain on extinguishment of debt	1%	—%
Interest (expense) income, net	—%	—%
Other income, net	—%	—%
Total other income	1%	1%
Loss before income taxes	(2)%	(6)%
Income tax benefit	—%	—%
Net loss	(2)%	(5)%
(*) Columns may not foot due to rounding.

Management’s Discussion and Analysis
Comparison of the three months ended March 31, 2025 and 2024
Revenue

	Three months ended March 31,
	2025	2024	Change

	(Dollars in thousands)
Cloud communications	$133,458	$128,485	$4,973	4%
Messaging surcharges	40,783	42,548	(1,765)	(4)%
Revenue	$174,241	$171,033	$3,208	2%
For the three months ended March 31, 2025, our cloud communications revenue increased by $5 million, or 4%, compared with the same period in 2024. Within cloud communications revenue, our Global Voice Plans revenue grew by 4% and was driven by higher voice traffic on our network. Our Programmable Messaging revenue decreased by 4% largely from reduced political messaging following the U.S. presidential election in November 2024. Our Enterprise Voice revenue grew by 26% as the flexibility of our Maestro product and UCaaS/CCaaS vendor agnostic approach continues to resonate with and attract new customers.
For the three months ended March 31, 2025, our messaging surcharges revenue decreased by $2 million, or 4%, compared with the same period in 2024. This growth was primarily driven by lower messaging volumes from less political messaging following the U.S. presidential election in November 2024.
For the three months ended March 31, 2025, our average annual customer revenue was $0.2 million, which increased less than $0.1 million compared with the same period in 2024, as a result of our strategy to attract and retain larger average customers who provide revenue scale and enhanced profitability.
Cost of Revenue and Gross Margin

	Three months ended March 31,
	2025	2024	Change

	(Dollars in thousands)
Cost of revenue	$102,729	$105,549	$(2,820)	(3)%
Gross profit	$71,512	$65,484	$6,028	9%
Total gross margin	41%	38%
For the three months ended March 31, 2025, total cost of revenue decreased by $3 million, compared with the same period in 2024, driven by lower messaging cost of revenue of $2 million from less political messaging following the U.S. presidential election. The combination of changes in total revenue and total cost of revenue yielded gross profit of $72 million, which increased $6 million from the same period in 2024, driven by ongoing efficiencies and improved unit economics as we successfully scale larger volumes of voice traffic on our network.
Our total gross margin percentage of 41% in 2025 increased by 3%, compared with the same period in 2024, driven by lower pass-through messaging surcharges within the total revenue mix.

Management’s Discussion and Analysis
Operating Expenses

	Three months ended March 31,
	2025	2024	Change

	(Dollars in thousands)
Research and development	$30,632	$28,912	$1,720	6%
Sales and marketing	26,456	29,139	(2,683)	(9)%
General and administrative	19,111	17,849	1,262	7%
Total operating expenses	$76,199	$75,900	$299	—%
As a percentage of revenue, total operating expenses for the three months ended March 31, 2025 and 2024 were 44%.
For the three months ended March 31, 2025, research and development expenses increased by $2 million, or 6%, compared with the same period in 2024. This increase was primarily due to higher headcount expenses in support of our expanding research and development capabilities.
For the three months ended March 31, 2025, sales and marketing expenses decreased by $3 million, or 9%, compared with the same period in 2024, primarily due to lower headcount expenses.
For the three months ended March 31, 2025, general and administrative expenses increased by $1 million, or 7%, compared with the same period in 2024, driven by higher headcount expenses.
Interest (Expense) Income, Net
For the three months ended March 31, 2025, interest expense, net of interest income increased by $1 million, compared with the same period in 2024, primarily from less interest income resulting from cash being utilized to fund the 2024 Repurchases in May 2024 and the 2025 Repurchases in February 2025.
Income Tax Benefit
For the three months ended March 31, 2025, we recognized an income tax benefit of less than $1 million, a decrease of less than $1 million, compared with the same period in 2024. The resulting effective tax rate for the three months ended March 31, 2025 was 1.8%, compared with 2.1% in 2024.
For the three months ended March 31, 2025, the effective tax rate of 1.8% differed from the federal statutory rate of 21% in the U.S. primarily due to the valuation allowance recorded against our U.S. federal and state net deferred tax assets.
Most of the permanent tax adjustments within our effective tax rate are offset by a valuation allowance. These adjustments include state taxes, federal research tax credits under Section 41 of the Code, equity compensation in the U.S. and other non-deductible expenditures in the U.S. Excluding the impact of the valuation allowance, we realized an estimated state effective tax rate of 4.4% for the three months ended March 31, 2025. In addition, exclusive of the valuation allowance, we continue to generate income tax benefits in the current period related to income tax credits recognized for qualified research activities in the U.S. The applicable federal tax laws and regulations define qualified research activities as research and development activities conducted in the U.S. that involve a process of experimentation designed to discover new information intended to develop a new or improved business component. Absent the valuation allowance, equity compensation also impacts the effective tax rate to the extent the income tax deduction exceeds or is below the related book expense, as required under ASC 718-740-35-2. Other U.S. non-deductible expenses that are offset by the valuation allowance consist primarily of non-deductible executive compensation under Section 162(m) of the Code.
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
Liquidity and Capital Resources
Our liquidity is provided by our cash flow from operations less expenditures for capital equipment, and supplemented by financing activities from time to time. Our cash flow from operations is driven by monthly payments from customers for communication services consumed during the period. Our primary uses of cash include operating costs, such as fees paid to other network service providers, network operations costs, personnel costs and facility expenses, as well as the purchase of property, plant and equipment to support growth on our communications platform. As of March 31, 2025, we had cash and cash equivalents of $36 million and marketable securities of $6 million.
In August 2023, we entered into a credit agreement (as amended to date, the “Credit Agreement”), among the Company, as borrower, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent, swingline lender and letters of credit issuer, which provides for a $150.0 million revolving credit facility (the “Credit Facility”). As of March 31, 2025, we had no outstanding borrowings under the Credit Facility and the available borrowing capacity was $150 million. See Note 8, “Debt,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding the Credit Agreement, including a summary of the current terms of the Credit Facility.
During February 2025, we repurchased approximately $27 million aggregate principal amount of the 2026 Convertible Notes for an aggregate cash price of approximately $26 million. Following the 2025 Repurchases and previous repurchases, approximately $8 million aggregate principal amount of the 2026 Convertible Notes remains outstanding. We may, at any time and from time to time, seek to retire or purchase our 2026 Convertible Notes or 2028 Convertible Notes through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
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
Our principal future commitments consist of (i) an aggregate of $258 million in Convertible Notes, (ii) $468 million in future minimum rent payments for our current office space, including a $461 million non-cancelable lease for our new corporate headquarters, which commenced in the third quarter of 2023 and which will continue for an initial twenty (20) year term, and (iii) $19 million in non-cancelable purchase obligations and future minimum payments under contracts to various service providers. For additional information on these future contractual obligations, see Note 8, “Debt,” and Note 12, “Commitments and Contingencies,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Management’s Discussion and Analysis
Cash Flows
The table below summarizes our cash flow information for the periods presented:

	Three months ended March 31,
	2025	2024

	(In thousands)
Net cash (used in) provided by operating activities	$(3,083)	$2,465
Net cash used in investing activities	(13,839)	(27,006)
Net cash used in financing activities	(29,033)	(1,807)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(124)	(394)
Net decrease in cash, cash equivalents, and restricted cash	$(46,079)	$(26,742)
Cash Flows from Operating Activities
For the three months ended March 31, 2025, net cash used in operating activities was $3 million and was generated by our aggregate results of $21 million during the period, net of (1) non-cash items comprising depreciation and amortization, non-cash reduction to the right-of-use asset, amortization of debt discount and issuance costs, stock-based compensation, deferred taxes and other, net gain on extinguishment of debt and (2) a $24 million cash outflow from lower operating liabilities and higher operating assets. Within operating liabilities, the net cash used as a result of lower accrued expenses and other liabilities of $8 million and lower accounts payable of $11 million during 2025 was primarily driven by timing of incurred expenses. Within operating assets, the net cash used as a result of higher prepaid expenses and other assets of $5 million during 2025 was driven by the prepayment of software license renewals.
Cash Flows from Investing Activities
For the three months ended March 31, 2025 net cash used in investing activities was $14 million. Cash used in investing activities was primarily driven by (1) cash used for the purchase of property, plant and equipment of $7 million and cash used for capitalized software development costs of $3 million, driven by investments in the communications platform, and (2) cash used for purchases of marketable securities, net of maturities, of $4 million from diversifying into higher yielding investments.
Cash Flows from Financing Activities
For the three months ended March 31, 2025, net cash used in financing activities was $29 million, consisting primarily of $26 million of cash used to complete the 2025 Repurchases.

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
In our calculation of Non-GAAP gross profit and Non-GAAP gross margin, we eliminate the impact of depreciation and amortization, amortization of acquired intangible assets related to acquisitions, stock-based compensation, pass-through messaging surcharges, and all significant non-cash items, because we do not consider them indicative of our core operating performance. The exclusion of these items facilitates comparisons of our operating performance on a period-to-period basis. Management uses Non-GAAP gross profit and Non-GAAP gross margin to evaluate operating performance and to determine resource allocation among our various service offerings. We believe Non-GAAP gross profit and Non-GAAP gross margin provide useful information to investors and others to understand and evaluate our operating results in the same manner as our management and board of directors and allows for better comparison of financial results among our competitors. Non-GAAP gross profit and Non-GAAP gross margin may not be comparable to similarly titled measures of other companies because other companies may not calculate Non-GAAP gross profit and Non-GAAP gross margin or similarly titled measures in the same manner we do.

Management’s Discussion and Analysis
The following table shows a reconciliation of gross profit to non-GAAP gross profit and gross profit margin to non-GAAP gross margin for the periods presented:

	Three months ended March 31,
	2025	2024

	(Dollars in thousands)
Gross Profit	$71,512	$65,484
Gross Profit Margin %	41%	38%
Depreciation	4,678	4,778
Amortization of acquired intangible assets	1,897	1,959
Stock-based compensation	525	396
Non-GAAP Gross Profit	$78,612	$72,617
Non-GAAP Gross Margin % (1)	59%	57%
________________________
(1) Calculated by dividing Non-GAAP gross profit by cloud communications revenue of $133 million and $128 million for the three months ended March 31, 2025 and 2024, respectively.
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

Management’s Discussion and Analysis
The following table shows a reconciliation of net loss to non-GAAP net income and net loss per share to non-GAAP net income per non-GAAP share for the periods presented:

	Three months ended March 31,
	2025	2024

	(In thousands, except share and per share amounts)
Net loss	$(3,740)	$(9,233)
Stock-based compensation	13,575	12,339
Amortization of acquired intangibles	4,287	4,361
Amortization of debt discount and issuance costs for convertible debt	298	485
Net cost associated with early lease terminations and leases without economic benefit	—	1,156
Net gain on extinguishment of debt	(1,082)	—
Non-recurring items not indicative of ongoing operations and other (1)	539	80
Estimated tax effects of adjustments (2)	(2,747)	(1,368)
Non-GAAP net income	$11,130	$7,820
Interest expense on Convertible Notes (3)	250	317
Numerator used to compute Non-GAAP diluted net income per share	$11,380	$8,137

Net loss per share, basic and diluted	$(0.13)	$(0.35)

Non-GAAP net income per Non-GAAP share
Basic	$0.38	$0.30
Diluted	$0.36	$0.27

Weighted average number of shares outstanding, basic and diluted	28,982,432	26,493,802

Non-GAAP basic shares	28,982,432	26,493,802
Convertible debt conversion	1,658,767	3,317,023
Stock options issued and outstanding	21,302	30,602
Nonvested RSUs outstanding	767,704	731,127
Non-GAAP diluted shares	31,430,205	30,572,554
________________________
(1) Non-recurring items not indicative of ongoing operations and other include $0.5 million of nonrecurring litigation expense for the three months ended March 31, 2025, and less than $0.1 million and $0.1 million of losses on disposals of property, plant and equipment during the three months ended March 31, 2025 and 2024, respectively.
(2) The estimated tax-effect of adjustments is determined by recalculating the tax provision on a Non-GAAP basis. The Non-GAAP effective income tax rate was 19.4% and 13.0% for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, the Non-GAAP effective income tax rate differed from the federal statutory tax rate of 21% in the U.S. primarily due to the research and development tax credits generated in 2025. We analyze the Non-GAAP valuation allowance position on a quarterly basis. As of March 31, 2025, we have no valuation allowance against our deferred tax assets for Non-GAAP purposes.
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
The following table shows a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three months ended March 31,
	2025	2024

	(In thousands)
Net loss	$(3,740)	$(9,233)
Income tax benefit	(70)	(200)
Interest expense (income), net	488	(633)
Depreciation	8,216	8,053
Amortization	4,287	4,361
Stock-based compensation	13,575	12,339
Net cost associated with early lease terminations and leases without economic benefit	—	1,156
Net gain on extinguishment of debt	(1,082)	—
Non-recurring items not indicative of ongoing operations and other (1)	539	80
Adjusted EBITDA	$22,213	$15,923
________________________
(1) Non-recurring items not indicative of ongoing operations and other include $0.5 million of nonrecurring litigation expense for the three months ended March 31, 2025, and less than $0.1 million and $0.1 million of losses on disposals of property, plant and equipment during the three months ended March 31, 2025 and 2024, respectively.

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
The following table presents free cash flow for the periods presented:

	Three months ended March 31,
	2025	2024

	(In thousands)
Net cash (used in) provided by operating activities	$(3,083)	$2,465
Net cash used in investing in capital assets (1)	(10,212)	(6,872)
Free cash flow	$(13,295)	$(4,407)
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
There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates disclosed in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 20, 2025 (the “Annual Report”).

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
Interest Rate Risk
We had cash and cash equivalents of $36 million and marketable securities of $6 million as of March 31, 2025, which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of interest bearing checking and direct deposit accounts, and money market accounts. Marketable securities consist of commercial paper not otherwise classified as cash equivalents. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short‑term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Interest on borrowings under our Credit Facility accrues at an annual rate tied to a base rate or the SOFR, at our election. Under the terms of the Credit Agreement, loans based on SOFR bear interest at a rate equal to term SOFR for the applicable interest period plus 10 basis points plus an applicable margin between 2.0% and 2.5%, and loans based on the base rate bear interest at a rate equal to the base rate plus an applicable margin between 1.0% and 1.50%, in each case of the foregoing, depending upon our consolidated total leverage ratio for the most recent fiscal quarter for which financial statements have been delivered under the Credit Agreement. As a result, we are exposed to interest rate risk as we make draws on the Credit Facility. As of March 31, 2025, there were no outstanding borrowings under the Credit Facility.
As of March 31, 2025, we had gross carrying amounts of $8 million and $250 million outstanding from our 2026 Convertible Notes and 2028 Convertible Notes, respectively. As the Convertible Notes have a fixed annual interest rate, we have no financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change. Additionally, the fair value can be affected when the market price of our common stock fluctuates. We carry the Convertible Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.
See Note 8, “Debt,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the Credit Facility and the Convertible Notes.
A hypothetical 10% change in interest rates would not have had a material impact on our financial results included elsewhere in this Quarterly Report on Form 10-Q.

Foreign Currency Risk
The functional currencies of our foreign subsidiaries are the respective local currencies of the jurisdictions in which they operate, which are primarily the Euro and the British Pound. Approximately 13% of our total revenue was generated outside North America for the three months ended March 31, 2025 and 2024. The majority of our revenues and operating expenses are denominated in U.S. dollars, and therefore are not currently subject to significant foreign currency risk. Our subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the year. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive loss within stockholders’ equity. Gains or losses due to transactions in foreign currencies are included in other income, net in our condensed consolidated statements of operations. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currencies result in increased revenue and operating expenses for our rest of world operations. Similarly, our revenue and operating expenses for our rest of world operations decrease if the U.S. dollar strengthens against foreign currencies. A hypothetical 10% adverse change in foreign currency exchange rates would have adversely impacted our net loss for the three months ended March 31, 2025 by approximately $1 million.

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
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On April 2, 2025, we were named as a defendant in a complaint pending in the District Court of Jefferson County, Colorado, relating to the alleged delivery of unwanted text messages to the plaintiff’s mobile phone.
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
•A significant portion of our revenue is concentrated in a limited number of enterprise customers.
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
•The effects of evolving regulation of Internet Protocol (“IP”)-based service providers are unknown.
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
•Our business may be harmed if we cannot obtain or retain numbering resources.
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
Our growth and financial health are impacted by a number of risks, including uncertain capital markets, political and economic instability in a number of regions, the imposition of widespread tariffs, unfavorable macroeconomic conditions, recessionary fears, high rates of inflation and higher interest rates.
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

In addition, we are vulnerable to changes in market preferences or other market changes, as well as general macroeconomic conditions, reduced growth rates, interest rates, tax rates and policies, inflation, a significant shift in U.S., state and foreign government policies and the deterioration of economic relations between countries or regions, including potential negative consumer sentiment toward non-local products or sources. In recent years, the United States has experienced higher rates of inflation and as a result, we may experience a compression in our gross margins. These inflationary pressures could affect wages, the cost of and our ability to obtain necessary components, the price of our products and services, our ability to meet customer demand, and our gross margins and operating profit. Inflation may further exacerbate other risks discussed in this “Risk Factors” section, such as risks related to our sales and marketing efforts and our ability to attract, motivate and retain sales, engineering and other key personnel. If we are unable to successfully manage the effects of inflation, our business, operating results, cash flows and financial condition may be adversely affected.
As a result of recent changes to U.S. and foreign government policies, there may be changes to existing trade agreements, greater restrictions on free trade generally, the imposition of or significant increases in tariffs on goods imported into the U.S., and adverse responses by foreign governments to U.S. trade policies, among other possible changes. The U.S. government has announced it intends to implement or increase tariffs, and it remains unclear what the U.S. government or foreign governments will or will not do with respect to tariffs or trade agreements and policies. These trade measures enacted, or threatened to be enacted, by the U.S. and other countries have led to increased volatility and uncertainty in certain parts of the global economy. We cannot predict the timing, strength, or duration of the current or any future potential economic volatility or slowdown in the U.S. or globally. Increased tariffs could adversely impact the costs to us of the fiber, computers, software, transmission electronics and related network components, including network colocation facilities, that are critical to the operation of our network. We may not be able to offset any such increase in costs with a commensurate increase in the price of our services, which could have an adverse impact on our business, results of operations and financial condition.
The U.S. and global economies have in the past, and will in the future, experience recessionary periods and periods of economic instability, which could affect the rate of technology spending generally. During such periods, our existing and potential customers may choose not to expend the amounts that we anticipate based on our expectations with respect to the addressable market for the services we offer. Customers may also suffer financial hardships due to economic conditions such that their accounts become uncollectible or are subject to longer collection cycles. There could also be a number of other effects from adverse general business and economic conditions on our business, including insolvency of any of our third-party suppliers or contractors, decreased market confidence, decreased interest in communications solutions, decreased discretionary spending and reduced customer demand for the services we offer, any of which could have a material adverse effect on our business, financial condition and results of operations and exacerbate some of the other risk factors contained in this Quarterly Report on Form 10-Q.
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
We, along with many other communications service providers, are subject to litigation regarding our billing, collection and remittance of non-income-based taxes and other similar charges regarding 911 services alleged to apply in certain states, counties, and municipalities located in California and Illinois. See “Item 1. Legal Proceedings,” in this Quarterly Report on Form 10-Q. We may face similar litigation in other jurisdictions in the future. While we are vigorously defending these lawsuits, litigation is inherently uncertain. Tax assessments, penalties and interest or future requirements arising from these lawsuits, the settlement of any such lawsuit or any other lawsuits that may arise in other jurisdictions, may adversely affect our business, results of operations and financial condition.

We face a risk of litigation and/or regulatory enforcement actions resulting from customer or end user misuse of our services and software to make or send unauthorized and/or unsolicited calls and/or messages, including those in violation of the Telephone Consumer Protection Act of 1991 (the “TCPA”), the Telemarketing Sales Rule (the “TSR”), and other state and federal laws. Customer or end user misuse of our services and software also could damage our reputation.
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
In the ordinary course of business, we are subject to various claims and litigation. Any such claims, regardless of merit, could be time-consuming and expensive to defend and could divert management’s attention and resources. In accordance with customary practice, we maintain insurance against some, but not all, of these potential claims. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. The levels of insurance we maintain may not be adequate to fully cover any and all losses or liabilities. Further, we may not be able to maintain insurance at commercially acceptable premium levels or at all. If any significant judgment, claim (or a series of claims), a settlement or other event is not fully insured or indemnified against, it could have a material adverse impact on our business, financial condition and results of operations. There can be no assurance as to the actual amount of these liabilities or the timing thereof. We cannot be certain that the outcome of current or future litigation will not have a material adverse impact on our business and results of operations. See “Item 1. Legal Proceedings,” in this Quarterly Report on Form 10-Q.
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
Proceedings before the FCC or regulators from international jurisdictions could limit our access to various network services or further increase the rates we must pay for such services. For example, proceedings before the FCC could result in an increase in the amount we pay to other carriers or a reduction in the revenue we derive from other carriers in, or retroactive liability for, access charges and reciprocal compensation. On December 17, 2019, the FCC issued an order that revised its interpretation of the VoIP symmetry rule. The FCC now concludes that LECs may assess end office switched access charges only if the LEC or its VoIP partner provides a physical connection to the last-mile facilities used to serve an end user. Other recent proceedings before the FCC have produced new rules in the areas of cybersecurity compliance, emergency services, robocalling and robotexting, and others that could result in increases in the cost of regulatory compliance. For example, the FCC continues to examine how to improve the delivery of emergency 911 services and whether to expand requirements to include communications services not currently subject to emergency calling obligations. Specifically, in 2024, the FCC adopted rules to support the deployment of advanced 911 capabilities, which requires network infrastructure updates. In addition, as of April 15, 2025, providers are now required to provide a 911 outage notification to a potentially affected 911 special facility within 30 minutes of discovering such outage. Conversely, the lack of regulatory certainty in the messaging ecosystem and marketplace has created considerable operational challenges that increase our operating costs and ability to support these services. A number of states also have proceedings pending that could impact our access to and the rates we pay for network services. Other state proceedings could limit our pricing and billing flexibility. Our business would be substantially impaired if the FCC, the courts, state commissions, or interconnected carriers eliminated our access to the facilities and services we use to serve our customers, substantially increased the rates we pay for facilities and services, increased the costs or complexity associated with providing emergency 911 services or adversely affected the revenue we receive from other carriers or our customers. In addition, congressional legislative efforts to rewrite the Telecommunications Act of 1996 or enact other legislation impacting our operations, including but not limited to, legislation focused around issues of telecommunications, cybersecurity, and AI, as well as various state legislative initiatives, may cause major industry and regulatory changes. We cannot predict the outcome of these proceedings or legislative initiatives or the effects, if any, that these proceedings or legislative initiatives may have on our business and operations.
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
Our operations are subject to regulation at the regional bloc (e.g., the European Union), country, state and local levels. Changes to existing regulations or rules, or the failure of regulatory agencies to regulate in areas historically regulated on matters such as network neutrality, licensing fees, environmental, health and safety, privacy, intercarrier compensation, emergency services, interconnection, illegal robocalling, extraterritorial use of telephone numbers, cybersecurity, AI and other areas, in general or particular to our industry, may increase uncertainty and costs and restrict operations or decrease revenue.

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
Certain of our IP telephony offerings, as well as the 911 and other emergency services solutions that we offer are subject to FCC and other rules governing the delivery of emergency calling services. New 911 outage notification rules promulgated by the FCC in 2024 went into effect on April 15, 2025, which require us to deliver 911 outage notifications to Public Safety Answering Points. The rules and laws that govern emergency calling services are subject to change as communications technologies and consumer use cases continue to evolve. Similar to providers of IP telephony services, our 911 and other emergency services are different from those associated with traditional local telecommunications services. These differences may lead to an inability to make and complete calls that would not occur for users of traditional telephony services. For example, to provide the emergency calling services required by the FCC’s rules to our IP telephony consumers, we may use components of both the wireline and wireless infrastructure in unique ways that can result in failed connections and calls routed to incorrect emergency call centers. Routing emergency calls through the Internet may be adversely affected by power outages and network congestion that may not occur for users of traditional telephony services. Emergency call centers may not be equipped with appropriate hardware or software to accurately process and respond to emergency calls initiated by consumers of our IP telephony services, and calls routed to the incorrect emergency call center can significantly delay response times for first responders. Users of our interconnected VoIP telephony services from a fixed address in the United States are required to manually update their location information for use when calling 911, and failure to do so may result in dispatching assistance to the wrong location. Even manual updates require a certain amount of time before the updated address appears in the relevant databases which could result in misrouting emergency calls to the wrong emergency calling center, dispatching first responders to the wrong address, or both. Similar requirements and delays applicable to relevant databases also apply to local emergency services provided outside the United States. Moreover, the relevant rules with respect to what address information should be provided to emergency call centers when the call originates from a mobile application are unsettled and evolving. As a result, we could be subject to enforcement action by the FCC or other entities — possibly exposing us to significant monetary penalties, cease and desist orders, civil liability, loss of user confidence in our services, loss of users, and other adverse consequences, which could materially harm our business. The FCC’s rules, and some states, also impose other obligations, such as properly recording our customers’ registered locations, obtaining affirmative acknowledgement from customers that they are aware of the differences between emergency calling services associated with IP telephony as compared with traditional telecommunications services, and distribution of appropriate warning labels to place on or near hardware used to place IP telephony calls. Similar obligations apply to local emergency services provided outside the United States. Failure to comply with these requirements, or failure of our communications platform such that 911 and other emergency calls did not complete or were misrouted, may result in FCC, foreign regulatory or other enforcement action, state attorneys’ general investigations, potential exposure to significant monetary penalties, cease and desist orders, civil liability to our users and their customers, loss of user confidence in our services, loss of users, and other adverse consequences, which could materially harm our business.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition and deferred revenue, goodwill and intangible assets, and income taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.

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
Prior to our initial public offering, there was no public market for shares of our Class A common stock. On November 10, 2017, we sold shares of our Class A common stock to the public at $20.00 per share. From November 10, 2017, the date that our Class A common stock began trading on the NASDAQ Global Select Market, through March 31, 2025, the trading price of our Class A common stock has ranged from $9.20 per share to $198.61 per share. The trading price of our Class A common stock may continue to be volatile and could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
Our Class A common stock has one vote per share, and our Class B common stock has ten votes per share. Substantially all of our Class B common stock continues to be held by our co-Founder, Chairman and CEO, David Morken, and our co-Founder Henry Kaestner. Because of the ten-to-one voting ratio between our Class B and Class A common stock, these holders of our Class B common stock collectively control approximately 42% of the combined voting power of our common stock and therefore would be able to exert significant influence over all matters submitted to our stockholders for approval. This concentrated voting control limits or precludes stockholders’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments to our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that stockholders may feel are in their best interest as one of our stockholders.
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

Item 5. Other Information
The following table describes any contracts, instructions or written plans for the sale or purchase of our securities adopted, amended or terminated by our directors or executive officers during the three months ended March 31, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan	Aggregate Number of Securities to be Purchased or Sold

John C. Murdock Director	3/7/2025	12/8/2025	Covers the sale of up to 3,240 shares of Class A common stock.
Devin M. Krupka(1) SVP, Principal Accounting Officer	3/12/2025	3/12/2026	Covers the sale of up to (i) 19,188 shares of Class A common stock, plus (ii) an indeterminate number of shares of Class A common stock issued upon future equity award vesting events.
________________________
(1) On March 7, 2025, the stock trading plan pursuant to Rule 10b5-1, adopted by Mr. Krupka on June 4, 2024, automatically terminated pursuant to its terms.
On February 24, 2025, the stock trading plan pursuant to Rule 10b5-1, adopted by Mr. Morken, our Chief Executive Officer, on March 14, 2024, was terminated.

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

BANDWIDTH INC.

Date:	May 7, 2025	By:	/s/ David A. Morken
David A. Morken
Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2025	By:	/s/ Daryl E. Raiford
Daryl E. Raiford
Chief Financial Officer
(Principal Financial Officer)

Date:	May 7, 2025	By:	/s/ Devin M. Krupka
Devin M. Krupka
Senior Vice President, Corporate Controller
(Principal Accounting Officer)