Form 10-Q
period 2025-06-30
Bandwidth Inc.
filed 2025-07-29
CIK 1514416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of July 25, 2025, 28,183,017 shares of the registrant’s Class A common stock and 1,958,028 shares of the registrant’s Class B common stock were outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BANDWIDTH INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	As of June 30,	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$60,136	$81,812
Marketable securities	8,000	1,975
Accounts receivable, net of allowances	89,158	86,455
Deferred costs	4,410	3,729
Prepaid expenses and other current assets	14,709	13,841
Total current assets	176,413	187,812
Property, plant and equipment, net	178,622	176,823
Operating right-of-use asset, net	153,481	153,601
Intangible assets, net	149,730	145,355
Deferred costs, non-current	3,614	4,355
Other long-term assets	4,437	3,977
Goodwill	356,185	317,243
Total assets	$1,022,482	$989,166
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,292	$28,362
Accrued expenses and other current liabilities	94,196	101,819
Current portion of deferred revenue	8,169	7,031
Operating lease liability, current	3,628	3,111
Current portion of convertible senior notes	7,607	—
Total current liabilities	134,892	140,323
Other liabilities	584	576
Operating lease liability, net of current portion	221,870	219,191
Deferred revenue, net of current portion	6,735	7,955
Deferred tax liability	26,838	27,304
Convertible senior notes	247,025	281,284
Total liabilities	637,944	676,633
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Class A voting common stock: $0.001 par value; 100,000,000 shares authorized; 28,177,204 and 26,588,688 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	28	27
Class B voting common stock: $0.001 par value; 20,000,000 shares authorized; 1,958,028 shares issued and outstanding as of June 30, 2025 and December 31, 2024	2	2
Additional paid-in capital	466,358	435,927
Accumulated deficit	(80,085)	(71,414)
Accumulated other comprehensive loss	(1,765)	(52,009)
Total stockholders’ equity	384,538	312,533
Total liabilities and stockholders’ equity	$1,022,482	$989,166
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Revenue	$180,013	$173,602	$354,254	$344,635
Cost of revenue	108,349	108,773	211,078	214,322

Gross profit	71,664	64,829	143,176	130,313
Operating expenses
Research and development	31,749	28,132	62,381	57,044
Sales and marketing	24,818	26,066	51,274	55,205
General and administrative	18,845	16,705	37,956	34,554
Total operating expenses	75,412	70,903	151,611	146,803

Operating loss	(3,748)	(6,074)	(8,435)	(16,490)
Other (expense) income
Net gain on extinguishment of debt	—	10,267	1,082	10,267
Interest expense, net	(547)	(698)	(1,035)	(65)
Other (expense) income, net	(500)	229	(217)	579
Total other (expense) income	(1,047)	9,798	(170)	10,781

(Loss) income before income taxes	(4,795)	3,724	(8,605)	(5,709)
Income tax (provision) benefit	(136)	331	(66)	531
Net (loss) income	$(4,931)	$4,055	$(8,671)	$(5,178)

Net (loss) income per share:
Basic	$(0.16)	$0.15	$(0.29)	$(0.19)
Diluted	$(0.16)	$(0.17)	$(0.29)	$(0.19)

Numerator used to compute net (loss) income per share:
Basic	$(4,931)	$4,055	$(8,671)	$(5,178)
Diluted	$(4,931)	$(5,043)	$(8,671)	$(5,178)

Weighted average number of common shares outstanding:
Basic	29,889,020	27,079,333	29,438,230	26,786,568
Diluted	29,889,020	29,500,598	29,438,230	26,786,568
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(4,931)	$4,055	$(8,671)	$(5,178)
Other comprehensive income (loss)
Unrealized gain on marketable securities, net of income taxes	1	117	54	126
Foreign currency translation, net of income taxes	34,781	(3,007)	50,190	(12,347)
Total other comprehensive income (loss)	34,782	(2,890)	50,244	(12,221)
Total comprehensive income (loss)	$29,851	$1,165	$41,573	$(17,399)
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

BANDWIDTH INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Class A voting common stock		Class B voting common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Exercises of vested stock options	925	—	—	—	9	—	—	9
Vesting of restricted stock units	1,348,320	1	—	—	—	—	—	1
Equity awards withheld for tax liability	(183,018)	—	—	—	(2,932)	—	—	(2,932)
Unrealized gain on marketable securities	—	—	—	—	—	53	—	53
Foreign currency translation	—	—	—	—	—	15,409	—	15,409
Stock-based compensation	—	—	—	—	24,073	—	—	24,073
Net loss	—	—	—	—	—	—	(3,740)	(3,740)
Balance at March 31, 2025	27,754,915	28	1,958,028	2	457,077	(36,547)	(75,154)	345,406
Exercises of vested stock options	3,928	—	—	—	37	—	—	37
Vesting of restricted stock units	419,088	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(727)	—	—	—	(9)	—	—	(9)
Unrealized gain on marketable securities	—	—	—	—	—	1	—	1
Foreign currency translation	—	—	—	—	—	34,781	—	34,781
Stock-based compensation	—	—	—	—	9,253	—	—	9,253
Net loss	—	—	—	—	—	—	(4,931)	(4,931)
Balance at June 30, 2025	28,177,204	$28	1,958,028	$2	$466,358	$(1,765)	$(80,085)	$384,538
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(8,671)	$(5,178)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	25,818	24,714
Non-cash reduction to the right-of-use asset	1,620	2,007
Amortization of debt discount and issuance costs	709	962
Stock-based compensation	26,120	23,699
Deferred taxes and other	(2,923)	(4,116)
Net gain on extinguishment of debt	(1,082)	(10,267)
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(1,763)	(7,642)
Prepaid expenses and other assets	(1,465)	1,886
Accounts payable	(8,247)	(1,112)
Accrued expenses and other liabilities	(1,490)	3,968
Operating right-of-use liability	12	(2,020)
Net cash provided by operating activities	28,638	26,901
Cash flows from investing activities
Purchase of property, plant and equipment	(10,938)	(7,145)
Capitalized software development costs	(5,364)	(5,843)
Purchase of marketable securities	(10,702)	(31,096)
Proceeds from sales and maturities of marketable securities	4,731	38,312
Proceeds from sale of business	206	469
Net cash used in investing activities	(22,067)	(5,303)
Cash flows from financing activities
Borrowings on line of credit	28,500	65,000
Repayments on line of credit	(28,500)	(25,000)
Payments on finance leases	(30)	(44)
Net cash paid for debt extinguishment	(26,144)	(128,451)
Payment of debt issuance costs	—	(354)
Proceeds from exercises of stock options	46	119
Value of equity awards withheld for tax liabilities	(2,939)	(2,290)
Net cash used in financing activities	(29,067)	(91,020)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	657	(608)
Net decrease in cash, cash equivalents, and restricted cash	(21,839)	(70,030)
Cash, cash equivalents, and restricted cash, beginning of period	82,234	132,307
Cash, cash equivalents, and restricted cash, end of period	$60,395	$62,277

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$60,136	$62,044
Restricted cash included in prepaid expenses and other current assets	259	233
Total cash, cash equivalents, and restricted cash, end of period	$60,395	$62,277

BANDWIDTH INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2025	2024
Supplemental disclosure of cash flow information
Cash received from interest	$(246)	$(762)
Cash paid for taxes, net	$782	$3,020
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,434	$—

Supplemental disclosure of noncash investing and financing activities
Purchase of property, plant and equipment, accrued but not paid	$6,180	$4,459
Purchase of property and equipment through lease incentive	$1,685	$—
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
Marketable Securities
The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. The Company may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies investments with maturities greater than 90 days as marketable securities in the accompanying condensed consolidated balance sheets. The Company evaluates its investments to assess whether the amortized cost basis is in excess of estimated fair value and determines what amount of that difference, if any, is caused by expected credit losses. Allowances for credit losses are recognized as a charge in other (expense) income, net on the condensed consolidated statements of operations, and any remaining unrealized losses are included in accumulated other comprehensive loss on the condensed consolidated balance sheets. Due to the nature and investment grade of the Company’s marketable securities, there were no credit losses recorded for the three and six months ended June 30, 2025. There have been no impairment charges for any unrealized losses during the period.
Accounts Receivable and Current Expected Credit Losses
Accounts receivable are stated at realizable value, net of allowances, which includes an allowance for doubtful accounts and a reserve for expected credit losses. The allowance for doubtful accounts is based on management’s assessment of the collectability of its customer accounts. The Company regularly reviews the composition of the accounts receivable aging, historical credit losses, changes in payment patterns, customer creditworthiness, current economic trends, and reasonable and supportable forecasts about the future. Relevant risk characteristics include customer size and historical loss patterns. Management has evaluated the expected credit losses related to trade accounts receivable and determined that an allowance of approximately $2.1 million and $2.2 million for uncollectible accounts and customer balances that are disputed was required as of June 30, 2025 and December 31, 2024, respectively. Refer to Note 4, “Financial Statement Components” to these condensed consolidated financial statements, for a rollforward of the components of the allowances for the three and six months ended June 30, 2025 and 2024.
The Company includes unbilled receivables in its accounts receivable balance. Generally, these receivables represent earned revenue from services provided to customers, which will be billed in the next billing cycle. All amounts are considered collectible and billable. As of June 30, 2025 and December 31, 2024, unbilled receivables were $49.2 million and $46.8 million, respectively.
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
With regard to customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As of June 30, 2025 and December 31, 2024, no individual customer represented more than 10% of the Company’s accounts receivable, net of allowance for doubtful accounts.
For the three and six months ended June 30, 2025 and 2024, no individual customer represented more than 10% of the Company’s revenue.

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

Notes to Condensed Consolidated Financial Statements (continued)
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value as of June 30, 2025 and December 31, 2024 because of the relatively short duration of these instruments. Marketable securities consist of time deposits and commercial paper not otherwise classified as cash equivalents. All marketable securities are considered to be available-for-sale and are recorded at their estimated fair values. Unrealized gains and losses for available-for-sale securities are recorded in accumulated other comprehensive loss.
The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following tables summarize the Company’s financial assets measured at fair value as of June 30, 2025 and December 31, 2024:

	Amortized cost or carrying value	Unrealized gains	Unrealized losses	Fair value measurements on a recurring basis June 30, 2025
				Level 1	Level 2	Level 3	Total

	(In thousands)
Financial assets:
Cash and cash equivalents:
Money market account	$30,238	$—	$—	$30,238	$—	$—	$30,238
Commercial paper	21,890	—	—	21,890	—	—	21,890
Total included in cash and cash equivalents	52,128	—	—	52,128	—	—	52,128
Marketable securities:
Time deposits	5,000	9	—	5,009	—	—	5,009
Commercial paper	2,941	50	—	2,991	—	—	2,991
Total marketable securities	7,941	59	—	8,000	—	—	8,000
Total financial assets	$60,069	$59	$—	$60,128	$—	$—	$60,128

	Amortized cost or carrying value	Unrealized gains	Unrealized losses	Fair value measurements on a recurring basis December 31, 2024
				Level 1	Level 2	Level 3	Total

	(In thousands)
Financial assets:
Cash and cash equivalents:
Money market account	$57,759	$—	$—	$57,759	$—	$—	$57,759
Commercial paper	18,489	—	—	18,489	—	—	18,489
Total included in cash and cash equivalents	76,248	—	—	76,248	—	—	76,248
Marketable securities:
Commercial paper	1,970	5	—	1,975	—	—	1,975
Total marketable securities	1,970	5	—	1,975	—	—	1,975
Total financial assets	$78,218	$5	$—	$78,223	$—	$—	$78,223

Notes to Condensed Consolidated Financial Statements (continued)
The Company classifies its marketable securities as current assets as they are available for current operating needs. The following table summarizes the contractual maturities of marketable securities as of June 30, 2025:

	Amortized cost	Aggregate fair value

	(In thousands)
Financial assets:
Less than one year	$7,941	$8,000
Total	$7,941	$8,000
As of June 30, 2025, the marketable securities were in an unrealized gain position. The Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. As of June 30, 2025, the Company anticipates that it will recover the entire amortized cost basis of its marketable securities before maturity.
During the three and six months ended June 30, 2025, there were $3.7 million and $4.7 million, respectively, in maturities of marketable securities. During the three and six months ended June 30, 2024, there were $36.9 million and $38.3 million, respectively, in maturities of marketable securities. There were no proceeds from sales of marketable securities for the three and six months ended June 30, 2025 and 2024. The Company determines realized gains and losses on sale of marketable securities using the specific identification method and records such gains and losses in other (expense) income, net on the condensed consolidated statements of operations. Interest earned on marketable securities was $0.1 million for the three and six months ended June 30, 2025, and $0.2 million and $0.6 million for the three and six months ended June 30, 2024, respectively. The interest is recorded in other (expense) income, net, on the accompanying condensed consolidated statements of operations. Accrued interest receivable is recorded in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.
As of June 30, 2025, the fair value of the 2026 Convertible Notes and 2028 Convertible Notes, as further described in Note 8, “Debt,” to these condensed consolidated financial statements, was approximately $7.1 million and $206.3 million, respectively. As of December 31, 2024, the fair value of the 2026 Convertible Notes and the 2028 Convertible Notes was approximately $31.8 million and $199.0 million, respectively. The fair value was determined based on the closing price for the Convertible Notes on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.

4. Financial Statement Components
Accounts receivable, net of allowances consist of the following:

	As of June 30,	As of December 31,
	2025	2024

	(In thousands)
Trade accounts receivable	$41,679	$41,727
Unbilled accounts receivable	49,229	46,795
Allowance for doubtful accounts and reserve for expected credit losses	(2,062)	(2,172)
Other accounts receivable	312	105
Total accounts receivable, net	$89,158	$86,455

Notes to Condensed Consolidated Financial Statements (continued)
Components of the allowance for expected credit losses are as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(In thousands)
Balance, beginning of period	$(2,644)	$(2,508)	$(2,172)	$(1,128)
Charged to credit loss expense, net of reversals	(63)	(419)	(950)	(1,876)
Deductions (1)	746	78	1,206	138
Impact of foreign currency translation	(101)	6	(146)	23
Balance, end of period	$(2,062)	$(2,843)	$(2,062)	$(2,843)
________________________
(1) Write-off of uncollectible accounts after all collection efforts have been exhausted.
Accrued expenses and other current liabilities consisted of the following:

	As of June 30,	As of December 31,
	2025	2024

	(In thousands)
Accrued expense	$69,543	$63,665
Accrued compensation and benefits	13,045	25,992
Accrued sales, use, VAT and telecommunications related taxes	7,019	7,898
Customer deposits	4,064	3,710
Other accrued expenses	525	554
Total accrued expenses and other current liabilities	$94,196	$101,819
5. Leases
The Company primarily leases facilities for office space under non-cancelable operating leases for its U.S. and international locations. As of June 30, 2025, non-cancelable leases expire on various dates between 2025 and 2043, some of which include options to extend the leases for up to 20 years.
On January 1, 2025, the Company commenced a sublease of a portion of its corporate headquarters to Relay, Inc., a Delaware corporation (f/k/a Republic Wireless, Inc.) (“Relay”), a related party. See Note 15, “Related Parties” to these condensed consolidated financial statements, for additional details. The sublease expires on December 31, 2029 and does not include any option to renew or purchase, nor does it include any residual value guarantees. During the three and six months ended June 30, 2025, the Company received approximately $0.3 million and $0.5 million, respectively, in rental payments from Relay under the sublease. As of June 30, 2025, total future minimum rent payments to the Company under this sublease were $10.4 million. For the three and six months ended June 30, 2025, sublease income was $0.5 million and $1.1 million, respectively, and was recorded as an offset to operating lease expense in the Company’s condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (continued)
The components of operating lease expense recorded in the condensed consolidated statements of operations were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(In thousands)
Operating lease cost	$5,788	$5,739	$11,448	$11,769
Sublease income	(545)	—	(1,090)	—
Total net lease cost	$5,243	$5,739	$10,358	$11,769
Other supplemental information related to operating leases were as follows:

	Six months ended June 30,
	2025	2024

Weighted average remaining lease term (in years)	17.75	18.92

Weighted average discount rate	8.75%	8.77%
Maturities of operating lease liabilities were as follows:

As of June 30,
2025

(In thousands)
2025 (remaining)	$11,546
2026	23,132
2027	23,222
2028	23,399
2029	23,818
Thereafter	357,115
Total lease payments	462,232
Less: imputed interest	(236,544)
Less: accrued lease incentive	(190)
Total lease obligations	225,498
Less: current obligations	(3,628)
Long-term lease obligations	$221,870

Notes to Condensed Consolidated Financial Statements (continued)
6. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	As of June 30,	As of December 31,
	2025	2024

	(In thousands)
Furniture and fixtures	$15,964	$15,925
Computer and office equipment	14,690	13,967
Telecommunications equipment	89,117	82,608
Leasehold improvements	79,562	76,054
Software	27,989	24,916
Internal-use software development	40,901	35,499
Automobile	403	447
Land	27,636	27,636
Land Improvements	1,065	1,065
Total cost	297,327	278,117
Less—accumulated depreciation	(118,705)	(101,294)
Total property, plant and equipment, net	$178,622	$176,823
The Company capitalized $2.6 million and $5.5 million of software development costs for the three and six months ended June 30, 2025, respectively, and $2.7 million and $6.3 million for the three and six months ended June 30, 2024, respectively.
Amortization expense related to capitalized software development costs was $1.8 million and $3.1 million for the three months ended June 30, 2025, respectively, and $1.0 million and $2.0 million for the three and six months ended June 30, 2024, respectively.
The Company recognized depreciation expense, which includes amortization of capitalized software development costs, as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(In thousands)
Cost of revenue	$5,160	$4,678	$9,838	$9,456
Research and development	1,739	1,631	3,449	3,228
Sales and marketing	1,181	1,112	2,353	2,248
General and administrative	670	543	1,326	1,085
Total depreciation expense	$8,750	$7,964	$16,966	$16,017

Notes to Condensed Consolidated Financial Statements (continued)
7. Goodwill and Intangible Assets
Goodwill
The change in carrying amount of goodwill was as follows:

Total

(In thousands)
Balance as of December 31, 2024	$317,243
Foreign currency translation adjustments	38,942
Balance as of June 30, 2025	$356,185
Intangible Assets
Intangible assets, net consisted of the following:

	As of June 30,			As of December 31,
	2025			2024

	Gross Amount	Accumulated Amortization	Net Carrying Value	Gross Amount	Accumulated Amortization	Net Carrying Value

	(In thousands)
Customer relationships	$157,050	$(53,076)	$103,974	$145,625	$(44,754)	$100,871
Developed technology	84,623	(39,491)	45,132	75,189	(31,329)	43,860
Other, definite lived	2,828	(2,828)	—	2,828	(2,828)	—
Licenses, indefinite lived	624	—	624	624	—	624
Total intangible assets, net	$245,125	$(95,395)	$149,730	$224,266	$(78,911)	$145,355
The Company recognized amortization expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(In thousands)
Cost of revenue	$2,042	$1,941	$3,939	$3,900
Sales and marketing	2,523	2,395	4,913	4,797
Total amortization expense	$4,565	$4,336	$8,852	$8,697
The remaining weighted average amortization period for definite lived intangible assets is 8.5 years.

Notes to Condensed Consolidated Financial Statements (continued)
Future estimated amortization expense for definite lived intangible assets is as follows:

As of June 30,
2025

(In thousands)
2025 (remaining)	$9,379
2026	18,759
2027	18,759
2028	18,759
2029	18,759
Thereafter	64,691
$149,106

8. Debt
Revolving Credit Facility
In August 2023, the Company entered into a credit agreement (as amended, the “Credit Agreement”) among the Company, as borrower, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent, swingline lender and letters of credit issuer. The Credit Agreement provided for a $50.0 million revolving credit facility (the “Credit Facility”), including a $15.0 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $5.0 million. The Credit Facility has an accordion feature that allows for an increase in the total borrowing size of up to $25.0 million, subject to certain conditions. The Credit Agreement was amended in 2024 to increase the Credit Facility to $150.0 million and increase the swingline sublimit to $10.0 million. The Credit Facility matures on the earlier of (a) May 1, 2029 or (b) the date that is 91 days prior to the scheduled maturity date or mandatory conversion date of any of the Company’s outstanding convertible notes due 2028. The Credit Agreement requires that the Company maintain (a) (i) for each fiscal quarter ending on or prior to June 30, 2025, a consolidated senior secured leverage ratio not to exceed 2.75 to 1.00, and (ii) for each fiscal quarter thereafter, a consolidated senior secured leverage ratio not to exceed 2.50 to 1.00; and (b) a consolidated fixed charge coverage ratio not less than 2.00 to 1.00, in each case tested as of the end of any fiscal quarter. Exceptions to certain customary negative covenants require a pro forma consolidated senior secured leverage ratio of at least 0.50 to 1.00 inside the maximum then-applicable consolidated senior secured leverage ratio, and exceptions to the restriction on additional convertible indebtedness require a pro forma consolidated total leverage ratio over the most recent four fiscal quarters not to exceed 4.50 to 1.00.
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
As of June 30, 2025, unamortized debt issuance costs were $0.8 million, of which $0.2 million were included in prepaid expenses and other current assets and $0.6 million were included in other long-term assets. As of December 31, 2024, unamortized debt issuance costs were $1.0 million, of which $0.2 million were included in prepaid expenses and other current assets and $0.8 million were included in other long-term assets.
As of June 30, 2025, the Company had no outstanding borrowings under the Credit Facility and was in compliance with all financial and non-financial covenants for all periods presented. As of June 30, 2025, the available borrowing capacity under the Credit Facility was $150.0 million.
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
During February 2025, the Company entered into separate, privately negotiated repurchase agreements with a limited number of holders of the 2026 Convertible Notes (the “2025 Repurchases”) to repurchase approximately $27.4 million aggregate principal amount of the 2026 Convertible Notes for an aggregate cash price of approximately $26.1 million. The 2025 Repurchases closed on February 24, 2025. Following the 2025 Repurchases and previous repurchases, approximately $7.6 million aggregate principal amount of the 2026 Convertible Notes remains outstanding. The difference between the consideration used for the 2025 Repurchases and the carrying value of the 2026 Convertible Notes resulted in a gain of $1.1 million recorded within net gain on extinguishment of debt on the Company’s condensed consolidated statements of operations for the six months ended June 30, 2025. The Company had previously entered into capped call transactions with certain financial institutions in connection with the 2026 Convertible Notes. All of these transactions are expected to remain in effect notwithstanding the repurchases.

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
During the three and six months ended June 30, 2025, the conditions allowing the holders of the 2026 Convertible Notes and the 2028 Convertible Notes to convert were not met. The Convertible Notes may be convertible thereafter if one or more of the conversion conditions specified in each respective Notes Indenture are satisfied during future measurement periods. The Company classifies the 2026 Convertible Notes as a current liability and the 2028 Convertible Notes as a long-term liability in its condensed consolidated balance sheets as of June 30, 2025, based on contractual settlement provisions.
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
The net carrying amount of the liability components of the Convertible Notes were as follows:

	As of June 30,	As of December 31,
	2025	2024

2026 Convertible Notes:	(In thousands)
Principal	$7,633	$35,000
Unamortized debt issuance costs	(26)	(205)
2026 Convertible Notes net carrying amount	7,607	34,795

2028 Convertible Notes:
Principal	250,000	250,000
Unamortized debt issuance costs	(2,975)	(3,511)
2028 Convertible Notes net carrying amount	247,025	246,489
Total net carrying amount	$254,632	$281,284
The following table sets forth the interest expense recognized related to the Convertible Notes:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

2026 Convertible Notes:	(In thousands)
Contractual interest expense	$5	$88	$26	$197
Amortization of debt issuance costs	10	116	40	333
Total interest expense related to the 2026 Convertible Notes	15	204	66	530

2028 Convertible Notes:
Contractual interest expense	313	313	626	626
Amortization of debt issuance costs	268	268	536	536
Total interest expense related to the 2028 Convertible Notes	581	581	1,162	1,162
Total interest expense	$596	$785	$1,228	$1,692

Notes to Condensed Consolidated Financial Statements (continued)
Capped Calls
In connection with the offering of the 2026 Convertible Notes and the 2028 Convertible Notes, the Company entered into privately negotiated capped call transactions with certain counterparties (the “2026 Capped Calls” and the “2028 Capped Calls,” respectively and, collectively, the “Capped Calls”). The initial strike price of the Capped Calls corresponds to the initial conversion price of the 2026 Convertible Notes and the 2028 Convertible Notes. The Capped Calls are generally intended to reduce or offset the potential dilution to the Class A common stock upon any conversion of the 2026 Convertible Notes and 2028 Convertible Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The Capped Calls expire on the earlier of (i) the last day on which any convertible securities remain outstanding and (ii) March 1, 2026 for the 2026 Capped Calls and April 1, 2028 for the 2028 Capped Calls, subject to earlier exercise. The Capped Calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including changes in law, insolvency filings, and hedging disruptions. The Capped Call transactions are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost to purchase the Capped Calls was recorded as a reduction to additional paid-in capital in the accompanying condensed consolidated balance sheets.
The following table sets forth key terms and costs incurred for the Capped Calls related to the Convertible Notes as of June 30, 2025:

	2026 Convertible Notes	2028 Convertible Notes

	(In thousands, except share and per share amounts)
Initial approximate strike price per share, subject to certain adjustments	$91.03	$179.27
Initial cap price per share, subject to certain adjustments	$137.40	$260.76
Net costs incurred	$43,320	$25,500
Class A common stock covered, subject to anti-dilution adjustments	83,854	1,394,525
All of the Capped Calls were outstanding as of June 30, 2025.

9. Revenue
Geographic Information
The following table summarizes the Company’s revenue by geographic region, which is apportioned based on the destination of the service:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(In thousands)
United States	$156,554	$151,508	$308,346	$300,970
International	23,459	22,094	45,908	43,665
Total	$180,013	$173,602	$354,254	$344,635

For the three and six months ended June 30, 2025 and 2024, no country outside of the United States represented 10% or more of the Company’s total revenues.

Notes to Condensed Consolidated Financial Statements (continued)
The following table summarizes the Company’s long-lived assets by geographic region:

	As of June 30,	As of December 31,
	2025	2024

	(In thousands)
United States	$326,367	$326,634
International	5,736	3,790
Total	$332,103	$330,424
Contract Assets and Liabilities
The following table provides information about the Company’s receivables and contract liabilities from contracts with customers:

	As of June 30,	As of December 31,
	2025	2024

	(In thousands)
Receivables (1)	$89,158	$86,455
Contract liabilities (2)	14,904	14,986
________________________
(1) Included in accounts receivable, net of allowances on the consolidated balance sheets.
(2) Included in current portion of deferred revenue and deferred revenue, net of current portion on the consolidated balance sheets.

During the three and six months ended June 30, 2025, the Company recognized revenue of $1.6 million and $3.6 million, respectively, that was included in the deferred revenue balances at the beginning of the year. The Company expects to recognize $8.2 million in revenue over the next 12 months related to its contract liabilities as of June 30, 2025.

10. Stockholders’ Equity
The Company had reserved shares of Class A common stock for issuance under stock-based award agreements as follows:

	As of June 30,	As of December 31,
	2025	2024
Stock options issued and outstanding	73,858	79,238
Nonvested restricted stock units issued and outstanding	3,413,832	4,364,486
Stock-based awards available for grant under the 2017 Plan	7,074,715	1,878,290
Total	10,562,405	6,322,014

Notes to Condensed Consolidated Financial Statements (continued)
11. Stock-Based Compensation
Stock Options
The following summarizes the stock option activity for the six months ended June 30, 2025:

	Number of options outstanding	Weighted- average exercise price (Per share)	Weighted- average remaining contract life (In years)	Aggregate intrinsic value (In thousands)
Outstanding as of December 31, 2024	79,238	$13.31	2.12	$377
Granted	—	—
Exercised	(4,853)	9.50
Forfeited or expired	(527)	9.43
Outstanding as of June 30, 2025	73,858	$13.59	1.74	$285

Options vested and exercisable at June 30, 2025	73,858	$13.59	1.74	$285
Options vested and expected to vest as of June 30, 2025	73,858	$13.59	1.74	$285
As of June 30, 2025, the Company had no unrecognized compensation cost related to non-vested stock options. All outstanding stock options were fully vested prior to December 31, 2022.
Restricted Stock Units
The following summarizes the restricted stock unit (“RSU”) activity for the six months ended June 30, 2025:

	Number of awards outstanding	Weighted-average grant date fair value (Per share)
Nonvested RSUs as of December 31, 2024	4,364,486	$19.25
Granted	1,099,690	15.81
Vested	(1,767,408)	18.99
Forfeited	(282,936)	18.28
Nonvested RSUs as of June 30, 2025	3,413,832	$18.33
As of June 30, 2025, total unrecognized compensation cost related to non-vested RSUs was $51.5 million, which will be amortized over a weighted-average period of 1.86 years.

Notes to Condensed Consolidated Financial Statements (continued)
Stock-Based Compensation Expense
The Company recognized total stock-based compensation expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(In thousands)
Cost of revenue	$530	$375	$1,055	$771
Research and development	5,524	4,684	11,081	10,000
Sales and marketing	1,867	2,105	4,141	4,270
General and administrative	4,624	4,196	9,843	8,658
Total	$12,545	$11,360	$26,120	$23,699

12. Commitments and Contingencies
Operating Leases
The Company leases office space under non-cancelable operating lease agreements that expire on various dates through July 2043. As of June 30, 2025, the Company has $462.2 million in future minimum rent payments for its current office space. See Note 5, “Leases,” to the condensed consolidated financial statements, for additional details on the Company’s operating lease commitments.
Contractual Obligations
As of June 30, 2025, the Company has $18.3 million in non-cancellable purchase obligations, consisting of primarily network equipment maintenance and software license contracts, of which $6.9 million will be fulfilled within one year.
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
Significant expenses within net (loss) income include cost of revenue, research and development, sales and marketing, and general and administrative expenses, which are each separately presented on the Company’s condensed consolidated statements of operations. Other segment items within net (loss) income include net gain on extinguishment of debt, interest expense, net, other (expense) income, net, and income tax (provision) benefit.

14. Income Taxes
At the end of each interim reporting period, the Company determines the income tax provision by using an estimate of the annual effective tax rate, adjusted for discrete items occurring in the quarter. The effective income tax rate reflects the effect of federal, international, and state income taxes and the permanent impacts of differences in book and tax accounting.
The Company’s effective tax rate was (2.8)% and (0.8)% for the three and six months ended June 30, 2025, respectively, and (8.9)% and 9.3% for the three and six months ended June 30, 2024, respectively. For the three months ended June 30, 2025, the effective tax rate increased from the three months ended June 30, 2024, primarily due to the valuation allowance in the U.S. and a decreased tax benefit from operating losses outside of the U.S., where tax benefits are not offset by a valuation allowance. For the six months ended June 30, 2025, the unfavorable change in the effective tax rate associated with the increased tax expense, as compared to the six months ended June 30, 2024, is primarily due to the valuation allowance in the U.S. and a decreased tax benefit from operating losses outside of the U.S., where tax benefits are not offset by a valuation allowance.
The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company primarily considered its historic performance, the nature of its deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. Based on an analysis of these factors, the Company determined that as of June 30, 2025, a valuation allowance against U.S. federal and state deferred tax assets was required.
The Company’s effective tax rate for the three and six months ended June 30, 2025 differed from the federal statutory tax rate of 21% in the U.S. primarily due to a valuation allowance recorded against U.S. federal and state net deferred tax assets.

15. Related Parties
On April 20, 2015, the Company created a wholly owned subsidiary, Relay. On November 30, 2016, the Company completed a pro-rata distribution of the common stock of Relay to its stockholders of record as of the close of business. Due to the level of ownership of the Company’s CEO in Relay, Relay is considered a related party to the Company. See Note 5, “Leases” to these condensed consolidated financial statements, for details of the related party transaction.

Notes to Condensed Consolidated Financial Statements (continued)
16. Basic and Diluted (Loss) Income per Common Share
Basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is computed by giving effect to all potential shares of common stock, including stock options and stock related to unvested restricted stock awards. The Company is in a net loss position for the three and six months ended June 30, 2025 and for the six months ended June 30, 2024, and therefore diluted shares equals basic shares.
The components of basic and diluted (loss) income per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(In thousands, except share and per share amounts)
Earnings per share
Net (loss) income attributable to common stockholders	$(4,931)	$4,055	$(8,671)	$(5,178)
Net (loss) income per share
Basic	$(0.16)	$0.15	$(0.29)	$(0.19)
Diluted	$(0.16)	$(0.17)	$(0.29)	$(0.19)
Numerator used to compute net (loss) income per share:
Basic	$(4,931)	$4,055	$(8,671)	$(5,178)
Net gain on extinguishment of debt, net of taxes	—	(9,850)	—	—
Interest expense on convertible notes, net of taxes	—	752	—	—
Diluted	$(4,931)	$(5,043)	$(8,671)	$(5,178)
Weighted average number of common shares outstanding
Basic	29,889,020	27,079,333	29,438,230	26,786,568
Convertible debt conversion	—	2,421,265	—	—
Diluted	29,889,020	29,500,598	29,438,230	26,786,568
The following common share equivalents were excluded from the weighted average shares used to calculate diluted net (loss) income per common share because their effects would have been anti-dilutive:

	Six months ended June 30,
	2025	2024
Stock options issued and outstanding	73,858	85,006
Restricted stock units issued and outstanding	3,413,832	4,356,880
Convertible senior notes	1,568,075	2,869,144
Total	5,055,765	7,311,030

Notes to Condensed Consolidated Financial Statements (continued)
17. Subsequent Events
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States, making permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. In accordance with ASC 740, Income Taxes, the Company recognizes the effects of changes in tax rates and laws in the period the legislation is enacted. The Company is currently evaluating the provisions of the OBBBA and assessing its potential effects on its financial position, results of operations, and cash flows, including the expected tax benefits that may arise from the implementation of this new law. The results of this evaluation are expected to be reflected in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025.

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
For the three months ended June 30, 2025 and 2024, total revenue was $180 million and $174 million, respectively, representing an increase of 4% between periods. For the three months ended June 30, 2025 and 2024, net loss was $5 million and net income was $4 million, respectively. For the six months ended June 30, 2025 and 2024, total revenue was $354 million and $345 million, respectively, representing an increase of 3% between periods. For the six months ended June 30, 2025 and 2024, net loss was $9 million and $5 million, respectively.

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
The difference between the consideration used for the 2025 Repurchases and the carrying value of the 2026 Convertible Notes resulted in a gain of $1 million recorded within net gain on extinguishment of debt on our condensed consolidated statements of operations for the six months ended June 30, 2025.

Key Performance Indicator
We monitor the following key performance indicator to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.
Net Retention Rate
We believe net retention rate is useful in evaluating our business. For the three months ended June 30, 2025 and 2024, the net retention rate was 112% and 111%, respectively.
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

Management’s Discussion and Analysis
For the three months ended June 30, 2025 and 2024, we generated 73% of our cloud communications revenue from reoccurring sources. For the six months ended June 30, 2025 and 2024, we generated 73% and 74%, respectively, of our cloud communications revenue from reoccurring sources. The large bulk of our remaining cloud communications revenue is generated from recurring monthly charges.
We recognize accounts receivable at the time the customer is invoiced. Additionally, we record a receivable for unbilled revenue if services have been delivered and are billable in subsequent periods. Unbilled revenue made up 55% of outstanding accounts receivable, net of allowances, as of June 30, 2025 and 2024.
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
Income Taxes
For the three months ended June 30, 2025 and 2024, our effective tax rate was (2.8)% and (8.9)% respectively. The increase in the effective tax rate from 2024 to 2025 is primarily due to the valuation allowance in the U.S. and a decreased tax benefit from operating losses outside of the U.S., where tax benefits are not offset by a valuation allowance. For the six months ended June 30, 2025 and 2024, our effective tax rate was (0.8)% and 9.3% respectively. The unfavorable change in the effective tax rate associated with the increased tax expense as compared to the six months ended June 30, 2024, is primarily due to the valuation allowance in the U.S. and a decreased tax benefit from operating losses outside of the U.S., where tax benefits are not offset by a valuation allowance.
Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of June 30, 2025, we continue to maintain a valuation allowance against our U.S. federal and state net deferred tax assets.

Management’s Discussion and Analysis
Results of Operations
The following table sets forth selected condensed consolidated statements of operations data for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(In thousands)
Revenue	$180,013	$173,602	$354,254	$344,635
Cost of revenue	108,349	108,773	211,078	214,322
Gross profit	71,664	64,829	143,176	130,313
Operating expenses
Research and development	31,749	28,132	62,381	57,044
Sales and marketing	24,818	26,066	51,274	55,205
General and administrative	18,845	16,705	37,956	34,554
Total operating expenses	75,412	70,903	151,611	146,803
Operating loss	(3,748)	(6,074)	(8,435)	(16,490)
Other (expense) income, net
Net gain on extinguishment of debt	—	10,267	1,082	10,267
Interest expense, net	(547)	(698)	(1,035)	(65)
Other (expense) income, net	(500)	229	(217)	579
Total other (expense) income, net	(1,047)	9,798	(170)	10,781
(Loss) income before income taxes	(4,795)	3,724	(8,605)	(5,709)
Income tax (provision) benefit	(136)	331	(66)	531
Net (loss) income	$(4,931)	$4,055	$(8,671)	$(5,178)
The following table sets forth selected condensed consolidated statements of operations data as a percentage of our total revenue for the periods presented. *

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Cost of revenue	60%	63%	60%	62%
Gross profit	40%	37%	40%	38%
Operating expenses
Research and development	18%	16%	18%	17%
Sales and marketing	14%	15%	14%	16%
General and administrative	10%	10%	11%	10%
Total operating expenses	42%	41%	43%	43%
Operating loss	(2)%	(3)%	(2)%	(5)%
Other (expense) income, net
Net gain on extinguishment of debt	—%	6%	—%	3%
Interest expense, net	—%	—%	—%	—%
Other (expense) income, net	—%	—%	—%	—%
Total other (expense) income, net	(1)%	6%	—%	3%
(Loss) income before income taxes	(3)%	2%	(2)%	(2)%
Income tax (provision) benefit	—%	—%	—%	—%
Net (loss) income	(3)%	2%	(2)%	(2)%
(*) Columns may not foot due to rounding.

Management’s Discussion and Analysis
Comparison of the three months ended June 30, 2025 and 2024
Revenue

	Three months ended June 30,
	2025	2024	Change

	(Dollars in thousands)
Cloud communications	$135,857	$128,365	$7,492	6%
Messaging surcharges	44,156	45,237	(1,081)	(2)%
Revenue	$180,013	$173,602	$6,411	4%
For the three months ended June 30, 2025, our cloud communications revenue increased by $7 million, or 6%, compared with the same period in 2024. Within cloud communications revenue, our Global Voice Plans revenue grew by 7% and was driven by higher voice traffic on our network. Our Programmable Messaging revenue decreased by 5% largely from lower political messaging activity following the U.S. presidential election in November 2024. Our Enterprise Voice revenue grew by 29%, reflecting strong momentum as our Maestro platform’s flexibility and vendor-agnostic UCaaS/CCaaS strategy continue to attract new customers.
For the three months ended June 30, 2025, our messaging surcharges revenue decreased by $1 million, or 2%, compared with the same period in 2024. This decline was primarily driven by lower political messaging activity following the U.S. presidential election in November 2024.
For the three months ended June 30, 2025, our average annual customer revenue was $0.2 million, which increased less than $0.1 million compared with the same period in 2024, as a result of our strategy to attract and retain larger customers who provide revenue scale and enhanced profitability.
Cost of Revenue and Gross Margin

	Three months ended June 30,
	2025	2024	Change

	(Dollars in thousands)
Cost of revenue	$108,349	$108,773	$(424)	—%
Gross profit	$71,664	$64,829	$6,835	11%
Total gross margin	40%	37%
For the three months ended June 30, 2025, total cost of revenue decreased by less than $1 million, compared with the same period in 2024, driven by lower messaging cost of revenue of $2 million from less political messaging following the 2024 U.S. presidential election. The combination of changes in total revenue and total cost of revenue yielded an increase in total gross profit of $7 million, or 11% from the same period in 2024, driven by ongoing efficiencies and improved unit economics as we successfully scale larger volumes of voice traffic on our network.
For the three months ended June 30, 2025, our total gross margin percentage of 40% increased by 3%, compared with the same period in 2024, driven by lower pass-through messaging surcharges within the total revenue mix.

Management’s Discussion and Analysis
Operating Expenses

	Three months ended June 30,
	2025	2024	Change

	(Dollars in thousands)
Research and development	$31,749	$28,132	$3,617	13%
Sales and marketing	24,818	26,066	(1,248)	(5)%
General and administrative	18,845	16,705	2,140	13%
Total operating expenses	$75,412	$70,903	$4,509	6%
As a percentage of revenue, total operating expenses for the three months ended June 30, 2025 and 2024 were 42% and 41%, respectively.
For the three months ended June 30, 2025, research and development expenses increased by $4 million, or 13%, compared with the same period in 2024. This increase was primarily due to higher headcount expenses in support of our expanding research and development capabilities.
For the three months ended June 30, 2025, sales and marketing expenses decreased by $1 million, or 5%, compared with the same period in 2024, primarily due to lower headcount expenses from our resource optimization efforts.
For the three months ended June 30, 2025, general and administrative expenses increased by $2 million, or 13%, compared with the same period in 2024, driven by higher headcount expenses in connection with ongoing operational support needs.
Interest Expense, Net
For the three months ended June 30, 2025, interest expense, net of interest income decreased by less than $1 million compared with the same period in 2024, primarily from the timing effects of cash utilized to fund the separate, privately negotiated repurchase agreements with a limited number of holders of the 2026 Convertible Notes to repurchase approximately $140 million aggregate principal amount of the 2026 Convertible Notes for an aggregate cash price of approximately $128 million (the “2024 Repurchases”) in May 2024 and the 2025 Repurchases in February 2025.
Income Tax (Provision) Benefit
For the three months ended June 30, 2025, we recognized an income tax expense of less than $1 million, an increase of less than $1 million compared with the same period in 2024. The resulting effective tax rate for the three months ended June 30, 2025 was (2.8)%, compared with (8.9)% in 2024.
For the three months ended June 30, 2025, the effective tax rate of (2.8)% differed from the federal statutory rate of 21% in the U.S. primarily due to the valuation allowance recorded against our U.S. federal and state net deferred tax assets.

Management’s Discussion and Analysis
Most of the permanent tax adjustments within our effective tax rate are offset by a valuation allowance. These adjustments include state taxes, federal research tax credits under Section 41 of the Code, equity compensation in the U.S. and other non-deductible expenditures in the U.S. Excluding the impact of the valuation allowance, we realized an estimated state effective tax rate of 4.3% for the three months ended June 30, 2025. In addition, exclusive of the valuation allowance, we continue to generate income tax benefits in the current period related to income tax credits recognized for qualified research activities in the U.S. The applicable federal tax laws and regulations define qualified research activities as research and development activities conducted in the U.S. that involve a process of experimentation designed to discover new information intended to develop a new or improved business component. Absent the valuation allowance, equity compensation also impacts the effective tax rate to the extent the income tax deduction exceeds or is below the related book expense, as required under ASC 718-740-35-2. Other U.S. non-deductible expenses that are offset by the valuation allowance consist primarily of non-deductible executive compensation under Section 162(m) of the Code.
Permanent tax adjustments within our effective tax rate that are not offset by the valuation allowance include federal and state tax payables, foreign tax benefits and foreign rate differentials. As we continue to scale our international business, any changes to foreign business activity may impact our effective tax rate in the future.
We continue to expect recurring changes to the valuation allowance as deferred tax assets within the U.S. increase or decrease in subsequent periods. We will maintain a valuation allowance against all U.S. federal and state deferred tax assets until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized.
Comparison of the six months ended June 30, 2025 and 2024
Revenue

	Six months ended June 30,
	2025	2024	Change

	(Dollars in thousands)
Cloud communications	$269,315	$256,850	$12,465	5%
Messaging surcharges	84,939	87,785	(2,846)	(3)%
Revenue	$354,254	$344,635	$9,619	3%
For the six months ended June 30, 2025, our cloud communications revenue increased by $12 million, or 5%, compared with the same period in 2024. Within cloud communications revenue, our Global Voice Plans revenue grew by 5% and was driven by higher voice traffic on our network. Our Programmable Messaging revenue decreased by 4% largely from reduced political messaging activity following the U.S. presidential election in November 2024. Our Enterprise Voice revenue grew by 27%, reflecting strong momentum as our Maestro platform’s flexibility and vendor-agnostic UCaaS/CCaaS strategy continue to attract new customers.
For the six months ended June 30, 2025, our messaging surcharges revenue decreased by $3 million, or 3%, compared with the same period in 2024. This decline was primarily driven by lower political messaging activity following the U.S. presidential election in November 2024.
For the six months ended June 30, 2025, our average annual customer revenue was $0.2 million, which increased less than $0.1 million compared with the same period in 2024, as a result of our strategy to attract and retain larger customers who provide revenue scale and enhanced profitability.

Management’s Discussion and Analysis
Cost of Revenue and Gross Margin

	Six months ended June 30,
	2025	2024	Change

	(Dollars in thousands)
Cost of revenue	$211,078	$214,322	$(3,244)	(2)%
Gross profit	$143,176	$130,313	$12,863	10%
Total gross margin	40%	38%
For the six months ended June 30, 2025, total cost of revenue decreased by $3 million compared with the same period in 2024, driven by lower messaging cost of revenue of $5 million from less political messaging following the 2024 U.S. presidential election. The combination of changes in total revenue and total cost of revenue yielded an increase in total gross profit of $13 million, or 10%, from the same period in 2024, driven by ongoing efficiencies and improved unit economics as we successfully scale larger volumes of voice traffic on our network.
For the six months ended June 30, 2025, our total gross margin percentage of 40% increased by 2% compared with the same period in 2024, driven by lower pass-through messaging surcharges within the total revenue mix.
Operating Expenses

	Six months ended June 30,
	2025	2024	Change

	(Dollars in thousands)
Research and development	$62,381	$57,044	$5,337	9%
Sales and marketing	51,274	55,205	(3,931)	(7)%
General and administrative	37,956	34,554	3,402	10%
Total operating expenses	$151,611	$146,803	$4,808	3%
As a percentage of revenue, total operating expenses for the six months ended June 30, 2025 and 2024 were 43%.
For the six months ended June 30, 2025, research and development expenses increased by $5 million, or 9%, compared with the same period in 2024. This increase was primarily due to higher headcount expenses in support of our expanding research and development capabilities.
For the six months ended June 30, 2025, sales and marketing expenses decreased by $4 million, or 7%, compared with the same period in 2024, primarily due to lower headcount expenses from our resource optimization efforts.
For the six months ended June 30, 2025, general and administrative expenses increased by $3 million, or 10%, compared with the same period in 2024, driven by higher headcount expenses in connection with ongoing operational support needs.
Interest Expense, Net
For the six months ended June 30, 2025, interest expense, net of interest income increased by $1 million, compared with the same period in 2024, primarily from less interest income resulting from cash being utilized to fund the 2024 Repurchases in May 2024 and the 2025 Repurchases in February 2025.

Management’s Discussion and Analysis
Income Tax (Provision) Benefit
For the six months ended June 30, 2025, we recognized an income tax expense of less than $1 million, an increase of less than $1 million, compared with the same period in 2024. The resulting effective tax rate for the six months ended June 30, 2025 was (0.8)%, compared with 9.3% in 2024.
For the six months ended June 30, 2025, the effective tax rate of (0.8)% differed from the federal statutory rate of 21% in the U.S. primarily due to the valuation allowance recorded against our U.S. federal and state net deferred tax assets.
Most of the permanent tax adjustments within our effective tax rate are offset by a valuation allowance. These adjustments include state taxes, federal research tax credits under Section 41 of the Code, equity compensation in the U.S. and other non-deductible expenditures in the U.S. Excluding the impact of the valuation allowance, we realized an estimated state effective tax rate of 4.3% for the six months ended June 30, 2025. In addition, exclusive of the valuation allowance, we continue to generate income tax benefits in the current period related to income tax credits recognized for qualified research activities in the U.S. The applicable federal tax laws and regulations define qualified research activities as research and development activities conducted in the U.S. that involve a process of experimentation designed to discover new information intended to develop a new or improved business component. Absent the valuation allowance, equity compensation also impacts the effective tax rate to the extent the income tax deduction exceeds or is below the related book expense, as required under ASC 718-740-35-2. Other U.S. non-deductible expenses that are offset by the valuation allowance consist primarily of non-deductible executive compensation under Section 162(m) of the Code.
Permanent tax adjustments within our effective tax rate that are not offset by the valuation allowance include federal and state tax payables, foreign tax benefits and foreign rate differentials. As we continue to scale our international business, any changes to foreign business activity may impact our effective tax rate in the future.
We continue to expect recurring changes to the valuation allowance as deferred tax assets within the U.S. increase or decrease in subsequent periods. We will maintain a valuation allowance against all U.S. federal and state deferred tax assets until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized.
Liquidity and Capital Resources
Our liquidity is provided by our cash flow from operations less expenditures for capital equipment, and supplemented by financing activities from time to time. Our cash flow from operations is driven by monthly payments from customers for communication services consumed during the period. Our primary uses of cash include operating costs, such as fees paid to other network service providers, network operations costs, personnel costs and facility expenses, as well as the purchase of property, plant and equipment to support growth on our communications platform. As of June 30, 2025, we had cash and cash equivalents of $60 million and marketable securities of $8 million.
In August 2023, we entered into a credit agreement (as amended to date, the “Credit Agreement”), among the Company, as borrower, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent, swingline lender and letters of credit issuer, which provides for a $150.0 million revolving credit facility (the “Credit Facility”). As of June 30, 2025, we had no outstanding borrowings under the Credit Facility and the available borrowing capacity was $150 million. See Note 8, “Debt,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding the Credit Agreement, including a summary of the current terms of the Credit Facility.

Management’s Discussion and Analysis
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
Our principal future commitments consist of (i) an aggregate of $258 million in Convertible Notes, (ii) $462 million in future minimum rent payments for our current office space, including a $456 million non-cancelable lease for our new corporate headquarters, which commenced in the third quarter of 2023 and which will continue for an initial twenty (20) year term, and (iii) $18 million in non-cancelable purchase obligations and future minimum payments under contracts to various service providers. For additional information on these future contractual obligations, see Note 8, “Debt,” and Note 12, “Commitments and Contingencies,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Cash Flows
The table below summarizes our cash flow information for the periods presented:

	Six months ended June 30,
	2025	2024

	(In thousands)
Net cash provided by operating activities	$28,638	$26,901
Net cash used in investing activities	(22,067)	(5,303)
Net cash used in financing activities	(29,067)	(91,020)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	657	(608)
Net decrease in cash, cash equivalents, and restricted cash	$(21,839)	$(70,030)

Management’s Discussion and Analysis
Cash Flows from Operating Activities
For the six months ended June 30, 2025, net cash provided by operating activities was $29 million and was generated by our aggregate results of $42 million during the period, net of (1) non-cash items comprising depreciation and amortization, non-cash reduction to the right-of-use asset, amortization of debt discount and issuance costs, stock-based compensation, deferred taxes and other, net gain on extinguishment of debt and (2) a $13 million cash outflow from lower operating liabilities and higher operating assets. Within operating liabilities, the net cash used as a result of lower accounts payable of $8 million during the six months ended June 30, 2025, was primarily driven by the timing of payments. Within operating assets, the net cash used as a result of higher accounts receivable of $2 million during the six months ended June 30, 2025, was driven by higher unbilled receivables balances arising from higher usage amounts in the last month of the quarter ended June 30, 2025.
Cash Flows from Investing Activities
For the six months ended June 30, 2025 net cash used in investing activities was $22 million. Cash used in investing activities was primarily driven by (1) cash used for the purchase of property, plant and equipment of $11 million and cash used for capitalized software development costs of $5 million, driven by investments in the communications platform, and (2) cash used for purchases of marketable securities, net of maturities, of $6 million from diversifying into higher yielding investments.
Cash Flows from Financing Activities
For the six months ended June 30, 2025, net cash used in financing activities was $29 million, consisting primarily of $26 million of cash used to complete the 2025 Repurchases.

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

Management’s Discussion and Analysis
The following table shows a reconciliation of gross profit to non-GAAP gross profit and gross profit margin to non-GAAP gross margin for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(Dollars in thousands)
Gross Profit	$71,664	$64,829	$143,176	$130,313
Gross Profit Margin %	40%	37%	40%	38%
Depreciation	5,160	4,678	9,838	9,456
Amortization of acquired intangible assets	2,042	1,941	3,939	3,900
Stock-based compensation	530	375	1,055	771
Non-GAAP Gross Profit	$79,396	$71,823	$158,008	$144,440
Non-GAAP Gross Margin % (1)	58%	56%	59%	56%
________________________
(1) Calculated by dividing Non-GAAP gross profit by cloud communications revenue of $136 million and $269 million for the three and six months ended June 30, 2025, respectively, and $128 million and $257 million for the three and six months ended June 30, 2024, respectively.
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

Management’s Discussion and Analysis

The following table shows a reconciliation of net (loss) income to non-GAAP net income and net (loss) income per share to non-GAAP net income per non-GAAP share for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(In thousands, except share and per share amounts)
Net (loss) income	$(4,931)	$4,055	$(8,671)	$(5,178)
Stock-based compensation	12,545	11,360	26,120	23,699
Amortization of acquired intangibles	4,565	4,336	8,852	8,697
Amortization of debt discount and issuance costs for convertible debt	278	384	576	869
Net cost associated with early lease terminations and leases without economic benefit	—	877	—	2,033
Net gain on extinguishment of debt	—	(10,267)	(1,082)	(10,267)
Non-recurring items not indicative of ongoing operations and other (1)	278	49	817	129
Estimated tax effects of adjustments (2)	(905)	(2,075)	(3,652)	(3,443)
Non-GAAP net income	$11,830	$8,719	$22,960	$16,539
Interest expense on Convertible Notes (3)	238	300	488	617
Numerator used to compute Non-GAAP diluted net income per share	$12,068	$9,019	$23,448	$17,156

Net (loss) income per share
Basic	$(0.16)	$0.15	$(0.29)	$(0.19)
Diluted	$(0.16)	$(0.17)	$(0.29)	$(0.19)

Non-GAAP net income per Non-GAAP share
Basic	$0.40	$0.32	$0.78	$0.62
Diluted	$0.38	$0.29	$0.74	$0.55

Weighted average number of shares outstanding
Basic	29,889,020	27,079,333	29,438,230	26,786,568
Diluted	29,889,020	29,500,598	29,438,230	26,786,568

Non-GAAP basic shares	29,889,020	27,079,333	29,438,230	26,786,568
Convertible debt conversion	1,478,379	2,421,265	1,568,075	2,869,144
Stock options issued and outstanding	14,988	28,513	19,471	30,108
Nonvested RSUs outstanding	—	1,284,862	482,045	1,260,376
Non-GAAP diluted shares	31,382,387	30,813,973	31,507,821	30,946,196
________________________
(1) Non-recurring items not indicative of ongoing operations and other include (i) $0.2 million of losses on disposals of property, plant and equipment during the three and six months ended June 30, 2025, (ii) $0.1 million of losses on sale of business during the three and six months ended June 30, 2025, (iii) $0.5 million of nonrecurring litigation expense during the six months ended June 30, 2025, and (iv) less than $0.1 million and $0.1 million of losses on disposals of property, plant and equipment during the three and six months ended June 30, 2024, respectively.

Management’s Discussion and Analysis
(2) The estimated tax-effect of adjustments is determined by recalculating the tax provision on a Non-GAAP basis. The Non-GAAP effective income tax rate was 13.9% and 15.0% for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025, the Non-GAAP effective income tax rate differed from the federal statutory tax rate of 21% in the U.S. primarily due to the research and development tax credits generated in 2025. We analyze the Non-GAAP valuation allowance position on a quarterly basis. As of June 30, 2025, we have no valuation allowance against our deferred tax assets for Non-GAAP purposes.
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

Management’s Discussion and Analysis
The following table shows a reconciliation of net (loss) income to Adjusted EBITDA for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(In thousands)
Net (loss) income	$(4,931)	$4,055	$(8,671)	$(5,178)
Income tax provision (benefit)	136	(331)	66	(531)
Interest expense, net	547	698	1,035	65
Depreciation	8,750	7,964	16,966	16,017
Amortization	4,565	4,336	8,852	8,697
Stock-based compensation	12,545	11,360	26,120	23,699
Net cost associated with early lease terminations and leases without economic benefit	—	877	—	2,033
Net gain on extinguishment of debt	—	(10,267)	(1,082)	(10,267)
Non-recurring items not indicative of ongoing operations and other (1)	278	49	817	129
Adjusted EBITDA	$21,890	$18,741	$44,103	$34,664
________________________
(1) Non-recurring items not indicative of ongoing operations and other include (i) $0.2 million of losses on disposals of property, plant and equipment during the three and six months ended June 30, 2025, (ii) $0.1 million of losses on sale of business during the three and six months ended June 30, 2025, (iii) $0.5 million of nonrecurring litigation expense during the six months ended June 30, 2025, and (iv) less than $0.1 million and $0.1 million of losses on disposals of property, plant and equipment during the three and six months ended June 30, 2024, respectively.
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
The following table presents free cash flow for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(In thousands)
Net cash provided by operating activities	$31,721	$24,436	$28,638	$26,901
Net cash used in investing in capital assets (1)	(6,090)	(6,116)	(16,302)	(12,988)
Free cash flow	$25,631	$18,320	$12,336	$13,913
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
Interest Rate Risk
We had cash and cash equivalents of $60 million and marketable securities of $8 million as of June 30, 2025, which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of interest bearing checking and direct deposit accounts, and money market accounts. Marketable securities consist of commercial paper not otherwise classified as cash equivalents. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short‑term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Interest on borrowings under our Credit Facility accrues at an annual rate tied to a base rate or the SOFR, at our election. Under the terms of the Credit Agreement, loans based on SOFR bear interest at a rate equal to term SOFR for the applicable interest period plus 10 basis points plus an applicable margin between 2.0% and 2.5%, and loans based on the base rate bear interest at a rate equal to the base rate plus an applicable margin between 1.0% and 1.50%, in each case of the foregoing, depending upon our consolidated total leverage ratio for the most recent fiscal quarter for which financial statements have been delivered under the Credit Agreement. As a result, we are exposed to interest rate risk as we make draws on the Credit Facility. As of June 30, 2025, there were no outstanding borrowings under the Credit Facility.
As of June 30, 2025, we had gross carrying amounts of $8 million and $250 million outstanding from our 2026 Convertible Notes and 2028 Convertible Notes, respectively. As the Convertible Notes have a fixed annual interest rate, we have no financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change. Additionally, the fair value can be affected when the market price of our common stock fluctuates. We carry the Convertible Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.
See Note 8, “Debt,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the Credit Facility and the Convertible Notes.
A hypothetical 10% change in interest rates would not have had a material impact on our financial results included elsewhere in this Quarterly Report on Form 10-Q.

Foreign Currency Risk
The functional currencies of our foreign subsidiaries are the respective local currencies of the jurisdictions in which they operate, which are primarily the Euro and the British Pound. Approximately 13% of our total revenue was generated outside North America for the six months ended June 30, 2025 and 2024. The majority of our revenues and operating expenses are denominated in U.S. dollars, and therefore are not currently subject to significant foreign currency risk. Our subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the year. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive loss within stockholders’ equity. Gains or losses due to transactions in foreign currencies are included in other (expense) income, net in our condensed consolidated statements of operations. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currencies results in increased revenue and operating expenses for our rest of world operations. Similarly, our revenue and operating expenses for our rest of world operations decrease if the U.S. dollar strengthens against foreign currencies. A hypothetical 10% adverse change in foreign currency exchange rates would have adversely impacted our net loss for the six months ended June 30, 2025 by approximately $2 million.

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
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have been named in a lawsuit that remains unresolved and is associated with the collection and remittance of 911 taxes and surcharges in Cook and Kane Counties, Illinois, the City of Chicago, Illinois, and the State of Illinois. The complaint alleges that we failed to bill, collect and remit certain taxes and surcharges associated with 911 services pursuant to applicable laws.
In 2021, we were named as a defendant in a complaint captioned The City and County of San Francisco, ex rel. Roger Schneider vs. AT&T Corporation, et al., pending in the San Francisco County Superior Court of the State of California. On July 3, 2025, Plaintiff dismissed us from the matter with prejudice.
On April 2, 2025, we were named as a defendant in a complaint pending in the District Court of Jefferson County, Colorado, relating to the alleged delivery of unwanted text messages to the plaintiff’s mobile phone. On May 20, 2025, Plaintiff dismissed us from the matter without prejudice.
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
Certain government agencies in jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational companies. For example, on October 8, 2021, the Organisation for Economic Co-operation and Development (the “OECD”) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (the “Framework”) which agreed to a two-pillar solution to address tax challenges arising from digitalization of the economy. On December 20, 2021, the OECD released model rules for the domestic implementation of a 15% global minimum tax. Many countries have implemented legislation and other guidance to align their international tax rules with the OECD’s Framework recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. Further, several countries have proposed or enacted taxes applicable to digital services, which could apply to our business. As a result of these developments, the tax laws of certain countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could increase our liabilities for taxes, interest and penalties, and therefore could harm our business, cash flows, results of operations and financial position. As we continue to scale our international business, any changes to our global business activities may impact our effective tax rate in the future.
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
Prior to our initial public offering, there was no public market for shares of our Class A common stock. On November 10, 2017, we sold shares of our Class A common stock to the public at $20.00 per share. From November 10, 2017, the date that our Class A common stock began trading on the NASDAQ Global Select Market, through June 30, 2025, the trading price of our Class A common stock has ranged from $9.20 per share to $198.61 per share. The trading price of our Class A common stock may continue to be volatile and could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
Our Class A common stock has one vote per share, and our Class B common stock has ten votes per share. Substantially all of our Class B common stock continues to be held by our co-Founder, Chairman and CEO, David A. Morken, and our co-Founder Henry Kaestner. Because of the ten-to-one voting ratio between our Class B and Class A common stock, these holders of our Class B common stock collectively control approximately 42% of the combined voting power of our common stock and therefore would be able to exert significant influence over all matters submitted to our stockholders for approval. This concentrated voting control limits or precludes stockholders’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments to our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that stockholders may feel are in their best interest as one of our stockholders.
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

Item 5. Other Information
The following table describes any contracts, instructions or written plans for the sale or purchase of our securities adopted, amended or terminated by our directors or executive officers during the three months ended June 30, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan	Aggregate Number of Securities to be Purchased or Sold

David A. Morken Chairman and Chief Executive Officer	5/21/2025	5/15/2026	Covers the sale of up to 845,088 shares of Class B common stock held by Hazel-Rah III, LLC at prices ranging from $75.00 to $125.00 per share.

Item 6. Exhibits

Exhibit Index

Exhibit number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation.	10-Q	001-38285	3.1	12/14/2017
3.2	Third Amended and Restated Bylaws.	8-K	001-38285	3.1	11/2/2023
4.1	Bandwidth Inc. Third Amended and Restated 2017 Incentive Award Plan.	S-8	333-288145	4.1	6/18/2025
10.1	Forms of Global Restricted Stock Unit Grant Notice and Global Restricted Stock Unit Agreement.				Filed herewith
31.1	Certificate of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
101.INS	XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.				Filed herewith
101.SCH	XBRL Taxonomy Schema Document.				Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith
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

BANDWIDTH INC.

Date:	July 29, 2025	By:	/s/ David A. Morken
David A. Morken
Chief Executive Officer
(Principal Executive Officer)

Date:	July 29, 2025	By:	/s/ Daryl E. Raiford
Daryl E. Raiford
Chief Financial Officer
(Principal Financial Officer)

Date:	July 29, 2025	By:	/s/ Devin M. Krupka
Devin M. Krupka
Senior Vice President, Corporate Controller
(Principal Accounting Officer)