Form 10-Q
period 2025-09-30
Bandwidth Inc.
filed 2025-10-30
CIK 1514416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 24, 2025, 28,563,553 shares of the registrant’s Class A common stock and 1,958,028 shares of the registrant’s Class B common stock were outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BANDWIDTH INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	As of September 30,	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$73,373	$81,812
Marketable securities	6,999	1,975
Accounts receivable, net of allowances	93,390	86,455
Deferred costs	4,595	3,729
Prepaid expenses and other current assets	14,653	13,841
Total current assets	193,010	187,812
Property, plant and equipment, net	176,097	176,823
Operating right-of-use asset, net	152,612	153,601
Intangible assets, net	143,467	145,355
Deferred costs, non-current	3,248	4,355
Other long-term assets	7,858	3,977
Goodwill	357,043	317,243
Total assets	$1,033,335	$989,166
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$34,380	$28,362
Accrued expenses and other current liabilities	85,221	101,819
Current portion of deferred revenue	8,386	7,031
Operating lease liability, current	3,655	3,111
Current portion of convertible senior notes	7,617	—
Total current liabilities	139,259	140,323
Other liabilities	610	576
Operating lease liability, net of current portion	221,059	219,191
Deferred revenue, net of current portion	5,860	7,955
Deferred tax liability	26,510	27,304
Convertible senior notes	247,293	281,284
Total liabilities	640,591	676,633
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Class A voting common stock: $0.001 par value; 100,000,000 shares authorized; 28,563,270 and 26,588,688 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	29	27
Class B voting common stock: $0.001 par value; 20,000,000 shares authorized; 1,958,028 shares issued and outstanding as of September 30, 2025 and December 31, 2024	2	2
Additional paid-in capital	475,353	435,927
Accumulated deficit	(81,326)	(71,414)
Accumulated other comprehensive loss	(1,314)	(52,009)
Total stockholders’ equity	392,744	312,533
Total liabilities and stockholders’ equity	$1,033,335	$989,166
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Revenue	$191,895	$193,883	$546,149	$538,518
Cost of revenue	118,097	120,749	329,175	335,071

Gross profit	73,798	73,134	216,974	203,447
Operating expenses
Research and development	33,008	30,171	95,389	87,215
Sales and marketing	24,702	26,285	75,976	81,490
General and administrative	18,096	17,576	56,052	52,130
Total operating expenses	75,806	74,032	227,417	220,835

Operating loss	(2,008)	(898)	(10,443)	(17,388)
Other (expense) income
Net gain on extinguishment of debt	—	—	1,082	10,267
Interest expense, net	(498)	(1,025)	(1,533)	(1,090)
Other (expense) income, net	(1,016)	1,602	(1,233)	2,181
Total other (expense) income	(1,514)	577	(1,684)	11,358

Loss before income taxes	(3,522)	(321)	(12,127)	(6,030)
Income tax benefit	2,281	734	2,215	1,265
Net (loss) income	$(1,241)	$413	$(9,912)	$(4,765)

Net (loss) income per share:
Basic	$(0.04)	$0.02	$(0.33)	$(0.18)
Diluted	$(0.04)	$0.01	$(0.33)	$(0.18)

Weighted average number of common shares outstanding:
Basic	30,278,516	27,374,367	29,721,404	26,983,931
Diluted	30,278,516	28,615,520	29,721,404	26,983,931
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(1,241)	$413	$(9,912)	$(4,765)
Other comprehensive income
Unrealized (loss) gain on marketable securities, net of income taxes	(38)	(78)	16	48
Foreign currency translation, net of income taxes	489	20,538	50,679	8,191
Total other comprehensive income	451	20,460	50,695	8,239
Total comprehensive (loss) income	$(790)	$20,873	$40,783	$3,474
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

BANDWIDTH INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Class A voting common stock		Class B voting common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Exercises of vested stock options	925	—	—	—	9	—	—	9
Vesting of restricted stock units	1,348,320	1	—	—	—	—	—	1
Equity awards withheld for tax liability	(183,018)	—	—	—	(2,932)	—	—	(2,932)
Unrealized gain on marketable securities	—	—	—	—	—	53	—	53
Foreign currency translation	—	—	—	—	—	15,409	—	15,409
Stock-based compensation	—	—	—	—	24,073	—	—	24,073
Net loss	—	—	—	—	—	—	(3,740)	(3,740)
Balance at March 31, 2025	27,754,915	28	1,958,028	2	457,077	(36,547)	(75,154)	345,406
Exercises of vested stock options	3,928	—	—	—	37	—	—	37
Vesting of restricted stock units	419,088	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(727)	—	—	—	(9)	—	—	(9)
Unrealized gain on marketable securities	—	—	—	—	—	1	—	1
Foreign currency translation	—	—	—	—	—	34,781	—	34,781
Stock-based compensation	—	—	—	—	9,253	—	—	9,253
Net loss	—	—	—	—	—	—	(4,931)	(4,931)
Balance at June 30, 2025	28,177,204	28	1,958,028	2	466,358	(1,765)	(80,085)	384,538
Exercises of vested stock options	3,500	—	—	—	34	—	—	34
Vesting of restricted stock units	382,715	1	—	—	—	—	—	1
Equity awards withheld for tax liability	(149)	—	—	—	(3)	—	—	(3)
Unrealized loss on marketable securities	—	—	—	—	—	(38)	—	(38)
Foreign currency translation	—	—	—	—	—	489	—	489
Stock-based compensation	—	—	—	—	8,964	—	—	8,964
Net loss	—	—	—	—	—	—	(1,241)	(1,241)
Balance at September 30, 2025	28,563,270	$29	1,958,028	$2	$475,353	$(1,314)	$(81,326)	$392,744
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(9,912)	$(4,765)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	39,658	37,138
Non-cash reduction to the right-of-use asset	2,472	2,759
Amortization of debt discount and issuance costs	1,054	1,332
Stock-based compensation	38,448	35,148
Deferred taxes and other	(1,056)	(4,249)
Gain on sale of intangible asset	—	(1,000)
Net gain on extinguishment of debt	(1,082)	(10,267)
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(5,930)	(21,318)
Prepaid expenses and other assets	(4,767)	2,482
Accounts payable	5,630	(11,940)
Accrued expenses and other liabilities	(12,692)	24,991
Operating right-of-use liability	(946)	(2,946)
Net cash provided by operating activities	50,877	47,365
Cash flows from investing activities
Purchase of property, plant and equipment	(17,188)	(10,636)
Refund of deposits for construction in progress	—	2,707
Capitalized software development costs	(8,218)	(8,571)
Purchase of marketable securities	(12,680)	(32,081)
Proceeds from sales and maturities of marketable securities	7,672	48,649
Proceeds from sale of business	361	624
Proceeds from sale of intangible assets	—	1,000
Net cash (used in) provided by investing activities	(30,053)	1,692
Cash flows from financing activities
Borrowings on line of credit	28,500	165,500
Repayments on line of credit	(28,500)	(140,500)
Payments on finance leases	(46)	(68)
Net cash paid for debt extinguishment	(26,144)	(128,534)
Payment of debt issuance costs	(25)	(379)
Proceeds from exercises of stock options	80	128
Value of equity awards withheld for tax liabilities	(2,941)	(2,291)
Net cash used in financing activities	(29,076)	(106,144)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(284)	41
Net decrease in cash, cash equivalents, and restricted cash	(8,536)	(57,046)
Cash, cash equivalents, and restricted cash, beginning of period	82,234	132,307
Cash, cash equivalents, and restricted cash, end of period	$73,698	$75,261

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$73,373	$74,940
Restricted cash included in prepaid expenses and other current assets	325	321
Total cash, cash equivalents, and restricted cash, end of period	$73,698	$75,261

BANDWIDTH INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2025	2024
Supplemental disclosure of cash flow information
Cash (received from) paid for interest	$(367)	$21
Cash paid for taxes, net	$524	$3,212
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,446	$—

Supplemental disclosure of noncash investing and financing activities
Purchase of property, plant and equipment, accrued but not paid	$4,582	$2,884
Purchase of property and equipment through lease incentive	$1,875	$—
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
Reclassification
The Company reclassified certain prior year amounts to conform to the current year presentation. These reclassifications had no impact on the previously reported total assets, liabilities, stockholders’ deficit or net (loss) income.
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
Marketable Securities
The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. The Company may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies investments with maturities greater than 90 days as marketable securities in the accompanying condensed consolidated balance sheets. The Company evaluates its investments to assess whether the amortized cost basis is in excess of estimated fair value and determines what amount of that difference, if any, is caused by expected credit losses. Allowances for credit losses are recognized as a charge in other (expense) income, net on the condensed consolidated statements of operations, and any remaining unrealized losses are included in accumulated other comprehensive loss on the condensed consolidated balance sheets. Due to the nature and investment grade of the Company’s marketable securities, there were no credit losses recorded for the three and nine months ended September 30, 2025. There have been no impairment charges for any unrealized losses during the period.
Accounts Receivable and Current Expected Credit Losses
Accounts receivable are stated at realizable value, net of allowances, which includes an allowance for doubtful accounts and a reserve for expected credit losses. The allowance for doubtful accounts is based on management’s assessment of the collectability of its customer accounts. The Company regularly reviews the composition of the accounts receivable aging, historical credit losses, changes in payment patterns, customer creditworthiness, current economic trends, and reasonable and supportable forecasts about the future. Relevant risk characteristics include customer size and historical loss patterns. Management has evaluated the expected credit losses related to trade accounts receivable and determined that an allowance of approximately $0.4 million and $2.2 million for uncollectible accounts and customer balances that are disputed was required as of September 30, 2025 and December 31, 2024, respectively. Refer to Note 4, “Financial Statement Components” to these condensed consolidated financial statements, for a rollforward of the components of the allowances for the three and nine months ended September 30, 2025 and 2024.
The Company includes unbilled receivables in its accounts receivable balance. Generally, these receivables represent earned revenue from services provided to customers, which will be billed in the next billing cycle. All amounts are considered collectible and billable. As of September 30, 2025 and December 31, 2024, unbilled receivables were $54.0 million and $46.8 million, respectively.
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

Notes to Condensed Consolidated Financial Statements (continued)
With regard to customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As of September 30, 2025 and December 31, 2024, no individual customer represented more than 10% of the Company’s accounts receivable, net of allowances.
For the three and nine months ended September 30, 2025 and 2024, no individual customer represented more than 10% of the Company’s revenue.
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
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public entities to disclose disaggregated information about certain costs and expenses on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with the option to apply the guidance prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”), which provides additional guidance to stakeholders about how to determine whether a settlement of convertible debt (particularly, cash convertible instruments) at terms that differ from the original conversion terms should be accounted for under the induced conversion or extinguishment guidance. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06. The Company, which has adopted ASU 2020-06, is currently evaluating the impact of adopting ASU 2024-04 on its consolidated financial statements and expects to adopt the guidance upon its effective date.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient for the estimation of expected credit losses for current accounts receivable and current contract assets under ASC 606. The practical expedient election assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Entities should apply the guidance prospectively and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025-05 on its consolidated financial statements and expects to adopt the guidance upon its effective date.

Notes to Condensed Consolidated Financial Statements (continued)
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. The guidance removes all references to project stages throughout ASC 350-40 and clarifies the threshold entities apply to begin capitalizing costs. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with the option to apply the guidance prospectively, retrospectively, or via a modified prospective transition method. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025-06 on its consolidated financial statements.

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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value as of September 30, 2025 and December 31, 2024 because of the relatively short duration of these instruments. Marketable securities consist of time deposits and commercial paper not otherwise classified as cash equivalents. All marketable securities are considered to be available-for-sale and are recorded at their estimated fair values. Unrealized gains and losses for available-for-sale securities are recorded in accumulated other comprehensive loss.

Notes to Condensed Consolidated Financial Statements (continued)
The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following tables summarize the Company’s financial assets measured at fair value as of September 30, 2025 and December 31, 2024:

	Amortized cost or carrying value	Unrealized gains	Unrealized losses	Fair value measurements on a recurring basis September 30, 2025
				Level 1	Level 2	Level 3	Total

	(In thousands)
Financial assets:
Cash and cash equivalents:
Money market account	$33,431	$—	$—	$33,431	$—	$—	$33,431
Commercial paper	21,661	—	—	21,661	—	—	21,661
Total included in cash and cash equivalents	55,092	—	—	55,092	—	—	55,092
Marketable securities:
Time deposits	5,000	10	—	5,010	—	—	5,010
Commercial paper	1,978	11	—	1,989	—	—	1,989
Total marketable securities	6,978	21	—	6,999	—	—	6,999
Total financial assets	$62,070	$21	$—	$62,091	$—	$—	$62,091

	Amortized cost or carrying value	Unrealized gains	Unrealized losses	Fair value measurements on a recurring basis December 31, 2024
				Level 1	Level 2	Level 3	Total

	(In thousands)
Financial assets:
Cash and cash equivalents:
Money market account	$57,759	$—	$—	$57,759	$—	$—	$57,759
Commercial paper	18,489	—	—	18,489	—	—	18,489
Total included in cash and cash equivalents	76,248	—	—	76,248	—	—	76,248
Marketable securities:
Commercial paper	1,970	5	—	1,975	—	—	1,975
Total marketable securities	1,970	5	—	1,975	—	—	1,975
Total financial assets	$78,218	$5	$—	$78,223	$—	$—	$78,223

Notes to Condensed Consolidated Financial Statements (continued)
The Company classifies its marketable securities as current assets as they are available for current operating needs. The following table summarizes the contractual maturities of marketable securities as of September 30, 2025:

	Amortized cost	Aggregate fair value

	(In thousands)
Financial assets:
Less than one year	$6,978	$6,999
Total	$6,978	$6,999
As of September 30, 2025, the marketable securities were in an unrealized gain position. The Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. As of September 30, 2025, the Company anticipates that it will recover the entire amortized cost basis of its marketable securities before maturity.
During the three and nine months ended September 30, 2025, there were $2.9 million and $7.7 million, respectively, in maturities of marketable securities. During the three and nine months ended September 30, 2024, there were $10.3 million and $48.6 million, respectively, in maturities of marketable securities. There were no proceeds from sales of marketable securities for the three and nine months ended September 30, 2025 and 2024. The Company determines realized gains and losses on sale of marketable securities using the specific identification method and records such gains and losses in other (expense) income, net on the condensed consolidated statements of operations. Interest earned on marketable securities was $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively, and $0.2 million and $0.8 million for the three and nine months ended September 30, 2024, respectively. The interest is recorded in interest expense, net, on the accompanying condensed consolidated statements of operations. Accrued interest receivable is recorded in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.
As of September 30, 2025, the fair value of the 2026 Convertible Notes and 2028 Convertible Notes, as further described in Note 8, “Debt,” to these condensed consolidated financial statements, was approximately $7.1 million and $212.5 million, respectively. As of December 31, 2024, the fair value of the 2026 Convertible Notes and the 2028 Convertible Notes was approximately $31.8 million and $199.0 million, respectively. The fair value was determined based on the closing price for the Convertible Notes on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.

4. Financial Statement Components
Accounts receivable, net of allowances consist of the following:

	As of September 30,	As of December 31,
	2025	2024

	(In thousands)
Trade accounts receivable	$39,689	$41,727
Unbilled accounts receivable	53,957	46,795
Allowance for doubtful accounts and reserve for expected credit losses	(425)	(2,172)
Other accounts receivable	169	105
Total accounts receivable, net	$93,390	$86,455

Notes to Condensed Consolidated Financial Statements (continued)
Components of the allowance for expected credit losses are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(In thousands)
Balance, beginning of period	$(2,062)	$(2,843)	$(2,172)	$(1,128)
Charged to credit loss expense, net of reversals	(24)	(212)	(974)	(2,088)
Deductions (1)	1,663	1,520	2,869	1,658
Impact of foreign currency translation	(2)	(34)	(148)	(11)
Balance, end of period	$(425)	$(1,569)	$(425)	$(1,569)
________________________
(1) Write-off of uncollectible accounts after all collection efforts have been exhausted.
Accrued expenses and other current liabilities consisted of the following:

	As of September 30,	As of December 31,
	2025	2024

	(In thousands)
Accrued expense	$56,486	$63,665
Accrued compensation and benefits	16,203	25,992
Accrued sales, use, VAT and telecommunications related taxes	8,201	7,898
Customer deposits	3,480	3,710
Other accrued expenses	851	554
Total accrued expenses and other current liabilities	$85,221	$101,819
5. Leases
The Company primarily leases facilities for office space under non-cancelable operating leases for its U.S. and international locations. As of September 30, 2025, non-cancelable leases expire on various dates between 2025 and 2043, some of which include options to extend the leases for up to 20 years.
On April 20, 2015, the Company created a wholly owned subsidiary, Relay, Inc., a Delaware corporation (f/k/a Republic Wireless, Inc.) (“Relay”). On November 30, 2016, the Company completed a pro-rata distribution of the common stock of Relay to its stockholders of record as of the close of business. Due to equity ownership in Relay by certain members of Bandwidth’s Board of Directors, Relay is considered a related party to the Company. On January 1, 2025, the Company commenced a sublease of a portion of its corporate headquarters to Relay. The sublease expires on December 31, 2029 and does not include any option to renew or purchase, nor does it include any residual value guarantees. During the three and nine months ended September 30, 2025, the Company received approximately $0.2 million and $0.7 million, respectively, in rental payments from Relay under the sublease. As of September 30, 2025, total future minimum rent payments to the Company under this sublease were $10.2 million. For the three and nine months ended September 30, 2025, sublease income was $0.5 million and $1.6 million, respectively, and was recorded as an offset to operating lease expense in the Company’s condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (continued)
The components of operating lease expense recorded in the condensed consolidated statements of operations were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(In thousands)
Operating lease cost	$5,752	$5,609	$17,200	$17,378
Sublease income	(545)	—	(1,635)	—
Total net lease cost	$5,207	$5,609	$15,565	$17,378
Other supplemental information related to operating leases were as follows:

	Nine months ended September 30,
	2025	2024

Weighted average remaining lease term (in years)	17.53	18.71

Weighted average discount rate	8.75%	8.77%
Maturities of operating lease liabilities were as follows:

As of September 30,
2025

(In thousands)
2025 (remaining)	$5,706
2026	23,123
2027	23,219
2028	23,399
2029	23,818
Thereafter	357,115
Total lease payments	456,380
Less: imputed interest	(231,666)
Total lease obligations	224,714
Less: current obligations	(3,655)
Long-term lease obligations	$221,059

Notes to Condensed Consolidated Financial Statements (continued)
6. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	As of September 30,	As of December 31,
	2025	2024

	(In thousands)
Furniture and fixtures	$15,959	$15,925
Computer and office equipment	14,538	13,967
Telecommunications equipment	90,960	82,608
Leasehold improvements	80,058	76,054
Software	29,554	24,916
Internal-use software development	43,564	35,499
Automobile	455	447
Land	27,636	27,636
Land Improvements	1,065	1,065
Total cost	303,789	278,117
Less—accumulated depreciation	(127,692)	(101,294)
Total property, plant and equipment, net	$176,097	$176,823
The Company capitalized $2.7 million and $8.1 million of software development costs for the three and nine months ended September 30, 2025, respectively, and $2.7 million and $8.9 million for the three and nine months ended September 30, 2024, respectively.
Amortization expense related to capitalized software development costs was $1.9 million and $5.0 million for the three and nine months ended September 30, 2025, respectively, and $1.0 million and $3.0 million for the three and nine months ended September 30, 2024, respectively.
The Company recognized depreciation expense, which includes amortization of capitalized software development costs, as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(In thousands)
Cost of revenue	$5,299	$4,679	$15,137	$14,135
Research and development	1,881	1,628	5,330	4,856
Sales and marketing	1,270	1,107	3,622	3,355
General and administrative	758	575	2,084	1,659
Total depreciation expense	$9,208	$7,989	$26,173	$24,005

Notes to Condensed Consolidated Financial Statements (continued)
7. Goodwill and Intangible Assets
Goodwill
The change in carrying amount of goodwill was as follows:

Total

(In thousands)
Balance as of December 31, 2024	$317,243
Foreign currency translation adjustments	39,800
Balance as of September 30, 2025	$357,043
Intangible Assets
Intangible assets, net consisted of the following:

	As of September 30,			As of December 31,
	2025			2024

	Gross Amount	Accumulated Amortization	Net Carrying Value	Gross Amount	Accumulated Amortization	Net Carrying Value

	(In thousands)
Customer relationships	$154,552	$(54,832)	$99,720	$145,625	$(44,754)	$100,871
Developed technology	84,831	(41,708)	43,123	75,189	(31,329)	43,860
Other, definite lived	2,828	(2,828)	—	2,828	(2,828)	—
Licenses, indefinite lived	624	—	624	624	—	624
Total intangible assets, net	$242,835	$(99,368)	$143,467	$224,266	$(78,911)	$145,355
The Company recognized amortization expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(In thousands)
Cost of revenue	$2,100	$1,977	$6,039	$5,877
Sales and marketing	2,533	2,459	7,446	7,256
Total amortization expense	$4,633	$4,436	$13,485	$13,133
The remaining weighted average amortization period for definite lived intangible assets is 8.3 years.

Notes to Condensed Consolidated Financial Statements (continued)
Future estimated amortization expense for definite lived intangible assets is as follows:

As of September 30,
2025

(In thousands)
2025 (remaining)	$4,654
2026	18,613
2027	18,613
2028	18,613
2029	18,613
Thereafter	63,737
$142,843

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
As of September 30, 2025, unamortized debt issuance costs were $0.8 million, of which $0.3 million were included in prepaid expenses and other current assets and $0.5 million were included in other long-term assets. As of December 31, 2024, unamortized debt issuance costs were $1.0 million, of which $0.2 million were included in prepaid expenses and other current assets and $0.8 million were included in other long-term assets.
As of September 30, 2025, the Company had no outstanding borrowings under the Credit Facility and was in compliance with all financial and non-financial covenants for all periods presented. As of September 30, 2025, the available borrowing capacity under the Credit Facility was $150.0 million.
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
During February 2025, the Company entered into separate, privately negotiated repurchase agreements with a limited number of holders of the 2026 Convertible Notes (the “2025 Repurchases”) to repurchase approximately $27.4 million aggregate principal amount of the 2026 Convertible Notes for an aggregate cash price of approximately $26.1 million. The 2025 Repurchases closed on February 24, 2025. Following the 2025 Repurchases and previous repurchases, approximately $7.6 million aggregate principal amount of the 2026 Convertible Notes remains outstanding. The difference between the consideration used for the 2025 Repurchases and the carrying value of the 2026 Convertible Notes resulted in a gain of $1.1 million recorded within net gain on extinguishment of debt on the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2025. The Company had previously entered into capped call transactions with certain financial institutions in connection with the 2026 Convertible Notes. All of these transactions are expected to remain in effect notwithstanding the repurchases.

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
During the three and nine months ended September 30, 2025, the conditions allowing the holders of the 2026 Convertible Notes and the 2028 Convertible Notes to convert were not met. The Convertible Notes may be convertible thereafter if one or more of the conversion conditions specified in each respective Notes Indenture are satisfied during future measurement periods. The Company classifies the 2026 Convertible Notes as a current liability and the 2028 Convertible Notes as a long-term liability in its condensed consolidated balance sheets as of September 30, 2025, based on contractual settlement provisions.
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
The net carrying amount of the liability components of the Convertible Notes were as follows:

	As of September 30,	As of December 31,
	2025	2024

2026 Convertible Notes:	(In thousands)
Principal	$7,633	$35,000
Unamortized debt issuance costs	(16)	(205)
2026 Convertible Notes net carrying amount	7,617	34,795

2028 Convertible Notes:
Principal	250,000	250,000
Unamortized debt issuance costs	(2,707)	(3,511)
2028 Convertible Notes net carrying amount	247,293	246,489
Total net carrying amount	$254,910	$281,284
The following table sets forth the interest expense recognized related to the Convertible Notes:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

2026 Convertible Notes:	(In thousands)
Contractual interest expense	$5	$22	$31	$219
Amortization of debt issuance costs	10	44	50	377
Total interest expense related to the 2026 Convertible Notes	15	66	81	596

2028 Convertible Notes:
Contractual interest expense	313	313	939	939
Amortization of debt issuance costs	268	267	804	803
Total interest expense related to the 2028 Convertible Notes	581	580	1,743	1,742
Total interest expense	$596	$646	$1,824	$2,338

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
The following table sets forth key terms and costs incurred for the Capped Calls related to the Convertible Notes as of September 30, 2025:

	2026 Convertible Notes	2028 Convertible Notes

	(In thousands, except share and per share amounts)
Initial approximate strike price per share, subject to certain adjustments	$91.03	$179.27
Initial cap price per share, subject to certain adjustments	$137.40	$260.76
Net costs incurred	$43,320	$25,500
Class A common stock covered, subject to anti-dilution adjustments	83,854	1,394,525
All of the Capped Calls were outstanding as of September 30, 2025.

9. Revenue
Geographic Information
The following table summarizes the Company’s revenue by geographic region, which is apportioned based on the destination of the service:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(In thousands)
United States	$165,743	$170,269	$474,089	$471,239
International	26,152	23,614	72,060	67,279
Total	$191,895	$193,883	$546,149	$538,518

For the three and nine months ended September 30, 2025 and 2024, no country outside of the United States represented 10% or more of the Company’s total revenues.

Notes to Condensed Consolidated Financial Statements (continued)
The following table summarizes the Company’s long-lived assets by geographic region:

	As of September 30,	As of December 31,
	2025	2024

	(In thousands)
United States	$323,502	$326,634
International	5,207	3,790
Total	$328,709	$330,424
Contract Assets and Liabilities
The following table provides information about the Company’s receivables and contract liabilities from contracts with customers:

	As of September 30,	As of December 31,
	2025	2024

	(In thousands)
Receivables (1)	$93,390	$86,455
Contract liabilities (2)	14,246	14,986
________________________
(1) Included in accounts receivable, net of allowances on the condensed consolidated balance sheets.
(2) Included in current portion of deferred revenue and deferred revenue, net of current portion on the condensed consolidated balance sheets.

During the three and nine months ended September 30, 2025, the Company recognized revenue of $1.5 million and $5.1 million, respectively, that was included in the deferred revenue balances at the beginning of the year. The Company expects to recognize $8.4 million in revenue over the next 12 months related to its contract liabilities as of September 30, 2025.

10. Stockholders’ Equity
The Company had reserved shares of Class A common stock for issuance under stock-based award agreements as follows:

	As of September 30,	As of December 31,
	2025	2024
Stock options issued and outstanding	70,358	79,238
Nonvested restricted stock units issued and outstanding	3,065,974	4,364,486
Stock-based awards available for grant under the 2017 Plan	7,040,007	1,878,290
Total	10,176,339	6,322,014

Notes to Condensed Consolidated Financial Statements (continued)
11. Stock-Based Compensation
Stock Options
The following summarizes the stock option activity for the nine months ended September 30, 2025:

	Number of options outstanding	Weighted- average exercise price (Per share)	Weighted- average remaining contract life (In years)	Aggregate intrinsic value (In thousands)
Outstanding as of December 31, 2024	79,238	$13.31	2.12	$377
Granted	—	—
Exercised	(8,353)	9.53
Forfeited or expired	(527)	9.43
Outstanding as of September 30, 2025	70,358	$13.79	1.53	$296

Options vested and exercisable at September 30, 2025	70,358	$13.79	1.53	$296
Options vested and expected to vest as of September 30, 2025	70,358	$13.79	1.53	$296
As of September 30, 2025, the Company had no unrecognized compensation cost related to non-vested stock options. All outstanding stock options were fully vested prior to December 31, 2022.
Restricted Stock Units
The following summarizes the restricted stock unit (“RSU”) activity for the nine months ended September 30, 2025:

	Number of awards outstanding	Weighted-average grant date fair value (Per share)
Nonvested RSUs as of December 31, 2024	4,364,486	$19.25
Granted	1,156,399	15.77
Vested	(2,150,123)	18.53
Forfeited	(304,788)	18.30
Nonvested RSUs as of September 30, 2025	3,065,974	$18.51
As of September 30, 2025, total unrecognized compensation cost related to non-vested RSUs was $42.9 million, which will be amortized over a weighted-average period of 1.75 years.

Notes to Condensed Consolidated Financial Statements (continued)
Stock-Based Compensation Expense
The Company recognized total stock-based compensation expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(In thousands)
Cost of revenue	$542	$352	$1,597	$1,123
Research and development	5,622	4,606	16,703	14,606
Sales and marketing	1,799	1,744	5,940	6,014
General and administrative	4,365	4,747	14,208	13,405
Total	$12,328	$11,449	$38,448	$35,148

12. Commitments and Contingencies
Operating Leases
The Company leases office space under non-cancelable operating lease agreements that expire on various dates through July 2043. As of September 30, 2025, the Company has $456.4 million in future minimum rent payments for its current office space. See Note 5, “Leases,” to the condensed consolidated financial statements, for additional details on the Company’s operating lease commitments.
Contractual Obligations
As of September 30, 2025, the Company has $19.5 million in non-cancellable purchase obligations, consisting of primarily network equipment maintenance and software license contracts, of which $8.3 million will be fulfilled within one year.
Legal Matters
The Company is subject to certain legal proceedings described below, and from time to time may be subject to legal matters arising in the ordinary course of business. Where it is determined that a loss is probable and estimable in a given matter, the Company establishes an accrual. Any amounts accrued as of the balance sheet date are not material in any of the currently pending matters. In management’s opinion, the Company does not expect that the ultimate resolution of any currently pending legal matter in future periods will have a material effect on our financial condition, but could have a material effect on our results of operations for a given reporting period.
On July 10, 2025, the City and County of San Francisco Tax Collector (“City of San Francisco”) issued a Corrected Tax Collector Decision on Petition for Redetermination to Bandwidth, asserting an Access Line Tax (“ALT”) deficiency in the amount of $3.8 million. The Company disputes the City of San Francisco’s application of the ALT to Bandwidth as well as the amount of the deficiency. The Company paid and placed on deposit the amount under protest on July 25, 2025 as required by law. On August 7, 2025, Bandwidth filed a Claim for Refund with the City of San Francisco seeking a refund of the full amount. If the Company is unable to resolve the Claim for Refund with the City of San Francisco, or if the City of San Francisco denies the Claim for Refund, the Company anticipates that it will file a Complaint for Refund challenging the assessment in the Superior Court of the State of California, and the Company believes it has meritorious arguments that support a refund of the full amount.

Notes to Condensed Consolidated Financial Statements (continued)
The Company is also involved as a defendant in lawsuits alleging that the Company failed to bill, collect and remit certain taxes and surcharges associated with the provision of 911 services pursuant to applicable laws in various jurisdictions. The Company intends to vigorously defend these lawsuits and believes that it has meritorious defenses to each.

13. Segment Reporting
The Company manages its business activities on a consolidated basis and operates in one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the Chief Operating Decision Maker (the “CODM”) in deciding how to make operating decisions, allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer. The CODM utilizes the Company’s budgeted and forecasted expense information, as a key input to resource allocation. The CODM makes decisions on resource allocation, assesses performance of the business and monitors budget versus actual results using net (loss) income, as reported in the accompanying condensed consolidated statements of operations.
Significant expenses within net (loss) income include cost of revenue, research and development, sales and marketing, and general and administrative expenses, which are each separately presented on the Company’s condensed consolidated statements of operations. Other segment items within net (loss) income include net gain on extinguishment of debt, interest expense, net, other (expense) income, net, and income tax benefit.

14. Income Taxes
At the end of each interim reporting period, the Company determines the income tax provision by using an estimate of the annual effective tax rate, adjusted for discrete items occurring in the quarter. The effective income tax rate reflects the effect of federal, international, and state income taxes and the permanent impacts of differences in book and tax accounting.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA includes several significant changes to U.S. corporate income tax provisions. Among other items, the legislation allows for the immediate deduction of domestic research and development expenditures, reinstates 100% bonus depreciation for qualified property placed in service after January 19, 2025, and modifies certain aspects of the international tax framework. The provisions of the OBBBA have varying effective dates, with certain provisions effective in 2025 and others taking effect in subsequent years. For the three months ended September 30, 2025, the Company recognized a $2 million income tax benefit as a result of the favorable tax law changes enacted under OBBBA.
The Company’s effective tax rate was 64.8% and 18.3% for the three and nine months ended September 30, 2025, respectively, and 228.7% and 21.0% for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2025, the effective tax rate decreased from the three and nine months ended September 30, 2024, primarily due to increased operating loss in the U.S. This increased operating loss did not result in a corresponding increase to income tax benefit because the related tax assets are subject to a valuation allowance. In periods in which the Company is in a pre-tax loss position, a decrease in effective tax rate is considered unfavorable, as it indicates that a smaller portion of the pre-tax loss is recognized as an income tax benefit. This unfavorable change in the effective tax rate was partially offset by the favorable U.S. income tax law changes enacted under OBBBA.
The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company primarily considered its historic performance, the nature of its deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. Based on an analysis of these factors, the Company determined that as of September 30, 2025, a valuation allowance against U.S. federal and state deferred tax assets was required.

Notes to Condensed Consolidated Financial Statements (continued)
The Company’s effective tax rate for the three and nine months ended September 30, 2025 differed from the federal statutory tax rate of 21% in the U.S. primarily due to a valuation allowance recorded against U.S. federal and state net deferred tax assets.

15. Basic and Diluted (Loss) Income per Common Share
Basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is computed by giving effect to all potential shares of common stock, including stock options and stock related to unvested restricted stock awards. The Company is in a net loss position for the three and nine months ended September 30, 2025 and for the nine months ended September 30, 2024, and therefore diluted shares equals basic shares.
The components of basic and diluted (loss) income per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(In thousands, except share and per share amounts)
Earnings per share
Net (loss) income attributable to common stockholders	$(1,241)	$413	$(9,912)	$(4,765)
Net (loss) income per share
Basic	$(0.04)	$0.02	$(0.33)	$(0.18)
Diluted	$(0.04)	$0.01	$(0.33)	$(0.18)
Weighted average number of common shares outstanding
Basic	30,278,516	27,374,367	29,721,404	26,983,931
Stock options issued and outstanding	—	25,021	—	—
Nonvested RSUs outstanding	—	1,216,132	—	—
Diluted	30,278,516	28,615,520	29,721,404	26,983,931
The following common share equivalents were excluded from the weighted average shares used to calculate diluted net (loss) income per common share because their effects would have been anti-dilutive:

	Nine months ended September 30,
	2025	2024
Stock options issued and outstanding	70,358	83,039
Restricted stock units issued and outstanding	3,065,974	3,965,171
Convertible senior notes	1,537,847	2,503,118
Total	4,674,179	6,551,328

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
For the three months ended September 30, 2025 and 2024, total revenue was $192 million and $194 million, respectively, representing a decrease of 1% between periods. For the three months ended September 30, 2025 and 2024, net loss was $1 million and net income was less than $1 million, respectively. For the nine months ended September 30, 2025 and 2024, total revenue was $546 million and $539 million, respectively, representing an increase of 1% between periods. For the nine months ended September 30, 2025 and 2024, net loss was $10 million and $5 million, respectively.

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
The difference between the consideration used for the 2025 Repurchases and the carrying value of the 2026 Convertible Notes resulted in a gain of $1 million recorded within net gain on extinguishment of debt on our condensed consolidated statements of operations for the nine months ended September 30, 2025.

Key Performance Indicator
We monitor the following key performance indicator to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.
Net Retention Rate
We believe net retention rate is useful in evaluating our business. For the three months ended September 30, 2025 and 2024, the net retention rate was 105% and 117%, respectively. The decline in our net retention rate was driven by lower political messaging revenue following the U.S. presidential election in November 2024.
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

Management’s Discussion and Analysis
For the three months ended September 30, 2025 and 2024, we generated 74% and 75%, respectively, of our cloud communications revenue from reoccurring sources. For the nine months ended September 30, 2025 and 2024, we generated 73% and 74%, respectively, of our cloud communications revenue from reoccurring sources. The large bulk of our remaining cloud communications revenue is generated from recurring monthly charges.
We recognize accounts receivable at the time the customer is invoiced. Additionally, we record a receivable for unbilled revenue if services have been delivered and are billable in subsequent periods. Unbilled revenue made up 58% and 55% of outstanding accounts receivable, net of allowances, as of September 30, 2025 and 2024, respectively.
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
Income Taxes
Our effective tax rate was 64.8% and 228.7% for the three months ended September 30, 2025 and 2024, respectively, and 18.3% and 21.0% for the nine months ended September 30, 2025 and 2024, respectively. The decrease in the effective tax rate from 2024 to 2025 is primarily due to an increased operating loss in the U.S. This increased operating loss did not result in a corresponding increase to income tax benefit because the related deferred tax assets are subject to a valuation allowance. In periods in which we are in a pre-tax loss position, a decrease in the effective tax rate is considered unfavorable, as it indicates that a smaller portion of the pre-tax loss is recognized as an income tax benefit. The unfavorable change in the effective tax rate is partially offset by favorable U.S. income tax law changes under the One Big Beautiful Bill Act (“OBBBA”).
Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of September 30, 2025, we continue to maintain a valuation allowance against our U.S. federal and state net deferred tax assets.

Management’s Discussion and Analysis
Results of Operations
The following table sets forth selected condensed consolidated statements of operations data for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(In thousands)
Revenue	$191,895	$193,883	$546,149	$538,518
Cost of revenue	118,097	120,749	329,175	335,071
Gross profit	73,798	73,134	216,974	203,447
Operating expenses
Research and development	33,008	30,171	95,389	87,215
Sales and marketing	24,702	26,285	75,976	81,490
General and administrative	18,096	17,576	56,052	52,130
Total operating expenses	75,806	74,032	227,417	220,835
Operating loss	(2,008)	(898)	(10,443)	(17,388)
Other (expense) income
Net gain on extinguishment of debt	—	—	1,082	10,267
Interest expense, net	(498)	(1,025)	(1,533)	(1,090)
Other (expense) income, net	(1,016)	1,602	(1,233)	2,181
Total other (expense) income	(1,514)	577	(1,684)	11,358
Loss before income taxes	(3,522)	(321)	(12,127)	(6,030)
Income tax benefit	2,281	734	2,215	1,265
Net (loss) income	$(1,241)	$413	$(9,912)	$(4,765)
The following table sets forth selected condensed consolidated statements of operations data as a percentage of our total revenue for the periods presented. *

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Cost of revenue	62%	62%	60%	62%
Gross profit	38%	38%	40%	38%
Operating expenses
Research and development	17%	16%	17%	16%
Sales and marketing	13%	14%	14%	15%
General and administrative	9%	9%	10%	10%
Total operating expenses	40%	38%	42%	41%
Operating loss	(1)%	—%	(2)%	(3)%
Other (expense) income
Net gain on extinguishment of debt	—%	—%	—%	2%
Interest expense, net	—%	(1)%	—%	—%
Other (expense) income, net	(1)%	1%	—%	—%
Total other (expense) income	(1)%	—%	—%	2%
Loss before income taxes	(2)%	—%	(2)%	(1)%
Income tax benefit	1%	—%	—%	—%
Net (loss) income	(1)%	—%	(2)%	(1)%
(*) Columns may not foot due to rounding.

Management’s Discussion and Analysis
Comparison of the three months ended September 30, 2025 and 2024
Revenue

	Three months ended September 30,
	2025	2024	Change

	(Dollars in thousands)
Cloud communications	$141,806	$138,826	$2,980	2%
Messaging surcharges	50,089	55,057	(4,968)	(9)%
Revenue	$191,895	$193,883	$(1,988)	(1)%
For the three months ended September 30, 2025, our cloud communications revenue increased by $3 million, or 2%, compared with the same period in 2024. Within cloud communications revenue, our Global Voice Plans revenue grew by 7% and was driven by higher voice traffic on our network. Our Programmable Messaging revenue decreased by 20% largely from lower political messaging activity following the U.S. presidential election in November 2024. Our Enterprise Voice revenue grew by 22%, reflecting strong momentum as our Maestro platform’s flexibility and vendor-agnostic UCaaS/CCaaS strategy continues to attract new customers.
For the three months ended September 30, 2025, our messaging surcharges revenue decreased by $5 million, or 9%, compared with the same period in 2024. This decline was primarily driven by lower political messaging activity following the U.S. presidential election in November 2024.
For the three months ended September 30, 2025, our average annual customer revenue was $0.2 million, which increased less than $0.1 million compared with the same period in 2024, as a result of our strategy to attract and retain larger customers who provide revenue scale and enhanced profitability.
Cost of Revenue and Gross Margin

	Three months ended September 30,
	2025	2024	Change

	(Dollars in thousands)
Cost of revenue	$118,097	$120,749	$(2,652)	(2)%
Gross profit	$73,798	$73,134	$664	1%
Total gross margin	38%	38%
For the three months ended September 30, 2025, total cost of revenue decreased by $3 million, compared with the same period in 2024, driven by lower messaging cost of revenue of $5 million from less political messaging following the 2024 U.S. presidential election. The combination of changes in total revenue and total cost of revenue yielded an increase in total gross profit of $1 million, or 1% from the same period in 2024, driven by ongoing efficiencies and improved unit economics as we successfully scale larger volumes of voice traffic on our network.
For the three months ended September 30, 2025, our total gross margin percentage of 38% increased by less than 1%, compared with the same period in 2024, driven by lower pass-through messaging surcharges within the total revenue mix.

Management’s Discussion and Analysis
Operating Expenses

	Three months ended September 30,
	2025	2024	Change

	(Dollars in thousands)
Research and development	$33,008	$30,171	$2,837	9%
Sales and marketing	24,702	26,285	(1,583)	(6)%
General and administrative	18,096	17,576	520	3%
Total operating expenses	$75,806	$74,032	$1,774	2%
As a percentage of revenue, total operating expenses for the three months ended September 30, 2025 and 2024 were 40% and 38%, respectively.
For the three months ended September 30, 2025, research and development expenses increased by $3 million, or 9%, compared with the same period in 2024. Our continued investment in evolving our network infrastructure was the key driver behind this increase.
For the three months ended September 30, 2025, sales and marketing expenses decreased by $2 million, or 6%, compared with the same period in 2024, primarily due to lower headcount expenses from our resource optimization efforts.
For the three months ended September 30, 2025, general and administrative expenses increased by $1 million, or 3%, compared with the same period in 2024, driven by higher non-headcount expenses in connection with maintaining and enhancing day-to-day business support activities.
Interest Expense, Net
For the three months ended September 30, 2025, interest expense, net of interest income decreased by $1 million compared with the same period in 2024, primarily from a decrease in interest expense resulting from the 2025 Repurchases in February 2025.
Income Tax Benefit
For the three months ended September 30, 2025, we recognized an income tax benefit of $2 million, an increase of $2 million compared with the same period in 2024. The resulting effective tax rate for the three months ended September 30, 2025 was 64.8%, compared with 228.7% in 2024. The increase in income tax benefit was primarily due to a $2 million benefit recognized as a result of favorable tax law changes enacted under OBBBA.
For the three months ended September 30, 2025, the effective tax rate of 64.8% differed from the federal statutory rate of 21% in the U.S. primarily due to the valuation allowance recorded against our U.S. federal and state net deferred tax assets.
Most of the permanent tax adjustments within our effective tax rate are offset by a valuation allowance. These adjustments include state taxes, federal research tax credits under Section 41 of the Code, equity compensation in the U.S. and other non-deductible expenditures in the U.S. Excluding the impact of the valuation allowance, we realized an estimated state effective tax rate of 4.3% for the three months ended September 30, 2025. In addition, exclusive of the valuation allowance, we continue to generate income tax benefits in the current period related to income tax credits recognized for qualified research activities in the U.S. The applicable federal tax laws and regulations define qualified research activities as research and development activities conducted in the U.S. that involve a process of experimentation designed to discover new information intended to develop a new or improved business component. Absent the valuation allowance, equity compensation also impacts the effective tax rate to the extent the income tax deduction exceeds or is below the related book expense, as required under ASC 718-740-35-2. Other U.S. non-deductible expenses that are offset by the valuation allowance consist primarily of non-deductible executive compensation under Section 162(m) of the Code.

Management’s Discussion and Analysis
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
Comparison of the nine months ended September 30, 2025 and 2024
Revenue

	Nine months ended September 30,
	2025	2024	Change

	(Dollars in thousands)
Cloud communications	$411,121	$395,676	$15,445	4%
Messaging surcharges	135,028	142,842	(7,814)	(5)%
Revenue	$546,149	$538,518	$7,631	1%
For the nine months ended September 30, 2025, our cloud communications revenue increased by $15 million, or 4%, compared with the same period in 2024. Within cloud communications revenue, our Global Voice Plans revenue grew by 6% and was driven by higher voice traffic on our network. Our Programmable Messaging revenue decreased by 10% largely from reduced political messaging activity following the U.S. presidential election in November 2024. Our Enterprise Voice revenue grew by 25%, reflecting strong momentum as our Maestro platform’s flexibility and vendor-agnostic UCaaS/CCaaS strategy continue to attract new customers.
For the nine months ended September 30, 2025, our messaging surcharges revenue decreased by $8 million, or 5%, compared with the same period in 2024. This decline was primarily driven by lower political messaging activity following the U.S. presidential election in November 2024.
For the nine months ended September 30, 2025, our average annual customer revenue was $0.2 million, which increased less than $0.1 million compared with the same period in 2024, as a result of our strategy to attract and retain larger customers who provide revenue scale and enhanced profitability.

Management’s Discussion and Analysis
Cost of Revenue and Gross Margin

	Nine months ended September 30,
	2025	2024	Change

	(Dollars in thousands)
Cost of revenue	$329,175	$335,071	$(5,896)	(2)%
Gross profit	$216,974	$203,447	$13,527	7%
Total gross margin	40%	38%
For the nine months ended September 30, 2025, total cost of revenue decreased by $6 million compared with the same period in 2024, driven by lower messaging cost of revenue of $10 million from less political messaging following the 2024 U.S. presidential election. The combination of changes in total revenue and total cost of revenue yielded an increase in total gross profit of $14 million, or 7%, from the same period in 2024, driven by ongoing efficiencies and improved unit economics as we successfully scale larger volumes of voice traffic on our network.
For the nine months ended September 30, 2025, our total gross margin percentage of 40% increased by 2% compared with the same period in 2024, driven by lower pass-through messaging surcharges within the total revenue mix.
Operating Expenses

	Nine months ended September 30,
	2025	2024	Change

	(Dollars in thousands)
Research and development	$95,389	$87,215	$8,174	9%
Sales and marketing	75,976	81,490	(5,514)	(7)%
General and administrative	56,052	52,130	3,922	8%
Total operating expenses	$227,417	$220,835	$6,582	3%
As a percentage of revenue, total operating expenses for the nine months ended September 30, 2025 and 2024 were 42% and 41%, respectively.
For the nine months ended September 30, 2025, research and development expenses increased by $8 million, or 9%, compared with the same period in 2024. Our continued investment in evolving our network infrastructure was the key driver behind this increase.
For the nine months ended September 30, 2025, sales and marketing expenses decreased by $6 million, or 7%, compared with the same period in 2024, primarily due to lower headcount expenses from our resource optimization efforts.
For the nine months ended September 30, 2025, general and administrative expenses increased by $4 million, or 8%, compared with the same period in 2024, driven by higher headcount expenses in connection with ongoing operational support needs.
Interest Expense, Net
For the nine months ended September 30, 2025, interest expense, net of interest income, increased by less than $1 million, compared with the same period in 2024, primarily from decreased interest income resulting from cash used to fund the 2024 Repurchases and 2025 Repurchases.

Management’s Discussion and Analysis
Income Tax Benefit
For the nine months ended September 30, 2025, we recognized an income tax benefit of $2 million, an increase of $1 million, compared with the same period in 2024. The resulting effective tax rate for the nine months ended September 30, 2025 was 18.3%, compared with 21.0% in 2024. The increase in income tax benefit was primarily due to a $2 million benefit recognized as a result of the favorable tax law changes enacted under OBBBA.
For the nine months ended September 30, 2025, the effective tax rate of 18.3% differed from the federal statutory rate of 21% in the U.S. primarily due to the valuation allowance recorded against our U.S. federal and state net deferred tax assets.
Most of the permanent tax adjustments within our effective tax rate are offset by a valuation allowance. These adjustments include state taxes, federal research tax credits under Section 41 of the Code, equity compensation in the U.S. and other non-deductible expenditures in the U.S. Excluding the impact of the valuation allowance, we realized an estimated state effective tax rate of 4.3% for the nine months ended September 30, 2025. In addition, exclusive of the valuation allowance, we continue to generate income tax benefits in the current period related to income tax credits recognized for qualified research activities in the U.S. The applicable federal tax laws and regulations define qualified research activities as research and development activities conducted in the U.S. that involve a process of experimentation designed to discover new information intended to develop a new or improved business component. Absent the valuation allowance, equity compensation also impacts the effective tax rate to the extent the income tax deduction exceeds or is below the related book expense, as required under ASC 718-740-35-2. Other U.S. non-deductible expenses that are offset by the valuation allowance consist primarily of non-deductible executive compensation under Section 162(m) of the Code.
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
Liquidity and Capital Resources
Our liquidity is provided by our cash flow from operations less expenditures for capital equipment, and supplemented by financing activities from time to time. Our cash flow from operations is driven by monthly payments from customers for communication services consumed during the period. Our primary uses of cash include operating costs, such as fees paid to other network service providers, network operations costs, personnel costs and facility expenses, as well as the purchase of property, plant and equipment to support growth on our communications platform. As of September 30, 2025, we had cash and cash equivalents of $73 million and marketable securities of $7 million.
In August 2023, we entered into a credit agreement (as amended to date, the “Credit Agreement”), among the Company, as borrower, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent, swingline lender and letters of credit issuer, which provides for a $150 million revolving credit facility (the “Credit Facility”). As of September 30, 2025, we had no outstanding borrowings under the Credit Facility and the available borrowing capacity was $150 million. See Note 8, “Debt,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding the Credit Agreement, including a summary of the current terms of the Credit Facility.

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
Our principal future commitments consist of (i) an aggregate of $258 million in Convertible Notes, (ii) $456 million in future minimum rent payments for our current office space, including a $450 million non-cancelable lease for our new corporate headquarters, which commenced in the third quarter of 2023 and which will continue for an initial twenty (20) year term, and (iii) $19 million in non-cancelable purchase obligations and future minimum payments under contracts to various service providers. For additional information on these future contractual obligations, see Note 8, “Debt,” and Note 12, “Commitments and Contingencies,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Cash Flows
The table below summarizes our cash flow information for the periods presented:

	Nine months ended September 30,
	2025	2024

	(In thousands)
Net cash provided by operating activities	$50,877	$47,365
Net cash (used in) provided by investing activities	(30,053)	1,692
Net cash used in financing activities	(29,076)	(106,144)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(284)	41
Net decrease in cash, cash equivalents, and restricted cash	$(8,536)	$(57,046)

Management’s Discussion and Analysis
Cash Flows from Operating Activities
For the nine months ended September 30, 2025, net cash provided by operating activities was $51 million and was generated by our aggregate results of $70 million during the period, net of (1) non-cash items comprising depreciation and amortization, non-cash reduction to the right-of-use asset, amortization of debt discount and issuance costs, stock-based compensation, deferred taxes and other, net gain on extinguishment of debt and (2) a $19 million cash outflow from lower operating liabilities and higher operating assets. Within operating liabilities, the net cash used as a result of lower accrued expenses and other liabilities of $13 million during the nine months ended September 30, 2025, was primarily driven by the timing of payments. Within operating assets, the net cash used as a result of higher accounts receivable of $6 million during the nine months ended September 30, 2025, was driven by higher unbilled receivables balances arising from higher usage amounts in the last month of the quarter ended September 30, 2025.
Cash Flows from Investing Activities
For the nine months ended September 30, 2025 net cash used in investing activities was $30 million. Cash used in investing activities was primarily driven by (1) cash used for the purchase of property, plant and equipment of $17 million and cash used for capitalized software development costs of $8 million, driven by investments in the communications platform, and (2) cash used for purchases of marketable securities, net of maturities, of $5 million from diversifying into higher yielding investments.
Cash Flows from Financing Activities
For the nine months ended September 30, 2025, net cash used in financing activities was $29 million, consisting primarily of $26 million of cash used to complete the 2025 Repurchases.

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

Management’s Discussion and Analysis
The following table shows a reconciliation of gross profit to non-GAAP gross profit and gross profit margin to non-GAAP gross margin for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(Dollars in thousands)
Gross Profit	$73,798	$73,134	$216,974	$203,447
Gross Profit Margin %	38%	38%	40%	38%
Depreciation	5,299	4,679	15,137	14,135
Amortization of acquired intangible assets	2,100	1,977	6,039	5,877
Stock-based compensation	542	352	1,597	1,123
Non-GAAP Gross Profit	$81,739	$80,142	$239,747	$224,582
Non-GAAP Gross Margin % (1)	58%	58%	58%	57%
________________________
(1) Calculated by dividing Non-GAAP gross profit by cloud communications revenue of $142 million and $411 million for the three and nine months ended September 30, 2025, respectively, and $139 million and $396 million for the three and nine months ended September 30, 2024, respectively.
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

Management’s Discussion and Analysis

The following table shows a reconciliation of net (loss) income to non-GAAP net income and net (loss) income per share to non-GAAP net income per non-GAAP share for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(In thousands, except share and per share amounts)
Net (loss) income	$(1,241)	$413	$(9,912)	$(4,765)
Stock-based compensation	12,328	11,449	38,448	35,148
Amortization of acquired intangibles	4,633	4,436	13,485	13,133
Amortization of debt discount and issuance costs for convertible debt	278	311	854	1,180
Net cost associated with early lease terminations and leases without economic benefit	—	350	—	2,383
Net gain on extinguishment of debt	—	—	(1,082)	(10,267)
Non-recurring items not indicative of ongoing operations and other (1)	1,185	(957)	2,002	(828)
Estimated tax effects of adjustments (2)	(5,721)	(3,211)	(9,373)	(6,654)
Non-GAAP net income	$11,462	$12,791	$34,422	$29,330
Interest expense on Convertible Notes (3)	238	251	726	868
Numerator used to compute Non-GAAP diluted net income per share	$11,700	$13,042	$35,148	$30,198

Net (loss) income per share
Basic	$(0.04)	$0.02	$(0.33)	$(0.18)
Diluted	$(0.04)	$0.01	$(0.33)	$(0.18)

Non-GAAP net income per Non-GAAP share
Basic	$0.38	$0.47	$1.16	$1.09
Diluted	$0.36	$0.43	$1.10	$0.98

Weighted average number of shares outstanding
Basic	30,278,516	27,374,367	29,721,404	26,983,931
Diluted	30,278,516	28,615,520	29,721,404	26,983,931

Non-GAAP basic shares	30,278,516	27,374,367	29,721,404	26,983,931
Convertible debt conversion	1,478,379	1,779,025	1,537,847	2,503,118
Stock options issued and outstanding	17,324	25,021	20,247	28,785
Nonvested RSUs outstanding	510,590	1,216,132	811,839	1,430,317
Non-GAAP diluted shares	32,284,809	30,394,545	32,091,337	30,946,151
________________________
(1) Non-recurring items not indicative of ongoing operations and other include (i) $1.2 million of foreign exchange charges primarily related to balance sheet revaluations during the three and nine months ended September 30, 2025, and less than $0.1 million and $0.2 million of losses on disposals of property, plant and equipment during the three and nine months ended September 30, 2025, respectively, (ii) $0.5 million of nonrecurring litigation expense and $0.1 million of losses on sale of business during the nine months ended September 30, 2025, and (iii) $1.0 million gain on the sale of an intangible asset during the three and nine months ended September 30, 2024, and less than $0.1 million and $0.2 million of losses on disposals of property, plant and equipment during the three and nine months ended September 30, 2024, respectively.

Management’s Discussion and Analysis
(2) The estimated tax-effect of adjustments is determined by recalculating the tax provision on a Non-GAAP basis. The Non-GAAP effective income tax rate was 17.2% and 15.5% for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025, the Non-GAAP effective income tax rate differed from the federal statutory tax rate of 21% in the U.S. primarily due to the research and development tax credits generated in 2025. We analyze the Non-GAAP valuation allowance position on a quarterly basis. As of September 30, 2025, we have no valuation allowance against our deferred tax assets for Non-GAAP purposes.
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

Management’s Discussion and Analysis
The following table shows a reconciliation of net (loss) income to Adjusted EBITDA for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(In thousands)
Net (loss) income	$(1,241)	$413	$(9,912)	$(4,765)
Income tax benefit	(2,281)	(734)	(2,215)	(1,265)
Interest expense, net	498	1,025	1,533	1,090
Depreciation	9,208	7,989	26,173	24,005
Amortization	4,633	4,436	13,485	13,133
Stock-based compensation	12,328	11,449	38,448	35,148
Net cost associated with early lease terminations and leases without economic benefit	—	350	—	2,383
Net gain on extinguishment of debt	—	—	(1,082)	(10,267)
Non-recurring items not indicative of ongoing operations and other (1)	1,185	(957)	2,002	(828)
Adjusted EBITDA	$24,330	$23,971	$68,432	$58,634
________________________
(1) Non-recurring items not indicative of ongoing operations and other include (i) $1.2 million of foreign exchange charges primarily related to balance sheet revaluations during the three and nine months ended September 30, 2025, and less than $0.1 million and $0.2 million of losses on disposals of property, plant and equipment during the three and nine months ended September 30, 2025, respectively, (ii) $0.5 million of nonrecurring litigation expense and $0.1 million of losses on sale of business during the nine months ended September 30, 2025, and (iii) $1.0 million gain on the sale of an intangible asset during the three and nine months ended September 30, 2024, and less than $0.1 million and $0.2 million of losses on disposals of property, plant and equipment during the three and nine months ended September 30, 2024, respectively.

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
The following table presents free cash flow for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(In thousands)
Net cash provided by operating activities	$22,239	$20,464	$50,877	$47,365
Net cash used in investing in capital assets (1)	(9,104)	(6,219)	(25,406)	(19,207)
Free cash flow	$13,135	$14,245	$25,471	$28,158
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
Interest Rate Risk
We had cash and cash equivalents of $73 million and marketable securities of $7 million as of September 30, 2025, which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of interest bearing checking and direct deposit accounts, and money market accounts. Marketable securities consist of time deposits and commercial paper not otherwise classified as cash equivalents. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short‑term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Interest on borrowings under our Credit Facility accrues at an annual rate tied to a base rate or the SOFR, at our election. Under the terms of the Credit Agreement, loans based on SOFR bear interest at a rate equal to term SOFR for the applicable interest period plus 10 basis points plus an applicable margin between 2.0% and 2.5%, and loans based on the base rate bear interest at a rate equal to the base rate plus an applicable margin between 1.0% and 1.50%, in each case of the foregoing, depending upon our consolidated total leverage ratio for the most recent fiscal quarter for which financial statements have been delivered under the Credit Agreement. As a result, we are exposed to interest rate risk as we make draws on the Credit Facility. As of September 30, 2025, there were no outstanding borrowings under the Credit Facility.
As of September 30, 2025, we had gross carrying amounts of $8 million and $250 million outstanding from our 2026 Convertible Notes and 2028 Convertible Notes, respectively. As the Convertible Notes have a fixed annual interest rate, we have no financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change. Additionally, the fair value can be affected when the market price of our common stock fluctuates. We carry the Convertible Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.
See Note 8, “Debt,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the Credit Facility and the Convertible Notes.
A hypothetical 10% change in interest rates would not have had a material impact on our financial results included elsewhere in this Quarterly Report on Form 10-Q.

Foreign Currency Risk
The functional currencies of our foreign subsidiaries are the respective local currencies of the jurisdictions in which they operate, which are primarily the Euro and the British Pound. Approximately 13% and 12% of our total revenue was generated outside North America for the nine months ended September 30, 2025 and 2024, respectively. The majority of our revenues and operating expenses are denominated in U.S. dollars, and therefore are not currently subject to significant foreign currency risk. Our subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the year. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive loss within stockholders’ equity. Gains or losses due to transactions in foreign currencies are included in other (expense) income, net in our condensed consolidated statements of operations. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currencies results in increased revenue and operating expenses for our rest of world operations. Similarly, our revenue and operating expenses for our rest of world operations decrease if the U.S. dollar strengthens against foreign currencies. A hypothetical 10% adverse change in foreign currency exchange rates would have adversely impacted our net loss for the nine months ended September 30, 2025 by approximately $3 million.

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
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have been named in a lawsuit that remains unresolved and is associated with the collection and remittance of 911 taxes and surcharges in Cook and Kane Counties, Illinois, the City of Chicago, Illinois, and the State of Illinois. The complaint alleges that we failed to bill, collect and remit certain taxes and surcharges associated with 911 services pursuant to applicable laws. We intend to vigorously defend this lawsuit and believe we have meritorious defenses.
On July 10, 2025, the City and County of San Francisco Tax Collector (“City of San Francisco”) issued a Corrected Tax Collector Decision on Petition for Redetermination to us, asserting an Access Line Tax (“ALT”) deficiency in the amount of $4 million. We dispute the City of San Francisco’s application of the ALT to us as well as the amount of the deficiency. We paid and placed on deposit the amount under protest on July 25, 2025, as required by law. On August 7, 2025, we filed a Claim for Refund with the City of San Francisco seeking a refund of the full amount. If we are unable to resolve the Claim for Refund with the City of San Francisco, or if the City of San Francisco denies the Claim for Refund, we anticipate that we will file a Complaint for Refund challenging the assessment in the Superior Court of the State of California, and believe we have meritorious arguments that support a refund of the full amount.
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
The results of any current or future litigation in which we engage cannot be predicted with certainty. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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
•Government shutdowns or delays in federal agency operations, including those of the Federal Communications Commission (“FCC”), could materially and adversely affect our business, financial condition, and results of operations.
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
Government shutdowns or delays in government agency operations, including those of the FCC, could materially and adversely affect our business, financial condition, and results of operations.
Lapses in U.S. federal government funding, such as the government shutdown experienced in the U.S. in October 2025, and other significant disruptions to government agency operations may have a material adverse effect on our business, financial condition, and results of operations.
As a telecommunications services provider, our business depends on the continued operations and timely reviews of federal agencies, such as the FCC, which oversees licensing and other authorizations, regulatory proceedings, product certifications and other telecommunications industry issues. Importantly, the FCC also provides telecommunications service providers like Bandwidth with a venue for dispute resolution when certain disputes with other providers arise, and this venue is unavailable during a government shutdown.
The ongoing government shutdown is causing significant impacts to FCC operations, suspending transaction review timelines and extending various types of filing and review deadlines until one day after the government reopens, effectively delaying the regulatory process and impacting the pace at which certain business goals can be pursued and disputes resolved. The government shutdown is also currently delaying our participation in open FCC rulemaking proceedings surrounding issues like the transition of communications networks to all-Internet Protocol technology, which is important to our competitive positioning, growth strategy, and long-term business objectives.
The current government shutdown, and any future government shutdowns or significant reduction in federal agency operations, may also diminish our ability to access the public markets and obtain necessary capital to properly capitalize and continue operations. It may also impede our customers’ ability to obtain or utilize federal funds and regulatory approvals, potentially reducing their demand for our services or adversely affecting their ability to make timely payments to us.
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
If current or future regulations change, the FCC, state or local regulators or regulators in jurisdictions abroad may not grant us required regulatory authorizations or may take action against us if we are found to have provided services without obtaining the necessary authorizations, or to have violated other requirements of their rules and orders. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may slow our growth and have a material adverse effect on our business, results of operations and financial condition.
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
Taxing authorities also may periodically perform audits to verify compliance and include all periods that remain open under applicable law, which customarily range from three to four years. At any point in time, we may undergo audits that could result in significant assessments of past taxes, fines and interest if we were found to be non-compliant. During the course of an audit, a taxing authority may, as a matter of policy, question our interpretation and/or application of their rules in a manner that, if we were not successful in substantiating our position, could potentially result in a significant financial impact to us. See also “Part II, Item 1. Legal Proceedings” in this Quarterly Report.
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
Prior to our initial public offering, there was no public market for shares of our Class A common stock. On November 10, 2017, we sold shares of our Class A common stock to the public at $20.00 per share. From November 10, 2017, the date that our Class A common stock began trading on the NASDAQ Global Select Market, through September 30, 2025, the trading price of our Class A common stock has ranged from $9.20 per share to $198.61 per share. The trading price of our Class A common stock may continue to be volatile and could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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

Item 5. Other Information
No contracts, instructions or written plans for the sale or purchase of our securities were adopted, amended or terminated by our directors or executive officers during the three months ended September 30, 2025.

Item 6. Exhibits
Exhibit Index

Exhibit number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation.	10-Q	001-38285	3.1	12/14/2017
3.2	Third Amended and Restated Bylaws.	8-K	001-38285	3.1	11/2/2023
10.1	Second Amendment to Employment Agreement, dated August 21, 2025, between Bandwidth Inc. and Daryl E. Raiford.				Filed herewith
10.2	Second Amendment to Employment Agreement, dated August 21, 2025, between Bandwidth Inc. and Devesh Agarwal.				Filed herewith
31.1	Certificate of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
101.INS	XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.				Filed herewith
101.SCH	XBRL Taxonomy Schema Document.				Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith
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

BANDWIDTH INC.

Date:	October 30, 2025	By:	/s/ David A. Morken
David A. Morken
Chief Executive Officer
(Principal Executive Officer)

Date:	October 30, 2025	By:	/s/ Daryl E. Raiford
Daryl E. Raiford
Chief Financial Officer
(Principal Financial Officer)

Date:	October 30, 2025	By:	/s/ Devin M. Krupka
Devin M. Krupka
Senior Vice President, Corporate Controller
(Principal Accounting Officer)