Form 10-K
period 2025-12-31
Bandwidth Inc.
filed 2026-02-19
CIK 1514416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-K
__________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $430.7 million based upon the closing price reported for such date on the NASDAQ Global Select Market.
As of February 13, 2026, 29,428,894 shares of the registrant’s Class A common stock and 1,958,028 shares of registrant’s Class B common stock were outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part II and Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

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

•Government shutdowns or delays in federal agency operations, subject us to a number of risks.
•Nearly all of our operating cash is held in financial institution accounts that are not FDIC-insured.
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
•We use AI in our business, and challenges in managing it could adversely affect our results of operations.
•As we expand, we may experience difficulty maintaining our corporate culture and operational infrastructure.
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
•We operate internationally, which exposes us to incremental risks.
•A significant portion of our revenue is concentrated in a limited number of large customers.
•Cyberattacks or breaches of our systems or third-party systems we rely on could disrupt our services and harm our business.
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
•Expanded state and federal oversight and enforcement may increase our compliance and litigation risk.
•We must obtain and maintain numerous licenses and permits to operate our network.
•Evolving technical standards could increase business costs for existing and future products.
•Regulatory violations could limit our operations or impose costly compliance obligations.
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
•Use of open source software could negatively affect our ability to sell our services and subject us to litigation.
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
•Use of net operating loss and tax credit carryforwards to offset future taxable income may be limited.
•If we redeem or repurchase shares of our stock in the future, we could be subject to an excise tax.
•Our estimates or judgments relating to our critical accounting policies may prove to be incorrect.
•We may not maintain an effective system of disclosure controls and internal control over financial reporting.
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
Risks Related to Ownership of Our Class A Common Stock
•Our Class A common stock price may be volatile and you could lose all or part of your investment.
•Substantial future sales of shares of our Class A common stock could cause the price of our Class A to decline.
•Our dual class capital structure may be perceived to concentrate voting control.
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

PART I - FINANCIAL INFORMATION

Item 1. Business
Overview
A global communications transformation is underway, and we believe Bandwidth is at the center. Our mission is to develop and deliver the power to communicate. We enable innovative organizations—from startup app developers to the world’s largest enterprises—to engage their end-users and deliver exceptional experiences everywhere people live, learn, work, and play. Backed by the Bandwidth Communications Cloud, our global owned-and-operated network spanning more than 65 countries reaching over 90 percent of global gross domestic product (“GDP”), innovative enterprises use Bandwidth’s Application Programming Interfaces (“APIs”) to easily embed voice, messaging, emergency services, and artificial intelligence (“AI”) capabilities into software and applications. Bandwidth was the first cloud communications provider to offer a robust selection of APIs built on our own cloud platform. Our award-winning support teams help businesses around the world transform their communications every day.
Bandwidth is strategically positioned at the intersection of enterprise communications and AI. As global enterprises adopt AI-driven tools to modernize customer experiences, we believe AI voice will become a critical new layer of value creation. Our Maestro™ platform and Communications Cloud are designed to support this evolution, enabling the orchestration of AI voice agents across diverse environments with superior quality, reliability, and scale. We see our emerging leadership in AI Voice as a natural extension of our long-term strategy to power trusted, mission-critical communications for the world’s largest enterprises.
Bandwidth’s business continues to benefit from the application of AI technologies to cloud communications use cases, the enterprise migration to the cloud, adoption of Contact Center as a Service platforms, the need to be able to work from anywhere, the reinvention of customer experience, and the growth in messaging applications to engage directly with consumers. We believe these market trends are secular, long-lasting, and still early in the adoption curve.
With the combination of our software APIs, our global Communications Cloud, our AI orchestration capabilities, and our broad range of experience with global regulatory frameworks, we believe Bandwidth is one of the best-positioned providers in our space to deliver mission-critical communications for global enterprises. In fact, Bandwidth already powers all the 2025 GartnerⓇ Magic Quadrant Leaders in the key cloud communications categories of Unified Communications as a Service (“UCaaS”) and Contact Center as a Service (“CCaaS”), along with leading hyperscalers and Software as a Service (“SaaS”) platforms.
We aim to be the key enabling platform for communications transformation in the AI era. We will seek to do this in three ways: (1) cross-sell and up-sell our existing customers as they benefit from our global footprint, powerful APIs, and AI orchestration capabilities to automate and scale cloud communications; (2) focus on direct-to-enterprise growth to serve Global 2000 enterprises that directly leverage Bandwidth services to accelerate their digital transformations; and (3) be the preferred provider for enterprises and SaaS platforms that use conversational voice and messaging to create digital engagements that enhance the customer experience. These three strategies are the foundation of the durable business we seek to build.
We operate in a single reportable segment. Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Part II, Item 8, “Financial Statements” in this Annual Report on Form 10-K, for a discussion of the results of our operations.

Go-to-Market Strategy
Bandwidth’s go-to-market strategy is designed around the global shift from on-premises based technology to cloud-based communications. We believe we are the only Communications Platform as a Service (“CPaaS”) provider that also owns and operates a cloud communications network with our global reach. This competitive differentiator has enabled Bandwidth to power the forces behind successive waves of the cloud communications revolution–from the growth of unified communications hyperscalers, to the acceleration of messaging platform leaders, to directly powering global enterprise communications, and now to the adoption of AI voice services. Each of our customer categories uses services on the Bandwidth Communications Cloud in its own unique way, and we have designed three key market offerings to power digital communications transformation.
Market Offering 1: Global Voice Plans
Through our Global Voice Plans market offering, we power all the leaders in UCaaS and CCaaS, as recognized by the research firm Gartner, including Microsoft, Google, Zoom, Cisco, RingCentral, Genesys, and Five9. We have been co-creating with many of these customers for more than a decade.
These leaders rely on Bandwidth to deliver the voice, messaging, and emergency services that are central to their own user experiences. Our APIs also expedite customer onboarding with real-time global programmable number management (ordering, porting, provisioning) to allow providers to customize their customer journeys, embed our global communications capability into their platforms, and reduce friction to accelerate onboarding. These platforms are global in nature, and they expect a communications partner who can provide direct global coverage and regulatory insight. In many cases, these partners are embedding conversational AI capabilities into their own platforms, and they rely on Bandwidth’s Communications Cloud to support those next-generation experiences. We believe our leadership in this market continues to expand with our global footprint and the addition of new capabilities.
We believe Bandwidth’s toll-free voice solution is a major reason contact center platforms build with Bandwidth for their North American business. Offering 5x carrier redundancy with available hands-free alternative routing, our own toll-free voice network is combined with four additional directly peered toll-free network partners, offering customers greater peace of mind. Whenever possible, Bandwidth keeps calls on its own network to enable excellent quality and better return on investment. Our four additional peered networks further enable best-in-class coverage as well as resilience—so if one network experiences quality-impacting issues, calls can be routed to a different network seamlessly, before impacts are even felt. Bandwidth’s unique Call AssureTM solution provides further redundancy with hands-free alternative routing that is fully insulated from the core network, to protect against an extraordinary disruption, such as a fire, natural disaster or cyberattack.
Market Offering 2: Enterprise Voice
In this category, Global 2000 enterprises engage directly with Bandwidth to leverage our voice, global number control, emergency services, pre-built integrations with leading UCaaS and CCaaS platforms, easy-to-build call flows, AI voice orchestration, and other services in their digital transformation. Bandwidth provides enterprises a fully or hybrid cloud-based communications solution to transition from their on-premises communications infrastructure to a software-enabled digital environment.
By partnering with Bandwidth, global enterprises can simplify their migrations to the cloud, as well as cloud-to-cloud migrations, while reducing complexity, gaining greater control, centralizing communication resources and operational workloads, adding new AI voice services, and better preparing for future scale. We believe Bandwidth’s history as an enabler to the platform leaders creates additional competitive benefits, such as deep automation of communications services, enterprise-grade quality and support, as well as deep operational relationships with the largest UCaaS and CCaaS platforms.

Bandwidth MaestroTM (“Maestro”) is a first-of-its-kind, next-generation enterprise cloud communications platform that enables customers to solve the key challenge of integrating best-in-class, real-time voice applications across their UCaaS, CCaaS, AI, and fraud mitigation platforms. We believe Maestro’s open approach, designed to integrate technologies developed by third parties, is unique in the cloud communications space. It provides a critical technology bridge and software orchestration layer that enterprises need to build a modern customer experience stack without complex and costly integration, which results in faster time to value, and enhanced customer and employee experiences and loyalty.
Our Maestro platform is key to Bandwidth’s AI innovation strategy. We believe it is the most open and flexible solution for enterprises to integrate conversational AI into cloud communications, through Native AI within CCaaS platforms, pre-built partner integrations, Bring Your Own AI with third-party apps, and Public APIs like OpenAI’s Realtime interface.
Whatever path customers choose, our MCP, or Model Context Protocol, server will empower AI voice agents to control Bandwidth APIs in real time using natural language, enabling actions like searching phone numbers, sending texts, or triggering other actions mid-conversation – without requiring custom code.
Market Offering 3: Programmable Messaging
Our Programmable Messaging market offering is aimed at large messaging customers that use Bandwidth to deliver digital engagement experiences, primarily through our text messaging solutions.
With a significantly higher open rate by end users than email, text messaging is a key channel to reach consumers. Our easy-to-use APIs and proven track record for deliverability have made Bandwidth a top choice for many leading platforms in text messaging.
Our messaging customers are powering digital engagements across many of the major brands of products people wear, eat, drive, and use every day. Use cases include retail and eCommerce promotions, financial services identity authentication, healthcare patient engagement, and many more. Bandwidth’s suite of Application to Person (“A2P”) messaging solutions include SMS and MMS on Local Numbers (“10DLC”), Toll Free Numbers, Short Codes, and rich communication services (“RCS”) for Business.
Bandwidth’s capacity, high deliverability, messaging campaign registration and monitoring tools, regulatory know-how, automated support tools, and exceptional human-based support have positioned us as a leading provider for messaging platforms. We believe we will continue to win high-volume contracts from customers that have run out of capacity with our competitors or who seek the robustness, reliability, and resilience of our service.
The Bandwidth Communications Cloud
Our Bandwidth Communications Cloud is the foundation of our business. It provides a communications developer platform on top of an all-IP, owned-and-operated network with global reach. With programmable access to voice and messaging, our Communications Cloud enables enterprises to deploy AI voice and orchestrate complex communications workflows. We believe the benefits to our customers include reliability, scalability, high fidelity, low latency, and usage-based control for global business-critical communications. Other features include:
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
•a broad range of experience with global regulatory frameworks earned through offering communications services in more than 65 countries and territories;
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
Core Product Domains
Bandwidth is continually investing in new domains in our Communications Cloud. Below are some of the major product offerings and use cases supported:
Voice. Approximately 60% of our consolidated revenue for the year ended December 31, 2025 was earned from our Voice domain serving the Global Voice Plans and Enterprise Voice customer categories. We offer customers the ability to interact with our voice services through SIP, WebRTC, and programmable voice API. Our voice services are used to build voice calling in applications and platforms, orchestrate call flows between users or machines, utilize AI voice agents for interactive voice response, conversational AI, and other use cases, record and bridge calls, initiate text-to-speech, and more. Enterprises can customize high-quality call routing for business voice use cases and global reach. Some of the common use cases are:
•Powering calling plans within cloud communications platforms (UCaaS, CCaaS, Meetings Solutions): Our platform empowers cloud communications leaders to connect their enterprise end-users with local and toll-free connectivity at global scale.
•Embedding ‘click-to-call’ feature: We enhance our enterprise customers’ ability to connect with consumers instantly. Our programmable voice API enables many use cases including call notifications and surveys, and advertising campaigns.
•Transitioning from traditional premises-focused communications to cloud based services: As enterprises migrate from on-premises equipment to the cloud, Bandwidth can fuel their digital transformation with our software-driven SIP trunking services designed to integrate in hybrid or full cloud deployments.
•Mitigating fraud with Trust Services: Our number reputation management solution enables enterprises to protect call answer rates, mitigate fraud, and maintain customer trust. Our Trust Services portfolio also includes STIR/SHAKEN attestation, voice bio-authentication, inbound call verification, campaign registration support, and fraud monitoring capabilities.
Emergency Services. We provide complete communications solutions (full PSTN replacement) with integrated local emergency services in 42 countries around the globe. We can instantly connect numbers, devices or applications to emergency services with reliable and accurate emergency routing.
•Dynamic location routing: Enables real-time, geocoded routing based on X,Y coordinates of the caller and defined Public Safety Answering Point (“PSAPS”) boundaries. This helps enterprises meet compliance requirements and enable increasingly remote workforces.

•Emergency calling API: One global API that connects apps to the public safety infrastructure without the need for on-premises technology or telephony expertise.
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
Bring your own carrier (“BYOC”) Integrations. Bandwidth offers the largest ecosystem of BYOC of any provider by integrating with several leading UCaaS, CCaaS, conversational AI, and speech-to-text/text-to-speech platforms under our BYOC solutions portfolio, to provide a holistic solution that’s seamlessly aligned with the organization, and allows enterprises to move communications to the cloud at their own pace. Once numbers are in the Bandwidth Communications Cloud, they can be moved from platform to platform without leaving Bandwidth, decreasing cloud migration risk and complexity. Our BYOC Integrations include:
•UCaaS Integrations: We have BYOC partnerships with leading UCaaS platforms, including Microsoft Teams Direct Routing and Operator Connect, Zoom Phone Provider Exchange, Webex Calling by Cisco, and Google Voice for Google Workspace.
•CCaaS Integrations: We have BYOC partnerships with leading CCaaS platforms, including Five9, Genesys, Webex Contact Center by Cisco, and Zoom Contact Center.
•Conversational AI Integrations: We have BYOC partnerships with leading conversational AI platforms. We also enable conversational AI integrations with third-party apps, native AI within CCaaS platforms, and public APIs like OpenAI’s Realtime interface.
•Fraud Mitigation: Our BYOC partnership with Pindrop enables enterprises to utilize Pindrop’s voice bio-authentication and anti-fraud services.
•Speech-to-Text/Text-to-Speech: Our partnership with Amazon Web Services STT/TTS provides access to AWS’s speech-to-text and text-to-speech solutions to enable virtual agents with Bandwidth Maestro.
Messaging. Approximately 40% of our consolidated revenue for the year ended December 31, 2025 was earned from the Programmable Messaging customer category. Our software APIs for messaging deliver a full suite of A2P messaging capabilities, designed to help brands engage with their customers. Bandwidth’s North American messaging services are enabled for local and toll-free phone numbers, short codes, and RCS for Business. While we provide a wide range of functionalities, some of the common use cases are:
•Automated real-time notification and alerts: Our APIs empower product leaders and enterprise developers with predefined functionalities to send and receive A2P messages, uniquely integrated with their own business processes or tech stacks.
•Branded messaging experiences: Bandwidth supports RCS for Business, enabling enterprises to deliver richer, more interactive branded messaging experiences that increase end-user engagement and trust.

•Two-factor authentication: We enable enterprises to verify the identity and maintain security of end users through our software-based, multi-channel verification service that sends unique codes to end users to log in to mobile and web applications.
•Group messaging: Product owners utilize our platform to build messaging applications that enable their end-users to share SMS and MMS messages, share videos, and carry out polls and surveys, among other uses, without leaving the application.
Insights. Bandwidth Insights gives customers a detailed view of their voice and messaging performance to make data-driven decisions and ensure quality of service.
•Understand and solve for deliverability issues: Real-time error codes and alerting allows enterprises to understand and solve for messaging deliverability challenges in an ever-changing messaging environment.
•Real-time call quality analytics: We provide our customers with real-time call analytics including data such as call duration, customer sentiment, and other attributes to better understand call performance and customer experience.
•Track trends, benchmarks, and usage: Our Insights API shows trends, delivery rates, and usage patterns by product and carrier.
Competitive Strengths
Bandwidth has developed a set of competitive strengths that we believe provide durable advantages in the global communications market. These strengths differentiate our platform, enhance our ability to win and retain enterprise customers, and position us to lead as communications become more intelligent, automated, and AI-driven.
High-quality, secure global platform for mission-critical communications: Our owned-and-operated network platform, the Bandwidth Communications Cloud, delivers the global reach, scalability, resiliency, and low latency required for mission-critical customer communications and emerging AI voice workloads. Advanced controls, including fraud mitigation, number reputation management, authentication, and routing intelligence, enable enterprises to deliver secure, trusted, high-fidelity conversations at scale.
Enterprise-grade APIs, integrations, and orchestration: Our enterprise-grade APIs, Maestro software integrations and call orchestration provide customers with the flexibility to embed communications into their applications, workflows, and customer engagement platforms while maintaining flexibility and control over their technology stack. Our Maestro platform provides enterprises with the freedom to choose from the industry’s largest ecosystem of BYOC integrations and orchestrate more intelligent, composable customer journeys.
Broad experience with global regulatory frameworks: Bandwidth has broad regulatory experience as a global network owner and national operator, which positions us as a trusted resource with customers to navigate constant change in the global regulatory landscape.
CPaaS-based emergency calling capabilities: We believe we are one of the only CPaaS providers with a full suite of emergency service capabilities. In many countries, it is a legal obligation to ensure on-premises access to local emergency services. Our customers can meet compliance commitments using a single provider in multiple markets where they do business—across North America, Europe, and Asia-Pacific. Moreover, our dynamic geospatial routing capability can route emergency calls over our E911 network based on a real-time location of the caller to produce industry-leading results.

Experience and expertise: Our senior leadership team consists of both new and long-tenured leaders – each an expert with deep and proven experience in the telecommunications and SaaS space. We regularly interact with local regulators in more than 30 countries, and we currently power all the 2025 Gartner Magic Quadrant Leaders in UCaaS and CCaaS. We seek to bring this body of experience and knowledge to all our customer engagements.
Growing relationships with low customer churn: We address the complex needs of the customers we serve, and as a result, these enterprises have continued to innovate and grow with our platform over many years. At the end of 2025, our twelve-month customer retention rate stood at greater than 98.8 percent, with a number of our largest enterprise customers having been on our platform for more than ten years. Our relationship with each of the enterprises we serve often spans product suites, divisions, and use cases over time. Based on surveys conducted after customer interactions in 2025, our customers have expressed a greater than 97 percent satisfaction rate. On G2, a customer review platform, Bandwidth has been a Leader in CPaaS Platforms for 32 consecutive quarters.
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
Our Your Music Matters program builds outreach programs and initiatives to fill our recruiting funnel with candidates from a variety of backgrounds who possess the “Bandwidth Edge” – smart, common sense, hardworking, honest, competitive energy, and emotional intelligence. We build external and internal campaigns to fill the recruiting funnel using our talented team members, creative local and non-local outreach partnerships, and virtual platforms to connect with talent who come from different backgrounds, skills, abilities, and experiences.
We believe the benefits that we offer each of our team members are an important component of our Whole Person Promise. These benefits, which vary based on country location and applicable laws, include: robust medical benefits in which we pay 100 percent of the premiums for medical, dental, and vision insurance; 401(k); industry leading parental leave; and access to mental health resources.
Bandwidth’s compensation philosophy embraces transparency and educates all Bandmates on our benchmarking process, pay structure design, and logical approach to compensation strategy. Research has shown that rigorously-designed compensation strategies like ours are one of the best ways to combat pay disparity and ensure fairness for every team member.

Our Customers
We have a broad and diversified customer base. We benefit from long-standing relationships with some of the largest technology companies, well-recognized enterprise customers, and innovative SaaS platforms. Many of our customers have multi-year contracts, with no single customer representing 10 percent or more of total revenue for the year ended December 31, 2025.
Our management is highly focused on creating and maintaining strategic partnerships beyond standard transactional customer relationships. We seek to empower enterprises to create, scale, and operate mission-critical services, and the significance of this capability for enterprises reinforces our customer relationships.
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
Sales and Marketing
Our sales and marketing teams work closely together to identify and acquire new customers, expand relationships with existing enterprises, and integrate them with the Bandwidth Communications Cloud. Our marketing team generates marketing qualified leads and pipeline that converts to revenue through a number of demand-generating channels, including our website, marketing integrated campaigns, webinars, sponsored virtual and live events, white papers and blogs, public relations, social media, analyst relations, paid search, AI and search engine optimization, and outbound lead development efforts. These marketing initiatives enhance awareness, preference, and adoption of our services, and help us cross-sell and up-sell opportunities with existing customers.
We engage potential customers and existing customers through an enterprise-focused sales approach. Our sales and marketing executives often directly engage C-level executives and other senior business, product, and technical decision makers responsible for the end-user experience and financial results at their enterprises. Our sales and marketing executives work to educate these decision makers and their teams about the benefits of using the Bandwidth Communications Cloud to engage their end-users and deliver exceptional experiences everywhere people live, learn, work, and play. Our sales team includes a full stack of sales development, inside sales, field sales, and sales engineering functions.
Research and Development
Our ability to compete depends in large part on our continuous commitment to research and development (“R&D”). We seek to continuously enhance our existing offerings and develop new products and services. Our product and network teams are responsible for the ongoing design, development, testing, and release of new features and functions in the Bandwidth Communications Cloud. Our executive management is responsible for creating a vision for our product roadmap and new innovation, and our sales and marketing teams relay customer insights, enterprise needs, and possible new use cases or enhancements.
Our vision for the Bandwidth Communications Cloud is to be viewed as a singular resource for global enterprise communications. Our near-term roadmap includes a range of solutions to help enterprises create a better total experience for consumers and employees–whether through the contact center, hybrid work, messaging engagement, intelligent emergency services, new AI technologies, or a combination thereof.

Competition
The CPaaS market is rapidly evolving and increasingly competitive. We believe that the principal competitive factors in our market are:
•platform scalability, reliability, deliverability, security, and performance;
•network control and quality;
•global reach;
•completeness of offering;
•ease of integration and programmability;
•product features;
•customer support;
•ability to deliver measurable value and savings;
•the cost of deploying and using our service offerings;
•the strength of sales and marketing efforts;
•brand awareness and reputation; and
•credibility with product executives and developers.
We believe that we compete favorably based on the factors listed above and believe that none of our competitors currently competes directly with us across the combination of our global scale, all-IP Communications Cloud, enterprise-grade APIs, and broad experience with regulatory frameworks gained through our service offerings.
Our competitors fall into two primary categories:
•CPaaS companies that may offer a broader set of software APIs and services, but may be limited by a higher messaging concentration, have more limited global reach, less robust customer support or fewer other features while relying on third-party networks and physical infrastructure; and
•Incumbent telecommunications operators that offer limited geographical reach and limited developer functionality on top of their networks and physical infrastructure.
Some of our competitors have greater financial and technical resources, geographic reach, name recognition, or intellectual property portfolios than we do. In addition, some competitors may offer a greater number and variety of products and services than we do, or may offer services in geographies in which we do not operate. We expect competition to intensify in the future. See “Risk Factors–Risks Related to Our Business” elsewhere in this Annual Report on Form 10-K, for additional information on the competitive environment in which we operate, and risks related thereto.

Intellectual Property
We rely on a combination of patent, copyright, trademark, and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to protect our proprietary technology. We also rely on registered and unregistered trademarks to protect our brand.
As of December 31, 2025, we had 38 U.S. patents and four U.S. patent applications pending. In addition, as of December 31, 2025, we had 16 registered trademarks and three trademark applications pending in the United States and elsewhere.
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
Employees
As of December 31, 2025, we had approximately 1,100 employees, who are primarily located in the United States, Europe, and Asia Pacific. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
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
The Code sets forth the European regulatory framework and harmonized rules across the EU and EEA, which govern the provision of electronic communications networks and services. While the Code provides a harmonized framework, laws of each jurisdiction of the EU and the EEA, and related regulations, will differ from country to country (e.g.0, rules around suballocation of numbering resources), which can increase operational costs and, at times, prevent us from serving certain jurisdictions. Prior to the 2020 departure of the United Kingdom (“U.K.”) from the EU, much of the Code had been transposed into U.K. legislation and remains binding U.K. law until amended or withdrawn by an Act of Parliament.
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
As a result of recent changes to U.S. and foreign government policies, there may be changes to existing trade agreements, greater restrictions on free trade generally, the imposition of or significant increases in tariffs on goods imported into the U.S., and adverse responses by foreign governments to U.S. trade policies, among other possible changes. The U.S. government has implemented or announced it intends to implement or increase tariffs, and it remains unclear what the U.S. government or foreign governments will or will not do with respect to tariffs or trade agreements and policies. These trade measures enacted, or threatened to be enacted, by the U.S. and other countries have led to increased volatility and uncertainty in certain parts of the global economy. We cannot predict the timing, strength, or duration of the current or any future potential economic volatility or slowdown in the U.S. or globally. Increased tariffs could adversely impact the costs to us of the fiber, computers, software, transmission electronics and related network components, including network colocation facilities, that are critical to the operation of our network. We may not be able to offset any such increase in costs with a commensurate increase in the price of our services, which could have an adverse impact on our business, results of operations and financial condition.

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
The recent government shutdown caused significant impacts to FCC operations, suspending transaction review timelines and extending various types of filing and review deadlines until one day after the government reopened, effectively delaying the regulatory process and impacting the pace at which certain business goals could be pursued and disputes resolved. The government shutdown also delayed our participation in open FCC rulemaking proceedings surrounding issues like the transition of communications networks to all-Internet Protocol technology, which is important to our competitive positioning, growth strategy, and long-term business objectives.
Any future government shutdowns or significant reduction in federal agency operations, may also diminish our ability to access the public markets and obtain necessary capital to properly capitalize and continue operations. Although we have insignificant sales involving the government, a shutdown may also impede our customers’ ability to obtain or utilize federal funds and regulatory approvals, potentially reducing their demand for our services or adversely affecting their ability to make timely payments to us.

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
Some of our competitors and potential competitors are larger and have greater name recognition, longer operating histories, more established customer relationships, greater penetration into the enterprise space, a larger global reach, larger budgets and significantly greater resources than we do. In addition, they have the operating flexibility to bundle competing products and services at little or no incremental cost, including by offering them at a lower price as part of a larger sales transaction. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, technical and commercial standards or customer requirements and preferences. In addition, some competitors may offer services that address one or a limited number of functions at lower prices, with greater depth than our services, or in different geographies. Our current and potential competitors may develop and market new services with comparable functionality to our services, which may force us to compete on price in order to remain competitive and therefore erode our profit margins. Customers utilize our services in many ways and use varying levels of functionality that our services offer or are capable of supporting or enabling our services within their applications. Customers using only limited functionality may be able to more easily replace our services with competitive offerings. By contrast, customers using many of the features of our services or using our services to support or enable core functionality for their applications may find it difficult or impractical to replace our services with a competitor’s services.
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

If we are unable to attract new customers in a cost-effective manner, our business, results of operations and financial condition could be adversely affected.
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
We have been developing and providing a cloud-based platform that enables developers and organizations to integrate voice and messaging communications capabilities into their software applications. This market is subject to a number of risks and uncertainties. We believe that our future success will depend in large part on the growth, if any, of this market. For example, developers and organizations may not recognize the need for, or benefits of, our services and platform. And even if they recognize the need for and benefits of our services and platform, they may decide to adopt alternative services and/or develop the necessary services in-house to satisfy their business needs.
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
The market for our services and platform could fail to grow significantly or there could be a reduction in demand for our services and platform as a result of a lack of customer acceptance, technological changes or challenges, or our inability to successfully introduce new product offerings. If demand for our services and platform does not grow or if it decreases, then our business, results of operations and financial condition could be adversely affected.
Our ability to achieve revenue growth, cashflow, and operating performance depends on retaining customers and increasing their use of our services.
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
We also must integrate with a variety of network, hardware, mobile and software platforms and technologies, which requires us to adapt our communications platform and product offerings to changes and innovation in these technologies. Wireline and wireless telephone providers, as well as cell-phone operating system providers such as Apple and Google, have developed, and may in the future develop, new applications, functions or technologies intended to filter illegal robocalls or other unwanted phone calls or messages. Such applications, functions or technologies may inadvertently filter legal and desired calls or messages to or from our customers and in some cases, we may need to update our services and technology or work with these providers to ensure customer success in the face of these applications, functions or technologies. Any failure to operate effectively with evolving or new technologies could reduce the demand for our services. The introduction of new features for existing products may require new technology and services, which we may procure from third party vendors. The success of these upgrades may be dependent on reaching mutually acceptable terms with vendors, on vendors meeting their obligations in a timely manner, and on the financial and operational stability of selected vendors. If we cannot respond to technological changes and evolving customer requirements in a timely and cost-effective manner, or if our new or enhanced services do not gain market acceptance, our services may become less competitive or obsolete and our business, results of operations and financial condition would be adversely affected.
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
If we are unable to effectively maintain our corporate culture or fail to achieve the necessary level of efficiency in our organization as we grow, then our business, results of operations and financial condition could be adversely affected.
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
If we are unable to develop, maintain, and scale these systems effectively, or if data migration or integration efforts fail or are significantly delayed, we may experience errors or delays in processing orders, provisioning services, providing customers with accurate information about their services, or supporting billing activities. Any such issues could negatively affect customer satisfaction, increase our costs and harm our business, results of operations and financial condition.
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
Many of our customers depend on our customer support team to help them deploy or use our services effectively, to help them resolve post-deployment issues quickly and to provide ongoing support. If we do not devote sufficient resources to, or are otherwise unsuccessful in, assisting our customers effectively, it could adversely affect our ability to retain existing customers and could prevent prospective customers from adopting our services. We may be unable to respond quickly enough to accommodate short-term increases in demand for customer support. We also may be unable to modify the nature, scope and delivery of our customer support to compete with changes in the support services provided by our competitors. Increased demand for customer support, without corresponding revenue, could increase costs. Our sales are highly dependent on our business reputation and on positive recommendations from existing customers. Any failure to deliver and maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could adversely affect our reputation, business, results of operations and financial condition.
We operate internationally, which exposes us to risks that are incremental to those experienced by a company operating only domestically.
We have expanded our international operations, including through the deployment of data centers in certain locations outside of the U.S. and our acquisition of Voxbone in late 2020. As part of our growth strategy, we will continue to evaluate potential opportunities for further international expansion.
Operating in international markets requires significant resources and management attention, and subjects us to legal, regulatory, economic and political risks in addition to those we face in the United States. Our experience with international operations is more limited than our domestic experience, and further international expansion efforts may not be successful.
In particular, we face risks in doing business internationally that could adversely affect our business, including:
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
•the need to adapt and localize our products for specific countries.
•challenges in keeping abreast of, understanding and complying with local laws, regulations and customs in multiple foreign jurisdictions, particularly in the areas of telecommunications, data privacy and security, and artificial intelligence;
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
•political or social unrest, acts of war or economic instability in a specific country or region in which we operate, which could have an adverse impact on our operations in that location; and
•exposure to geopolitical conflicts and related government actions, such as the military conflict between Russia and Ukraine and the resulting sanctions and export controls imposed by the U.S., U.K., EU, and others, which led us to terminate our services in Russia and Belarus; although these countries did not constitute a material portion of our business, continued or expanded conflict in the region, or similar conflicts in other regions, could disrupt our operations in affected areas (including locations such as our office in Romania), impact customer demand or cause broader volatility in global markets.
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
A significant portion of our revenue is concentrated in a limited number of large customers.
A significant portion of our revenue is concentrated among a limited number of large customers. If we lost several of our top ten customers, or, if several of these major customers significantly decreased their usage of our services, our business would be materially and adversely affected.
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
We use AI technologies internally, and we also have incorporated AI-powered features into certain of our solutions and may continue to do so in the future. The integration of AI models and large data sets into our products and internal systems, including those provided by third parties, may heighten our exposure to cyber-attacks, data breaches, misuse of our data and other security incidents. In addition, AI technologies may be used in connection with cyber-attacks, which may increase in sophistication, frequency or speed of such attacks and, in turn, make them more difficult to detect or mitigate.
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
We, along with many other communications service providers, are subject to litigation regarding our billing, collection and remittance of non-income-based taxes and other similar charges regarding 911 services alleged to apply in certain states, counties, and municipalities located in California and Illinois. See “Item 3. Legal Proceedings,” in this Annual Report on Form 10-K. We may face similar litigation in other jurisdictions in the future. While we are vigorously defending these lawsuits, litigation is inherently uncertain. Tax assessments, penalties and interest or future requirements arising from these lawsuits, the settlement of any such lawsuit or any other lawsuits that may arise in other jurisdictions, may adversely affect our business, results of operations and financial condition. We have also filed a lawsuit against the city of San Francisco with respect to its assessment of certain 911-related taxes and charges.
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
The misuse of our offerings by our customers, or customers of our customers, may result in civil claims and/or agency enforcement actions against us, including those arising due to misuse of our platform or offerings, and requests for information through third-party subpoenas or regulatory investigations. For example, we have received correspondence from the FTC relating to customers using our network to transit “robocall” traffic. We have received similar correspondence from the FCC relating to our role as a gateway provider. Additionally, we are in regular communication with numerous state attorneys general regarding efforts to curb illegal robocalling. Internationally, we also may become subject to similar laws imposing limitations on marketing calls to wireline and wireless numbers. The scope and interpretation of the laws and regulations that are or may be applicable to the making and/or delivery of calls and/or messages are continuously evolving and developing. If we do not comply with these laws or regulations, or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by taking mandatory actions such as obtaining proper customer consent, we could become subject to costly lawsuits, fines, civil penalties, potentially significant statutory damages, consent decrees, injunctions, adverse publicity, loss of user confidence in our services, loss of users and other adverse consequences, which could materially harm our business.

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
If current or future regulations change, the FCC, state or local regulators or regulators in jurisdictions abroad may not grant us required regulatory authorizations or may take action against us if they determine we have provided services without obtaining the necessary authorizations or that we have violated other requirements of their rules and orders. Delays in receiving required regulatory approvals or the enactment of new adverse or burdensome regulation or regulatory requirements may slow our growth and have a material adverse effect on our business, results of operations and financial condition.
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

Proceedings before the FCC or regulators from international jurisdictions could limit our access to various network services or further increase the rates we must pay for such services. For example, a proposed proceeding before the FCC as of February 2026 could result in a change in the amount we pay to other carriers or a reduction in the revenue we derive from other carriers in, or retroactive liability for, access charges and reciprocal compensation. A number of states also have proceedings pending that could impact our access to and the rates we pay for network services. Other state proceedings could limit our pricing and billing flexibility. Other recent proceedings before the FCC have produced new rules in the areas of IP Interconnection, cybersecurity compliance, emergency services, robocalling and robotexting, and others that could result in increases in the cost of regulatory compliance. For example, the FCC continues to examine how to improve the delivery of emergency 911 services and whether to expand requirements to include communications services not currently subject to emergency calling obligations. As of March 25, 2025, providers must work with 911 authorities to establish NG911 connectivity within tight timelines as NG911 authorities declare readiness, and this process is often different from one 911 authority to the next and can create complexity and resource burdens. As of April 15, 2025, providers are required to provide a 911 outage notification to a potentially affected 911 special facility within 30 minutes of discovering such an outage. Conversely, the continued lack of regulatory certainty in the messaging ecosystem and marketplace has created considerable operational challenges that increase our operating costs and ability to support these services.
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
In addition, in order to procure, distribute and retain telephone numbers in certain foreign jurisdictions, we will be required to register with the local telecommunications regulatory authorities, some of which have been increasingly monitoring and regulating the categories of phone numbers that are eligible for provisioning to our customers, including geographical, regional, local and toll-free phone numbers. We have obtained telecommunications regulatory licenses or are obtaining those licenses in various countries in which we do business, but in some countries, the regulatory regime around provisioning of phone numbers is unclear, subject to change, and may conflict from jurisdiction to jurisdiction. Furthermore, these regulations and government-specific approaches to their enforcement, as well as our products and services, are evolving and we may be unable to maintain compliance with applicable regulations, or enforce compliance by our customers, on a timely basis or without significant or prohibitive cost. Also, compliance with these regulations may require changes in products or business practices that result in reduced revenue. If we or our customers use or assign phone numbers in these countries in a manner that violates applicable rules and regulations, we may also be subject to significant penalties or governmental action, including government-initiated audits and, in extreme cases, may be precluded from doing business in that particular country. In the event of non-compliance, we may be forced to reclaim phone numbers from our customers, which could result in loss of customers, breach of contract claims, loss of revenue and reputational harm, all of which could have a material adverse effect on our business, results of operations and financial condition.
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
If current or potential customers or their end users are unwilling to accept these differences, or perceive our services as less reliable than traditional telephone services, they may choose to remain with their current providers, reduce their use of our services, or discontinue our services altogether. Any of these outcomes could adversely affect our ability to attract and retain customers and could negatively impact our business, results of operations, and financial condition.
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
The failure of any equipment or facility on our network, including our network operations control centers and network data storage locations, could interrupt customer service and other corporate functions until we complete necessary repairs or install replacement equipment. Our business continuity plans also may be inadequate to address a particular failure that we experience. Delays, errors or network equipment or facility failures could result from natural disasters, pandemics, disease, accidents, terrorist acts, acts of war, power losses, security breaches, vandalism or other illegal acts, computer viruses or other causes. These delays, errors or failures could significantly impair our business due to:
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
In addition, other key suppliers upon which we rely could be unwilling or unable to provide us with the materials or services that we need to operate our communications platform on a timely basis or on terms that we find acceptable. Our financial counterparties, insurance providers or others also may default on their contractual obligations to us. If any of our key suppliers fail to continue to provide us with the materials or services that we rely upon to operate, we may not be able to replace them without disruptions to, or deterioration of, our services and we may incur higher costs associated with new suppliers. Transitioning to new suppliers also may result in the loss of the value of assets associated with the integration of third-party services into our network or service offerings.
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
Taxing authorities also may periodically perform audits to verify compliance and include all periods that remain open under applicable law, which customarily range from three to four years. At any point in time, we may undergo audits that could result in significant assessments of past taxes, fines and interest if we were found to be non-compliant. During the course of an audit, a taxing authority may, as a matter of policy, question our interpretation and/or application of their rules in a manner that, if we were not successful in substantiating our position, could potentially result in a significant financial impact to us. See also “Part I, Item 3. Legal Proceedings” in this Annual Report.
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
We conduct our international operations through subsidiaries and branches, and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. Also, our tax expense could be affected depending on the applicability of withholding and other taxes under the tax laws of certain jurisdictions in which we have business operations. The relevant revenue and taxing authorities may disagree with positions we have taken generally, or our determinations as to income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in additional tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations.

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
If we redeem or repurchase shares of our stock in the future, we could be subject to an excise tax.
The Inflation Reduction Act of 2022 imposed a 1% excise tax on the fair market value of stock on certain repurchases (including redemptions) of stock by publicly traded corporations on or after January 1, 2023, subject to certain exceptions (including an exception that allows netting the amount of stock redemptions or repurchases against certain new issuances of stock). Subsequently, the U.S. Department of the Treasury issued final regulations providing additional rules about this excise tax. If we redeem or repurchase shares of our stock in the future, we could be subject to this excise tax, unless we qualify for any of the exceptions that are provided in the Inflation Reduction Act, in the final regulations, or in other future laws, regulations or rules. Any such excise tax would be our liability and could increase the amount of tax that we are required to pay.

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
A significant event, such as an earthquake, hurricane, a fire, a flood, a pandemic, a power outage, terrorist attack, act of war, such as the ongoing Russia-Ukraine conflict, or civilian unrest could have a material adverse effect on our business, results of operations or financial condition. Health concerns or governmental, legal, political or regulatory developments in the United States or other countries in which we or our customers, partners and service providers operate could cause economic, labor or social instability and reduce demand for our services or impair our ability to operate.

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
If any of these events occur and our disaster recovery or business continuity plans prove to be inadequate, we could experience prolonged service outages, data loss, delays in billing or financial reporting, increased costs and damage to our reputation, any of which could adversely affect our business, results of operations, and financial condition.
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
Risks Related to the Convertible Notes
Servicing our debt requires a significant amount of cash, and additional indebtedness could intensify the risk associated with our indebtedness.
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
We and our subsidiaries may also be able to incur substantial additional debt in the future, some of which may be secured debt. We will not be restricted under the terms of the indentures governing the Convertible Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that could have the effect of diminishing our ability to make payments on the Convertible Notes when due.

We may not have the ability to raise the funds necessary for cash settlement upon conversion of the Convertible Notes or to repurchase the Convertible Notes for cash following a fundamental change, and the conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial conditions and operating results.
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
In addition, if the conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option as described in the indentures governing the Convertible Notes. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
Prior to our initial public offering, there was no public market for shares of our Class A common stock. On November 10, 2017, we sold shares of our Class A common stock to the public at $20.00 per share. From November 10, 2017, the date that our Class A common stock began trading on the NASDAQ Global Select Market, through December 31, 2025, the trading price of our Class A common stock has ranged from $9.20 per share to $198.61 per share. The trading price of our Class A common stock may continue to be volatile and could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•general market volatility caused by epidemics, endemics and pandemics, acts of war, or other significant domestic or international events;
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
Our Class A common stock has one vote per share, and our Class B common stock has ten votes per share. Substantially all of our Class B common stock continues to be held by our co-Founder, Chairman and CEO, David A. Morken, and our co-Founder Henry Kaestner. Because of the ten-to-one voting ratio between our Class B and Class A common stock, these holders of our Class B common stock collectively control approximately 42% of the combined voting power of our common stock and therefore would be able to exert significant influence over all matters submitted to our stockholders for approval. This concentrated voting control limits or precludes stockholders’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments to our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that stockholders may feel are in their best interest as one of our stockholders. Moreover, this concentration of ownership may also adversely affect the trading price for our Class A common stock to the extent investors believe there are disadvantages in owning stock of a company that are perceived to have controlling stockholders.
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
In July 2017, S&P Dow Jones, a provider of widely followed stock indices, announced that companies with multiple share classes, such as ours, would not be eligible for inclusion in certain of their indices. As a result, our Class A common stock is not eligible for these stock indices. Many investment funds are precluded from investing in companies that are not included in such indices, and these funds are unable to purchase our Class A common stock if we are not included in such indices. We cannot assure you that other stock indices will not take a similar approach to S&P Dow Jones in the future. Exclusion from indices could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.
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
Our second amended and restated certificate of incorporation and our third amended and restated bylaws include provisions that require the affirmative vote of two-thirds of all of the outstanding shares of our capital stock entitled to vote to effect certain changes. These changes include amending or repealing our third amended and restated bylaws or second amended and restated certificate of incorporation, or removing a director from office for cause. If all or substantially all of the holders of our Class B common stock convert their shares into Class A common stock voluntarily or otherwise, Mr. Morken may control the majority of the voting power of our outstanding capital stock, and therefore he may have the ability to prevent any such changes, which will limit a stockholder’s ability to influence corporate matters.

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

Item 3. Legal Proceedings
Information with respect to this item may be found in Note 11, “Commitments and Contingencies,” in the accompanying notes to the consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K, under “Legal Matters”, which is incorporated herein by reference.
In addition to the litigation referenced above, we have received, and may in the future continue to receive, claims from third parties relating to number management and billing, employment-related claims, claims arising from customer misuse of our offerings, and claims asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights or to recover amounts owed to us.
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
Stockholders
As of February 13, 2026, we had 18 holders of record of our Class A and Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
The graph below compares the cumulative 5-year total return to our stockholders in comparison to the NASDAQ Composite Index and the S&P 500 Information Technology Index. The graph assumes $100 was invested in our Class A common stock and in each index from December 31, 2020 to December 31, 2025, and assumes reinvestment of any dividends.

The comparisons in the graph below are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

300
250
200
150
100
50
0
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
Mar-24
Jun-24
Sep-24
Dec-24
Mar-25
Jun-25
Sep-25
Dec-25
Bandwidth Inc.
NASDAQ Composite Index
S&P 500 Technology Index

Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2026 Annual Meeting of Stockholders. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
Recent Sales of Unregistered Securities
From January 1, 2025 through December 31, 2025, we did not sell any securities on an unregistered basis.
Share Repurchase Program
On February 19, 2026, our Board of Directors authorized a share repurchase program of up to $80.0 million of our outstanding Class A common stock, subject to market conditions, contractual restrictions and other factors.
Under the share repurchase program, we may purchase shares from time to time at the discretion of management through open market purchases, block trades, accelerated or other structured share repurchase programs, privately negotiated transactions, Rule 10b5-1 plans or other means. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The manner, timing, pricing and amount of any transactions will be subject to the discretion of management and may be based upon market conditions, regulatory requirements and alternative opportunities that we may have for the use or investment of our capital. The program does not obligate us to acquire any particular amount of Class A common stock, and the program may be extended, modified, suspended or terminated at any time at our discretion.

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
This Item generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 are not included, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 20, 2025.

Overview
A global communications transformation is underway, and we believe Bandwidth is at the center. Our mission is to develop and deliver the power to communicate. We enable innovative organizations—from startup app developers to the world’s largest enterprises—to engage their end-users and deliver exceptional experiences everywhere people live, learn, work, and play. Backed by the Bandwidth Communications Cloud, our global owned-and-operated network spanning more than 65 countries reaching over 90 percent of GDP, innovative enterprises use Bandwidth’s APIs to easily embed voice, messaging, emergency services, and AI capabilities into software and applications. Bandwidth was the first cloud communications provider to offer a robust selection of APIs built on our own cloud platform. Our award-winning support teams help businesses around the world transform their communications every day.
Bandwidth is strategically positioned at the intersection of enterprise communications and AI. As global enterprises adopt AI-driven tools to modernize customer experiences, we believe AI voice will become a critical new layer of value creation. Our Maestro™ platform and Communications Cloud are designed to support this evolution, enabling the orchestration of AI voice agents across diverse environments with superior quality, reliability, and scale. We see our emerging leadership in AI Voice as a natural extension of our long-term strategy to power trusted, mission-critical communications for the world’s largest enterprises.
Bandwidth’s business continues to benefit from the application of AI technologies to cloud communications use cases, the enterprise migration to the cloud, adoption of CCaaS platforms, the need to be able to work from anywhere, the reinvention of customer experience, and the growth in messaging applications to engage directly with consumers. We believe these market trends are secular, long-lasting, and still early in the adoption curve.
With the combination of our software APIs, our global Communications Cloud, our AI orchestration capabilities, and our broad range of experience with global regulatory frameworks, we believe Bandwidth is one of the best-positioned providers in our space to deliver mission-critical communications for global enterprises. In fact, Bandwidth already powers all the 2025 GartnerⓇ Magic Quadrant Leaders in the key cloud communications categories of UCaaS and CCaaS, along with leading hyperscalers and SaaS platforms.
We aim to be the key enabling platform for communications transformation in the AI era. We will seek to do this in three ways: (1) cross-sell and up-sell our existing customers as they benefit from our global footprint, powerful APIs, and AI orchestration capabilities to automate and scale cloud communications; (2) focus on direct-to-enterprise growth to serve Global 2000 enterprises that directly leverage Bandwidth services to accelerate their digital transformations, and (3) be the preferred provider for enterprises and SaaS platforms that use conversational voice and messaging to create digital engagements that enhance the customer experience. These three strategies are the foundation of the durable business we seek to build.

Management’s Discussion and Analysis
For the years ended December 31, 2025, 2024 and 2023, total revenue was $754 million, $748 million and $601 million, respectively, representing an increase of 1% in 2025 and an increase of 25% in 2024. Net loss in 2025, 2024, and 2023 was $13 million, $7 million, and $16 million, respectively.

Repurchase of 2026 Convertible Notes
During February 2025, we entered into separate, privately negotiated repurchase agreements with a limited number of holders of the 2026 Convertible Notes (the “2025 Repurchases”) to repurchase approximately $27 million aggregate principal amount of the 2026 Convertible Notes for an aggregate cash price of approximately $26 million. The 2025 Repurchases closed on February 24, 2025. Following the 2025 Repurchases and previous repurchases of the 2026 Convertible Notes, approximately $8 million aggregate principal amount of the 2026 Convertible Notes remains outstanding.
The difference between the consideration used for the 2025 Repurchases and the carrying value of the 2026 Convertible Notes resulted in a gain of $1 million recorded within net gain on extinguishment of debt on our consolidated statements of operations for the year ended December 31, 2025.

Key Performance Indicator
We monitor the following key performance indicator to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.
Net Retention Rate
We believe net retention rate is useful in evaluating our business. For the years ended December 31, 2025, 2024 and 2023, our net retention rate was 98%, 122% and 101%, respectively. Our net retention rate in 2024 benefited from higher volumes of political messaging driven by the U.S. presidential election in November 2024. The lower net retention rate in 2023 and 2025 was primarily driven by lower political messaging revenue following the conclusion of the 2022 and 2024 U.S. election cycles.
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
For the years ended December 31, 2025, 2024 and 2023, we generated 74%, 74%, and 72%, respectively, of our cloud communications revenue from reoccurring sources. The large bulk of our remaining cloud communications revenue is generated from recurring monthly charges.
We recognize accounts receivable at the time the customer is invoiced. Additionally, we record a receivable for unbilled revenue if services have been delivered and are billable in subsequent periods. Unbilled revenue made up 63%, 54%, and 56% of outstanding accounts receivable, net of allowances, as of December 31, 2025, 2024 and 2023, respectively.
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
Income Taxes
For the years ended December 31, 2025, 2024 and 2023, our effective tax rate was 22.2%, 27.1%, and 15.3%, respectively. For the years ended December 31, 2025, 2024 and 2023, our income tax benefit was $4 million, $2 million, and $3 million, respectively. The increase in the income tax benefit from 2024 to 2025 is primarily due to favorable U.S. federal and state tax law changes as a result of the One Big Beautiful Bill Act (“OBBBA”).
Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of December 31, 2025, we continue to maintain a valuation allowance against our U.S. federal and state net deferred tax assets.

Management’s Discussion and Analysis
Results of Operations
The following table sets forth selected consolidated statements of operations data for the periods indicated.

	Year ended December 31,
	2025	2024	2023

	(In thousands)
Revenue	$753,817	$748,487	$601,117
Cost of revenue	458,766	468,529	364,960
Gross profit	295,051	279,958	236,157
Operating expenses:
Research and development	132,517	118,627	104,188
Sales and marketing	101,683	109,698	102,063
General and administrative	75,220	71,692	65,363
Total operating expenses	309,420	300,017	271,614
Operating loss	(14,369)	(20,059)	(35,457)
Other (expense) income, net:
Net gain on extinguishment of debt	1,082	10,267	12,767
Gain on business interruption insurance recoveries	—	—	4,000
Interest expense, net	(2,028)	(1,861)	(808)
Other (expense) income, net	(1,276)	2,700	195
Total other (expense) income, net	(2,222)	11,106	16,154
Loss before income taxes	(16,591)	(8,953)	(19,303)
Income tax benefit	3,679	2,429	2,960
Net loss	$(12,912)	$(6,524)	$(16,343)
The following table sets forth selected consolidated statements of operations data as a percentage of our total revenue for the periods presented. *

	Year ended December 31,
	2025	2024	2023
Revenue	100%	100%	100%
Cost of revenue	61%	63%	61%
Gross profit	39%	37%	39%
Operating expenses:
Research and development	18%	16%	17%
Sales and marketing	13%	15%	17%
General and administrative	10%	10%	11%
Total operating expenses	41%	40%	45%
Operating loss	(2)%	(3)%	(6)%
Other (expense) income, net:
Net gain on extinguishment of debt	—%	1%	2%
Gain on business interruption insurance recoveries	—%	—%	1%
Interest expense, net	—%	—%	—%
Other (expense) income, net	—%	—%	—%
Total other (expense) income, net	—%	1%	3%
Loss before income taxes	(2)%	(1)%	(3)%
Income tax benefit	—%	—%	—%
Net loss	(2)%	(1)%	(3)%
(*) Columns may not foot due to rounding.

Management’s Discussion and Analysis
Comparison of the Years Ended December 31, 2025 and 2024
Revenue

	Year ended December 31,
	2025	2024	Change

	(Dollars in thousands)
Cloud communications	$561,379	$539,753	$21,626	4%
Messaging surcharges	192,438	208,734	(16,296)	(8)%
Revenue	$753,817	$748,487	$5,330	1%
In 2025, our cloud communications revenue increased by $22 million, or 4%, compared with the same period in 2024. Within cloud communications revenue, our Global Voice Plans revenue grew by 8% and was driven by higher voice traffic on our network. Our Programmable Messaging revenue decreased by 13% largely from lower political messaging activity following the U.S. presidential election in November 2024. Our Enterprise Voice revenue grew by 21%, reflecting strong momentum as our Maestro platform’s flexibility and vendor-agnostic UCaaS/CCaaS strategy continues to attract new customers.
In 2025, our messaging surcharges revenue decreased by $16 million, or 8%, compared with the same period in 2024. This decline was primarily driven by lower political messaging activity following the U.S. presidential election in November 2024.
In 2025, our average annual customer revenue was $0.2 million, which increased by 3% compared with the same period in 2024, as a result of our strategy to attract and retain larger customers who provide revenue scale and enhanced profitability.
Cost of Revenue and Gross Margin

	Year ended December 31,
	2025	2024	Change

	(Dollars in thousands)
Cost of revenue	$458,766	$468,529	$(9,763)	(2)%
Gross profit	$295,051	$279,958	$15,093	5%
Total gross margin	39%	37%
In 2025, total cost of revenue decreased by $10 million, compared with the same period in 2024, driven by lower messaging cost of revenue of $14 million from less political messaging following the 2024 U.S. presidential election. The combination of changes in total revenue and total cost of revenue yielded an increase in total gross profit of $15 million, or 5% from the same period in 2024, driven by ongoing efficiencies and improved unit economics as we successfully scale larger volumes of voice traffic on our network.
Our total gross margin percentage of 39% increased by 2%, compared with the same period in 2024, driven by lower pass-through messaging surcharges within the total revenue mix.

Management’s Discussion and Analysis
Operating Expenses

	Year ended December 31,
	2025	2024	Change

	(Dollars in thousands)
Research and development	$132,517	$118,627	$13,890	12%
Sales and marketing	101,683	109,698	(8,015)	(7)%
General and administrative	75,220	71,692	3,528	5%
Total operating expenses	$309,420	$300,017	$9,403	3%
As a percentage of revenue, total operating expenses for the years ended December 31, 2025 and December 31, 2024 were 41% and 40%, respectively.
In 2025, research and development expenses increased by $14 million, or 12%, compared with the same period in 2024. Our continued investment in evolving our network infrastructure was the key driver behind this increase.
In 2025, sales and marketing expenses decreased by $8 million, or 7%, compared with the same period in 2024, primarily due to lower headcount expenses from our resource optimization efforts.
In 2025, general and administrative expenses increased by $4 million, or 5%, compared with the same period in 2024, driven largely by expanded headcount for day-to-day business support activities.
Interest Expense, Net
In 2025, interest expense, net of interest income increased by less than $1 million compared with the same period in 2024, primarily from an increase in interest expense resulting from a draw on our Credit Facility to partially fund the 2025 Repurchases in February 2025 that slightly outpaced interest income from cash.
Income Tax Benefit
In 2025, we recognized an income tax benefit of $4 million, an increase of $1 million compared with the same period in 2024. The resulting effective tax rate for the year ended December 31, 2025 was 22.2%, compared with 27.1% in 2024. The increase in income tax benefit was primarily due to favorable U.S. federal and state tax law changes as a result of the OBBBA.
For the years ended December 31, 2025 and 2024, the effective tax rate of 22.2% and 27.1% differed from the federal statutory rate of 21% in the U.S. primarily due to the valuation allowance recorded against our U.S. federal and state net deferred tax assets, as well as differences in statutory income tax rates across foreign jurisdictions.
We continue to expect recurring changes to the valuation allowance as deferred tax assets within the U.S. increase or decrease in subsequent periods. We will maintain a valuation allowance against all U.S. federal and state deferred tax assets until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized.

Management’s Discussion and Analysis
Liquidity and Capital Resources
Our liquidity is provided by our cash flow from operations less expenditures for capital equipment, and supplemented by financing activities from time to time. Our cash flow from operations is driven by monthly payments from customers for communication services consumed during the period. Our primary uses of cash include operating costs, such as fees paid to other network service providers, network operations costs, personnel costs and facility expenses, as well as the purchase of property, plant and equipment to support growth on our communications platform. As of December 31, 2025, we had cash and cash equivalents of $103 million and marketable securities of $8 million.
In August 2023, we entered into a credit agreement (as amended to date, the “Credit Agreement”), among the Company, as borrower, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent, swingline lender and letters of credit issuer, which provides for a $150 million revolving credit facility (the “Credit Facility”). As of December 31, 2025, we had no outstanding borrowings under the Credit Facility and the available borrowing capacity was $150 million. See Note 7, “Debt,” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding the Credit Agreement, including a summary of the current terms of the Credit Facility.
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
Our principal future commitments consist of (i) an aggregate of $258 million in Convertible Notes, (ii) $452 million in future minimum rent payments for our current office space, including a $445 million non-cancelable lease for our corporate headquarters, which commenced in the third quarter of 2023 and which will continue for an initial twenty (20) year term, and (iii) $24 million in non-cancelable purchase obligations and future minimum payments under contracts to various service providers. For additional information on these future contractual obligations, see Note 7, “Debt,” and Note 11, “Commitments and Contingencies,” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Management’s Discussion and Analysis
Cash Flows
The table below summarizes our cash flow information for the periods presented:

	Year ended December 31,
	2025	2024	2023

	(In thousands)
Net cash provided by operating activities	$89,491	$83,883	$39,001
Net cash (used in) provided by investing activities	(39,057)	(1,442)	30,849
Net cash used in financing activities	(29,068)	(131,273)	(52,775)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(440)	(1,241)	610
Net increase (decrease) in cash, cash equivalents, and restricted cash	$20,926	$(50,073)	$17,685
Cash Flows from Operating Activities
In 2025, net cash provided by operating activities was $89 million and was generated by our aggregate results of $95 million during the period, net of (1) non-cash items comprising depreciation and amortization, non-cash reduction to the right-of-use asset, amortization of debt discount and issuance costs, stock-based compensation, deferred taxes and other, net gain on extinguishment of debt and (2) a $5 million cash outflow, primarily from lower operating liabilities and higher operating assets. Within operating liabilities, net cash provided of less than $1 million was driven by $13 million of cash generated from increases in accounts payable, partially offset by $11 million of cash from decreases in accrued expenses and other liabilities, largely from the timing of year-end payments and changes in the operating right-of-use liability of $2 million. Within operating assets, the net cash used of $6 million was primarily driven by higher unbilled receivables balances of $4 million from higher usage amounts in the last month of the quarter ended December 31, 2025 and changes in prepaid expenses and other current assets of $2 million.
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
Cash Flows from Investing Activities
In 2025, net cash used in investing activities was $39 million. Cash used in investing activities was primarily driven by (1) cash used for the purchase of property, plant and equipment of $22 million and cash used for capitalized software development costs of $11 million, driven by investments in the communications platform, and (2) cash used for purchases of marketable securities, net of maturities, of $6 million from diversifying into higher yielding investments.
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

Management’s Discussion and Analysis
Cash Flows from Financing Activities
In 2025, net cash used in financing activities was $29 million, consisting primarily of $26 million of cash used to complete the 2025 Repurchases.
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
The following table shows a reconciliation of gross profit to non-GAAP gross profit and gross profit margin to non-GAAP gross margin for the periods presented:

	Year ended December 31,
	2025	2024	2023

	(Dollars in thousands)
Gross Profit	$295,051	$279,958	$236,157
Gross Profit Margin %	39%	37%	39%
Depreciation	20,673	18,532	16,273
Amortization of acquired intangible assets	8,142	7,811	7,810
Stock-based compensation	2,159	1,638	1,136
Non-GAAP Gross Profit	$326,025	$307,939	$261,376
Non-GAAP Gross Margin % (1)	58%	57%	55%
________________________
(1) Calculated by dividing Non-GAAP gross profit by cloud communications revenue of $561 million, $540 million, and $479 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Management’s Discussion and Analysis
The following table shows a reconciliation of net loss to non-GAAP net income and net loss per share to non-GAAP net income per non-GAAP share for the periods presented:

	Year ended December 31,
	2025	2024	2023

	(In thousands, except share and per share amounts)
Net loss	$(12,912)	$(6,524)	$(16,343)
Stock-based compensation	52,332	48,362	36,992
Amortization of acquired intangibles	18,094	17,503	17,274
Amortization of debt discount and issuance costs for convertible debt	1,133	1,492	2,004
Net cost associated with early lease terminations and leases without economic benefit	—	2,387	3,954
Net gain on extinguishment of debt	(1,082)	(10,267)	(12,767)
Gain on business interruption insurance recoveries	—	—	(4,000)
Non-recurring items not indicative of ongoing operations and other (1)	2,813	(571)	1,171
Estimated tax effects of adjustments (2)	(14,460)	(11,486)	(5,525)
Non-GAAP net income	$45,918	$40,896	$22,760
Interest expense on Convertible Notes (3)	964	1,118	1,287
Numerator used to compute Non-GAAP diluted net income per share	$46,882	$42,014	$24,047

Net loss per share, basic and diluted	$(0.43)	$(0.24)	$(0.64)

Non-GAAP net income per Non-GAAP share
Basic	$1.53	$1.50	$0.89
Diluted	$1.43	$1.34	$0.83

Weighted average number of shares outstanding, basic and diluted	29,996,861	27,209,698	25,612,724

Non-GAAP basic shares	29,996,861	27,209,698	25,612,724
Convertible debt conversion	1,522,858	2,321,106	3,442,229
Stock options issued and outstanding	20,526	29,731	39,152
Nonvested RSUs outstanding	1,313,572	1,822,530	—
Non-GAAP diluted shares	32,853,817	31,383,065	29,094,105
________________________
(1) Non-recurring items not indicative of ongoing operations and other include (i) $1.3 million of foreign exchange charges primarily related to balance sheet revaluations during the year ended December 31, 2025, (ii) $0.9 million, $0.4 million, and $0.8 million of losses on disposals of property, plant and equipment during the years ended December 31, 2025, 2024 and 2023, respectively, (iii) $0.5 million of nonrecurring litigation expense and $0.1 million of losses on sale of business during the year ended December 31, 2025, (iv) $1.0 million gain on the sale of an intangible asset during the year ended December 31, 2024, and (v) $0.4 million of expense resulting from the early termination of our undrawn SVB credit facility during the year ended December 31, 2023.
(2) The estimated tax-effect of adjustments is determined by recalculating the tax provision on a Non-GAAP basis. The Non-GAAP effective income tax rate was 19.0%, 18.1%, and 10.1% for the years ended December 31, 2025, 2024 and 2023, respectively. For the year ended December 31, 2025, the Non-GAAP effective income tax rate differed from the federal statutory tax rate of 21% in the U.S. primarily due to the research and development tax credits generated in 2025. We analyze the Non-GAAP valuation allowance position on a quarterly basis. As of December 31, 2025, we have no valuation allowance against our deferred tax assets for Non-GAAP purposes.
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
The following table shows a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Year ended December 31,
	2025	2024	2023

	(In thousands)
Net loss	$(12,912)	$(6,524)	$(16,343)
Income tax benefit	(3,679)	(2,429)	(2,960)
Interest expense, net	2,028	1,861	808
Depreciation	35,670	31,739	24,443
Amortization	18,094	17,503	17,274
Stock-based compensation	52,332	48,362	36,992
Net cost associated with early lease terminations and leases without economic benefit	—	2,387	3,954
Net gain on extinguishment of debt	(1,082)	(10,267)	(12,767)
Gain on business interruption insurance recoveries	—	—	(4,000)
Non-recurring items not indicative of ongoing operations and other (1)	2,813	(571)	769
Adjusted EBITDA	$93,264	$82,061	$48,170
________________________
(1) Non-recurring items not indicative of ongoing operations and other include (i) $1.3 million of foreign exchange charges primarily related to balance sheet revaluations during the year ended December 31, 2025, (ii) $0.9 million, $0.4 million, and $0.8 million of losses on disposals of property, plant and equipment during the years ended December 31, 2025, 2024 and 2023, respectively, (iii) $0.5 million of nonrecurring litigation expense and $0.1 million of losses on sale of business during the year ended December 31, 2025, (iv) $1.0 million gain on the sale of an intangible asset during the year ended December 31, 2024.

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
The following table presents free cash flow for the periods presented:

	Year ended December 31,
	2025	2024	2023

	(In thousands)
Net cash provided by operating activities	$89,491	$83,883	$39,001
Net cash used in investing in capital assets (1)	(32,941)	(25,380)	(19,899)
Free cash flow	$56,550	$58,503	$19,102
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
See Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on our accounting policies.
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
As of December 31, 2025 and 2024, we completed a qualitative assessment under ASC 350 to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of our one reporting unit was less than its respective carrying value. We concluded that based on the relevant events and circumstances, it was more likely than not that the reporting unit’s fair value exceeded its related carrying value and therefore no quantitative assessment was required.
We completed our annual goodwill impairment analysis in each of the years ended December 31, 2025, 2024 and 2023 and no impairment charges were recorded. As of December 31, 2025, goodwill was $357 million.
Long-Lived Assets
Long-lived assets, including intangible assets with definite lives, are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise.
We evaluate the recoverability of our long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If such evaluation indicates that the carrying amount of the asset or the asset group is not recoverable, any impairment loss would be equal to the amount the carrying value exceeds the fair value. No indicators of impairment were identified for the years ended December 31, 2025, 2024 and 2023.

Management’s Discussion and Analysis
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
Using the aforementioned approach, we recorded $71 million and $70 million in valuation allowance on our deferred tax assets in 2025 and 2024, respectively.
We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon technical merits, it is more likely than not that the position will be sustained upon examination. The tax benefit recognized is measured as the largest amount of benefit determined on a cumulative probability basis that we believe is more likely than not to be realized upon ultimate settlement of the position. We recognize potential accrued interest and penalties associated with unrecognized tax positions in income tax benefit in the accompanying consolidated statements of operations.We recorded $9 million, $7 million and $6 million in unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023, respectively.

Recently Issued Accounting Guidance
See Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a summary of recently adopted accounting standards and recent accounting pronouncements not yet adopted, if applicable.

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
Interest Rate Risk
We had cash and cash equivalents of $103 million and marketable securities of $8 million as of December 31, 2025, which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of interest bearing checking and direct deposit accounts, and money market accounts. Marketable securities consist of time deposits and commercial paper not otherwise classified as cash equivalents. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short‑term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Interest on borrowings under our Credit Facility accrues at an annual rate tied to a base rate or the SOFR, at our election. Under the terms of the Credit Agreement, loans based on SOFR bear interest at a rate equal to term SOFR for the applicable interest period plus 10 basis points plus an applicable margin between 2.0% and 2.5%, and loans based on the base rate bear interest at a rate equal to the base rate plus an applicable margin between 1.0% and 1.50%, in each case of the foregoing, depending upon our consolidated total leverage ratio for the most recent fiscal quarter for which financial statements have been delivered under the Credit Agreement. As a result, we are exposed to interest rate risk as we make draws on the Credit Facility. As of December 31, 2025, there were no outstanding borrowings under the Credit Facility.
As of December 31, 2025, we had gross carrying amounts of $8 million and $250 million outstanding from our 2026 Convertible Notes and 2028 Convertible Notes, respectively. As the Convertible Notes have a fixed annual interest rate, we have no financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change. Additionally, the fair value can be affected when the market price of our common stock fluctuates. We carry the Convertible Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.
See Note 7, “Debt,” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on the Credit Facility and the Convertible Notes.
A hypothetical 10% change in interest rates would not have had a material impact on our financial results included elsewhere in this Annual Report on Form 10-K.

Foreign Currency Risk
The functional currencies of our foreign subsidiaries are the respective local currencies of the jurisdictions in which they operate, which are primarily the Euro and the British Pound. Approximately 13%, 12%, and 14% of our total revenue was generated outside North America for the years ended December 31, 2025, 2024 and 2023, respectively. The majority of our revenues and operating expenses are denominated in U.S. dollars, and therefore are not currently subject to significant foreign currency risk. Our subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the year. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive loss within stockholders’ equity. Gains or losses due to transactions in foreign currencies are included in other (expense) income, net in our consolidated statements of operations. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currencies results in increased revenue and operating expenses for our rest of world operations. Similarly, our revenue and operating expenses for our rest of world operations decrease if the U.S. dollar strengthens against foreign currencies. A hypothetical 10% adverse change in foreign currency exchange rates would have adversely impacted our net loss for the year ended December 31, 2025 by approximately $4 million.

Item 8. Financial Statements

BANDWIDTH INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Bandwidth Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bandwidth Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2026 expressed an unqualified opinion thereon.
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

Revenue Recognition

Description of the Matter
As discussed in Note 1, the Company recognizes revenue from the sale of cloud communications services offered through software solutions, which are predominantly derived from (i) reoccurring sources such as per minute voice usage and voice calling, per text message usage and other usage services and fees and (ii) monthly recurring charges arising from phone number services, 911-enabled phone number services, messaging services and other services. Revenue for reoccurring fees earned from customers accessing and using the Company’s communications platform is recognized in the period the traffic traverses the Company’s network. Revenue from recurring fees is recognized on a ratable basis as the service is provided, which is typically one month.
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
February 19, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Bandwidth Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Bandwidth Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Bandwidth Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 19, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Raleigh, North Carolina
February 19, 2026

BANDWIDTH INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$102,788	$81,812
Marketable securities	8,476	1,975
Accounts receivable, net of allowances	91,409	86,455
Deferred costs	4,830	3,729
Prepaid expenses and other current assets	11,557	13,841
Total current assets	219,060	187,812
Property, plant and equipment, net	174,251	176,823
Operating right-of-use asset, net	152,950	153,601
Intangible assets, net	138,742	145,355
Deferred costs, non-current	3,098	4,355
Other long-term assets	7,754	3,977
Goodwill	356,772	317,243
Total assets	$1,052,627	$989,166
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$42,600	$28,362
Accrued expenses and other current liabilities	91,151	101,819
Current portion of deferred revenue	8,742	7,031
Operating lease liability, current	3,947	3,111
Current portion of convertible senior notes	7,627	—
Total current liabilities	154,067	140,323
Other liabilities	555	576
Operating lease liability, net of current portion	221,019	219,191
Deferred revenue, net of current portion	4,972	7,955
Deferred tax liability	24,479	27,304
Convertible senior notes	247,562	281,284
Total liabilities	652,654	676,633
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Class A voting common stock: $0.001 par value; 100,000,000 shares authorized; 29,385,869 and 26,588,688 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	29	27
Class B voting common stock: $0.001 par value; 20,000,000 shares authorized; 1,958,028 shares issued and outstanding as of December 31, 2025 and December 31, 2024	2	2
Additional paid-in capital	485,836	435,927
Accumulated deficit	(84,326)	(71,414)
Accumulated other comprehensive loss	(1,568)	(52,009)
Total stockholders’ equity	399,973	312,533
Total liabilities and stockholders’ equity	$1,052,627	$989,166
See accompanying notes.

BANDWIDTH INC.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year ended December 31,
	2025	2024	2023

Revenue	$753,817	$748,487	$601,117
Cost of revenue	458,766	468,529	364,960

Gross profit	295,051	279,958	236,157
Operating expenses:
Research and development	132,517	118,627	104,188
Sales and marketing	101,683	109,698	102,063
General and administrative	75,220	71,692	65,363
Total operating expenses	309,420	300,017	271,614

Operating loss	(14,369)	(20,059)	(35,457)
Other (expense) income, net:
Net gain on extinguishment of debt	1,082	10,267	12,767
Gain on business interruption insurance recoveries	—	—	4,000
Interest expense, net	(2,028)	(1,861)	(808)
Other (expense) income, net	(1,276)	2,700	195
Total other (expense) income, net	(2,222)	11,106	16,154

Loss before income taxes	(16,591)	(8,953)	(19,303)
Income tax benefit	3,679	2,429	2,960
Net loss	$(12,912)	$(6,524)	$(16,343)

Earnings per share:
Net loss per share, basic and diluted	$(0.43)	$(0.24)	$(0.64)

Weighted average number of common shares outstanding, basic and diluted	29,996,861	27,209,698	25,612,724
See accompanying notes.

BANDWIDTH INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year ended December 31,
	2025	2024	2023
Net loss	$(12,912)	$(6,524)	$(16,343)
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities, net	24	(61)	(248)
Foreign currency translation, net	50,297	(23,306)	15,698
Unrealized gain (loss) on employee benefit plan, net	120	152	(30)
Total other comprehensive income (loss)	50,441	(23,215)	15,420
Total comprehensive income (loss)	$37,529	$(29,739)	$(923)
See accompanying notes.

BANDWIDTH INC.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)

	Class A voting common stock		Class B voting common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2022	23,379,000	$23	1,965,170	$2	$364,913	$(44,214)	$(48,547)	$272,177
Exercises of vested stock options	61,349	—	—	—	414	—	—	414
Vesting of restricted stock units	804,962	1	—	—	—	—	—	1
Equity awards withheld for tax liability	(46,313)	—	—	—	(941)	—	—	(941)
Conversion of Class B voting common stock to Class A voting common stock	7,142	—	(7,142)	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	(248)	—	(248)
Foreign currency translation	—	—	—	—	—	15,698	—	15,698
Unrealized loss on employee benefit pension plan	—	—	—	—	—	(30)	—	(30)
Stock-based compensation	—	—	—	—	26,662	—	—	26,662
Net loss	—	—	—	—	—	—	(16,343)	(16,343)
Balance at December 31, 2023	24,206,140	24	1,958,028	2	391,048	(28,794)	(64,890)	297,390
Exercises of vested stock options	17,305	—	—	—	167	—	—	167
Vesting of restricted stock units	2,483,600	3	—	—	—	—	—	3
Equity awards withheld for tax liability	(118,357)	—	—	—	(2,296)	—	—	(2,296)
Unrealized loss on marketable securities	—	—	—	—	—	(61)	—	(61)
Foreign currency translation	—	—	—	—	—	(23,306)	—	(23,306)
Unrealized gain on employee benefit pension plan	—	—	—	—	—	152	—	152
Stock-based compensation	—	—	—	—	47,008	—	—	47,008
Net loss	—	—	—	—	—	—	(6,524)	(6,524)
Balance at December 31, 2024	26,588,688	27	1,958,028	2	435,927	(52,009)	(71,414)	312,533
Exercises of vested stock options	11,414	—	—	—	109	—	—	109
Vesting of restricted stock units	2,969,717	2	—	—	—	—	—	2
Equity awards withheld for tax liability	(183,950)	—	—	—	(2,945)	—	—	(2,945)
Unrealized gain on marketable securities	—	—	—	—	—	24	—	24
Foreign currency translation	—	—	—	—	—	50,297	—	50,297
Unrealized gain on employee benefit pension plan	—	—	—	—	—	120	—	120
Stock-based compensation	—	—	—	—	52,745	—	—	52,745
Net loss	—	—	—	—	—	—	(12,912)	(12,912)
Balance at December 31, 2025	29,385,869	$29	1,958,028	$2	$485,836	$(1,568)	$(84,326)	$399,973

See accompanying notes.

BANDWIDTH INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(12,912)	$(6,524)	$(16,343)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	53,764	49,242	41,717
Non-cash reduction to the right-of-use asset	3,386	3,601	9,323
Amortization of debt discount and issuance costs	1,384	1,709	2,520
Stock-based compensation	52,332	48,362	36,992
Deferred taxes and other	(2,131)	(4,452)	(5,942)
Gain on sale of intangible asset	—	(1,000)	—
Net gain on extinguishment of debt	(1,082)	(10,267)	(12,767)
Changes in operating assets and liabilities:
Accounts receivable	(3,956)	(8,725)	(3,454)
Prepaid expenses and other assets	(1,682)	4,062	2,141
Accounts payable	13,070	(4,639)	5,385
Accrued expenses and other liabilities	(10,737)	18,108	(10,592)
Operating right-of-use liability	(1,945)	(5,594)	(9,979)
Net cash provided by operating activities	89,491	83,883	39,001
Cash flows from investing activities
Purchase of property, plant and equipment	(22,261)	(13,986)	(9,257)
Refund of deposits for construction in progress	—	2,707	—
Capitalized software development costs	(10,680)	(11,394)	(10,642)
Purchase of marketable securities	(16,127)	(34,050)	(80,625)
Proceeds from sales and maturities of marketable securities	9,650	53,502	130,120
Proceeds from sale of business	361	779	1,253
Proceeds from sale of intangible assets	—	1,000	—
Net cash (used in) provided by investing activities	(39,057)	(1,442)	30,849
Cash flows from financing activities
Borrowings on line of credit	28,500	206,500	—
Repayments on line of credit	(28,500)	(206,500)	—
Payments on finance leases	(66)	(87)	(157)
Net cash paid for debt extinguishment	(26,144)	(128,534)	(51,259)
Payment of debt issuance costs	(25)	(524)	(710)
Proceeds from exercises of stock options	109	167	413
Value of equity awards withheld for tax liabilities	(2,942)	(2,295)	(1,062)
Net cash used in financing activities	(29,068)	(131,273)	(52,775)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(440)	(1,241)	610
Net increase (decrease) in cash, cash equivalents, and restricted cash	20,926	(50,073)	17,685
Cash, cash equivalents, and restricted cash, beginning of period	82,234	132,307	114,622
Cash, cash equivalents, and restricted cash, end of period	$103,160	$82,234	$132,307

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$102,788	$81,812	$131,987
Restricted cash included in prepaid expenses and other current assets	372	422	320
Total cash, cash equivalents, and restricted cash, end of period	$103,160	$82,234	$132,307

BANDWIDTH INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information
Cash (received from) paid for interest	$(182)	$691	$(1,500)
Cash (refunded) paid for taxes	$(55)	$3,815	$7,203
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,661	$1,905	$156,025

Supplemental disclosure of noncash investing and financing activities
Purchase of property, plant and equipment, accrued but not paid	$6,607	$11,447	$6,871
Purchase of property and equipment through lease incentive	$1,875	$—	$57,329
Purchase of property and equipment through use of escrow deposits	$—	$—	$20,674
See accompanying notes.

BANDWIDTH INC.
Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies
Description of Business
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
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the amounts reported in these financial statements and accompanying notes. These estimates in the consolidated financial statements include, but are not limited to, allowance for doubtful accounts, reserve for expected credit losses, reserve for sales credits, recoverability of long lived and intangible assets, fair value of acquired intangible assets and goodwill, discount rates used in the valuation of right-of-use assets and lease liabilities, the fair value of the liability components of the Company’s Convertible Notes (as defined herein), estimated period of benefit, valuation allowances on deferred tax assets, certain accrued expenses and contingencies. Although the Company believes that the estimates it uses are reasonable, due to the inherent uncertainty involved in making these estimates, actual results reported in future periods could differ from those estimates.
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
Nature of Products and Services
Revenue consists primarily of two categories: (1) cloud communications and (2) messaging surcharges, which are described and quantified below.

	Year ended December 31,
	2025	2024	2023

	(In thousands)
Cloud communications	$561,379	$539,753	$478,892
Messaging surcharges	192,438	208,734	122,225
Total revenue	$753,817	$748,487	$601,117
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
The majority of the Company’s cloud communications revenue is generated from reoccurring fees earned from customers accessing and using the Company’s communications platform. Access to the Company’s communications platform is considered a series of distinct services with continuous transfer of control to the customer, comprising one performance obligation. Reoccurring fees are recognized in revenue in the period the traffic traverses the Company’s network. For the years ended December 31, 2025, 2024 and 2023, revenue from reoccurring cloud communications fees represented $414.5 million, $401.4 million, and $346.9 million of total revenue, respectively.

Notes to Consolidated Financial Statements (continued)
Revenue from recurring fees is recognized on a ratable basis as the service is provided, which is typically one month. For the years ended December 31, 2025, 2024 and 2023, revenue from recurring cloud communications fees represented $146.9 million, $138.4 million and $132.0 million of total revenue, respectively.
Messaging surcharges
Messaging surcharge revenue consists of pass-through messaging surcharges imposed by the major mobile carriers in North America and is recognized in revenue during the period in which the messaging traffic traverses the Company’s network.
Contract Assets and Liabilities
The following table provides information about receivables and contract liabilities from contracts with customers:

	As of December 31,
	2025	2024

	(In thousands)
Receivables (1)	$91,409	$86,455
Contract liabilities (2)	13,714	14,986
________________________
(1) Included in accounts receivable, net of allowances on the consolidated balance sheets.
(2) Included in current portion of deferred revenue and deferred revenue, net of current portion on the consolidated balance sheets.
Deferred revenue is recorded when cash payments are received in advance of future usage on contracts. Revenue is typically recognized in the following month when service is rendered or, in the case of nonrefundable upfront fees, over the estimated period of benefit from the date the fee is incurred by the customer. Customer refundable payments are recorded as advanced billings. During the year ended December 31, 2025, the Company recognized revenue of $6.5 million related to contract liabilities recorded at the beginning of the year. The Company expects to recognize $8.7 million in revenue over the next 12 months related to its contract liabilities as of December 31, 2025.
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
Personnel costs (including stock-based compensation expenses) arise for employees who are responsible for the delivery of services, and operations and maintenance of, the communications network.

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
Marketable Securities
The Company’s marketable securities consist of time deposits and commercial paper. The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. The Company may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies investments with maturities greater than 90 days as marketable securities in the accompanying consolidated balance sheets. Available-for-sale securities are recorded at their estimated fair value at the end of each reporting period. Unrealized gains and losses are excluded from earnings and recorded as a separate component within accumulated other comprehensive loss on the consolidated balance sheets until realized. Interest income is reported within other (expense) income, net on the consolidated statements of operations. The Company evaluates its investments to assess whether the amortized cost basis is in excess of estimated fair value and determines what amount of that difference, if any, is caused by expected credit losses. Allowance for credit losses are recognized as a charge in other (expense) income, net on the consolidated statements of operations, and any remaining unrealized losses are included in accumulated other comprehensive loss on the consolidated balance sheets. Due to the nature and investment grade of the Company’s marketable securities, there were no credit losses recorded for the year ended December 31, 2025. There have been no impairment charges for any unrealized losses during the period. The Company determines realized gains and

Notes to Consolidated Financial Statements (continued)
losses on the sale of marketable securities using the specific identification method and records such gains and losses in other (expense) income, net on the consolidated statements of operations.
Accounts Receivable and Current Expected Credit Losses
Accounts receivable are stated at realizable value, net of allowances, which includes an allowance for doubtful accounts and a reserve for expected credit losses. The allowance for doubtful accounts is based on management’s assessment of the collectability of its customer accounts. The Company regularly reviews the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, current economic trends, and reasonable and supportable forecasts about the future. Relevant risk characteristics include customer size and historical loss patterns. Management has evaluated the expected credit losses related to trade accounts receivable and determined that allowances of approximately $0.5 million and $2.2 million for uncollectible accounts and customer balances that are disputed were required as of December 31, 2025 and 2024, respectively. Refer to Note 3, “Financial Statement Components” to these consolidated financial statements, for a rollforward of the components of the allowances for the years ended December 31, 2025, 2024 and 2023.
The Company includes unbilled receivables in its accounts receivable balance. Generally, these receivables represent earned revenue from services provided to customers, which will be billed in the next billing cycle. All amounts are considered collectible and billable. As of December 31, 2025 and 2024, unbilled receivables were $57.4 million and $46.8 million, respectively.
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
With regard to customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As of December 31, 2025 and 2024, no individual customer represented more than 10% of the Company’s accounts receivable, net of allowance for doubtful accounts.
For the years ended December 31, 2025, 2024 and 2023, no individual customer represented more than 10% of the Company’s revenue.
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

Notes to Consolidated Financial Statements (continued)
consolidated statements of operations. The Company presents the operating leases in long-term assets and current and long-term liabilities in the accompanying consolidated balance sheets.
Finance leases result in the recognition of depreciation expense, which is recognized on a straight-line basis over the expected life of the leased asset, and interest expense, which is recognized following an effective interest rate method. Depreciation expense attributable to finance leases is included in operating expenses on the Company’s consolidated statements of operations. Finance leases are reported in property, plant and equipment, net, accrued expenses and other current liabilities, and other liabilities on the Company’s consolidated balance sheets. The Company did not have significant finance leases as of December 31, 2025 and 2024.
The Company does not recognize ROU assets or lease liabilities for leases with a term of twelve months or less. Lease cost for short-term leases is recognized on a straight-line basis over the lease term.
Property, Plant and Equipment, net
Property, plant and equipment, net is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of those assets. Refer to Note 4, “Property, Plant and Equipment” to these consolidated financial statements, for the useful lives of the Company’s property, plant and equipment as of December 31, 2025 and 2024.
Deferred Costs
The Company defers certain direct and incremental upfront costs related to the generation of a revenue stream or obtaining a new customer agreement. These costs include installment fees, activation and other telecommunication fees. The Company capitalizes these costs and amortizes them over the longer of the term of the customer contract or the estimated period of benefit.
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

Notes to Consolidated Financial Statements (continued)
Amortization of Intangibles
Intangible assets with determinable economic lives are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful life of each asset on a straight-line basis. The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors the Company considers when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company’s long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset and other economic factors, including competition and specific market conditions. Intangible assets without determinable economic lives are carried at historical cost and reviewed for impairment at least annually. The useful lives of the Company’s intangible assets as of December 31, 2025 and 2024 are as follows:

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
As of December 31, 2025, the Company completed a qualitative assessment under ASC 350 to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of its reporting unit was less than its respective carrying value. The Company concluded that based on the relevant events and circumstances, it was more likely than not that the reporting unit’s fair value exceeded its related carrying value and therefore no quantitative assessment was required.
No goodwill impairment charges were recorded for the years ended December 31, 2025, 2024 and 2023.
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

Notes to Consolidated Financial Statements (continued)
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
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs totaled $1.1 million, $1.2 million and $1.2 million for the years ended December 31, 2025, 2024 and 2023, respectively, which are included in sales and marketing expenses in the accompanying consolidated statements of operations.
Commissions
Commissions consist of variable compensation earned by sales personnel and third-party resellers. Sales commissions associated with the acquisition of a new customer contract are paid over time, based on monthly revenues, and are recognized as sales and marketing expense in the period incurred.
Stock-Based Compensation
The Company accounts for stock-based compensation expense related to all stock-based awards based on the fair value of the award on the grant date. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, which is generally three or four years for stock options and restricted stock units granted to employees, and one year for restricted stock units granted to non-employee members of the Board of Directors. The fair value of the restricted stock units is determined using the fair value of the Company’s Class A common stock on the date of grant. Certain share-based payment arrangements contingent upon company performance are classified as liability-based awards with expense recognized ratably over the service period (typically one year) and based on the probability of achievement. The Company used the Black-Scholes option pricing model, net of estimated forfeitures, to measure the fair value of its stock options.
The Company has elected to estimate expected forfeitures, and, as such, the Company must also determine a forfeiture rate to calculate the stock-based compensation expense for awards. Through December 31, 2025, the Company recognized compensation expense for only the portion of restricted stock units expected to vest using an estimated forfeiture rate that was derived from historical employee termination behavior. As of December 31, 2025, all outstanding stock options are fully vested.

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
Basic and Diluted Loss per Common Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period.
Diluted net loss per share is calculated by giving effect to all potentially dilutive shares of common stock, including stock options, and stock related to unvested restricted stock awards and convertible debt. In periods of net loss, all potentially issuable shares of common stock are excluded from the diluted net loss per share computation because they are anti-dilutive. The Company is in a net loss position for the years ended December 31, 2025, 2024 and 2023, and therefore diluted shares equals basic shares.
Foreign Currency
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
Foreign currency transaction gains and losses are realized upon cash settlement of transactions denominated in currencies others than the functional currency. They result from exchange rate changes during the period of time between the consummation and cash settlement of such transactions. When realized, foreign currency transaction gains and losses are recognized in current period earnings as incurred, and included in other (expense) income, net in the Company’s consolidated statements of operations.
Foreign exchange gains and losses, which result from the process of remeasuring foreign currency assets and liabilities into the appropriate functional currency at exchange rates in place as of the reporting date, are included in other (expense) income, net in the Company’s consolidated statements of operations.

Notes to Consolidated Financial Statements (continued)
Fair Value of Financial Instruments
The Company minimizes its credit risk associated with investments by investing primarily in investment grade, liquid securities. The Company’s policy is designed to preserve capital, maintain liquidity and minimize credit risk, and the policy limits exposure to any one issuer and also establishes minimum credit ratings of approved investments. Periodic evaluations of relative credit standing of those issuers are considered in the Company's investment strategy.
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
Comprehensive Income (Loss)
The Company has elected to present comprehensive income (loss) and its components as a separate financial statement. Comprehensive income (loss) refers to net loss and other revenue, expenses, gains and losses that, under generally accepted accounting principles, are recorded as an element of stockholders’ equity but are excluded from the calculation of net income.
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

Notes to Consolidated Financial Statements (continued)
Recently Adopted Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a certain quantitative threshold. The amendments also require entities on an annual basis to disclose disaggregated amounts of income taxes paid. The Company adopted ASU 2023-09 effective January 1, 2025, which had no impact on the Company’s financial position or results of operations. See Note 14, “Income Taxes,” to the consolidated financial statements, for the additional applicable disclosures.
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
In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”), which provides additional guidance to stakeholders about how to determine whether a settlement of convertible debt (particularly, cash convertible instruments) at terms that differ from the original conversion terms should be accounted for under the induced conversion or extinguishment guidance. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06. The Company, which has adopted ASU 2020-06, is currently evaluating the impact of adopting ASU 2024-04 on its consolidated financial statements and will adopt the guidance upon its effective date.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient for the estimation of expected credit losses for current accounts receivable and current contract assets under ASC 606. The practical expedient election assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Entities should apply the guidance prospectively and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025-05 on its consolidated financial statements and will adopt the guidance upon its effective date.
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

Notes to Consolidated Financial Statements (continued)
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) (“ASU 2025-11”), which updates the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. ASU 2025-11 does not intend to change the fundamental nature of interim reporting or expand or reduce current interim disclosures requirements, but rather to provide clarification. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 with the option to apply the guidance prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025-11 on its consolidated financial statements.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements (“ASU 2025-12”), which addresses suggestions received from stakeholders on the accounting standards and to make other incremental improvements to GAAP. ASU 2025-12 addresses thirty-three issues on a broad range of topics which are intended to be improvements that are not expected to have a significant effect on current accounting practice or result in significant costs to most entities. ASU 2025-12 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with the option to apply the guidance prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025-12 on its consolidated financial statements.

Notes to Consolidated Financial Statements (continued)
2. Fair Value Measurements
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value as of December 31, 2025 and 2024 because of the relatively short duration of these instruments.
The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following tables summarize the Company’s financial assets measured at fair value as of December 31, 2025 and 2024:

	Amortized cost or carrying value	Unrealized gains	Unrealized losses	Fair value measurements on a recurring basis December 31, 2025
				Level 1	Level 2	Level 3	Total

	(In thousands)
Financial assets:
Cash and cash equivalents:
Money market account	$65,027	$—	$—	$65,027	$—	$—	$65,027
Commercial paper	29,082	—	—	29,082	—	—	29,082
Total included in cash and cash equivalents	94,109	—	—	94,109	—	—	94,109
Marketable securities:
Time deposits	5,000	5	—	5,005	—	—	5,005
Commercial paper	3,447	24	—	3,471	—	—	3,471
Total marketable securities	8,447	29	—	8,476	—	—	8,476
Total financial assets	$102,556	$29	$—	$102,585	$—	$—	$102,585

	Amortized cost or carrying value	Unrealized gains	Unrealized losses	Fair value measurements on a recurring basis December 31, 2024
				Level 1	Level 2	Level 3	Total

	(In thousands)
Financial assets:
Cash and cash equivalents:
Money market account	$57,759	$—	$—	$57,759	$—	$—	$57,759
Commercial paper	18,489	—	—	18,489	—	—	18,489
Total included in cash and cash equivalents	76,248	—	—	76,248	—	—	76,248
Marketable securities:
Commercial paper	1,970	5	—	1,975	—	—	1,975
Total marketable securities	1,970	5	—	1,975	—	—	1,975
Total financial assets	$78,218	$5	$—	$78,223	$—	$—	$78,223

Notes to Consolidated Financial Statements (continued)
The Company classifies its marketable securities as current assets as they are available for current operating needs. The following table summarizes the contractual maturities of marketable securities as of December 31, 2025:

	Amortized cost	Aggregate fair value

	(In thousands)
Financial assets:
Less than one year	$8,447	$8,476
Total	$8,447	$8,476
As of December 31, 2025, marketable securities were in an unrealized gain position. The Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. As of December 31, 2025, the Company anticipates that it will recover the entire amortized cost basis of its marketable securities before maturity.
During the years ended December 31, 2025, 2024 and 2023, there were $9.7 million, $53.5 million, and $91.8 million, respectively, in maturities of marketable securities.
There were no proceeds from sales of marketable securities for the years ended December 31, 2025 and 2024. Proceeds from sales of marketable securities were $38.3 million for the year ended December 31, 2023.
Interest earned on marketable securities was $0.3 million, $1.0 million, and $2.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. The interest is recorded in other (expense) income, net, on the accompanying consolidated statements of operations. As of December 31, 2025 and 2024, the accrued interest receivable, net of allowance for credit losses, was not material.
As of December 31, 2025, the fair value of the 2026 Convertible Notes and 2028 Convertible Notes, as further described in Note 7, “Debt,” to these consolidated financial statements, was approximately $7.5 million and $219.7 million, respectively. As of December 31, 2024, the fair value of the 2026 Convertible Notes and the 2028 Convertible Notes was approximately $31.8 million and $199.0 million, respectively. The fair value was determined based on the closing price for the Convertible Notes on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
As of December 31, 2025 and 2024, the fair value of the Pension Plan’s assets, as further described in Note 13, “Employee Benefit Plans,” to these consolidated financial statements, was approximately $4.6 million and $3.7 million, respectively. The fair value was determined by an independent actuary and is considered as Level 2 in the fair value hierarchy.
The Company monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2025 and 2024.
The money market account is included in cash and cash equivalents in the consolidated balance sheets as of December 31, 2025 and 2024.

Notes to Consolidated Financial Statements (continued)
3. Financial Statement Components
Accounts receivable, net of allowances consist of the following:

	As of December 31,
	2025	2024

	(In thousands)
Trade accounts receivable	$34,322	$41,727
Unbilled accounts receivable	57,400	46,795
Allowance for doubtful accounts and reserve for expected credit losses	(537)	(2,172)
Other accounts receivable	224	105
Total accounts receivable, net	$91,409	$86,455
Components of the allowance for expected credit losses are as follows:

	Year ended December 31,
	2025	2024	2023

	(In thousands)
Balance, beginning of period	$(2,172)	$(1,128)	$(1,191)
Charged to credit loss expense, net of reversals	(1,288)	(2,984)	(733)
Deductions (1)	3,071	1,896	807
Impact of foreign currency translation	(148)	44	(11)
Balance, end of period	$(537)	$(2,172)	$(1,128)
________________________
(1) Write-off of uncollectible accounts after all collection efforts have been exhausted.
Accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2025	2024

	(In thousands)
Accrued expense	$60,808	$63,665
Accrued compensation and benefits	20,405	25,992
Accrued sales, use, VAT and telecommunications related taxes	4,421	7,898
Customer deposits	4,320	3,710
Other accrued expenses	1,197	554
Total accrued expenses and other current liabilities	$91,151	$101,819

Notes to Consolidated Financial Statements (continued)
4. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	As of December 31,		Useful Life
	2025	2024

	(In thousands)		(In years)
Furniture and fixtures	$15,845	$15,925	5
Computer and office equipment	14,789	13,967	2 to 5
Telecommunications equipment	92,829	82,608	5 to 7
Leasehold improvements	77,704	76,054	5 to 15
Software	22,302	24,916	1 to 5
Internal-use software development	44,198	35,499	4
Automobile	452	447	3
Land	27,636	27,636	Indefinite
Land Improvements	1,065	1,065	20
Total cost	296,820	278,117
Less—accumulated depreciation	(122,569)	(101,294)
Total property, plant and equipment, net	$174,251	$176,823
The Company capitalizes the costs to design software for internal use related to the development of its platform during the application development stage of the projects. The costs are primarily comprised of salaries and benefits of the projects’ engineers and product development teams. Internally developed software is reported at cost less accumulated amortization. Amortization begins once the project is substantially complete and ready for its intended use. Costs incurred prior to the application development stage, maintenance activities or minor upgrades are expensed in the period incurred. Unamortized software development costs were approximately $25.7 million and $22.4 million as of December 31, 2025 and 2024, respectively.
The Company capitalized $10.5 million, $11.7 million, and $10.6 million of software development costs for the years ended December 31, 2025, 2024 and 2023, respectively.
Amortization expense related to capitalized software development costs was $6.9 million, $4.2 million, and $3.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, all implementation costs related to cloud computing arrangements were fully amortized.
The Company recognized no material impairment during the years ended December 31, 2025, 2024 and 2023, related to capitalized software development costs that provided no future benefit.

Notes to Consolidated Financial Statements (continued)
The Company recognized depreciation expense, which includes amortization of capitalized software development costs, as follows:

	Year ended December 31,
	2025	2024	2023

	(In thousands)
Cost of revenue	$20,673	$18,532	$16,273
Research and development	7,243	6,476	3,977
Sales and marketing	4,903	4,455	2,628
General and administrative	2,851	2,276	1,565
Total depreciation expense	$35,670	$31,739	$24,443

5. Goodwill and Intangible Assets
Goodwill
The change in carrying amount of goodwill was as follows:

Total

(In thousands)
Balance as of December 31, 2023	$335,872
Foreign currency translation adjustments	(18,629)
Balance as of December 31, 2024	317,243
Foreign currency translation adjustments	39,529
Balance as of December 31, 2025	$356,772
Intangible Assets
Intangible assets, net consisted of the following:

	As of December 31,
	2025			2024

	Gross Amount	Accumulated Amortization	Net Carrying Value	Gross Amount	Accumulated Amortization	Net Carrying Value

	(In thousands)
Customer relationships	$154,492	$(57,344)	$97,148	$145,625	$(44,754)	$100,871
Developed technology	84,765	(43,795)	40,970	75,189	(31,329)	43,860
Other, definite lived	2,828	(2,828)	—	2,828	(2,828)	—
Licenses, indefinite lived	624	—	624	624	—	624
Total intangible assets, net	$242,709	$(103,967)	$138,742	$224,266	$(78,911)	$145,355

Notes to Consolidated Financial Statements (continued)
The Company recognized amortization expense as follows:

	Year ended December 31,
	2025	2024	2023

	(In thousands)
Cost of revenue	$8,142	$7,811	$7,810
Sales and marketing	9,952	9,692	9,464
Total amortization expense	$18,094	$17,503	$17,274
The remaining weighted average amortization period for definite lived intangible assets is 8.1 years.
Future estimated amortization expense for definite lived intangible assets is as follows:

As of December 31,
2025

(In thousands)
2026	$18,603
2027	18,603
2028	18,603
2029	18,603
2030	17,190
Thereafter	46,516
$138,118

6. Leases
The Company has entered into various operating lease agreements for office space and finance lease agreements for automobiles.
The Company primarily leases facilities for office space under non-cancelable operating leases for its U.S. and international locations. As of December 31, 2025, non-cancelable leases expire on various dates between 2026 and 2043, some of which include options to extend the leases for up to 20 years.
The components of operating lease expense recorded in the consolidated statements of operations were as follows:

	Year ended December 31,
	2025	2024	2023

	(In thousands)
Operating lease cost	$22,843	$23,106	$15,655
Sublease income	(2,199)	—	—
Total net lease cost	$20,644	$23,106	$15,655

Notes to Consolidated Financial Statements (continued)
During the years ended December 31, 2025, 2024 and 2023, short-term operating lease expense was $0.7 million, $0.7 million, and $0.6 million, respectively.
Operating lease assets are recorded net of accumulated amortization of $5.5 million and $7.3 million as of December 31, 2025 and 2024, respectively.
Other supplemental information related to operating leases were as follows:

	Year ended December 31,
	2025	2024	2023
Weighted average remaining lease term (in years)	17.25	18.29	19.30

Weighted average discount rate	8.75%	8.76%	8.76%

Maturities of operating lease liabilities were as follows:

As of December 31,
2025

(In thousands)
2026	$23,267
2027	23,364
2028	23,616
2029	24,042
2030	24,425
Thereafter	333,344
Total lease payments	452,058
Less: imputed interest	(227,092)
Total lease obligations	224,966
Less: current obligations	(3,947)
Long-term lease obligations	$221,019
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

Notes to Consolidated Financial Statements (continued)
Related Party
On April 20, 2015, the Company created a wholly owned subsidiary, Relay, Inc., a Delaware corporation (f/k/a Republic Wireless, Inc.) (“Relay”). On November 30, 2016, the Company completed a pro-rata distribution of the common stock of Relay to its stockholders of record as of the close of business. Due to equity ownership in Relay by certain members of Bandwidth’s Board of Directors, Relay is considered a related party to the Company. On January 1, 2025, the Company commenced a sublease of a portion of its corporate headquarters to Relay. The sublease expires on December 31, 2029 and does not include any option to renew or purchase, nor does it include any residual value guarantees. During the year ended December 31, 2025, the Company received approximately $1.0 million in rental payments from Relay under the sublease. As of December 31, 2025, total future minimum rent payments to the Company under this sublease were $10.0 million.

7. Debt
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

Notes to Consolidated Financial Statements (continued)
As of December 31, 2025, unamortized debt issuance costs were $0.7 million, of which $0.2 million were included in prepaid expenses and other current assets and $0.5 million were included in other long-term assets. As of December 31, 2024, unamortized debt issuance costs were $1.0 million, of which $0.2 million were included in prepaid expenses and other current assets and $0.8 million were included in other long-term assets.
As of December 31, 2025, the Company had no outstanding borrowings under the Credit Facility and was in compliance with all financial and non-financial covenants for all periods presented. As of December 31, 2025, the available borrowing capacity under the Credit Facility was $150.0 million.
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
During February 2025, the Company entered into separate, privately negotiated repurchase agreements with a limited number of holders of the 2026 Convertible Notes (the “2025 Repurchases”) to repurchase approximately $27.4 million aggregate principal amount of the 2026 Convertible Notes for an aggregate cash price of approximately $26.1 million. The 2025 Repurchases closed on February 24, 2025. Following the 2025 Repurchases and previous repurchases, approximately $7.6 million aggregate principal amount of the 2026 Convertible Notes remains outstanding. The difference between the consideration used for the 2025 Repurchases and the carrying value of the 2026 Convertible Notes resulted in a gain of $1.1 million recorded within net gain on extinguishment of debt on the Company’s consolidated statements of operations for the year ended December 31, 2025. The Company had previously entered into capped call transactions with certain financial institutions in connection with the 2026 Convertible Notes. All of these transactions are expected to remain in effect notwithstanding the repurchases.
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

Notes to Consolidated Financial Statements (continued)
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
During the years ended December 31, 2025, 2024 and 2023, the conditions allowing the holders of the 2026 Convertible Notes and the 2028 Convertible Notes to convert were not met. The Convertible Notes may be convertible thereafter if one or more of the conversion conditions specified in each respective Notes Indenture are satisfied during future measurement periods. The Company classifies the 2026 Convertible Notes as a current liability and the 2028 Convertible Notes as a long-term liability in its consolidated balance sheets as of December 31, 2025, based on contractual settlement provisions.

Notes to Consolidated Financial Statements (continued)
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
The net carrying amount of the Convertible Notes were as follows:

	As of December 31,
	2025	2024

2026 Convertible Notes:	(In thousands)
Principal	$7,633	$35,000
Unamortized debt issuance costs	(6)	(205)
2026 Convertible Notes net carrying amount	7,627	34,795

2028 Convertible Notes:
Principal	250,000	250,000
Unamortized debt issuance costs	(2,438)	(3,511)
2028 Convertible Notes net carrying amount	247,562	246,489
Total net carrying amount	$255,189	$281,284
The following table sets forth the interest expense recognized related to the Convertible Notes:

	Year ended December 31,
	2025	2024	2023

2026 Convertible Notes:	(In thousands)
Contractual interest expense	$36	$241	$465
Amortization of debt issuance costs	60	421	940
Total interest expense related to the 2026 Convertible Notes	96	662	1,405

2028 Convertible Notes:
Contractual interest expense	1,252	1,250	1,250
Amortization of debt issuance costs	1,073	1,071	1,064
Total interest expense related to the 2028 Convertible Notes	2,325	2,321	2,314
Total interest expense	$2,421	$2,983	$3,719

Notes to Consolidated Financial Statements (continued)
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
The following table sets forth key terms and costs incurred for the Capped Calls related to the Convertible Notes as of December 31, 2025:

	2026 Convertible Notes	2028 Convertible Notes

	(In thousands, except share and per share amounts)
Initial approximate strike price per share, subject to certain adjustments	$91.03	$179.27
Initial cap price per share, subject to certain adjustments	$137.40	$260.76
Net costs incurred	$43,320	$25,500
Class A common stock covered, subject to anti-dilution adjustments	83,854	1,394,525
All of the Capped Calls were outstanding as of December 31, 2025.

8. Geographic Information
The following table summarizes the Company’s revenue by geographic region, which is apportioned based on the destination of the service:

	Year ended December 31,
	2025	2024	2023

	(In thousands)
United States	$653,973	$658,735	$514,048
International	99,844	89,752	87,069
Total	$753,817	$748,487	$601,117

For the years ended December 31, 2025, 2024 and 2023, no country outside of the United States represented 10% or more of the Company’s total revenues.

Notes to Consolidated Financial Statements (continued)
The following table summarizes the Company’s long-lived assets by geographic region:

	As of December 31,
	2025	2024

	(In thousands)
United States	$320,406	$326,634
International	6,795	3,790
Total	$327,201	$330,424

9. Stockholders’ Equity
Common Stock
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
Dividends
Any dividends or distributions paid or payable to the holders of shares of Class A common stock and Class B common stock shall be paid pro-rata, on an equal priority. During the years ended December 31, 2025, 2024 and 2023, no dividends were declared. Dividend payments are not subject to restriction.
Reserved Shares
The Company had reserved shares of Class A common stock for issuance under stock-based award agreements as follows:

	As of December 31,
	2025	2024
Stock options issued and outstanding	67,297	79,238
Nonvested restricted stock units issued and outstanding	5,534,657	4,364,486
Stock-based awards available for grant under the 2017 Plan	3,751,786	1,878,290
Total	9,353,740	6,322,014

10. Stock-Based Compensation
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

Notes to Consolidated Financial Statements (continued)
The Company’s Third Amended and Restated 2017 Incentive Award Plan (as amended from time to time, the “2017 Plan”) originally became effective on November 9, 2017. The 2017 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, dividend equivalents, restricted stock units, and other stock or cash-based awards to employees, consultants and directors of the Company. These available shares automatically increase each January 1, beginning on January 1, 2018, by 5% of the number of shares of the Company’s Class A common stock outstanding on the final day of the immediately preceding calendar year. On January 1, 2025, the shares available for grant under the 2017 Plan were automatically increased by 1,329,434 shares. On May 18, 2023 and May 29, 2025, stockholders approved amendments to the 2017 Plan that increased the number of shares available for grant by 2,500,000 and 4,500,000 shares, respectively.
The terms of the stock option grants are determined by the Company’s Board of Directors. The Company’s stock options vest based on terms of the stock option agreements. The stock options have a contractual life of ten years.
Restricted stock units (“RSUs”) granted to employees, non-employee members of the Board of Directors and other Service Providers (as defined in the 2017 Plan) under the 2017 Plan are subject to an immediate or time-based vesting condition as specified by the underlying compensation plans. Vesting schedules may differ between different categories of award recipients. Stock compensation expense is based on the grant date fair value of the RSUs and is recognized on a ratable basis over the applicable service period. Depending on the nature of the underlying compensation plan, certain share-based payment arrangements contingent upon company performance are classified as liability-based awards resulting in classification as accrued expenses on the consolidated balance sheets with the corresponding offset to stock-based compensation expense.
As of December 31, 2025, awards granted under the 2010 Plan consist of stock options and awards granted under the 2017 Plan consist of stock options and RSUs. Outstanding stock options and related activity are not material for the periods presented.
Restricted Stock Units
The following summarizes the RSU activity for the year ended December 31, 2025:

	Number of awards outstanding	Weighted-average grant date fair value (Per share)
Nonvested RSUs as of December 31, 2024	4,364,486	$19.25
Granted	4,510,702	14.63
Vested	(2,969,717)	18.56
Forfeited	(370,814)	18.18
Nonvested RSUs as of December 31, 2025	5,534,657	$15.91

	Year ended December 31,
	2025	2024	2023

Weighted average grant date fair value of RSUs granted (per share)	$14.63	$21.23	$11.35
Total fair value of RSUs vested (in thousands)	55,123	49,636	25,186
As of December 31, 2025, total unrecognized compensation cost related to non-vested RSUs was $79.1 million, which will be amortized over a weighted-average period of 2.36 years.

Notes to Consolidated Financial Statements (continued)
Stock-Based Compensation Expense
The Company recognized total stock-based compensation expense as follows:

	Year ended December 31,
	2025	2024	2023

	(In thousands)
Cost of revenue	$2,159	$1,638	$1,136
Research and development	23,133	20,433	15,661
Sales and marketing	7,850	8,105	6,273
General and administrative	19,190	18,186	13,922
Total	$52,332	$48,362	$36,992

11. Commitments and Contingencies
Operating Leases
The Company leases office space under non-cancelable operating lease agreements that expire on various dates through July 2043. As of December 31, 2025, the Company has $452.1 million in future minimum rent payments for its current office space. See Note 6, “Leases,” to the consolidated financial statements, for additional details on the Company’s operating lease commitments.
Contractual Obligations
As of December 31, 2025, the Company has $24.2 million in non-cancellable purchase obligations, consisting of primarily network equipment maintenance and software license contracts, of which $9.2 million will be fulfilled within one year.
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
On July 10, 2025, the City and County of San Francisco Tax Collector (“City of San Francisco”) issued a Corrected Tax Collector Decision on Petition for Redetermination to Bandwidth, asserting an Access Line Tax (“ALT”) deficiency in the amount of $3.8 million. The Company disputes the City of San Francisco’s application of the ALT to Bandwidth as well as the amount of the deficiency. On July 25, 2025, the Company paid and placed on deposit the amount under protest, as required by law. On August 7, 2025, Bandwidth filed a Claim for Refund with the City of San Francisco seeking a refund of the full amount. The Company to date has been unable to resolve the Claim for Refund with the City of San Francisco, and on December 31, 2025 the Company filed a Complaint for Refund challenging the assessment in the Superior Court of the State of California. The Company believes it has meritorious arguments that support a refund of the full amount.

Notes to Consolidated Financial Statements (continued)
The Company is also involved as a defendant in a lawsuit alleging that the Company failed to bill, collect and remit certain taxes and surcharges associated with the provision of 911 services in Cook and Kane Counties, Illinois, the City of Chicago, Illinois, and the State of Illinois. The Company intends to vigorously defend this lawsuit and believes that it has meritorious defenses.

12. Segment Reporting
The Company manages its business activities on a consolidated basis and operates in one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the Chief Operating Decision Maker (the “CODM”) in deciding how to make operating decisions, allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer. The CODM utilizes the Company’s budgeted and forecasted expense information as a key input to resource allocation. The CODM makes decisions on resource allocation, assesses performance of the business and monitors budget versus actual results using net loss, as reported in the accompanying consolidated statements of operations.
Significant expenses within net loss include cost of revenue, research and development, sales and marketing, and general and administrative expenses, which are each separately presented on the Company’s consolidated statements of operations. Other segment items within net loss include net gain on extinguishment of debt, gain on business interruption insurance recoveries, interest expense, net, other (expense) income, net, and income tax benefit.

13. Employee Benefit Plans
The Company sponsors a U.S. defined contribution 401(k), which allows eligible U.S.-based employees to defer a portion of their compensation. The Company, at its discretion, may make matching contributions. With the acquisition of Voxbone S.A. on November 1, 2020, the Company assumed sponsorship for Voxbone S.A.’s U.S. defined contribution 401(k). In connection with that acquisition, the Company also assumed sponsorship for a non-U.S. defined contribution plan for which it pays fixed contributions into a separate entity. The Company has no legal or constructive obligations to pay further contributions if the fund does not hold sufficient assets to pay all employees the benefits relating to employee service in the current or prior periods. The contributions are recognized as employee benefit expense when they are due. The Company made matching contributions for the defined contribution plans of $4.5 million, $4.4 million, and $4.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
In addition, as a result of the acquisition of Voxbone S.A., the Company assumed sponsorship for Voxbone S.A.’s non-U.S. defined benefit pension plans. The liability recognized is the present value of the defined benefit obligation at the end of the reporting period less the fair value of the plan assets and is included in other liabilities in the accompanying consolidated balance sheets. The defined benefit obligation is calculated annually by an independent actuary using the Projected Unit Credit Method. The net funded status and periodic benefit cost were not material for the years ended December 31, 2025, 2024 and 2023.

Notes to Consolidated Financial Statements (continued)
14. Income Taxes
The following table presents domestic and foreign components of loss before income taxes for the tax years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
United States	$(3,486)	$7,670	$759
International	(13,105)	(16,623)	(20,062)
Loss before income taxes	$(16,591)	$(8,953)	$(19,303)
Benefit for income taxes from operations consists of the following:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Current:
Federal	$39	$(342)	$(653)
State	(388)	(1,581)	(1,309)
Foreign	(1,070)	(1,053)	(2,219)
Total	(1,419)	(2,976)	(4,181)
Deferred:
Federal	(23)	29	(75)
Foreign	5,121	5,376	7,216
Total	5,098	5,405	7,141
Income tax benefit	$3,679	$2,429	$2,960

Notes to Consolidated Financial Statements (continued)
The table below provides the updated requirements of ASU 2023-09 for 2025, as previously referred to in Note 1, “Description of Business and Summary of Significant Accounting Policies—Recently Adopted Accounting Standards,” to the consolidated financial statements. The effective income tax rate for the year ended December 31, 2025 differs from the statutory federal income tax rate as follows:

	Year Ended December 31, 2025
	Amount	Percent
	(In thousands)
United States statutory tax rate	$3,484	21.0%
State and local income taxes, net of federal income tax effect (1)	(307)	(1.8)
Foreign tax effects:
Belgium:
Effect of rates different than statutory	297	1.8
Innovation income deduction	702	4.2
Other	(28)	(0.2)
Ireland:
Other	(40)	(0.2)
United Kingdom:
Effect of rates different than statutory	323	1.9
Other	(69)	(0.4)
Other foreign jurisdictions	115	0.7
Tax credits:
Federal research credits	4,247	25.6
Other	150	0.9
Changes in valuation allowances	(1,901)	(11.5)
Nontaxable or nondeductible items:
Meals and entertainment	(195)	(1.2)
Stock-based compensation	(1,700)	(10.2)
Non-deductible executive compensation	(824)	(5.0)
Income from branch	(288)	(1.7)
Other	(125)	(0.8)
Changes in unrecognized tax benefits	(284)	(1.7)
Other adjustments:
Other	122	0.8
Effective tax rate	$3,679	22.2%
________________________
(1) State taxes in Washington, D.C. and Virginia made up greater than 50% of the tax effect in this category.

Notes to Consolidated Financial Statements (continued)
For the year ended December 31, 2025, the Company recognized an income tax benefit of $3.7 million on pre-tax book loss of $16.6 million, resulting in an effective income tax rate of 22.2%. As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

	Year Ended December 31,
	2024	2023
Federal tax rate	21.0%	21.0%
State tax rate - statutory blended rate	4.2	4.3
Other effective state tax adjustments	(8.5)	(5.2)
Non-deductible expenses	(4.6)	(4.1)
Non-deductible executive compensation	(12.4)	—
Research tax benefits	49.4	24.4
Stock-based compensation	1.2	(18.0)
Change in valuation allowance	(22.8)	(11.7)
Deferred tax rate change	0.1	0.6
Intangibles and deferred adjustments	(7.3)	—
Foreign rate differential	5.4	2.8
Other	1.4	1.2
Total	27.1%	15.3%
For the year ended December 31, 2024, the Company recognized an income tax benefit of $2.4 million on pre-tax book loss of $9.0 million, resulting in an effective income tax rate of 27.1%. For the year ended December 31, 2023, the Company recognized an income tax benefit of $3.0 million on pre-tax book income of $19.3 million, resulting in an effective income tax rate of 15.3%.

Notes to Consolidated Financial Statements (continued)
The following table presents the significant components of the Company’s net deferred tax liability:

	As of December 31,
	2025	2024

	(In thousands)
Deferred tax assets:
Allowance for doubtful accounts	$146	$276
Accrued liabilities	3,497	3,256
Operating lease liabilities	56,758	56,788
Deferred revenue	1,828	1,913
Stock-based compensation	2,322	2,826
Capitalized research and development expenses	32,193	44,716
Tax credits	19,807	15,694
Net operating losses	20,632	12,761
Other deferred tax assets	1,641	1,859
Gross deferred tax assets	138,824	140,089
Less: valuation allowance	(71,324)	(70,008)
Total deferred tax assets	67,500	70,081
Deferred tax liabilities:
Property, plant and equipment	18,781	22,436
Goodwill	1,699	1,554
Intangibles	33,058	34,305
Operating lease assets	38,441	39,090
Total deferred tax liabilities	91,979	97,385
Net deferred tax liability	$24,479	$27,304
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA did not change the statutory U.S. federal tax rate. Accordingly, the OBBBA did not require the Company to remeasure its deferred tax assets and liabilities solely because of a rate change. However, the various changes in tax law did impact the Company’s current and deferred tax calculations. The decreased deferred tax asset for capitalized research and development expenses and the increased deferred tax asset for net operating losses is primarily due to this new legislation.
The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company primarily considered its historic performance, the nature of its deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. Based on an analysis of these factors, the Company determined that in 2025, a valuation allowance against U.S. deferred tax assets was required. The valuation allowance increased by $1.3 million during the year ended December 31, 2025.
As of December 31, 2025, the Company had approximately $44.1 million in U.S. federal net operating loss carryforwards, and $19.8 million in U.S. federal tax credits. All U.S. federal net operating loss carryforwards were generated after the enactment of the Tax Cuts and Jobs Act (the “Act”) and as such do not expire, but can only be utilized to offset up to 80% of taxable income in any given year. The U.S. federal tax credits begin to expire in 2039. Additionally, as of December 31, 2025 the Company had approximately $25.8 million in UK loss carryforwards. Under current UK tax law, these losses can be carried forward indefinitely.

Notes to Consolidated Financial Statements (continued)
As of December 31, 2025, the Company had approximately $76.8 million in state net operating loss carryforwards. If not utilized, some state net operating loss carryforwards will expire at various dates beginning in 2030.
At December 31, 2025, the amount of unremitted earnings generated by the Company’s foreign subsidiaries is not significant. The Company does not assert indefinite reinvestment on a portion of its unremitted earnings of certain foreign subsidiaries as of December 31, 2025. On the earnings that are not indefinitely reinvested, the Company did not recognize deferred income taxes related to those unremitted foreign earnings, due to the tax favorable manner in which it would be repatriated. For the subsidiaries that the Company asserts permanent reinvestment, if repatriation were to occur, the Company would be required to accrue U.S. taxes, if any, and remit applicable withholding taxes as appropriate. A determination of the amount of the unrecognized deferred tax liability related to these undistributed earnings is not practicable due to the complexity and variety of assumptions necessary based on the manner in which the undistributed earnings would be repatriated.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2025	2024

	(In thousands)
Unrecognized tax benefits—January 1,	$7,438	$6,170
Gross increases—tax positions in prior period	284	91
Gross increases—tax positions in current period	1,056	1,177
Unrecognized tax benefits—December 31,	$8,778	$7,438
If the $8.8 million of unrecognized tax benefit is recognized, it would not impact the effective tax rate due to the valuation allowance on the Company’s net U.S. deferred tax assets.
For the years ended December 31, 2025, 2024 and 2023, the Company recognized $0.0 million, $0.1 million and $0.3 million, respectively, in interest and penalties related to income taxes within income tax benefit in the accompanying consolidated statements of operations.
The Company files U.S. federal income tax returns as well as income tax returns in many U.S. states and foreign jurisdictions. As of December 31, 2025, the tax years 2022 through 2024 remain open to examination by the major jurisdictions in which the Company is subject to tax. The Company is currently under audit by the Internal Revenue Service for the year ended December 31, 2023.

Notes to Consolidated Financial Statements (continued)
A summary of income taxes paid (refunded) by jurisdiction is as follows:

As of December 31,
2025

(In thousands)
US Federal	$(280)
State:
California	674
Washington, D.C.	206
Delaware	95
New Jersey	94
Pennsylvania	(157)
Other State	(36)
Foreign:
Belgium	(821)
Ireland	94
Other Foreign	76
Net Refund	$(55)

15. Basic and Diluted Loss per Common Share
The components of basic and diluted loss per share are as follows:

	Year ended December 31,
	2025	2024	2023

	(In thousands, except share and per share amounts)
Earnings per share:
Net loss attributable to common stockholders	$(12,912)	$(6,524)	$(16,343)

Net loss per share, basic and diluted	$(0.43)	$(0.24)	$(0.64)

Weighted average number of common shares outstanding, basic and diluted	29,996,861	27,209,698	25,612,724
The following common share equivalents were excluded from the weighted average shares used to calculate diluted net loss per common share because their effects would have been anti-dilutive:

	Year ended December 31,
	2025	2024	2023
Stock options issued and outstanding	67,297	79,238	97,480
Restricted stock units issued and outstanding	6,400,636	5,195,945	5,911,794
Convertible senior notes	1,522,858	2,321,106	3,442,229
Total	7,990,791	7,596,289	9,451,503

Notes to Consolidated Financial Statements (continued)
16. Subsequent Events
On February 19, 2026, Bandwidth’s Board of Directors authorized a share repurchase program of up to $80.0 million of the Company’s outstanding Class A common stock, subject to market conditions, contractual restrictions and other factors.
Under the share repurchase program, the Company may purchase shares from time to time at the discretion of management through open market purchases, block trades, accelerated or other structured share repurchase programs, privately negotiated transactions, Rule 10b5-1 plans or other means. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The manner, timing, pricing and amount of any transactions will be subject to the discretion of management and may be based upon market conditions, regulatory requirements and alternative opportunities that the Company may have for the use or investment of its capital. The program does not obligate the Company to acquire any particular amount of Class A common stock, and the program may be extended, modified, suspended or terminated at any time at the Company’s discretion.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
The following table describes any contracts, instructions or written plans for the sale or purchase of our securities adopted, amended or terminated by our directors or executive officers during the three months ended December 31, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan	Aggregate Number of Securities to be Purchased or Sold

Daryl E. Raiford Chief Financial Officer	12/3/2025	12/31/2026	Covers the sale of an indeterminate number of shares of Class A common stock issued upon future equity award vesting events.
Kade Ross Chief Information Officer	11/24/2025	03/02/2027	Covers the sale of up to 61,000 shares of Class A common stock.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2026 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2025.
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

Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2026 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2026 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2026 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2025.

Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is Ernst & Young LLP, Raleigh, NC, Auditor Firm ID: 42.
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2026 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2025.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:
1.Financial Statements
See Index to Financial Statements at Item 8 herein.
2.Financial Statement Schedules
Schedules not listed above have been omitted because they are not required, not applicable, or the required information is otherwise included.
3.Exhibits
Exhibit Index

Exhibit number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation.	10-Q	001-38285	3.1	12/14/2017
3.2	Third Amended and Restated Bylaws.	8-K	001-38285	3.1	11/2/2023
4.1	Description of Registrant’s Securities.				Filed herewith
4.2	Indenture, dated February 28, 2020, between Bandwidth Inc. and Wilmington Trust, National Association	8-K	001-38285	4.1	3/2/2020
4.3	Form of 0.250% Convertible Senior Notes due March 1, 2026 (included as Exhibit A to Exhibit 4.1)	8-K	001-38285	4.2	3/2/2020
4.4	Indenture, dated March 16, 2021, between Bandwidth Inc. and Wilmington Trust, National Association.	8-K	001-38285	4.1	3/16/2021
4.5	Form of 0.50% Convertible Senior Notes due April 1, 2028 (included as Exhibit A to Exhibit 4.1).	8-K	001-38285	4.2	3/16/2021
10.1	Form of Indemnification and Advancement Agreement between Bandwidth Inc. and its directors and certain officers.	10-K	001-38285	10.1	2/25/2022
10.2	2010 Equity Compensation Plan and forms of awards thereunder.	S-1	333-220945	10.4	10/13/2017
10.3	Employment Agreement, dated as of January 1, 2015, as amended on March 9, 2017, by and between Bandwidth.com, Inc. and David A. Morken.	S-1	333-220945	10.8	10/13/2017
10.4	Form of Conversion Lock-up Agreement between Bandwidth Inc. and the Key Holders.	S-1A	333-220945	10.2	10/30/2017
10.5	Employment Agreement, dated as of December 6, 2019, by and between Bandwidth.com, Inc. and Rebecca Bottorff.	10-K	001-38285	10.30	2/21/2020
10.6	Confirmation of Base Capped Call Transaction, dated February 25, 2020, between Bandwidth Inc. and Barclays Bank PLC.	8-K	001-38285	10.1	3/2/2020
10.7	Confirmation of Base Capped Call Transaction, dated February 25, 2020, between Bandwidth Inc. and JPMorgan Chase Bank, National Association, New York Branch.	8-K	001-38285	10.2	3/2/2020
10.8	Confirmation of Base Capped Call Transaction, dated February 25, 2020, between Bandwidth Inc. and Bank of Montreal.	8-K	001-38285	10.3	3/2/2020

10.9	Confirmation of Base Capped Call Transaction, dated February 25, 2020, between Bandwidth Inc. and Morgan Stanley & Co. LLC.	8-K	001-38285	10.4	3/2/2020
10.10	Confirmation of Base Capped Call Transaction, dated February 25, 2020, between Bandwidth Inc. and Goldman Sachs & Co. LLC.	8-K	001-38285	10.5	3/2/2020
10.11	Confirmation of Additional Capped Call Transaction, dated February 26, 2020, between Bandwidth Inc. and Barclays Bank PLC.	8-K	001-38285	10.6	3/2/2020
10.12	Confirmation of Additional Capped Call Transaction, dated February 26, 2020, between Bandwidth Inc. and JPMorgan Chase Bank, National Association, New York Branch.	8-K	001-38285	10.7	3/2/2020
10.13	Confirmation of Additional Capped Call Transaction, dated February 26, 2020, between Bandwidth Inc. and Bank of Montreal.	8-K	001-38285	10.8	3/2/2020
10.14	Confirmation of Additional Capped Call Transaction, dated February 26, 2020, between Bandwidth Inc. and Morgan Stanley & Co. LLC.	8-K	001-38285	10.9	3/2/2020
10.15	Confirmation of Additional Capped Call Transaction, dated February 26, 2020, between Bandwidth Inc. and Goldman Sachs & Co. LLC.	8-K	001-38285	10.10	3/2/2020
10.16	Confirmation of Base Capped Call Transaction, dated March 11, 2021, between Bandwidth Inc. and Bank of Montreal.	8-K	001-38285	10.1	3/16/2021
10.17	Confirmation of Base Capped Call Transaction, dated March 11, 2021, between Bandwidth Inc. and Citibank, N.A.	8-K	001-38285	10.2	3/16/2021
10.18	Confirmation of Base Capped Call Transaction, dated March 11, 2021, between Bandwidth Inc. and Goldman Sachs & Co. LLC.	8-K	001-38285	10.3	3/16/2021
10.19	Confirmation of Base Capped Call Transaction, dated March 11, 2021, between Bandwidth Inc. and Morgan Stanley & Co. LLC.	8-K	001-38285	10.4	3/16/2021
10.20^	Lease Agreement dated May 27, 2021, between Bandwidth Inc. and USEF Edwards Mill Owner, LLC.	8-K	001-38285	10.2	5/28/2021
10.21	Escrow Agreement dated May 27, 2021, between Bandwidth Inc., USEF Edwards Mill Owner, LLC and Chicago Title Insurance Company.	8-K	001-38285	10.3	5/28/2021
10.22	Employment Agreement, dated July 6, 2021, between the Company and Daryl Raiford.	8-K	001-38285	10.1	7/8/2021
10.23	Employment Agreement, dated February 24, 2022, between the Company and R. Brandon Asbill.	10-K	001-38285	10.52	2/25/2022
10.24	First Amendment to Lease Agreement, dated April 21, 2022, between Bandwidth Inc. and USEF Edwards Mill Owner, LLC.	10-Q	001-38285	10.3	5/6/2022
10.25	First Amendment to Escrow Agreement, dated April 21, 2022, between Bandwidth Inc., USEF Edwards Mill Owner, LLC and Chicago Title Insurance Company.	10-Q	001-38285	10.4	5/6/2022
10.26	First Amendment to Employment Agreement, dated March 25, 2022, between the Company and Daryl E. Raiford.	10-K	001-38285	10.52	2/23/2023
10.27	Second Amendment to Lease Agreement, dated March 31, 2023, between Bandwidth Inc. and USEF Edwards Mill Owner, LLC.	10-Q	001-38285	10.1	5/3/2023
10.28^	Credit Agreement among Bandwidth Inc., certain subsidiaries of Bandwidth Inc., the several lenders from time to time party thereto, and Bank of America, N.A., dated as of August 1, 2023.	10-Q	001-38285	10.2^	8/3/2023

10.29	Second Amendment to Employment Agreement, dated February 26, 2024, between the Company and David A. Morken.	10-K	001-38285	10.42	2/28/2024
10.30	First Amendment to Credit Agreement among Bandwidth Inc., certain subsidiaries of Bandwidth Inc., the several lenders from time to time party thereto, and Bank of America, N.A., dated as of May 1, 2024.	10-Q	001-38285	10.1	5/7/2024
10.31	Employment Agreement, dated July 1, 2022, between Bandwidth Inc. and Devesh Agarwal.	10-Q	001-38285	10.2	8/1/2024
10.32	Second Amendment to Credit Agreement among Bandwidth Inc., certain subsidiaries of Bandwidth Inc., the several lenders from time to time party thereto, and Bank of America, N.A., dated as of October 28, 2024.	10-Q	001-38285	10.1	10/31/2024
10.33	First Amendment to Employment Agreement, dated February 11, 2025, between Bandwidth Inc. and Devesh Agarwal.	10-K	001-38285	10.42	2/20/2025
10.34	Forms of Global Restricted Stock Unit Grant Notice and Global Restricted Stock Unit Agreement.	10-Q	001-38285	10.1	7/29/2025
10.35	Second Amendment to Employment Agreement, dated August 21, 2025, between Bandwidth Inc. and Daryl E. Raiford.	10-Q	001-38285	10.1	10/30/2025
10.36	Second Amendment to Employment Agreement, dated August 21, 2025, between Bandwidth Inc. and Devesh Agarwal.	10-Q	001-38285	10.2	10/30/2025
10.37	Bandwidth Inc. Third Amended and Restated 2017 Incentive Award Plan.	S-8	333-288145	4.1	6/18/2025
19.1	Bandwidth Inc. Insider Trading Compliance Policy.	10-K	001-38285	19.1	2/20/2025
21.1	List of subsidiaries of Bandwidth Inc.				Filed herewith
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.				Filed herewith
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.	8-K/A	001-38285	23.1	1/14/2021
31.1	Certificate of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
97.1	Policy for Recovery of Erroneously Awarded Compensation, effective as of October 2, 2023.	10-K	001-38285	97.1	2/28/2024
101.INS	XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.				Filed herewith
101.SCH	XBRL Taxonomy Schema Document.				Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
^    Certain of the exhibits to Exhibit 10.20 and 10.28, as applicable, have been omitted in accordance with Regulation S-K Item 601. The Registrant agrees to furnish a copy of all omitted exhibits to the SEC upon its request.
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

BANDWIDTH INC.

Date:	February 19, 2026	By:	/s/ David A. Morken
David A. Morken
Chief Executive Officer
(Principal Executive Officer)

Date:	February 19, 2026	By:	/s/ Daryl E. Raiford
Daryl E. Raiford
Chief Financial Officer
(Principal Financial Officer)

Date:	February 19, 2026	By:	/s/ Devin M. Krupka
Devin M. Krupka
Senior Vice President, Corporate Controller
(Principal Accounting Officer)

Date:	February 19, 2026	By:	/s/ Brian D. Bailey
Brian D. Bailey
Director

Date:	February 19, 2026	By:	/s/ Rebecca Bottorff
Rebecca Bottorff
Director

Date:	February 19, 2026	By:	/s/ Lukas M. Roush
Lukas M. Roush
Director

Date:	February 19, 2026	By:	/s/ Douglas A. Suriano
Douglas A. Suriano
Director