Form 10-Q
period 2026-03-31
Bandwidth Inc.
filed 2026-04-30
CIK 1514416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of April 24, 2026, 30,059,279 shares of the registrant’s Class A common stock and 1,958,028 shares of the registrant’s Class B common stock were outstanding.

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
•our ability to service the interest on our 2028 Convertible Notes (as defined herein) and repay such 2028 Convertible Notes, to the extent required; and
•other risks related to our indebtedness.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

BANDWIDTH INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	As of March 31,	As of December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$47,283	$102,788
Marketable securities	2,990	8,476
Accounts receivable, net of allowance	101,170	91,409
Deferred costs	4,558	4,830
Prepaid expenses and other current assets	15,883	11,557
Total current assets	171,884	219,060
Property, plant and equipment, net	172,157	174,251
Operating right-of-use asset, net	152,126	152,950
Intangible assets, net	128,830	138,742
Deferred costs, non-current	2,609	3,098
Other long-term assets	7,896	7,754
Goodwill	348,694	356,772
Total assets	$984,196	$1,052,627
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$31,694	$42,600
Accrued expenses and other current liabilities	87,381	91,151
Current portion of deferred revenue	8,815	8,742
Operating lease liability, current	4,130	3,947
Current portion of convertible senior notes	—	7,627
Line of credit, current portion	50,500	—
Total current liabilities	182,520	154,067
Other liabilities	1,625	555
Operating lease liability, net of current portion	219,892	221,019
Deferred revenue, net of current portion	3,950	4,972
Deferred tax liability	21,839	24,479
Convertible senior notes	148,699	247,562
Total liabilities	578,525	652,654
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Class A voting common stock: $0.001 par value; 100,000,000 shares authorized; 30,370,591 and 29,385,869 shares issued as of March 31, 2026 and December 31, 2025, respectively; 30,056,655 and 29,385,869 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	30	29
Class B voting common stock: $0.001 par value; 20,000,000 shares authorized; 1,958,028 shares issued and outstanding as of March 31, 2026 and December 31, 2025	2	2
Treasury common stock: shares, at cost; 313,936 and 0 shares as of March 31, 2026 and December 31, 2025, respectively	(5,009)	—
Additional paid-in capital	503,269	485,836
Accumulated deficit	(80,208)	(84,326)
Accumulated other comprehensive loss	(12,413)	(1,568)
Total stockholders’ equity	405,671	399,973
Total liabilities and stockholders’ equity	$984,196	$1,052,627
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31,
	2026	2025

Revenue	$208,784	$174,241
Cost of revenue	130,870	102,729

Gross profit	77,914	71,512
Operating expenses
Research and development	38,466	30,632
Sales and marketing	24,627	26,456
General and administrative	19,442	19,111
Total operating expenses	82,535	76,199

Operating loss	(4,621)	(4,687)
Other income
Net gain on extinguishment of debt	7,283	1,082
Interest expense, net	(673)	(488)
Other income, net	603	283
Total other income	7,213	877

Income (loss) before income taxes	2,592	(3,810)
Income tax benefit	1,526	70
Net income (loss)	$4,118	$(3,740)

Net income (loss) per share
Basic	$0.13	$(0.13)
Diluted	$(0.08)	$(0.13)

Numerator used to compute net income (loss) per share:
Basic	$4,118	$(3,740)
Diluted	$(2,579)	$(3,740)

Weighted average number of common shares outstanding:
Basic	31,681,879	28,982,432
Diluted	32,957,834	28,982,432
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(Unaudited)

	Three months ended March 31,
	2026	2025
Net income (loss)	$4,118	$(3,740)
Other comprehensive (loss) income
Unrealized gain on marketable securities, net of income taxes	3	53
Foreign currency translation, net of income taxes	(10,848)	15,409
Total other comprehensive (loss) income	(10,845)	15,462
Total comprehensive (loss) income	$(6,727)	$11,722
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Class A voting common stock		Class B voting common stock		Treasury common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2024	26,588,688	$27	1,958,028	$2	—	$—	$435,927	$(52,009)	$(71,414)	$312,533
Exercises of vested stock options	925	—	—	—	—	—	9	—	—	9
Vesting of restricted stock units	1,348,320	1	—	—	—	—	—	—	—	1
Equity awards withheld for tax liability	(183,018)	—	—	—	—	—	(2,932)	—	—	(2,932)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	53	—	53
Foreign currency translation	—	—	—	—	—	—	—	15,409	—	15,409
Stock-based compensation	—	—	—	—	—	—	24,073	—	—	24,073
Net loss	—	—	—	—	—	—	—	—	(3,740)	(3,740)
Balance at March 31, 2025	27,754,915	28	1,958,028	2	—	—	457,077	(36,547)	(75,154)	345,406
Exercises of vested stock options	3,928	—	—	—	—	—	37	—	—	37
Vesting of restricted stock units	419,088	—	—	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(727)	—	—	—	—	—	(9)	—	—	(9)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	1	—	1
Foreign currency translation	—	—	—	—	—	—	—	34,781	—	34,781
Stock-based compensation	—	—	—	—	—	—	9,253	—	—	9,253
Net loss	—	—	—	—	—	—	—	—	(4,931)	(4,931)
Balance at June 30, 2025	28,177,204	28	1,958,028	2	—	—	466,358	(1,765)	(80,085)	384,538
Exercises of vested stock options	3,500	—	—	—	—	—	34	—	—	34
Vesting of restricted stock units	382,715	1	—	—	—	—	—	—	—	1
Equity awards withheld for tax liability	(149)	—	—	—	—	—	(3)	—	—	(3)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(38)	—	(38)
Foreign currency translation	—	—	—	—	—	—	—	489	—	489
Stock-based compensation	—	—	—	—	—	—	8,964	—	—	8,964
Net loss	—	—	—	—	—	—	—	—	(1,241)	(1,241)
Balance at September 30, 2025	28,563,270	29	1,958,028	2	—	—	475,353	(1,314)	(81,326)	392,744
Exercises of vested stock options	3,061	—	—	—	—	—	29	—	—	29
Vesting of restricted stock units	819,594	—	—	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(56)	—	—	—	—	—	(1)	—	—	(1)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	8	—	8
Foreign currency translation	—	—	—	—	—	—	—	(382)	—	(382)
Unrealized gain on employee benefit pension plan	—	—	—	—	—	—	—	120	—	120
Stock-based compensation	—	—	—	—	—	—	10,455	—	—	10,455
Net loss	—	—	—	—	—	—	—	—	(3,000)	(3,000)
Balance at December 31, 2025	29,385,869	29	1,958,028	2	—	—	485,836	(1,568)	(84,326)	399,973

BANDWIDTH INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Class A voting common stock		Class B voting common stock		Treasury common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Exercises of vested stock options	4,641	—	—	—	—	—	44	—	—	44
Vesting of restricted stock units	1,355,634	1	—	—	—	—	—	—	—	1
Equity awards withheld for tax liability	(375,553)	—	—	—	—	—	(5,646)	—	—	(5,646)
Repurchase of Class A common stock	—	—	—	—	313,936	(5,009)	—	—	—	(5,009)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	3	—	3
Foreign currency translation	—	—	—	—	—	—	—	(10,848)	—	(10,848)
Stock-based compensation	—	—	—	—	—	—	23,035	—	—	23,035
Net income	—	—	—	—	—	—	—	—	4,118	4,118
Balance at March 31, 2026	30,370,591	$30	1,958,028	$2	313,936	$(5,009)	$503,269	$(12,413)	$(80,208)	$405,671
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities
Net income (loss)	$4,118	$(3,740)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	17,387	12,503
Non-cash reduction to the right-of-use asset	788	753
Amortization of debt discount and issuance costs	310	365
Stock-based compensation	12,990	13,575
Deferred taxes and other	(2,019)	(1,776)
Net gain on extinguishment of debt	(7,283)	(1,082)
Changes in operating assets and liabilities:
Accounts receivable, net of allowance	(9,991)	(253)
Prepaid expenses and other assets	(4,004)	(5,366)
Accounts payable	(9,245)	(10,932)
Accrued expenses and other liabilities	6,625	(8,072)
Operating right-of-use liability	(908)	942
Net cash provided by (used in) operating activities	8,768	(3,083)
Cash flows from investing activities
Purchase of property, plant and equipment	(7,092)	(7,368)
Capitalized software development costs	(2,258)	(2,844)
Purchase of marketable securities	(1,979)	(4,717)
Proceeds from sales and maturities of marketable securities	7,467	987
Proceeds from sale of business	—	103
Net cash used in investing activities	(3,862)	(13,839)
Cash flows from financing activities
Borrowings on line of credit	84,000	15,000
Repayments on line of credit	(33,500)	(15,000)
Net cash paid for debt extinguishment	(99,621)	(26,120)
Repurchase of Class A common stock	(5,009)	—
Value of equity awards withheld for tax liabilities and other	(5,627)	(2,913)
Net cash used in financing activities	(59,757)	(29,033)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(840)	(124)
Net decrease in cash, cash equivalents, and restricted cash	(55,691)	(46,079)
Cash, cash equivalents, and restricted cash, beginning of period	103,160	82,234
Cash, cash equivalents, and restricted cash, end of period	$47,469	$36,155

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$47,283	$35,933
Restricted cash included in prepaid expenses and other current assets	186	222
Total cash, cash equivalents, and restricted cash, end of period	$47,469	$36,155

BANDWIDTH INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2026	2025
Supplemental disclosure of cash flow information
Cash received from interest	$(187)	$(232)
Cash refunded for taxes, net	$(4)	$(4)
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$567

Supplemental disclosure of noncash investing and financing activities
Purchase of property, plant and equipment, accrued but not paid	$5,106	$2,107
Purchase of property and equipment through lease incentive	$—	$1,014
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 19, 2026.
The condensed consolidated balance sheet as of December 31, 2025, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures, including certain notes required by GAAP on an annual reporting basis.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive (loss) income and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2026 or any future period.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Bandwidth Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the amounts reported in these financial statements and accompanying notes. These estimates in the condensed consolidated financial statements include, but are not limited to, allowance for expected credit losses, reserve for sales credits, recoverability of long lived and intangible assets, fair value of acquired intangible assets and goodwill, discount rates used in the valuation of right-of-use assets and lease liabilities, the fair value of the liability of the Company’s Convertible Notes (as defined herein), estimated period of benefit, valuation allowances on deferred tax assets, certain accrued expenses and contingencies. Although the Company believes that the estimates it uses are reasonable, due to the inherent uncertainty involved in making these estimates, actual results reported in future periods could differ from those estimates.

Notes to Condensed Consolidated Financial Statements (continued)
The Company has achieved significant progress in realizing its strategic objective of providing a single, universal cloud platform to all global customers (the “Universal Platform”). Consequently, during the first quarter of 2026, the Company adjusted the remaining estimated useful life of the developed technology acquired in 2020 from 5 years to 2 years. This adjustment reflects the accelerated migration of customers to the Universal Platform. This change in estimate, which is accounted for prospectively, resulted in a $3.0 million increase to amortization expense and a decrease to basic net income and diluted net loss per share of $0.08 for the three months ended March 31, 2026. See Note 5, “Goodwill and Intangible Assets,” to the condensed consolidated financial statements, for additional details on the Company’s intangible assets.
Marketable Securities
The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. The Company may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies investments with maturities greater than 90 days as marketable securities in the accompanying condensed consolidated balance sheets. The Company evaluates its investments to assess whether the amortized cost basis is in excess of estimated fair value and determines what amount of that difference, if any, is caused by expected credit losses. Allowance for credit losses is recognized as a charge in other income, net on the condensed consolidated statements of operations, and any remaining unrealized losses are included in accumulated other comprehensive loss on the condensed consolidated balance sheets. Due to the nature and investment grade of the Company’s marketable securities, there were no credit losses recorded for the three months ended March 31, 2026. There have been no impairment charges for any unrealized losses during the period.
Accounts Receivable and Current Expected Credit Losses
Accounts receivable are stated at realizable value, net of allowance for expected credit losses. The allowance for expected credit losses is based on management’s assessment of the collectability of its customer accounts. The Company regularly reviews the composition of the accounts receivable aging, historical credit losses, changes in payment patterns, customer creditworthiness, current economic trends, and reasonable and supportable forecasts about the future. Relevant risk characteristics include customer size and historical loss patterns. Management has evaluated the expected credit losses related to trade accounts receivable and determined that an allowance of approximately $0.6 million and $0.5 million for uncollectible accounts and customer balances that are disputed was required as of March 31, 2026 and December 31, 2025, respectively. Refer to Note 3, “Financial Statement Components” to these condensed consolidated financial statements, for a rollforward of the components of the allowance for the three months ended March 31, 2026 and 2025.
The Company includes unbilled receivables in its accounts receivable balance. Generally, these receivables represent earned revenue from services provided to customers, which will be billed in the next billing cycle. All amounts are considered collectible and billable. As of March 31, 2026 and December 31, 2025, unbilled receivables were $61.8 million and $57.4 million, respectively.
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
With regard to customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for expected credit losses are inherent in accounts receivable. As of March 31, 2026 and December 31, 2025, no individual customer represented more than 10% of the Company’s accounts receivable, net of allowance.

Notes to Condensed Consolidated Financial Statements (continued)
For the three months ended March 31, 2026 and 2025, no individual customer represented more than 10% of the Company’s revenue.
Recently Adopted Accounting Standards
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”), which provides additional guidance to stakeholders about how to determine whether a settlement of convertible debt (particularly, cash convertible instruments) at terms that differ from the original conversion terms should be accounted for under the induced conversion or extinguishment guidance. The Company adopted ASU 2024-04 effective January 1, 2026 and applied the guidance prospectively. The adoption had no impact on the Company’s financial position or results of operations.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient for the estimation of expected credit losses for current accounts receivable and current contract assets under ASC 606. The practical expedient election assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The Company adopted ASU 2025-05 effective January 1, 2026 and elected the practical expedient. ASU 2025-05 did not have a material impact on the Company's financial position or results of operations.
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

2. Fair Value Measurements
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

Notes to Condensed Consolidated Financial Statements (continued)
•Level 3. Unobservable inputs for which there is little or no market data, which requires the Company to develop its own assumptions.
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value as of March 31, 2026 and December 31, 2025 because of the relatively short duration of these instruments. Marketable securities consist of time deposits and commercial paper not otherwise classified as cash equivalents. All marketable securities are considered to be available-for-sale and are recorded at their estimated fair values. Unrealized gains and losses for available-for-sale securities are recorded in accumulated other comprehensive loss.
The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following tables summarize the Company’s financial assets measured at fair value as of March 31, 2026 and December 31, 2025:

	Amortized cost or carrying value	Unrealized gains	Unrealized losses	Fair value measurements on a recurring basis March 31, 2026
				Level 1	Level 2	Level 3	Total

	(In thousands)
Financial assets:
Cash and cash equivalents:
Money market account	$28,549	$—	$—	$28,549	$—	$—	$28,549
Commercial paper	7,444	—	—	7,444	—	—	7,444
Total included in cash and cash equivalents	35,993	—	—	35,993	—	—	35,993
Marketable securities:
Commercial paper	2,958	32	—	2,990	—	—	2,990
Total marketable securities	2,958	32	—	2,990	—	—	2,990
Total financial assets	$38,951	$32	$—	$38,983	$—	$—	$38,983

	Amortized cost or carrying value	Unrealized gains	Unrealized losses	Fair value measurements on a recurring basis December 31, 2025
				Level 1	Level 2	Level 3	Total

	(In thousands)
Financial assets:
Cash and cash equivalents:
Money market account	$65,027	$—	$—	$65,027	$—	$—	$65,027
Commercial paper	29,082	—	—	29,082	—	—	29,082
Total included in cash and cash equivalents	94,109	—	—	94,109	—	—	94,109
Marketable securities:
Time deposits	5,000	5	—	5,005	—	—	5,005
Commercial paper	3,447	24	—	3,471	—	—	3,471
Total marketable securities	8,447	29	—	8,476	—	—	8,476
Total financial assets	$102,556	$29	$—	$102,585	$—	$—	$102,585

Notes to Condensed Consolidated Financial Statements (continued)
The Company classifies its marketable securities as current assets as they are available for current operating needs. The following table summarizes the contractual maturities of marketable securities as of March 31, 2026:

	Amortized cost	Aggregate fair value

	(In thousands)
Financial assets:
Less than one year	$2,958	$2,990
Total	$2,958	$2,990
As of March 31, 2026, the marketable securities were in an unrealized gain position. The Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. As of March 31, 2026, the Company anticipates that it will recover the entire amortized cost basis of its marketable securities before maturity.
During the three months ended March 31, 2026 and 2025, there were $7.5 million and $1.0 million, respectively, in maturities of marketable securities. There were no proceeds from sales of marketable securities for the three months ended March 31, 2026 and 2025. The Company determines realized gains and losses on sale of marketable securities using the specific identification method and records such gains and losses in other income, net on the condensed consolidated statements of operations.
As of March 31, 2026, the fair value of the 2026 Convertible Notes and 2028 Convertible Notes, as further described in Note 7, “Debt,” to these condensed consolidated financial statements, was approximately $0.0 million and $134.3 million, respectively. As of December 31, 2025, the fair value of the 2026 Convertible Notes and the 2028 Convertible Notes was approximately $7.5 million and $219.7 million, respectively. The fair value was determined based on the closing price for the Convertible Notes on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.

3. Financial Statement Components
Accounts receivable, net of allowance consists of the following:

	As of March 31,	As of December 31,
	2026	2025

	(In thousands)
Trade accounts receivable	$39,630	$34,322
Unbilled accounts receivable	61,772	57,400
Allowance for expected credit losses	(640)	(537)
Other accounts receivable	408	224
Total accounts receivable, net	$101,170	$91,409

Notes to Condensed Consolidated Financial Statements (continued)
Components of the allowance for expected credit losses are as follows:

	Three months ended March 31,
	2026	2025

	(In thousands)
Balance, beginning of period	$(537)	$(2,172)
Charged to credit loss expense, net of reversals	(225)	(887)
Deductions (1)	120	460
Impact of foreign currency translation	2	(45)
Balance, end of period	$(640)	$(2,644)
________________________
(1) Write-off of uncollectible accounts after exhaustion of collection efforts.
Accrued expenses and other current liabilities consisted of the following:

	As of March 31,	As of December 31,
	2026	2025

	(In thousands)
Accrued expense	$66,776	$60,808
Accrued compensation and benefits	8,641	20,405
Accrued sales, use, VAT and telecommunications related taxes	5,432	4,421
Customer deposits	2,997	4,320
Other accrued expenses	3,535	1,197
Total accrued expenses and other current liabilities	$87,381	$91,151
4. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	As of March 31,	As of December 31,
	2026	2025

	(In thousands)
Furniture and fixtures	$15,964	$15,845
Computer and office equipment	14,896	14,789
Telecommunications equipment	96,990	92,829
Leasehold improvements	77,754	77,704
Software	22,990	22,302
Internal-use software development	46,283	44,198
Automobile	399	452
Land	27,636	27,636
Land Improvements	1,065	1,065
Total cost	303,977	296,820
Less—accumulated depreciation	(131,820)	(122,569)
Total property, plant and equipment, net	$172,157	$174,251
The Company capitalized $2.3 million and $2.8 million of software development costs for the three months ended March 31, 2026 and 2025, respectively.

Notes to Condensed Consolidated Financial Statements (continued)
Amortization expense related to capitalized software development costs was $2.0 million and $1.3 million for the three months ended March 31, 2026 and 2025, respectively.
The Company recognized depreciation expense, which includes amortization of capitalized software development costs, as follows:

	Three months ended March 31,
	2026	2025

	(In thousands)
Cost of revenue	$5,826	$4,678
Research and development	1,946	1,710
Sales and marketing	1,240	1,172
General and administrative	771	656
Total depreciation expense	$9,783	$8,216

5. Goodwill and Intangible Assets
Goodwill
The change in carrying amount of goodwill was as follows:

Total

(In thousands)
Balance as of December 31, 2025	$356,772
Foreign currency translation adjustments	(8,078)
Balance as of March 31, 2026	$348,694
Intangible Assets
Intangible assets, net consisted of the following:

	As of March 31,			As of December 31,
	2026			2025

	Gross Amount	Accumulated Amortization	Net Carrying Value	Gross Amount	Accumulated Amortization	Net Carrying Value

	(In thousands)
Customer relationships	$152,251	$(59,066)	$93,185	$154,492	$(57,344)	$97,148
Developed technology	82,808	(47,787)	35,021	84,765	(43,795)	40,970
Other, definite lived	2,828	(2,828)	—	2,828	(2,828)	—
Licenses, indefinite lived	624	—	624	624	—	624
Total intangible assets, net	$238,511	$(109,681)	$128,830	$242,709	$(103,967)	$138,742

Notes to Condensed Consolidated Financial Statements (continued)
The Company recognized amortization expense as follows:

	Three months ended March 31,
	2026	2025

	(In thousands)
Cost of revenue	$5,074	$1,897
Sales and marketing	2,530	2,390
Total amortization expense	$7,604	$4,287
The remaining weighted average amortization period for definite lived intangible assets is 7.13 years.
Future estimated amortization expense for definite lived intangible assets is as follows:

As of March 31,
2026

(In thousands)
2026 (remaining)	$22,492
2027	29,989
2028	9,977
2029	9,977
2030	9,977
Thereafter	45,794
$128,206

6. Leases
The Company primarily leases facilities for office space under non-cancelable operating leases for its U.S. and international locations. As of March 31, 2026, non-cancelable leases expire on various dates between 2026 and 2043, some of which include options to extend the leases for up to 20 years.
On January 1, 2025, the Company commenced a sublease of a portion of its corporate headquarters to Relay, Inc., a related party. The sublease expires on December 31, 2029 and does not include any option to renew or purchase, nor does it include any residual value guarantees. As of March 31, 2026, total future minimum rent payments to the Company under this sublease were $9.8 million.
The components of operating lease expense recorded in the condensed consolidated statements of operations were as follows:

	Three months ended March 31,
	2026	2025

	(In thousands)
Operating lease cost	$5,668	$5,660
Sublease income	(550)	(545)
Total net lease cost	$5,118	$5,115

Notes to Condensed Consolidated Financial Statements (continued)
Other supplemental information related to operating leases were as follows:

	Three months ended March 31,
	2026	2025

Weighted average remaining lease term (in years)	17.02	18.04

Weighted average discount rate	8.75%	8.76%
Maturities of operating lease liabilities were as follows:

As of March 31,
2026

(In thousands)
2026 (remaining)	$17,491
2027	23,356
2028	23,611
2029	24,036
2030	24,420
Thereafter	333,334
Total lease payments	446,248
Less: imputed interest	(222,226)
Total lease obligations	224,022
Less: current obligations	(4,130)
Long-term lease obligations	$219,892

7. Debt
Revolving Credit Facility
In August 2023, the Company entered into a credit agreement (as amended, the “Credit Agreement”) among the Company, as borrower, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent, swingline lender and letters of credit issuer. The Credit Agreement provided for a $50.0 million revolving credit facility (the “Credit Facility”), including a $15.0 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $5.0 million. The Credit Facility has an accordion feature that allows for an increase in the total borrowing size of up to $25.0 million, subject to certain conditions. The Credit Agreement was amended in 2024 to increase the Credit Facility to $150.0 million and increase the swingline sublimit to $10.0 million. The Credit Facility matures on the earlier of (a) May 1, 2029 or (b) the date that is 91 days prior to the scheduled maturity date or mandatory conversion date of the Company’s outstanding 2028 Convertible Notes. The Credit Agreement requires that the Company maintain (a) for each fiscal quarter, a consolidated senior secured leverage ratio not to exceed 2.50 to 1.00; and (b) a consolidated fixed charge coverage ratio not less than 2.00 to 1.00, in each case tested as of the end of any fiscal quarter. Exceptions to certain customary negative covenants require a pro forma consolidated senior secured leverage ratio of at least 0.50 to 1.00 inside the maximum then-applicable consolidated senior secured leverage ratio, and exceptions to the restriction on additional convertible indebtedness require a pro forma consolidated total leverage ratio over the most recent four fiscal quarters not to exceed 4.50 to 1.00.

Notes to Condensed Consolidated Financial Statements (continued)
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
As of March 31, 2026, unamortized debt issuance costs were $0.7 million, of which $0.3 million were included in prepaid expenses and other current assets and $0.4 million were included in other long-term assets. As of December 31, 2025, unamortized debt issuance costs were $0.7 million, of which $0.2 million were included in prepaid expenses and other current assets and $0.5 million were included in other long-term assets.
As of March 31, 2026, the Company had $50.5 million outstanding borrowings under the Credit Facility and was in compliance with all financial and non-financial covenants for all periods presented. As of March 31, 2026, the available borrowing capacity under the Credit Facility was $99.5 million.
Convertible Senior Notes and Capped Call Transactions
2026 Convertible Notes
In February 2020, the Company issued $400.0 million aggregate principal amount of 0.25% Convertible Notes due 2026 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act (the “2026 Convertible Notes”). On the maturity date of March 1, 2026, the aggregate principal amount of the 2026 Convertible Notes remaining outstanding, after previous repurchases, was $7.6 million. On such date, the Company paid the outstanding principal and accrued interest in cash to settle the 2026 Convertible Notes in full. As of March 31, 2026, no 2026 Convertible Notes remain outstanding.
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

Notes to Condensed Consolidated Financial Statements (continued)
During March 2026, the Company entered into separate, privately negotiated repurchase agreements with a limited number of holders of the 2028 Convertible Notes (the “2026 Repurchases”) to repurchase approximately $100.0 million aggregate principal amount of the 2028 Convertible Notes for an aggregate cash price of approximately $92.0 million. The 2026 Repurchases closed on March 4, 2026. Following the 2026 Repurchases, approximately $150.0 million aggregate principal amount of the 2028 Convertible Notes remains outstanding. The difference between the consideration used for the 2026 Repurchases and the carrying value of the 2028 Convertible Notes resulted in a gain of $7.3 million recorded within net gain on extinguishment of debt on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2026. The Company had previously entered into capped call transactions with certain financial institutions in connection with the 2028 Convertible Notes. All of these transactions are expected to remain in effect notwithstanding the repurchases.
Other Terms of the 2028 Convertible Notes
The 2028 Convertible Notes are effectively subordinated to the Company’s future senior secured indebtedness to the extent of the value of the collateral securing that indebtedness. The 2028 Convertible Notes are the senior, unsecured obligations of the Company and are equal in right of payment with the Company’s future senior unsecured indebtedness, if any, senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2028 Convertible Notes and the 2028 Convertible Notes will be structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and preferred equity, if any, of the Company’s subsidiaries. The 2028 Convertible Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the indenture governing the 2028 Convertible Notes (the “2028 Notes Indenture”) or if the 2028 Convertible Notes are not freely tradeable as required by the 2028 Notes Indenture.
The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change (which includes the calling of any 2028 Convertible Notes for redemption), as defined in the 2028 Notes Indenture, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2028 Convertible Notes in connection with such make-whole fundamental change or during the relevant redemption period.
The Company may redeem the 2028 Convertible Notes, in whole or in part, at its option at any time, and from time to time on or before the fortieth (40th) scheduled trading day immediately before the maturity date, at a cash redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding the redemption date, if the last reported sale price of the Class A common stock has exceeded 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading date immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading days ending on, and including, the trading date immediately before the date on which the Company provides the related redemption notice. No sinking fund is provided for the 2028 Convertible Notes.
The 2028 Convertible Notes will be convertible at certain times and upon the occurrence of certain events in the future. Further, on or after October 1, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2028 Convertible Notes may convert all or a portion of their 2028 Convertible Notes regardless of these conditions. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Class A common stock, or a combination of cash and shares of Class A common stock, at the Company’s election. It is the Company’s current intent to settle the principal amount of the 2028 Convertible Notes with cash.
During the three months ended March 31, 2026, the conditions allowing the holders of the 2028 Convertible Notes to convert were not met. The 2028 Convertible Notes may be convertible thereafter if one or more of the conversion conditions specified in its Notes Indenture is satisfied during future measurement periods.

Notes to Condensed Consolidated Financial Statements (continued)
Upon the occurrence of a fundamental change (as defined in the 2028 Notes Indenture) prior to the maturity date, holders may require the Company to repurchase all or a portion of the 2028 Convertible Notes for cash at a price equal to the principal amount of the 2028 Convertible Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The net carrying amount of the Convertible Notes were as follows:

	As of March 31,	As of December 31,
	2026	2025

2026 Convertible Notes:	(In thousands)
Principal	$—	$7,633
Unamortized debt issuance costs	—	(6)
2026 Convertible Notes net carrying amount	—	7,627

2028 Convertible Notes:
Principal	150,000	250,000
Unamortized debt issuance costs	(1,301)	(2,438)
2028 Convertible Notes net carrying amount	148,699	247,562
Total net carrying amount	$148,699	$255,189
Capped Calls
In connection with the offering of the 2026 Convertible Notes and the 2028 Convertible Notes, the Company entered into privately negotiated capped call transactions with certain counterparties (the “2026 Capped Calls” and the “2028 Capped Calls,” respectively and, collectively, the “Capped Calls”). The initial strike price of the Capped Calls corresponds to the initial conversion price of the 2026 Convertible Notes and the 2028 Convertible Notes. The Capped Calls are generally intended to reduce or offset the potential dilution to the Class A common stock upon any conversion of the 2026 Convertible Notes and 2028 Convertible Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. On March 1, 2026, the 2026 Capped Calls expired, concurrently with the full settlement and satisfaction of the 2026 Convertible Notes. The 2028 Capped Calls remain outstanding as of March 31, 2026. The 2028 Capped Calls expire on the earlier of (i) the last day on which any convertible securities remain outstanding and (ii) April 1, 2028, subject to earlier exercise. The 2028 Capped Calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. In addition, the 2028 Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the 2028 Capped Calls, including changes in law, insolvency filings, and hedging disruptions. The Capped Call transactions are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost to purchase the Capped Calls was recorded as a reduction to additional paid-in capital in the accompanying condensed consolidated balance sheets.

Notes to Condensed Consolidated Financial Statements (continued)
The following table sets forth key terms and costs incurred for the 2028 Capped Calls related to the Convertible Notes as of March 31, 2026:

2028 Convertible Notes

(In thousands, except share and per share amounts)
Initial approximate strike price per share, subject to certain adjustments	$179.27
Initial cap price per share, subject to certain adjustments	$260.76
Net costs incurred	$25,500
Class A common stock covered, subject to anti-dilution adjustments	836,715

8. Revenue and Geographic Information
Revenue
The following table summarizes the Company’s revenue by geographic region, which is apportioned based on the destination of the service:

	Three months ended March 31,
	2026	2025

	(In thousands)
United States	$181,616	$151,792
International	27,168	22,449
Total	$208,784	$174,241

For the three months ended March 31, 2026 and 2025, no country outside of the United States represented 10% or more of the Company’s total revenues.
Contract Assets and Liabilities
The following table provides information about receivables and contract liabilities from contracts with customers:

	As of March 31,	As of December 31,
	2026	2025

	(In thousands)
Receivables (1)	$101,170	$91,409
Contract liabilities (2)	12,765	13,714
________________________
(1) Included in accounts receivable, net of allowance on the condensed consolidated balance sheets.
(2) Included in current portion of deferred revenue and deferred revenue, net of current portion on the condensed consolidated balance sheets.
Deferred revenue is recorded when cash payments are received in advance of future usage on contracts. Revenue is typically recognized in the following month when service is rendered or, in the case of nonrefundable upfront fees, over the estimated period of benefit from the date the fee is incurred by the customer. Customer refundable payments are recorded as advanced billings. During the three months ended March 31, 2026, the Company recognized revenue of $2.4 million related to contract liabilities recorded at the beginning of the year. The

Notes to Condensed Consolidated Financial Statements (continued)
Company expects to recognize $8.8 million in revenue over the next 12 months related to its contract liabilities as of March 31, 2026.
Long-lived Assets
The following table summarizes the Company’s long-lived assets by geographic region:

	As of March 31,	As of December 31,
	2026	2025

	(In thousands)
United States	$317,781	$320,406
International	6,502	6,795
Total	$324,283	$327,201

9. Stockholders’ Equity
Common Stock
The Company had reserved shares of Class A common stock for issuance under stock-based award agreements as follows:

	As of March 31,	As of December 31,
	2026	2025
Stock options issued and outstanding	60,806	67,297
Nonvested restricted stock units issued and outstanding	5,045,797	5,534,657
Stock-based awards available for grant under the 2017 Plan	4,731,708	3,751,786
Total	9,838,311	9,353,740
Share Repurchase Program
On February 19, 2026, the Company’s Board of Directors authorized a share repurchase program of up to $80.0 million of the Company’s outstanding Class A common stock, subject to market conditions, contractual restrictions and other factors. Under the share repurchase program, the Company may purchase shares from time to time at the discretion of management through open market purchases, block trades, accelerated or other structured share repurchase programs, privately negotiated transactions, Rule 10b5-1 plans or other means. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The manner, timing, pricing and amount of any transactions will be subject to the discretion of management and may be based upon market conditions, regulatory requirements and alternative opportunities that the Company may have for the use or investment of its capital. The program does not obligate the Company to acquire any particular amount of Class A common stock, and the program may be extended, modified, suspended or terminated at any time at the Company’s discretion.
During the three months ended March 31, 2026, the Company repurchased 313,936 shares of its Class A common stock at an average price of $15.93 per share, excluding commissions, for an aggregate purchase price of $5.0 million. As of March 31, 2026, approximately $75.0 million remained available for repurchases under the share repurchase program.

Notes to Condensed Consolidated Financial Statements (continued)
10. Stock-Based Compensation
Restricted Stock Units
The following summarizes the restricted stock unit (“RSU”) activity for the three months ended March 31, 2026:

	Number of awards outstanding	Weighted-average grant date fair value (Per share)
Nonvested RSUs as of December 31, 2025	5,534,657	$15.91
Granted	924,501	15.11
Vested	(1,355,634)	18.07
Forfeited	(57,727)	15.14
Nonvested RSUs as of March 31, 2026	5,045,797	$15.19
As of March 31, 2026, total unrecognized compensation cost related to non-vested RSUs was $69.2 million, which will be amortized over a weighted-average period of 2.19 years.
Stock-Based Compensation Expense
The Company recognized total stock-based compensation expense as follows:

	Three months ended March 31,
	2026	2025

	(In thousands)
Cost of revenue	$465	$525
Research and development	5,789	5,557
Sales and marketing	1,732	2,274
General and administrative	5,004	5,219
Total	$12,990	$13,575

11. Commitments and Contingencies
Operating Leases
The Company leases office space under non-cancelable operating lease agreements that expire on various dates through July 2043. As of March 31, 2026, the Company has $447.0 million in future minimum rent payments for its office space.
Contractual Obligations
As of March 31, 2026, the Company has $20.0 million in non-cancellable purchase obligations, consisting of primarily network equipment maintenance and software license contracts, of which $8.8 million will be fulfilled within one year.

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
On July 10, 2025, the City and County of San Francisco Tax Collector (“City of San Francisco”) issued a Corrected Tax Collector Decision on Petition for Redetermination to Bandwidth, asserting an Access Line Tax (“ALT”) deficiency in the amount of $3.8 million. The Company disputes the City of San Francisco’s application of the ALT to Bandwidth as well as the amount of the deficiency. On July 25, 2025, the Company paid and placed on deposit the amount under protest, as required by law. On August 7, 2025, Bandwidth filed a Claim for Refund with the City of San Francisco seeking a refund of the full amount. The Company to date has been unable to resolve the Claim for Refund with the City of San Francisco, and on December 31, 2025 the Company filed a Complaint for Refund challenging the assessment in the Superior Court of the State of California. The City of San Francisco answered the Complaint for Refund on March 27, 2026. The Company believes it has meritorious arguments that support a refund of the full amount.
The Company is also involved as a defendant in a lawsuit alleging that the Company failed to bill, collect and remit certain taxes and surcharges associated with the provision of 911 services in Cook and Kane Counties, Illinois, the City of Chicago, Illinois, and the State of Illinois. The Company intends to vigorously defend this lawsuit and believes that it has meritorious defenses.

12. Segment Reporting
The Company manages its business activities on a consolidated basis and operates in one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the Chief Operating Decision Maker (the “CODM”) in deciding how to make operating decisions, allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer. The CODM utilizes the Company’s budgeted and forecasted expense information as a key input to resource allocation. The CODM makes decisions on resource allocation, assesses performance of the business and monitors budget versus actual results using net income (loss), as reported in the accompanying condensed consolidated statements of operations.
Significant expenses within net income (loss) include cost of revenue, research and development, sales and marketing, and general and administrative expenses, which are each separately presented on the Company’s condensed consolidated statements of operations. Other segment items within net income (loss) include net gain on extinguishment of debt, interest expense, net, other income, net and income tax benefit.

13. Income Taxes
At the end of each interim reporting period, the Company determines the income tax provision by using an estimate of the annual effective tax rate, adjusted for discrete items occurring in the quarter. The effective income tax rate reflects the effect of federal, international, and state income taxes and the permanent impacts of differences in book and tax accounting.
The Company recognized an income tax benefit of $1.5 million for the three months ended March 31, 2026, an increase of $1.5 million when compared to the same period in 2025. The resulting effective tax rate for the three months ended March 31, 2026 was (58.9)%, compared with 1.8% for the three months ended March 31, 2025. The

Notes to Condensed Consolidated Financial Statements (continued)
increase in tax benefit was primarily due to favorable U.S. federal and state tax law changes as a result of the One Big Beautiful Bill Act (“OBBBA”).

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company primarily considered its historic performance, the nature of its deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. Based on an analysis of these factors, the Company determined that as of March 31, 2026, a valuation allowance against U.S. federal and state deferred tax assets was required.
The Company’s effective tax rate for the three months ended March 31, 2026 differed from the federal statutory tax rate of 21% in the U.S. primarily due to a valuation allowance recorded against U.S. federal and state net deferred tax assets.

14. Basic Income (Loss) and Diluted Loss per Common Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options and stock related to unvested restricted stock awards. The Company is in a net loss position for the three months ended March 31, 2025, and therefore diluted shares equals basic shares.
The components of basic income (loss) and diluted loss per share are as follows:

	Three months ended March 31,
	2026	2025

	(In thousands, except share and per share amounts)
Earnings per share:
Net income (loss) attributable to common stockholders	$4,118	$(3,740)

Net income (loss) per share
Basic	$0.13	$(0.13)
Diluted	$(0.08)	$(0.13)
Numerator used to compute net income (loss) per share:
Basic	$4,118	$(3,740)
Net gain on extinguishment of debt, net of taxes	(7,216)	—
Interest expense on convertible notes, net of taxes	519	—
Diluted (1)	$(2,579)	$(3,740)

Weighted average number of common shares outstanding:
Basic	31,681,879	28,982,432
Convertible debt conversion	1,275,955	—
Diluted	32,957,834	28,982,432
________________________
(1) Net income is adjusted for the reversal of the net gain on extinguishment of debt and add back of interest expense as part of the calculation for diluted earnings per share.

Notes to Condensed Consolidated Financial Statements (continued)
The following common share equivalents were excluded from the weighted average shares used to calculate diluted net loss per common share because their effects would have been anti-dilutive:

	Three months ended March 31,
	2026	2025
Stock options issued and outstanding	60,806	78,313
Restricted stock units issued and outstanding	5,045,797	3,954,231
Convertible senior notes	—	1,658,767
Total	5,106,603	5,691,311

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
For the three months ended March 31, 2026 and 2025, total revenue was $209 million and $174 million, respectively, representing an increase of 20% between periods. For the three months ended March 31, 2026 and 2025, net income was $4 million and net loss was $4 million, respectively.

Management’s Discussion and Analysis

Share Repurchase Program
During February 2026, our board of directors authorized a share repurchase program to repurchase up to $80.0 million in aggregate value of our Class A common stock, subject to market conditions, contractual restrictions and other factors. The repurchases may be made from time to time at the discretion of management through open market purchases, block trades, privately negotiated transactions, Rule 10b5-1 plans or other means.
During the three months ended March 31, 2026, we repurchased 313,936 shares of our Class A common stock at an average price of $15.93 per share, excluding commissions, for an aggregate purchase price of $5 million. As of March 31, 2026, approximately $75 million remained available for repurchases under the share repurchase program.

Repurchase of 2026 and 2028 Convertible Notes
On March 1, 2026, the 2026 Convertible Notes matured and the related 2026 Capped Calls expired. The aggregate remaining outstanding principal amount of $7.6 million of 2026 Convertible Notes, along with all accrued and unpaid interest, was settled in full in cash. As of March 31, 2026, no 2026 Convertible Notes remain outstanding.
During March 2026, we entered into separate, privately negotiated repurchase agreements with a limited number of holders of the 2028 Convertible Notes (the “2026 Repurchases”) to repurchase approximately $100 million aggregate principal amount of the 2028 Convertible Notes for an aggregate cash price of approximately $92 million. The 2026 Repurchases closed on March 4, 2026. Following the 2026 Repurchases, approximately $150 million aggregate principal amount of the 2028 Convertible Notes remains outstanding.
The difference between the consideration used for the 2026 Repurchases and the carrying value of the 2028 Convertible Notes resulted in a gain of $7 million recorded within net gain on extinguishment of debt on our consolidated statements of operations for the three months ended March 31, 2026.

Key Performance Indicator
We monitor the following key performance indicator to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.
Net Retention Rate
We believe net retention rate is useful in evaluating our business. For the three months ended March 31, 2026 and 2025, our net retention rate was 102% and 116%, respectively. The decrease in our net retention rate was driven by less political messaging over the previous four quarters relative to the prior year.
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

Key Components of Statements of Operations
Revenue
Cloud communications revenue is derived from (i) reoccurring sources such as per minute voice usage and voice calling, per text message usage and other usage services and fees, and (ii) monthly recurring charges arising from phone number services, 911-enabled phone number services, messaging services, software services and other services. Messaging surcharge revenue is derived from fees imposed by certain carriers within the messaging ecosystem, which are subsequently invoiced and passed through to customers.
For the three months ended March 31, 2026 and 2025, we generated 74% and 73%, respectively, of our cloud communications revenue from reoccurring sources. The large bulk of our remaining cloud communications revenue is generated from recurring monthly charges.
We recognize accounts receivable at the time the customer is invoiced. Additionally, we record a receivable for unbilled revenue if services have been delivered and are billable in subsequent periods. Unbilled revenue made up 61% and 57%, of outstanding accounts receivable, net of allowance, as of March 31, 2026 and 2025, respectively.
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
Income Taxes
For the three months ended March 31, 2026 and 2025, our effective tax rate was (58.9)% and 1.8%, respectively. For the three months ended March 31, 2026 and 2025, our income tax benefit was $2 million and less than $1 million, respectively. The increase in tax benefit is primarily due to favorable U.S. federal and state tax law changes as a result of the One Big Beautiful Bill Act (“OBBBA”).
Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of March 31, 2026, we continue to maintain a valuation allowance against our U.S. federal and state net deferred tax assets.

Management’s Discussion and Analysis
Results of Operations
The following table sets forth selected condensed consolidated statements of operations data for the periods indicated.

	Three months ended March 31,
	2026	2025

	(In thousands)
Revenue	$208,784	$174,241
Cost of revenue	130,870	102,729
Gross profit	77,914	71,512
Operating expenses:
Research and development	38,466	30,632
Sales and marketing	24,627	26,456
General and administrative	19,442	19,111
Total operating expenses	82,535	76,199
Operating loss	(4,621)	(4,687)
Other income:
Net gain on extinguishment of debt	7,283	1,082
Interest expense, net	(673)	(488)
Other income, net	603	283
Total other income	7,213	877
Income (loss) before income taxes	2,592	(3,810)
Income tax benefit	1,526	70
Net income (loss)	$4,118	$(3,740)
The following table sets forth selected condensed consolidated statements of operations data as a percentage of our total revenue for the periods presented. *

	Three months ended March 31,
	2026	2025
Revenue	100%	100%
Cost of revenue	63%	59%
Gross profit	37%	41%
Operating expenses:
Research and development	18%	18%
Sales and marketing	12%	15%
General and administrative	9%	11%
Total operating expenses	40%	44%
Operating loss	(2)%	(3)%
Other income:
Net gain on extinguishment of debt	3%	1%
Interest expense, net	—%	—%
Other income, net	—%	—%
Total other income	3%	1%
Income (loss) before income taxes	1%	(2)%
Income tax benefit	1%	—%
Net income (loss)	2%	(2)%
(*) Columns may not foot due to rounding.

Management’s Discussion and Analysis
Comparison of the three months ended March 31, 2026 and 2025
Revenue

	Three months ended March 31,
	2026	2025	Change

	(Dollars in thousands)
Cloud communications	$150,157	$133,458	$16,699	13%
Messaging surcharges	58,627	40,783	17,844	44%
Revenue	$208,784	$174,241	$34,543	20%
For the three months ended March 31, 2026, our cloud communications revenue increased by $17 million, or 13%, compared with the same period in 2025. Within cloud communications revenue, our Global Voice Plans revenue grew by 12% and was driven by higher voice traffic on our network. Our Programmable Messaging revenue increased by 15% largely from higher civic engagement related commercial messaging during the quarter. Our Enterprise Voice revenue grew by 14%, reflecting strong momentum as customers increasingly choose Maestro for its flexibility and vendor-agnostic UCaaS/CCaaS model.

For the three months ended March 31, 2026, our messaging surcharges revenue increased by $18 million, or 44%, compared with the same period in 2025. This increase was primarily driven by higher civic engagement related commercial messaging and higher surcharge fees imposed by certain carriers within the messaging ecosystem.
For the three months ended March 31, 2026, our average annual customer revenue was $0.2 million, which increased by 7% compared with the same period in 2025, as a result of our strategy to attract and retain larger customers who provide revenue scale and enhanced profitability.
Cost of Revenue and Gross Margin

	Three months ended March 31,
	2026	2025	Change

	(Dollars in thousands)
Cost of revenue	$130,870	$102,729	$28,141	27%
Gross profit	$77,914	$71,512	$6,402	9%
Total gross margin	37%	41%
For the three months ended March 31, 2026, total cost of revenue increased by $28 million, compared with the same period in 2025, driven by higher pass-through messaging surcharges of $18 million primarily from carrier surcharge rate increases. The combination of changes in total revenue and total cost of revenue yielded an increase in total gross profit of $6 million, or 9% from the same period in 2025, driven by ongoing efficiencies and improved unit economics as we successfully scale larger volumes of voice traffic on our network.
For the three months ended March 31, 2026, our total gross margin percentage of 37% decreased by 4%, compared with the same period in 2025, driven by higher pass-through messaging surcharges within the total revenue mix.

Management’s Discussion and Analysis
Operating Expenses

	Three months ended March 31,
	2026	2025	Change

	(Dollars in thousands)
Research and development	$38,466	$30,632	$7,834	26%
Sales and marketing	24,627	26,456	(1,829)	(7)%
General and administrative	19,442	19,111	331	2%
Total operating expenses	$82,535	$76,199	$6,336	8%
As a percentage of revenue, total operating expenses for the three months ended March 31, 2026 and 2025 were 40% and 44%, respectively.
For the three months ended March 31, 2026, research and development expenses increased by $8 million, or 26%, compared with the same period in 2025. Our continued investment in evolving our network infrastructure was the key driver behind this increase.
For the three months ended March 31, 2026, sales and marketing expenses decreased by $2 million, or 7%, compared with the same period in 2025, primarily due to lower headcount expenses from lower average headcount during the period.
For the three months ended March 31, 2026, general and administrative expenses increased by less than $1 million, or 2%, compared with the same period in 2025.

Interest Expense, Net
For the three months ended March 31, 2026, interest expense, net of interest income increased by less than $1 million compared with the same period in 2025, primarily from an increase in interest expense resulting from borrowing on our Credit Facility.

Income Tax Benefit
For the three months ended March 31, 2026, we recognized an income tax benefit of $2 million, an increase of $1 million compared with the same period in 2025. The resulting effective tax rate for the three months ended March 31, 2026 was (58.9)%, compared with 1.8% for the three months ended March 31, 2025. The increase in income tax benefit was primarily due to favorable U.S. federal and state tax law changes as a result of the OBBBA.
For the three months ended March 31, 2026, the effective tax rate of (58.9)% differed from the federal statutory rate of 21% in the U.S. primarily due to the valuation allowance recorded against our U.S. federal and state net deferred tax assets, as well as differences in statutory income tax rates across foreign jurisdictions.
We continue to expect recurring changes to the valuation allowance as deferred tax assets within the U.S. increase or decrease in subsequent periods. We will maintain a valuation allowance against all U.S. federal and state deferred tax assets until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized.

Management’s Discussion and Analysis
Liquidity and Capital Resources
Our liquidity is provided by our cash flow from operations less expenditures for capital equipment, and supplemented by financing activities from time to time. Our cash flow from operations is driven by monthly payments from customers for communication services consumed during the period. Our primary uses of cash include operating costs, such as fees paid to other network service providers, network operations costs, personnel costs and facility expenses, as well as the purchase of property, plant and equipment to support growth on our communications platform and repurchases of shares of our Class A common stock under our share repurchase program. As of March 31, 2026, we had cash and cash equivalents of $47 million and marketable securities of $3 million.
In August 2023, we entered into a credit agreement (as amended to date, the “Credit Agreement”), among the Company, as borrower, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent, swingline lender and letters of credit issuer, which provides for a $150 million revolving credit facility (the “Credit Facility”). As of March 31, 2026, we had $51 million outstanding borrowings under the Credit Facility and the available borrowing capacity was $99 million. See Note 7, “Debt,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding the Credit Agreement, including a summary of the current terms of the Credit Facility.
During March 2026, we repaid the remaining $8 million aggregate principal amount of the 2026 Convertible Notes. Additionally, during March 2026, we entered into the 2026 Repurchases to repurchase $100 million aggregate principal amount for an aggregate cash price of $92 million. The 2026 Repurchases closed on March 4, 2026. Following the 2026 Repurchases, approximately $150 million aggregate principal amount of the 2028 Convertible Notes remains outstanding. We may, at any time and from time to time, seek to retire or purchase our 2028 Convertible Notes through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
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
Our principal future commitments consist of (i) an aggregate of $150 million in Convertible Notes, (ii) $447 million in future minimum rent payments for our current office space, including a $440 million non-cancelable lease for our corporate headquarters, which commenced in the third quarter of 2023 and which will continue for an initial twenty (20) year term, and (iii) $20 million in non-cancelable purchase obligations and future minimum payments under contracts to various service providers. For additional information on these future contractual obligations, see Note 7, “Debt,” and Note 11, “Commitments and Contingencies,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Management’s Discussion and Analysis
Cash Flows
The table below summarizes our cash flow information for the periods presented:

	Three months ended March 31,
	2026	2025

	(In thousands)
Net cash provided by (used in) operating activities	$8,768	$(3,083)
Net cash used in investing activities	(3,862)	(13,839)
Net cash used in financing activities	(59,757)	(29,033)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(840)	(124)
Net decrease in cash, cash equivalents, and restricted cash	$(55,691)	$(46,079)
Cash Flows from Operating Activities
For the three months ended March 31, 2026, net cash provided by operating activities was $9 million and was generated by our aggregate results of $26 million during the period, net of (1) non-cash items comprising depreciation and amortization, non-cash reduction to the right-of-use asset, amortization of debt discount and issuance costs, stock-based compensation, deferred taxes and other, net gain on extinguishment of debt and (2) a $18 million cash outflow, primarily from lower operating liabilities and higher operating assets. Within operating liabilities, net cash used of $4 million was driven by $9 million of outflows from decreases in accounts payable, partially offset by $7 million of cash generated by increases in accrued expenses and other liabilities. The increase in accrued expenses and other liabilities was largely driven by the timing of payments and correlated with higher network usage. Within operating assets, the net cash used of $14 million was primarily driven by higher unbilled receivables balances of $10 million from higher usage amounts in the last month of the quarter ended March 31, 2026 and changes in prepaid expenses and other current assets of $4 million.

Cash Flows from Investing Activities
For the three months ended March 31, 2026, net cash used in investing activities was $4 million. Cash used in investing activities was primarily driven by cash used for the purchase of property, plant and equipment of $7 million and cash used for capitalized software development costs of $2 million, driven by investments in the communications platform, partially offset by cash generated from proceeds of marketable securities, net of purchases, of $5 million.
Cash Flows from Financing Activities
For the three months ended March 31, 2026, net cash used in financing activities was $60 million, driven primarily by $100 million used to complete the 2026 Repurchases and $11 million used for tax withholdings on vested employee awards and share repurchases under the share repurchase program. These cash outflows were partially offset by $51 million of cash from borrowings under our Credit Facility to fund the 2026 Repurchases.

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
The following table shows a reconciliation of gross profit to non-GAAP gross profit and gross profit margin to non-GAAP gross margin for the periods presented:

	Three months ended March 31,
	2026	2025

	(Dollars in thousands)
Gross Profit	$77,914	$71,512
Gross Profit Margin %	37%	41%
Depreciation	5,826	4,678
Amortization of acquired intangible assets	5,074	1,897
Stock-based compensation	465	525
Non-GAAP Gross Profit	$89,279	$78,612
Non-GAAP Gross Margin % (1)	59%	59%
________________________
(1) Calculated by dividing Non-GAAP gross profit by cloud communications revenue of $150 million and $133 million for the three months ended March 31, 2026 and 2025, respectively.

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

Management’s Discussion and Analysis
The following table shows a reconciliation of net income (loss) to non-GAAP net income and net income (loss) per share to non-GAAP net income per non-GAAP share for the periods presented:

	Three months ended March 31,
	2026	2025

	(In thousands, except share and per share amounts)
Net income (loss)	$4,118	$(3,740)
Stock-based compensation	12,990	13,575
Amortization of acquired intangibles	7,604	4,287
Amortization of debt discount and issuance costs for convertible debt	243	298
Net gain on extinguishment of debt	(7,283)	(1,082)
Non-recurring items not indicative of ongoing operations and other (1)	(388)	539
Estimated tax effects of adjustments (2)	(4,766)	(2,747)
Non-GAAP net income	$12,518	$11,130
Interest expense on Convertible Notes (3)	210	250
Numerator used to compute Non-GAAP diluted net income per share	$12,728	$11,380

Net income (loss) per share
Basic	$0.13	$(0.13)
Diluted	$(0.08)	$(0.13)

Non-GAAP net income per Non-GAAP share
Basic	$0.40	$0.38
Diluted	$0.38	$0.36

Weighted average number of shares outstanding
Basic	31,681,879	28,982,432
Diluted	32,957,834	28,982,432

Non-GAAP basic shares	31,681,879	28,982,432
Convertible debt conversion	1,275,955	1,658,767
Stock options issued and outstanding	15,078	21,302
Nonvested RSUs outstanding	863,381	767,704
Non-GAAP diluted shares	33,836,293	31,430,205
________________________
(1) Non-recurring items not indicative of ongoing operations and other include (i) $(0.6) million of foreign exchange charges primarily related to balance sheet revaluations during the three months ended March 31, 2026, (ii) $0.2 million and less than $0.1 million of losses on disposals of property, plant and equipment during the three months ended March 31, 2026 and 2025, respectively, and (iii) $0.5 million of nonrecurring litigation expense during the three months ended March 31, 2025.
(2) The estimated tax-effect of adjustments is determined by recalculating the tax provision on a Non-GAAP basis. The Non-GAAP effective income tax rate was 20.6% and 19.4% for the three months ended March 31, 2026 and 2025, respectively. We analyze the Non-GAAP valuation allowance position on a quarterly basis. As of March 31, 2026, we have no valuation allowance against our deferred tax assets for Non-GAAP purposes.
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
The following table shows a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Three months ended March 31,
	2026	2025

	(In thousands)
Net income (loss)	$4,118	$(3,740)
Income tax benefit	(1,526)	(70)
Interest expense, net	673	488
Depreciation	9,783	8,216
Amortization	7,604	4,287
Stock-based compensation	12,990	13,575
Net gain on extinguishment of debt	(7,283)	(1,082)
Non-recurring items not indicative of ongoing operations and other (1)	(388)	539
Adjusted EBITDA	$25,971	$22,213
________________________
(1) Non-recurring items not indicative of ongoing operations and other include (i) $(0.6) million of foreign exchange charges primarily related to balance sheet revaluations during the three months ended March 31, 2026, (ii) $0.2 million and less than $0.1 million of losses on disposals of property, plant and equipment during the three months ended March 31, 2026 and 2025, respectively, and (iii) $0.5 million of nonrecurring litigation expense during the three months ended March 31, 2025.

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
The following table presents free cash flow for the periods presented:

	Three months ended March 31,
	2026	2025

	(In thousands)
Net cash provided by (used in) operating activities	$8,768	$(3,083)
Net cash used in investing in capital assets (1)	(9,350)	(10,212)
Free cash flow	$(582)	$(13,295)
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
There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates disclosed in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 19, 2026.

Recently Issued Accounting Guidance
See Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of recently adopted accounting standards and recent accounting pronouncements not yet adopted, if applicable.

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

Interest Rate Risk
We had cash and cash equivalents of $47 million and marketable securities of $3 million as of March 31, 2026, which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of interest bearing checking and direct deposit accounts, and money market accounts. Marketable securities consist of commercial paper not otherwise classified as cash equivalents. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short‑term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Interest on borrowings under our Credit Facility accrues at an annual rate tied to a base rate or the SOFR, at our election. Under the terms of the Credit Agreement, loans based on SOFR bear interest at a rate equal to term SOFR for the applicable interest period plus 10 basis points plus an applicable margin between 2.0% and 2.5%, and loans based on the base rate bear interest at a rate equal to the base rate plus an applicable margin between 1.0% and 1.50%, in each case of the foregoing, depending upon our consolidated total leverage ratio for the most recent fiscal quarter for which financial statements have been delivered under the Credit Agreement. As a result, we are exposed to interest rate risk as we make draws on the Credit Facility. As of March 31, 2026, we had $51 million of outstanding borrowings under the Credit Facility.
As of March 31, 2026, we paid off the entirety of our 2026 Convertible Notes and had a gross carrying amount of $150 million outstanding from our 2028 Convertible Notes. As the 2028 Convertible Notes have a fixed annual interest rate, we have no financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change. Additionally, the fair value can be affected when the market price of our common stock fluctuates. We carry the 2028 Convertible Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.
See Note 7, “Debt,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the Credit Facility and the Convertible Notes.
A hypothetical 10% change in interest rates would not have had a material impact on our financial results included elsewhere in this Quarterly Report on Form 10-Q.
Foreign Currency Risk
The functional currencies of our foreign subsidiaries are the respective local currencies of the jurisdictions in which they operate, which are primarily the Euro and the British Pound. Approximately 13% of our total revenue was generated outside North America for the three months ended March 31, 2026 and 2025. The majority of our revenues and operating expenses are denominated in U.S. dollars, and therefore are not currently subject to significant foreign currency risk. Our subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the year. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive loss within stockholders’ equity. Gains or losses due to transactions in foreign currencies are included in other income, net in our condensed consolidated statements of operations. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currencies results in increased revenue and operating expenses for our rest of world operations. Similarly, our revenue and operating expenses for our rest of world operations decrease if the U.S. dollar strengthens against foreign currencies. A hypothetical 10% adverse change in foreign currency exchange rates would have adversely impacted our net income for the three months ended March 31, 2026 by approximately $2 million.

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
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Information with respect to this item may be found in Note 11, “Commitments and Contingencies,” in the accompanying notes to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, under “Legal Matters”, which is incorporated herein by reference.
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
•political or social unrest, acts of war or economic instability in a specific country or region in which we operate, which could have an adverse impact on our operations in that location; and
•exposure to geopolitical conflicts and related government actions, such as the military conflict between Russia and Ukraine and the United States-Israel and Iran conflict, continued or expanded conflict in those regions, or similar conflicts in other regions, could disrupt our operations in affected areas (including locations such as our office in Romania), impact customer demand or cause broader volatility in global markets.
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
Taxing authorities also may periodically perform audits to verify compliance and include all periods that remain open under applicable law, which customarily range from three to four years. At any point in time, we may undergo audits that could result in significant assessments of past taxes, fines and interest if we were found to be non-compliant. During the course of an audit, a taxing authority may, as a matter of policy, question our interpretation and/or application of their rules in a manner that, if we were not successful in substantiating our position, could potentially result in a significant financial impact to us. See also “Part II, Item 1. Legal Proceedings” in this Quarterly Report on Form 10-Q.
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
A significant event, such as an earthquake, hurricane, a fire, a flood, a pandemic, a power outage, terrorist attack, act of war, such as the ongoing Russia-Ukraine conflict or the conflict between the United States-Israel and Iran, or civilian unrest, could have a material adverse effect on our business, results of operations or financial condition. Health concerns or governmental, legal, political or regulatory developments in the United States or other countries in which we or our customers, partners and service providers operate could cause economic, labor or social instability and reduce demand for our services or impair our ability to operate.

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
In connection with the pricing of our 0.25% Convertible Notes due March 1, 2026 (the “2026 Convertible Notes”) and 0.50% Convertible Notes due April 1, 2028 (the “2028 Convertible Notes” and, together with the 2026 Convertible Notes, the “Convertible Notes”), we entered into privately negotiated capped call transactions (the “2026 Capped Calls” and the “2028 Capped Calls,” respectively and, collectively, the “Capped Calls”) with certain financial institutions (the “option counterparties”). The 2028 Capped Calls are expected generally to reduce the potential dilution upon any conversion of the Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap.
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
Prior to our initial public offering, there was no public market for shares of our Class A common stock. On November 10, 2017, we sold shares of our Class A common stock to the public at $20.00 per share. From November 10, 2017, the date that our Class A common stock began trading on the NASDAQ Global Select Market, through March 31, 2026, the trading price of our Class A common stock has ranged from $9.20 per share to $198.61 per share. The trading price of our Class A common stock may continue to be volatile and could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Information regarding purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our Class A Common Stock during the three months ended March 31, 2026 is provided below (in thousands, except share and per share amounts):

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan or program (1)	Approximate dollar value of shares that may yet be purchased under publicly announced plan or program (1)
January 1 - 31, 2026	—	$—	—	$—
February 1 - 28, 2026	—	—	—	80,000
March 1 - 31, 2026	313,936	15.93	313,936	75,000
Total	313,936		313,936
________________________
(1) On February 19, 2026, our Board of Directors authorized a share repurchase program of up to $80 million shares of our outstanding Class A common stock, subject to market conditions, contractual restrictions and other factors. As of March 31, 2026, we had repurchased approximately $5 million aggregate principal amount of shares of our Class A common stock under this program. Under the share repurchase program, we may purchase shares from time to time at the discretion of management through open market purchases, block trades, accelerated or other structured share repurchase programs, privately negotiated transactions, Rule 10b5-1 plans or other means. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The manner, timing, pricing and amount of any transactions will be subject to the discretion of management and may be based upon market conditions, regulatory requirements and alternative opportunities that we may have for the use or investment of our capital. The program does not obligate us to acquire any particular amount of Class A common stock, and the program may be extended, modified, suspended or terminated at any time at our discretion.
(2) The average price per share excludes transaction costs and excise tax associated with the repurchase, if any.

Item 5. Other Information
The following table describes any contracts, instructions or written plans for the sale or purchase of our securities adopted, amended or terminated by our directors or executive officers during the three months ended March 31, 2026, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan	Aggregate Number of Securities to be Purchased or Sold

Devin M. Krupka(1) SVP, Principal Accounting Officer	3/13/2026	3/13/2027	Covers the sale of up to (i) 10,000 shares of Class A common stock, plus (ii) an indeterminate number of shares of Class A common stock issued upon future equity award vesting events.
________________________
(1) On March 12, 2026, the stock trading plan pursuant to Rule 10b5-1, adopted by Mr. Krupka on March 12, 2025, automatically terminated pursuant to its terms.

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

BANDWIDTH INC.

Date:	April 30, 2026	By:	/s/ David A. Morken
David A. Morken
Chief Executive Officer
(Principal Executive Officer)

Date:	April 30, 2026	By:	/s/ Daryl E. Raiford
Daryl E. Raiford
Chief Financial Officer
(Principal Financial Officer)

Date:	April 30, 2026	By:	/s/ Devin M. Krupka
Devin M. Krupka
Senior Vice President, Corporate Controller
(Principal Accounting Officer)