Form 10-Q
period 2026-06-30
Bandwidth Inc.
filed 2026-07-29
CIK 1514416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of July 24, 2026, 30,222,760 shares of the registrant’s Class A common stock and 1,958,028 shares of the registrant’s Class B common stock were outstanding.

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
•our ability to service the interest on our 2028 Convertible Notes (as defined herein) and repay our 2028 Convertible Notes and 2032 Convertible Notes (as defined herein), to the extent required; and
•other risks related to our indebtedness.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

BANDWIDTH INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	As of June 30,	As of December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$169,902	$102,788
Marketable securities	4,455	8,476
Accounts receivable, net of allowance	110,294	91,409
Deferred costs	4,384	4,830
Prepaid expenses and other current assets	17,089	11,557
Total current assets	306,124	219,060
Property, plant and equipment, net	165,771	174,251
Operating right-of-use asset, net	151,853	152,950
Intangible assets, net	121,361	138,742
Deferred costs, non-current	2,322	3,098
Other long-term assets	7,426	7,754
Goodwill	346,581	356,772
Total assets	$1,101,438	$1,052,627
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$49,143	$42,600
Accrued expenses and other current liabilities	87,297	91,151
Current portion of deferred revenue	8,796	8,742
Operating lease liability, current	4,542	3,947
Current portion of convertible senior notes	—	7,627
Total current liabilities	149,778	154,067
Other liabilities	1,727	555
Operating lease liability, net of current portion	219,110	221,019
Deferred revenue, net of current portion	3,226	4,972
Deferred tax liability	18,655	24,479
Convertible senior notes	330,769	247,562
Total liabilities	723,265	652,654
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Class A voting common stock: $0.001 par value; 100,000,000 shares authorized; 30,798,554 and 29,385,869 shares issued as of June 30, 2026 and December 31, 2025, respectively; 30,221,760 and 29,385,869 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	31	29
Class B voting common stock: $0.001 par value; 20,000,000 shares authorized; 1,958,028 shares issued and outstanding as of June 30, 2026 and December 31, 2025	2	2
Treasury common stock: shares, at cost; 576,794 and 0 shares as of June 30, 2026 and December 31, 2025, respectively	(20,012)	—
Additional paid-in capital	490,860	485,836
Accumulated deficit	(77,821)	(84,326)
Accumulated other comprehensive loss	(14,887)	(1,568)
Total stockholders’ equity	378,173	399,973
Total liabilities and stockholders’ equity	$1,101,438	$1,052,627
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Revenue	$219,897	$180,013	$428,681	$354,254
Cost of revenue	141,354	108,349	272,224	211,078

Gross profit	78,543	71,664	156,457	143,176
Operating expenses
Research and development	37,343	31,749	75,809	62,381
Sales and marketing	25,360	24,818	49,987	51,274
General and administrative	20,393	18,845	39,835	37,956
Total operating expenses	83,096	75,412	165,631	151,611

Operating loss	(4,553)	(3,748)	(9,174)	(8,435)
Other income (expense)
Net gain on extinguishment of debt	5,163	—	12,446	1,082
Interest expense, net	(967)	(547)	(1,640)	(1,035)
Other (expense) income, net	(45)	(500)	558	(217)
Total other income (expense)	4,151	(1,047)	11,364	(170)

(Loss) income before income taxes	(402)	(4,795)	2,190	(8,605)
Income tax benefit (provision)	2,789	(136)	4,315	(66)
Net income (loss)	$2,387	$(4,931)	$6,505	$(8,671)

Net income (loss) per share
Basic	$0.07	$(0.16)	$0.20	$(0.29)
Diluted	$(0.07)	$(0.16)	$(0.15)	$(0.29)

Numerator used to compute net income (loss) per share:
Basic	$2,387	$(4,931)	$6,505	$(8,671)
Diluted	$(2,395)	$(4,931)	$(5,036)	$(8,671)

Weighted average number of common shares outstanding:
Basic	32,129,631	29,889,020	31,906,992	29,438,230
Diluted	33,490,677	29,889,020	33,225,729	29,438,230
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income (loss)	$2,387	$(4,931)	$6,505	$(8,671)
Other comprehensive (loss) income
Unrealized (loss) gain on marketable securities, net of income taxes	(16)	1	(13)	54
Foreign currency translation, net of income taxes	(2,458)	34,781	(13,306)	50,190
Total other comprehensive (loss) income	(2,474)	34,782	(13,319)	50,244
Total comprehensive (loss) income	$(87)	$29,851	$(6,814)	$41,573
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

BANDWIDTH INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Class A voting common stock		Class B voting common stock		Treasury common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Exercises of vested stock options	4,641	—	—	—	—	—	44	—	—	44
Vesting of restricted stock units	1,355,634	1	—	—	—	—	—	—	—	1
Equity awards withheld for tax liability	(375,553)	—	—	—	—	—	(5,646)	—	—	(5,646)
Repurchase of Class A common stock	—	—	—	—	313,936	(5,009)	—	—	—	(5,009)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	3	—	3
Foreign currency translation	—	—	—	—	—	—	—	(10,848)	—	(10,848)
Stock-based compensation	—	—	—	—	—	—	23,035	—	—	23,035
Net income	—	—	—	—	—	—	—	—	4,118	4,118
Balance at March 31, 2026	30,370,591	30	1,958,028	2	313,936	(5,009)	503,269	(12,413)	(80,208)	405,671
Exercises of vested stock options	37,055	—	—	—	—	—	489	—	—	489
Vesting of restricted stock units	395,856	—	—	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(4,948)	1	—	—	—	—	(223)	—	—	(222)
Repurchase of Class A common stock	—	—	—	—	262,858	(15,003)	—	—	—	(15,003)
Capped call option purchase price	—	—	—	—	—	—	(21,821)	—	—	(21,821)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(16)	—	(16)
Foreign currency translation	—	—	—	—	—	—	—	(2,458)	—	(2,458)
Stock-based compensation	—	—	—	—	—	—	9,146	—	—	9,146
Net income	—	—	—	—	—	—	—	—	2,387	2,387
Balance at June 30, 2026	30,798,554	$31	1,958,028	$2	576,794	$(20,012)	$490,860	$(14,887)	$(77,821)	$378,173
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$6,505	$(8,671)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	35,114	25,818
Non-cash reduction to the right-of-use asset	1,676	1,620
Amortization of debt discount and issuance costs	591	709
Stock-based compensation	25,597	26,120
Deferred taxes and other	(5,008)	(2,923)
Net gain on extinguishment of debt	(12,446)	(1,082)
Changes in operating assets and liabilities:
Accounts receivable, net of allowance	(19,194)	(1,763)
Prepaid expenses and other assets	(4,280)	(1,465)
Accounts payable	8,606	(8,247)
Accrued expenses and other liabilities	2,271	(1,490)
Operating right-of-use liability	(1,892)	12
Net cash provided by operating activities	37,540	28,638
Cash flows from investing activities
Purchase of property, plant and equipment	(9,721)	(10,938)
Capitalized software development costs	(4,662)	(5,364)
Purchase of marketable securities	(6,419)	(10,702)
Proceeds from sales and maturities of marketable securities	10,426	4,731
Proceeds from sale of business	—	206
Net cash used in investing activities	(10,376)	(22,067)
Cash flows from financing activities
Borrowings on line of credit	148,700	28,500
Repayments on line of credit	(148,700)	(28,500)
Proceeds from issuance of convertible senior notes	316,250	—
Net cash paid for debt extinguishment	(216,186)	(26,144)
Purchase of capped call	(21,821)	—
Repurchase of Class A common stock	(20,000)	—
Payment of debt issuance costs	(12,028)	—
Value of equity awards withheld for tax liabilities and other	(5,215)	(2,923)
Net cash provided by (used in) financing activities	41,000	(29,067)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,151)	657
Net increase (decrease) in cash, cash equivalents, and restricted cash	67,013	(21,839)
Cash, cash equivalents, and restricted cash, beginning of period	103,160	82,234
Cash, cash equivalents, and restricted cash, end of period	$170,173	$60,395

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$169,902	$60,136
Restricted cash included in prepaid expenses and other current assets	271	259
Total cash, cash equivalents, and restricted cash, end of period	$170,173	$60,395

BANDWIDTH INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2026	2025

Supplemental disclosure of cash flow information
Cash paid for (received from) interest	$207	$(246)
Cash paid for taxes, net	$1,094	$782
Right-of-use assets obtained in exchange for new operating lease liabilities	$633	$1,434

Supplemental disclosure of noncash investing and financing activities
Purchase of property, plant and equipment, accrued but not paid	$4,063	$6,180
Purchase of property and equipment through lease incentive	$—	$1,685
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

Notes to Condensed Consolidated Financial Statements (continued)
The Company has achieved significant progress in realizing its strategic objective of providing a single, universal cloud platform to all global customers (the “Universal Platform”). Consequently, during the first quarter of 2026, the Company adjusted the remaining estimated useful life of the developed technology acquired in 2020 from 5 years to 2 years. This adjustment reflects the accelerated migration of customers to the Universal Platform. The change in estimate, which is accounted for prospectively, resulted in a $3.0 million and $6.0 million increase to amortization expense, respectively, for the three and six months ended June 30, 2026. It also caused a decrease to basic net income per share of $0.07 and $0.14, respectively, and a decrease to diluted net loss per share of $0.06 and $0.13, respectively, for the three and six months ended June 30, 2026. See Note 5, “Goodwill and Intangible Assets,” to the condensed consolidated financial statements, for additional details on the Company’s intangible assets.
Marketable Securities
The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. The Company may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies investments with maturities greater than 90 days as marketable securities in the accompanying condensed consolidated balance sheets. The Company evaluates its investments to assess whether the amortized cost basis is in excess of estimated fair value and determines what amount of that difference, if any, is caused by expected credit losses. Allowance for credit losses is recognized as a charge in other (expense) income, net on the condensed consolidated statements of operations, and any remaining unrealized losses are included in accumulated other comprehensive loss on the condensed consolidated balance sheets. Due to the nature and investment grade of the Company’s marketable securities, there were no credit losses recorded for the three and six months ended June 30, 2026. There have been no impairment charges for any unrealized losses during the period.
Accounts Receivable and Current Expected Credit Losses
Accounts receivable are stated at realizable value, net of allowance for expected credit losses. The allowance for expected credit losses is based on management’s assessment of the collectability of its customer accounts. The Company regularly reviews the composition of the accounts receivable aging, historical credit losses, changes in payment patterns, customer creditworthiness, current economic trends, and reasonable and supportable forecasts about the future. Relevant risk characteristics include customer size and historical loss patterns. Management has evaluated the expected credit losses related to trade accounts receivable and determined that an allowance of approximately $0.6 million and $0.5 million for uncollectible accounts and customer balances that are disputed was required as of June 30, 2026 and December 31, 2025, respectively. Refer to Note 3, “Financial Statement Components” to these condensed consolidated financial statements, for a rollforward of the components of the allowance for the three and six months ended June 30, 2026 and 2025.
The Company includes unbilled receivables in its accounts receivable balance. Generally, these receivables represent earned revenue from services provided to customers, which will be billed in the next billing cycle. As of June 30, 2026 and December 31, 2025, unbilled receivables were $65.3 million and $57.4 million, respectively.
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
With regard to customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for expected credit losses are inherent in accounts receivable. As of June 30, 2026 and December 31, 2025, no individual customer represented more than 10% of the Company’s accounts receivable, net of allowance.

Notes to Condensed Consolidated Financial Statements (continued)
For the three and six months ended June 30, 2026 and 2025, no individual customer represented more than 10% of the Company’s revenue.
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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value as of June 30, 2026 and December 31, 2025 because of the relatively short duration of these instruments. Marketable securities consist of time deposits and commercial paper not otherwise classified as cash equivalents. All marketable securities are considered to be available-for-sale and are recorded at their estimated fair values. Unrealized gains and losses for available-for-sale securities are recorded in accumulated other comprehensive loss.
The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following tables summarize the Company’s financial assets measured at fair value as of June 30, 2026 and December 31, 2025:

	Amortized cost or carrying value	Unrealized gains	Unrealized losses	Fair value measurements on a recurring basis June 30, 2026
				Level 1	Level 2	Level 3	Total

	(In thousands)
Financial assets:
Cash and cash equivalents:
Money market account	$93,223	$—	$—	$93,223	$—	$—	$93,223
Commercial paper	57,239	—	—	57,239	—	—	57,239
Total included in cash and cash equivalents	150,462	—	—	150,462	—	—	150,462
Marketable securities:
Commercial paper	4,440	15	—	4,455	—	—	4,455
Total marketable securities	4,440	15	—	4,455	—	—	4,455
Total financial assets	$154,902	$15	$—	$154,917	$—	$—	$154,917

	Amortized cost or carrying value	Unrealized gains	Unrealized losses	Fair value measurements on a recurring basis December 31, 2025
				Level 1	Level 2	Level 3	Total

	(In thousands)
Financial assets:
Cash and cash equivalents:
Money market account	$65,027	$—	$—	$65,027	$—	$—	$65,027
Commercial paper	29,082	—	—	29,082	—	—	29,082
Total included in cash and cash equivalents	94,109	—	—	94,109	—	—	94,109
Marketable securities:
Time deposits	5,000	5	—	5,005	—	—	5,005
Commercial paper	3,447	24	—	3,471	—	—	3,471
Total marketable securities	8,447	29	—	8,476	—	—	8,476
Total financial assets	$102,556	$29	$—	$102,585	$—	$—	$102,585

Notes to Condensed Consolidated Financial Statements (continued)
The Company classifies its marketable securities as current assets as they are available for current operating needs. The following table summarizes the contractual maturities of marketable securities as of June 30, 2026:

	Amortized cost	Aggregate fair value

	(In thousands)
Financial assets:
Less than one year	$4,440	$4,455
Total	$4,440	$4,455
As of June 30, 2026, the marketable securities were in an unrealized gain position. The Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. As of June 30, 2026, the Company anticipates that it will recover the entire amortized cost basis of its marketable securities before maturity.
During the three and six months ended June 30, 2026, there were $3.0 million and $10.4 million, respectively, in maturities of marketable securities. During the three and six months ended June 30, 2025, there were $3.7 million and $4.7 million, respectively, in maturities of marketable securities. There were no proceeds from sales of marketable securities for the three and six months ended June 30, 2026 and 2025. The Company determines realized gains and losses on sale of marketable securities using the specific identification method and records such gains and losses in other (expense) income, net on the condensed consolidated statements of operations.
As of June 30, 2026, the fair value of the 2028 Convertible Notes and 2032 Convertible Notes was approximately $25.7 million and $364.5 million, respectively. As of December 31, 2025, the fair value of the 2026 Convertible Notes and the 2028 Convertible Notes was approximately $7.5 million and $219.7 million, respectively. The fair value was determined based on the closing price for the Convertible Notes on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy. See Note 7, “Debt,” to the condensed consolidated financial statements for additional information regarding the Convertible Notes.

Notes to Condensed Consolidated Financial Statements (continued)
3. Financial Statement Components
Accounts receivable, net of allowance consists of the following:

	As of June 30,	As of December 31,
	2026	2025

	(In thousands)
Trade accounts receivable	$45,602	$34,322
Unbilled accounts receivable	65,262	57,400
Allowance for expected credit losses	(646)	(537)
Other accounts receivable	76	224
Total accounts receivable, net	$110,294	$91,409
Components of the allowance for expected credit losses are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(In thousands)
Balance, beginning of period	$(640)	$(2,644)	$(537)	$(2,172)
Charged to credit loss expense, net of reversals	(33)	(63)	(258)	(950)
Deductions (1)	27	746	147	1,206
Impact of foreign currency translation	—	(101)	2	(146)
Balance, end of period	$(646)	$(2,062)	$(646)	$(2,062)
________________________
(1) Write-off of uncollectible accounts after exhaustion of collection efforts.
Accrued expenses and other current liabilities consisted of the following:

	As of June 30,	As of December 31,
	2026	2025

	(In thousands)
Accrued expense	$64,650	$60,808
Accrued compensation and benefits	13,145	20,405
Accrued sales, use, VAT and telecommunications related taxes	5,386	4,421
Customer deposits	2,591	4,320
Other accrued expenses	1,525	1,197
Total accrued expenses and other current liabilities	$87,297	$91,151

Notes to Condensed Consolidated Financial Statements (continued)
4. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	As of June 30,	As of December 31,
	2026	2025

	(In thousands)
Furniture and fixtures	$16,029	$15,845
Computer and office equipment	15,036	14,789
Telecommunications equipment	97,010	92,829
Leasehold improvements	77,926	77,704
Software	23,921	22,302
Internal-use software development	48,479	44,198
Automobile	360	452
Land	27,636	27,636
Land Improvements	1,086	1,065
Total cost	307,483	296,820
Less—accumulated depreciation	(141,712)	(122,569)
Total property, plant and equipment, net	$165,771	$174,251
The Company capitalized $2.3 million and $4.6 million of software development costs for the three and six months ended June 30, 2026, respectively, and $2.6 million and $5.5 million for the three and six months ended June 30, 2025, respectively.
Amortization expense related to capitalized software development costs was $2.2 million and $4.2 million for the three and six months ended June 30, 2026, respectively, and $1.8 million and $3.1 million for the three and six months ended June 30, 2025, respectively.
The Company recognized depreciation expense, which includes amortization of capitalized software development costs, as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(In thousands)
Cost of revenue	$6,122	$5,160	$11,948	$9,838
Research and development	2,011	1,739	3,957	3,449
Sales and marketing	1,234	1,181	2,474	2,353
General and administrative	774	670	1,545	1,326
Total depreciation expense	$10,141	$8,750	$19,924	$16,966

Notes to Condensed Consolidated Financial Statements (continued)
5. Goodwill and Intangible Assets
Goodwill
The change in carrying amount of goodwill was as follows:

Total

(In thousands)
Balance as of December 31, 2025	$356,772
Foreign currency translation adjustments	(10,191)
Balance as of June 30, 2026	$346,581
Intangible Assets
Intangible assets, net consisted of the following:

	As of June 30,			As of December 31,
	2026			2025

	Gross Amount	Accumulated Amortization	Net Carrying Value	Gross Amount	Accumulated Amortization	Net Carrying Value

	(In thousands)
Customer relationships	$152,472	$(61,643)	$90,829	$154,492	$(57,344)	$97,148
Developed technology	82,296	(52,464)	29,832	84,765	(43,795)	40,970
Other, definite lived	2,828	(2,828)	—	2,828	(2,828)	—
Licenses and other, indefinite lived	700	—	700	624	—	624
Total intangible assets, net	$238,296	$(116,935)	$121,361	$242,709	$(103,967)	$138,742
The Company recognized amortization expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(In thousands)
Cost of revenue	$5,060	$2,042	$10,134	$3,939
Sales and marketing	2,526	2,523	5,056	4,913
Total amortization expense	$7,586	$4,565	$15,190	$8,852
The remaining weighted average amortization period for definite lived intangible assets is 7.40 years.

Notes to Condensed Consolidated Financial Statements (continued)
Future estimated amortization expense for definite lived intangible assets is as follows:

As of June 30,
2026

(In thousands)
2026 (remaining)	$14,940
2027	29,880
2028	9,992
2029	9,992
2030	9,992
Thereafter	45,865
$120,661

6. Leases
The Company primarily leases facilities for office space under non-cancelable operating leases for its U.S. and international locations. As of June 30, 2026, non-cancelable leases expire on various dates between 2026 and 2043, some of which include options to extend the leases for up to 20 years.
On January 1, 2025, the Company commenced a sublease of a portion of its corporate headquarters to Relay, Inc., a related party. The sublease expires on December 31, 2029 and does not include any option to renew or purchase, nor does it include any residual value guarantees. As of June 30, 2026, total future minimum rent payments to the Company under this sublease were $9.5 million.
The components of operating lease expense recorded in the condensed consolidated statements of operations were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(In thousands)
Operating lease cost	$5,721	$5,788	$11,389	$11,448
Sublease income	(549)	(545)	(1,099)	(1,090)
Total net lease cost	$5,172	$5,243	$10,290	$10,358
Other supplemental information related to operating leases were as follows:

	Six months ended June 30,
	2026	2025

Weighted average remaining lease term (in years)	16.75	17.75

Weighted average discount rate	8.74%	8.75%

Notes to Condensed Consolidated Financial Statements (continued)
Maturities of operating lease liabilities were as follows:

As of June 30,
2026

(In thousands)
2026 (remaining)	$11,881
2027	23,678
2028	23,717
2029	24,035
2030	24,418
Thereafter	333,331
Total lease payments	441,060
Less: imputed interest	(217,408)
Total lease obligations	223,652
Less: current obligations	(4,542)
Long-term lease obligations	$219,110

7. Debt
Revolving Credit Facility
The Company maintains a revolving credit facility (the “Credit Facility”) under a credit agreement with Bank of America, N.A., as administrative agent, as amended (the “Credit Agreement”), providing for borrowings of up to $150.0 million, including a $15.0 million sublimit for letters of credit and a $10.0 million swingline subfacility. The Credit Facility matures on the earlier of (a) May 1, 2029 or (b) the date that is 91 days prior to the scheduled maturity date or mandatory conversion date of the Company’s outstanding 2028 Convertible Notes. Borrowings under the Credit Facility bear interest, at the Company’s election, based on a base rate or the Secured Overnight Financing Rate (“SOFR”), plus an applicable margin, and the Company pays a quarterly commitment fee on the unused portion of the Credit Facility, in each case, based on the Company’s consolidated total leverage ratio. The Credit Agreement contains financial covenants requiring the Company to maintain a maximum consolidated senior secured leverage ratio and a minimum consolidated fixed charge coverage ratio, and the Credit Facility is secured by substantially all of the assets of the Company and its domestic subsidiaries. See Note 7, “Debt,” in the Company’s Annual Report on Form 10-K filed with the SEC on February 19, 2026, for further information regarding the terms of the Credit Facility.
As of June 30, 2026, unamortized debt issuance costs related to the Credit Facility were $0.6 million, of which $0.2 million were included in prepaid expenses and other current assets and $0.4 million were included in other long-term assets. As of December 31, 2025, unamortized debt issuance costs were $0.7 million, of which $0.2 million were included in prepaid expenses and other current assets and $0.5 million were included in other long-term assets.
As of June 30, 2026, the Company had no outstanding borrowings under the Credit Facility and was in compliance with all financial and non-financial covenants for all periods presented. As of June 30, 2026, the available borrowing capacity under the Credit Facility was $150.0 million.
On July 25, 2026, the Company entered into a third amendment to the Credit Agreement. Effective as of July 25, 2026, the Credit Agreement was amended to increase the aggregate amount of certain restricted payments the Company is permitted to make in any fiscal year from $20.0 million to $40.0 million, or if greater, 20% of TTM consolidated EBITDA, subject to the Company maintaining a pro forma consolidated senior secured leverage ratio at least 0.50 to 1.00 inside the maximum then-applicable consolidated senior secured leverage ratio covenant.

Notes to Condensed Consolidated Financial Statements (continued)
Convertible Senior Notes and Capped Call Transactions
2026 Convertible Notes
In February 2020, the Company issued $400.0 million aggregate principal amount of 0.25% Convertible Notes due 2026 (the “2026 Convertible Notes”). The 2026 Convertible Notes matured on March 1, 2026, at which time the Company paid the remaining $7.6 million outstanding principal and accrued interest in cash to settle the 2026 Convertible Notes in full. No 2026 Convertible Notes remain outstanding.
2028 Convertible Notes
In March 2021, the Company issued $250.0 million aggregate principal amount of 0.50% Convertible Notes due 2028 (the “2028 Convertible Notes”), which mature on April 1, 2028 unless earlier repurchased, redeemed, or converted. Each $1,000 principal amount is initially convertible into 5.5781 shares of the Company's Class A common stock, equivalent to an initial conversion price of approximately $179.27 per share. See Note 7, “Debt,” in the Company’s Annual Report on Form 10-K filed with the SEC on February 19, 2026, for further information regarding the terms of the 2028 Convertible Notes, including redemption, conversion, and fundamental change provisions.
During March 2026, the Company entered into separate, privately negotiated repurchase agreements with a limited number of holders of the 2028 Convertible Notes (the “March 2026 Repurchases”) to repurchase approximately $100.0 million aggregate principal amount of the 2028 Convertible Notes for an aggregate cash price of approximately $92.0 million. The March 2026 Repurchases closed on March 4, 2026. The difference between the consideration used for the March 2026 Repurchases and the carrying value of the 2028 Convertible Notes resulted in a gain on extinguishment of debt of $7.3 million for the three months ended March 31, 2026.
During June 2026, the Company entered into separate, privately negotiated repurchase agreements with a limited number of holders of the 2028 Convertible Notes (the “June 2026 Repurchases”) to repurchase approximately $122.5 million aggregate principal amount of the 2028 Convertible Notes for an aggregate cash price of approximately $116.5 million. The June 2026 Repurchases closed on June 18, 2026. The difference between the consideration used for the June 2026 Repurchases and the carrying value of the 2028 Convertible Notes resulted in a gain on extinguishment of debt of $5.2 million for the three months ended June 30, 2026.
In the aggregate, the March 2026 Repurchases and June 2026 Repurchases resulted in a gain of $12.5 million on the extinguishment of debt recorded within net gain on extinguishment of debt on the Company’s condensed consolidated statements of operations for the six months ended June 30, 2026. Following the March 2026 Repurchases and June 2026 Repurchases, approximately $27.5 million aggregate principal amount of the 2028 Convertible Notes remains outstanding. The capped call transactions entered into in connection with the 2028 Convertible Notes remain in effect notwithstanding the repurchases.
During the three and six months ended June 30, 2026, the conditions allowing the holders of the 2028 Convertible Notes to convert were not met.

Notes to Condensed Consolidated Financial Statements (continued)
2032 Convertible Notes
On June 18, 2026, the Company issued $316.3 million aggregate principal amount of 0% Convertible Notes due July 1, 2032 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act (the “2032 Convertible Notes” and, together with the 2028 Convertibles Notes, the “Convertible Notes”). The notes will not bear regular interest, and the principal amount will not accrete.
The 2032 Convertible Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the indenture governing the 2032 Convertible Notes (the “2032 Indenture”) or additional interest if the 2032 Convertible Notes are not freely tradeable as required by the 2032 Indenture. The 2032 Convertible Notes will mature on July 1, 2032, unless earlier repurchased, redeemed by the Company, or converted pursuant to their terms. The total net proceeds from the 2032 Convertible Notes, after deducting initial purchaser discounts, costs related to the 2032 Capped Calls (as defined herein), and debt issuance costs, paid by the Company, were approximately $281.6 million.
Each $1,000.0 principal amount of the 2032 Convertible Notes is initially convertible into 13.7663 shares of the Company’s Class A common stock, par value $0.001 per share, which is equivalent to an initial conversion price of approximately $72.64 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events as set forth in the 2032 Indenture. In addition, upon the occurrence of a make-whole fundamental change, as defined in the 2032 Indenture, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2032 Convertible Notes in connection with such make-whole fundamental change or during the relevant redemption period.
The notes are the senior, unsecured obligations of the Company and are equal in right of payment with the Company’s existing and future senior unsecured indebtedness, including the 2028 Convertible Notes, senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the notes and effectively subordinated to the Company’s existing and future senior secured indebtedness (including the Credit Agreement), to the extent of the value of the collateral securing that indebtedness. The notes will be structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.
The 2032 Convertible Notes will be redeemable in whole or in part (subject to certain limitations) at the Company’s option on or after July 6, 2029, but before the fortieth (40th) scheduled trading day before the maturity date, at a cash redemption price equal to 100% of the principal amount of the 2032 Convertible Notes to be redeemed, plus accrued and unpaid special and additional interest, if any, if the last reported sale price of the Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including, the trading day immediately before the date the redemption notices were sent; and the trading day immediately before such notices were sent and certain other conditions are satisfied. In addition, the Company may redeem for cash all, but not less than all, of the 2032 Convertible Notes at any time if the amount of the 2032 Convertible Notes that remains outstanding at such time is less than 15% of the aggregate principal amount of the 2032 Convertible Notes initially issued under the 2032 Indenture, at a cash redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid special and additional interest, if any, to, but excluding, the redemption date.
Holders may convert their notes at their option in the following circumstances:
1.during any calendar quarter commencing after the calendar quarter ending on September 30, 2026 (and only during such calendar quarter), if the last reported sale price per share of the Company’s Class A common stock exceeds (x) before July 1, 2031, 150% and (y) on or after July 1, 2031, 130%, in each case, of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;

Notes to Condensed Consolidated Financial Statements (continued)
2.during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) in which the trading price per $1,000.0 principal amount of 2032 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s Class A common stock on such trading day and the conversion rate on such trading day;
3.upon the occurrence of certain corporate events or distributions on the Company’s Class A common stock, as described in the 2032 Indenture;
4.if the Company calls such 2032 Convertible Notes for redemption; and
5.at any time from, and including, April 1, 2032 until the close of business on the second scheduled trading day immediately before the maturity date.
Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Class A common stock, or a combination of cash and shares of Class A common stock, at the Company's election.
As of June 30, 2026, the 2032 Convertible Notes are classified as a long-term liability in the accompanying condensed consolidated balance sheets, based on contractual settlement provisions. The transaction costs of $12.8 million related to the 2032 Convertible Notes are accounted for as debt issuance costs that will be amortized to interest expense using the effective interest method over the contractual terms of the 2032 Convertible Notes at an annual effective interest rate of 0.688%.
The net carrying amount of the Convertible Notes were as follows:

	As of June 30,	As of December 31,
	2026	2025

2026 Convertible Notes:	(In thousands)
Principal	$—	$7,633
Unamortized debt issuance costs	—	(6)
2026 Convertible Notes net carrying amount	—	7,627

2028 Convertible Notes:
Principal	27,508	250,000
Unamortized debt issuance costs	(209)	(2,438)
2028 Convertible Notes net carrying amount	27,299	247,562

2032 Convertible Notes:
Principal	316,250	—
Unamortized debt issuance costs	(12,780)	—
2032 Convertible Notes net carrying amount	303,470	—
Total net carrying amount	$330,769	$255,189

Notes to Condensed Consolidated Financial Statements (continued)
Capped Calls
In connection with the offering of the 2026 Convertible Notes, the 2028 Convertible Notes, and the 2032 Convertible Notes, the Company entered into privately negotiated capped call transactions with certain counterparties (the “2026 Capped Calls”, the “2028 Capped Calls” and the “2032 Capped Calls,” respectively and, collectively, the “Capped Calls”). The initial strike price of the Capped Calls corresponds to the initial conversion price of the 2026 Convertible Notes, the 2028 Convertible Notes or the 2032 Convertible Notes, as applicable. The Capped Calls are generally intended to reduce or offset the potential dilution to the Class A common stock upon any conversion of the 2026 Convertible Notes, the 2028 Convertible Notes and the 2032 Convertible Notes with such reduction or offset, as the case may be, subject to a cap. On March 1, 2026, the 2026 Capped Calls expired, concurrently with the full settlement and satisfaction of the 2026 Convertible Notes. The 2028 Capped Calls and the 2032 Capped Calls remain outstanding as of June 30, 2026. The 2028 Capped Calls and the 2032 Capped Calls expire on April 1, 2028 for the 2028 Capped Calls and July 1, 2032 for the 2032 Capped Calls, subject to earlier exercise or termination. The 2028 Capped Calls and the 2032 Capped Calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. In addition, the 2028 Capped Calls and the 2032 Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the 2028 Capped Calls and the 2032 Capped Calls, including changes in law, insolvency filings, and hedging disruptions. The Capped Call transactions are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost to purchase the Capped Calls was recorded as a reduction to additional paid-in capital in the accompanying condensed consolidated balance sheets.
The following table sets forth key terms and costs incurred for the Capped Calls related to the Convertible Notes as of June 30, 2026:

	2028 Convertible Notes	2032 Convertible Notes

	(In thousands, except share and per share amounts)
Initial approximate strike price per share, subject to certain adjustments	$179.27	$72.64
Initial cap price per share, subject to certain adjustments	$260.76	$105.66
Net costs incurred	$25,500	$21,821
Class A common stock covered, subject to anti-dilution adjustments	153,442	4,353,592

8. Revenue and Geographic Information
Revenue
The following table summarizes the Company’s revenue by geographic region, which is apportioned based on the destination of the service:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(In thousands)
United States	$194,070	$156,554	$375,686	$308,346
International	25,827	23,459	52,995	45,908
Total	$219,897	$180,013	$428,681	$354,254

For the three and six months ended June 30, 2026 and 2025, no country outside of the United States represented 10% or more of the Company’s total revenues.

Notes to Condensed Consolidated Financial Statements (continued)
Contract Assets and Liabilities
The following table provides information about receivables and contract liabilities from contracts with customers:

	As of June 30,	As of December 31,
	2026	2025

	(In thousands)
Receivables (1)	$110,294	$91,409
Contract liabilities (2)	12,022	13,714
________________________
(1) Included in accounts receivable, net of allowance on the condensed consolidated balance sheets.
(2) Included in current portion of deferred revenue and deferred revenue, net of current portion on the condensed consolidated balance sheets.
Deferred revenue is recorded when cash payments are received in advance of future usage on contracts. Revenue is typically recognized in the following month when service is rendered or, in the case of nonrefundable upfront fees, over the estimated period of benefit from the date the fee is incurred by the customer. Customer refundable payments are recorded as advanced billings. During the three and six months ended June 30, 2026, the Company recognized revenue of $2.1 million and $4.5 million, respectively, that was included in the deferred revenue balances at the beginning of the year. The Company expects to recognize $8.8 million in revenue over the next 12 months related to its contract liabilities as of June 30, 2026.
Long-lived Assets
The following table summarizes the Company’s long-lived assets by geographic region:

	As of June 30,	As of December 31,
	2026	2025

	(In thousands)
United States	$311,150	$320,406
International	6,474	6,795
Total	$317,624	$327,201

9. Stockholders’ Equity
Common Stock
The Company had reserved shares of Class A common stock for issuance under stock-based award agreements as follows:

	As of June 30,	As of December 31,
	2026	2025
Stock options issued and outstanding	23,751	67,297
Nonvested restricted stock units issued and outstanding	4,626,717	5,534,657
Stock-based awards available for grant under the 2017 Plan	4,759,880	3,751,786
Total	9,410,348	9,353,740

Notes to Condensed Consolidated Financial Statements (continued)
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
The following table summarizes the Company’s share repurchase activity under its share repurchase program:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In thousands, except share and per share amounts)
Total number of shares repurchased	262,858	—	576,794	—
Average price per share (1)	$57.06	$—	$34.67	$—
Aggregate purchase price (1)	$15,000	$—	$20,000	$—
________________________
(1) Excludes transaction costs and excise tax associated with the repurchase, if any.
As of June 30, 2026, approximately $60.0 million remained available for repurchases under the share repurchase program.

10. Stock-Based Compensation
Restricted Stock Units
The following summarizes the restricted stock unit (“RSU”) activity for the six months ended June 30, 2026:

	Number of awards outstanding	Weighted-average grant date fair value (Per share)
Nonvested RSUs as of December 31, 2025	5,534,657	$15.91
Granted	975,013	17.31
Vested	(1,751,490)	17.43
Forfeited	(131,463)	15.27
Nonvested RSUs as of June 30, 2026	4,626,717	$15.65
As of June 30, 2026, total unrecognized compensation cost related to non-vested RSUs was $61.8 million, which will be amortized over a weighted-average period of 2.05 years.

Notes to Condensed Consolidated Financial Statements (continued)
Stock-Based Compensation Expense
The Company recognized total stock-based compensation expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(In thousands)
Cost of revenue	$424	$530	$889	$1,055
Research and development	5,622	5,524	11,411	11,081
Sales and marketing	1,731	1,867	3,463	4,141
General and administrative	4,830	4,624	9,834	9,843
Total	$12,607	$12,545	$25,597	$26,120

11. Commitments and Contingencies
Operating Leases
The Company leases office space under non-cancelable operating lease agreements that expire on various dates through July 2043. As of June 30, 2026, the Company has $441.1 million in future minimum rent payments for its office space.
Contractual Obligations
As of June 30, 2026, the Company has $20.9 million in non-cancellable purchase obligations, consisting of primarily network equipment maintenance and software license contracts, of which $9.5 million will be fulfilled within one year.
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

Notes to Condensed Consolidated Financial Statements (continued)
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
Significant expenses within net income (loss) include cost of revenue, research and development, sales and marketing, and general and administrative expenses, which are each separately presented on the Company’s condensed consolidated statements of operations. Other segment items within net income (loss) include net gain on extinguishment of debt, interest expense, net, other (expense) income, net and income tax benefit (provision).

13. Income Taxes
At the end of each interim reporting period, the Company determines the income tax provision by using an estimate of the annual effective tax rate, adjusted for discrete items occurring in the quarter. The effective income tax rate reflects the effect of federal, international, and state income taxes and the permanent impacts of differences in book and tax accounting.
The Company recognized an income tax benefit of $2.8 million and $4.3 million for the three and six months ended June 30, 2026, respectively, compared with an income tax expense of $(0.1) million for each of the three and six months ended June 30, 2025. The effective tax rate was 693.8% and (197.0)% for the three and six months ended June 30, 2026, respectively, compared with (2.8)% and (0.8)% for the three and six months ended June 30, 2025, respectively. The change from a tax expense to a tax benefit was primarily attributable to favorable U.S. federal and state tax law changes enacted under the One Big Beautiful Bill Act (the “OBBBA”).

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company primarily considered its historic performance, the nature of its deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. Based on an analysis of these factors, the Company determined that as of June 30, 2026, a valuation allowance against U.S. federal and state deferred tax assets was required.
The Company’s effective tax rate for the three months ended June 30, 2026 differed from the federal statutory tax rate of 21% in the U.S. primarily due to a valuation allowance recorded against U.S. federal and state net deferred tax assets.

Notes to Condensed Consolidated Financial Statements (continued)
14. Basic Income (Loss) and Diluted Loss per Common Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options and stock related to unvested restricted stock awards. The Company is in a net loss position for the three and six months ended June 30, 2025, and therefore diluted shares equals basic shares.
The components of basic income (loss) and diluted loss per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(In thousands, except share and per share amounts)
Earnings per share:
Net income (loss) attributable to common stockholders	$2,387	$(4,931)	$6,505	$(8,671)
Net income (loss) per share
Basic	$0.07	$(0.16)	$0.20	$(0.29)
Diluted	$(0.07)	$(0.16)	$(0.15)	$(0.29)
Numerator used to compute net income (loss) per share:
Basic	$2,387	$(4,931)	$6,505	$(8,671)
Net gain on extinguishment of debt, net of taxes	(5,163)	—	(12,446)	—
Interest expense on convertible notes, net of taxes	381	—	905	—
Diluted (1)	$(2,395)	$(4,931)	$(5,036)	$(8,671)

Weighted average number of common shares outstanding:
Basic	32,129,631	29,889,020	31,906,992	29,438,230
Convertible debt conversion	1,361,046	—	1,318,737	—
Diluted	33,490,677	29,889,020	33,225,729	29,438,230
________________________
(1) Net income is adjusted for the reversal of the net gain on extinguishment of debt and add back of interest expense as part of the calculation for diluted earnings per share.
The following common share equivalents were excluded from the weighted average shares used to calculate diluted net loss per common share because their effects would have been anti-dilutive:

	Six months ended June 30,
	2026	2025
Stock options issued and outstanding	23,751	73,858
Restricted stock units issued and outstanding	4,626,717	3,413,832
Convertible senior notes	—	1,568,075
Total	4,650,468	5,055,765

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

Management’s Discussion and Analysis
For the three months ended June 30, 2026 and 2025, total revenue was $220 million and $180 million, respectively, representing an increase of 22% between periods. For the three months ended June 30, 2026 and 2025, net income was $2 million and net loss was $5 million, respectively. For the six months ended June 30, 2026 and 2025, total revenue was $429 million and $354 million, respectively, representing an increase of 21% between periods. For the six months ended June 30, 2026 and 2025, net income was $7 million and net loss was $9 million, respectively.

Share Repurchase Program
During February 2026, our board of directors authorized a share repurchase program to repurchase up to $80 million in aggregate value of our Class A common stock, subject to market conditions, contractual restrictions and other factors. The repurchases may be made from time to time at the discretion of management through open market purchases, block trades, privately negotiated transactions, Rule 10b5-1 plans or other means.
During the three months ended June 30, 2026, we repurchased 262,858 shares of our Class A common stock at an average price of $57.06 per share, excluding commissions, for an aggregate purchase price of $15 million. During the six months ended June 30, 2026, we repurchased 576,794 shares of our Class A common stock at an average price of $34.67 per share, excluding commissions, for an aggregate purchase price of $20 million. As of June 30, 2026, approximately $60 million remained available for repurchases under the share repurchase program.

Repurchase of 2028 Convertible Notes
On March 1, 2026, the 2026 Convertible Notes matured and the related 2026 Capped Calls expired. The aggregate remaining outstanding principal amount of $8 million of 2026 Convertible Notes, along with all accrued and unpaid interest, was settled in full in cash. As of June 30, 2026, no 2026 Convertible Notes remain outstanding.
During March 2026, we entered into separate, privately negotiated repurchase agreements with a limited number of holders of the 2028 Convertible Notes (the “March 2026 Repurchases”) to repurchase approximately $100 million aggregate principal amount of the 2028 Convertible Notes for an aggregate cash price of approximately $92 million. The March 2026 Repurchases closed on March 4, 2026.
During June 2026, we entered into separate, privately negotiated repurchase agreements with a limited number of holders of the 2028 Convertible Notes (the “June 2026 Repurchases”) to repurchase approximately $122 million aggregate principal amount of the 2028 Convertible Notes for an aggregate cash price of approximately $116 million. The June 2026 Repurchases closed on June 18, 2026.
In the aggregate, the difference between the consideration used for the March 2026 Repurchases and June 2026 Repurchases, and the carrying value of the 2028 Convertible Notes resulted in a gain of $12 million recorded within net gain on extinguishment of debt on our condensed consolidated statements of operations for the six months ended June 30, 2026. Following the March 2026 Repurchases and June 2026 Repurchases, approximately $28 million aggregate principal amount of the 2028 Convertible Notes remains outstanding.

Issuance of 2032 Convertible Notes
On June 18, 2026, we issued $316 million aggregate principal amount of 0% Convertible Notes due July 1, 2032 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act (the “2032 Convertible Notes”). The total net proceeds from the 2032 Convertible Notes, after deducting initial purchaser discounts, costs related to the 2032 Capped Calls (as defined herein), and debt issuance costs paid by us, were approximately $282 million.

Management’s Discussion and Analysis
Key Performance Indicator
We monitor the following key performance indicator to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.
Net Retention Rate
We believe net retention rate is useful in evaluating our business. For the three months ended June 30, 2026 and 2025, our net retention rate was 107% and 112%, respectively. The decrease in our net retention rate was driven by less political messaging over the previous four quarters relative to the prior year.
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
For the three months ended June 30, 2026 and 2025, we generated 74% and 73%, respectively, of our cloud communications revenue from reoccurring sources. For the six months ended June 30, 2026 and 2025, we generated 74% and 73%, respectively, of our cloud communications revenue from reoccurring sources. The large bulk of our remaining cloud communications revenue is generated from recurring monthly charges.
We recognize accounts receivable at the time the customer is invoiced. Additionally, we record a receivable for unbilled revenue if services have been delivered and are billable in subsequent periods. Unbilled revenue made up 59% and 55%, of outstanding accounts receivable, net of allowance, as of June 30, 2026 and 2025, respectively.
Cost of Revenue and Gross Margin
Cost of revenue consists of fees paid to other network service providers, network operations costs, personnel costs, allocated costs of facilities and information technology, amortization of acquired technology intangibles and depreciation.

Management’s Discussion and Analysis
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
Income Taxes
For the three months ended June 30, 2026 and 2025, our effective tax rate was 693.8% and (2.8)%, respectively. For the three months ended June 30, 2026 and 2025, our income tax benefit was $3 million and our income tax expense was less than $1 million, respectively. The increase in tax benefit is primarily due to favorable U.S. federal and state tax law changes as a result of the One Big Beautiful Bill Act (“OBBBA”).

Management’s Discussion and Analysis
For the six months ended June 30, 2026 and 2025, our effective tax rate was (197.0)% and (0.8)%, respectively. For the six months ended June 30, 2026 and 2025, our income tax benefit was $4 million and our income tax expense was less than $1 million, respectively. The increase in tax benefit is primarily due to favorable U.S. federal and state tax law changes as a result of the OBBBA.
Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of June 30, 2026, we continue to maintain a valuation allowance against our U.S. federal and state net deferred tax assets.

Management’s Discussion and Analysis
Results of Operations
The following table sets forth selected condensed consolidated statements of operations data for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(In thousands)
Revenue	$219,897	$180,013	$428,681	$354,254
Cost of revenue	141,354	108,349	272,224	211,078
Gross profit	78,543	71,664	156,457	143,176
Operating expenses:
Research and development	37,343	31,749	75,809	62,381
Sales and marketing	25,360	24,818	49,987	51,274
General and administrative	20,393	18,845	39,835	37,956
Total operating expenses	83,096	75,412	165,631	151,611
Operating loss	(4,553)	(3,748)	(9,174)	(8,435)
Other income (expense), net:
Net gain on extinguishment of debt	5,163	—	12,446	1,082
Interest expense, net	(967)	(547)	(1,640)	(1,035)
Other (expense) income, net	(45)	(500)	558	(217)
Total other income (expense), net	4,151	(1,047)	11,364	(170)
(Loss) income before income taxes	(402)	(4,795)	2,190	(8,605)
Income tax benefit (provision)	2,789	(136)	4,315	(66)
Net income (loss)	$2,387	$(4,931)	$6,505	$(8,671)
The following table sets forth selected condensed consolidated statements of operations data as a percentage of our total revenue for the periods presented. *

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue	100%	100%	100%	100%
Cost of revenue	64%	60%	64%	60%
Gross profit	36%	40%	36%	40%
Operating expenses:
Research and development	17%	18%	18%	18%
Sales and marketing	12%	14%	12%	14%
General and administrative	9%	10%	9%	11%
Total operating expenses	38%	42%	39%	43%
Operating loss	(2)%	(2)%	(2)%	(2)%
Other income (expense), net:
Net gain on extinguishment of debt	2%	—%	3%	—%
Interest expense, net	—%	—%	—%	—%
Other (expense) income, net	—%	—%	—%	—%
Total other income (expense), net	2%	(1)%	3%	—%
(Loss) income before income taxes	—%	(3)%	1%	(2)%
Income tax benefit (provision)	1%	—%	1%	—%
Net income (loss)	1%	(3)%	2%	(2)%
(*) Columns may not foot due to rounding.

Management’s Discussion and Analysis
Comparison of the three months ended June 30, 2026 and 2025
Revenue

	Three months ended June 30,
	2026	2025	Change

	(Dollars in thousands)
Cloud communications	$151,869	$135,857	$16,012	12%
Messaging surcharges	68,028	44,156	23,872	54%
Revenue	$219,897	$180,013	$39,884	22%
For the three months ended June 30, 2026, our cloud communications revenue increased by $16 million, or 12%, compared with the same period in 2025. Within cloud communications revenue, our Global Voice Plans revenue grew by 10% and was driven by higher voice traffic on our network. Our Programmable Messaging revenue increased by 22% benefiting from elevated commercial messaging activity during the quarter. Our Enterprise Voice revenue grew by 8%, remaining constructive as customers increasingly chose Maestro for its software-driven orchestration layer that enables resilient, scalable global voice communications.
For the three months ended June 30, 2026, our messaging surcharges revenue increased by $24 million, or 54%, compared with the same period in 2025. This increase was primarily driven by higher commercial messaging activity, as well as increased carrier surcharges within the messaging ecosystem.
For the three months ended June 30, 2026, our average annual customer revenue was $0.3 million, which increased by 11% compared with the same period in 2025, as a result of our strategy to attract and retain larger customers who provide revenue scale and enhanced profitability.
Cost of Revenue and Gross Margin

	Three months ended June 30,
	2026	2025	Change

	(Dollars in thousands)
Cost of revenue	$141,354	$108,349	$33,005	30%
Gross profit	$78,543	$71,664	$6,879	10%
Total gross margin	36%	40%
For the three months ended June 30, 2026, total cost of revenue increased by $33 million, compared with the same period in 2025, driven by higher pass-through messaging surcharges of $23 million primarily from higher commercial messaging activity. The combination of changes in total revenue and total cost of revenue yielded an increase in total gross profit of $7 million, or 10% from the same period in 2025, driven by higher cloud communications revenue.
For the three months ended June 30, 2026, our total gross margin percentage of 36% decreased by 4%, compared with the same period in 2025, driven by higher pass-through messaging surcharges within the total revenue mix.

Management’s Discussion and Analysis
Operating Expenses

	Three months ended June 30,
	2026	2025	Change

	(Dollars in thousands)
Research and development	$37,343	$31,749	$5,594	18%
Sales and marketing	25,360	24,818	542	2%
General and administrative	20,393	18,845	1,548	8%
Total operating expenses	$83,096	$75,412	$7,684	10%
As a percentage of revenue, total operating expenses for the three months ended June 30, 2026 and 2025 were 38% and 42%, respectively.
For the three months ended June 30, 2026, research and development expenses increased by $6 million, or 18%, compared with the same period in 2025. The increase was primarily from higher personnel-related expenses associated with increased research and development headcount to support continued investment in product innovation and platform development.
For the three months ended June 30, 2026, sales and marketing expenses increased by $1 million, or 2%, compared with the same period in 2025, primarily due to primarily due to higher non-headcount operating expenses.
For the three months ended June 30, 2026, general and administrative expenses increased by $2 million, or 8%, compared with the same period in 2025, driven by higher headcount expenses in connection with ongoing operational support needs.
Interest Expense, Net
For the three months ended June 30, 2026, interest expense, net of interest income increased by less than $1 million compared with the same period in 2025, primarily from an increase in interest expense resulting from borrowing on our Credit Facility (as defined herein).
Income Tax Benefit (Provision)
For the three months ended June 30, 2026, we recognized an income tax benefit of $3 million, an increase of $3 million compared with the same period in 2025. The resulting effective tax rate for the three months ended June 30, 2026 was 693.8%, compared with (2.8)% for the three months ended June 30, 2025. The increase in income tax benefit was primarily due to favorable U.S. federal and state tax law changes as a result of the OBBBA.
For the three months ended June 30, 2026, the effective tax rate of 693.8% differed from the federal statutory rate of 21% in the U.S. primarily due to the valuation allowance recorded against our U.S. federal and state net deferred tax assets, as well as differences in statutory income tax rates across foreign jurisdictions.
We continue to expect recurring changes to the valuation allowance as deferred tax assets within the U.S. increase or decrease in subsequent periods. We will maintain a valuation allowance against all U.S. federal and state deferred tax assets until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized.

Management’s Discussion and Analysis
Comparison of the six months ended June 30, 2026 and 2025
Revenue

	Six months ended June 30,
	2026	2025	Change

	(Dollars in thousands)
Cloud communications	$302,026	$269,315	$32,711	12%
Messaging surcharges	126,655	84,939	41,716	49%
Revenue	$428,681	$354,254	$74,427	21%
For the six months ended June 30, 2026, our cloud communications revenue increased by $33 million, or 12%, compared with the same period in 2025. Within cloud communications revenue, our Global Voice Plans revenue grew by 11% and was driven by higher voice traffic on our network. Our Programmable Messaging revenue increased by 18%, benefiting from elevated commercial messaging activity during the quarter. Our Enterprise Voice revenue grew by 11%, remaining constructive as customers increasingly chose Maestro for its software-driven orchestration layer that enables resilient, scalable global voice communications.
For the six months ended June 30, 2026, our messaging surcharges revenue increased by $42 million, or 49%, compared with the same period in 2025. This increase was primarily driven by higher commercial messaging activity and higher surcharge fees imposed by certain carriers within the messaging ecosystem.
Cost of Revenue and Gross Margin

	Six months ended June 30,
	2026	2025	Change

	(Dollars in thousands)
Cost of revenue	$272,224	$211,078	$61,146	29%
Gross profit	$156,457	$143,176	$13,281	9%
Total gross margin	36%	40%
For the six months ended June 30, 2026, total cost of revenue increased by $61 million, compared with the same period in 2025, driven by higher pass-through messaging surcharges of $41 million primarily from higher commercial messaging activity. The combination of changes in total revenue and total cost of revenue yielded an increase in total gross profit of $13 million, or 9%, from the same period in 2025, driven by higher cloud communications revenue.
For the six months ended June 30, 2026, our total gross margin percentage of 36% decreased by 4% compared with the same period in 2025, driven by higher pass-through messaging surcharges within the total revenue mix.

Management’s Discussion and Analysis
Operating Expenses

	Six months ended June 30,
	2026	2025	Change

	(Dollars in thousands)
Research and development	$75,809	$62,381	$13,428	22%
Sales and marketing	49,987	51,274	(1,287)	(3)%
General and administrative	39,835	37,956	1,879	5%
Total operating expenses	$165,631	$151,611	$14,020	9%
As a percentage of revenue, total operating expenses for the six months ended June 30, 2026 and 2025 were 39% and 43%, respectively.
For the six months ended June 30, 2026, research and development expenses increased by $13 million, or 22%, compared with the same period in 2025. Our continued investment in evolving our network infrastructure was the key driver behind this increase.
For the six months ended June 30, 2026, sales and marketing expenses decreased by $1 million, or 3%, compared with the same period in 2025, primarily due to lower headcount expenses from lower average headcount during the period.
For the six months ended June 30, 2026, general and administrative expenses increased by $2 million, or 5%, compared with the same period in 2025, driven by higher headcount expenses in connection with ongoing operational support needs.
Interest Expense, Net
For the six months ended June 30, 2026, interest expense, net of interest income increased by less than $1 million compared with the same period in 2025, primarily from an increase in interest expense resulting from borrowing on our Credit Facility.

Income Tax Benefit (Provision)
For the six months ended June 30, 2026, we recognized an income tax benefit of $4 million, an increase of $4 million compared with the same period in 2025. The resulting effective tax rate for the six months ended June 30, 2026 was (197.0)%, compared with (0.8)% for the six months ended June 30, 2025. The increase in income tax benefit was primarily due to favorable U.S. federal and state tax law changes as a result of the OBBBA.
For the six months ended June 30, 2026, the effective tax rate of (197.0)% differed from the federal statutory rate of 21% in the U.S. primarily due to the valuation allowance recorded against our U.S. federal and state net deferred tax assets, as well as differences in statutory income tax rates across foreign jurisdictions.
We continue to expect recurring changes to the valuation allowance as deferred tax assets within the U.S. increase or decrease in subsequent periods. We will maintain a valuation allowance against all U.S. federal and state deferred tax assets until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized.

Management’s Discussion and Analysis
Liquidity and Capital Resources
Our liquidity is provided by our cash flow from operations less expenditures for capital equipment, and supplemented by financing activities from time to time. Our cash flow from operations is driven by monthly payments from customers for communication services consumed during the period. Our primary uses of cash include operating costs, such as fees paid to other network service providers, network operations costs, personnel costs and facility expenses, as well as the purchase of property, plant and equipment to support growth on our communications platform and repurchases of shares of our Class A common stock under our share repurchase program. As of June 30, 2026, we had cash and cash equivalents of $170 million and marketable securities of $4 million.
In August 2023, we entered into a credit agreement (as amended to date, the “Credit Agreement”), among the Company, as borrower, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent, swingline lender and letters of credit issuer, which provides for a $150 million revolving credit facility (the “Credit Facility”). As of June 30, 2026, we had no outstanding borrowings under the Credit Facility and the available borrowing capacity was $150 million. See Note 7, “Debt,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding the Credit Agreement, including a summary of the current terms of the Credit Facility.
In March 2026, we repaid the remaining $8 million aggregate principal amount of the 2026 Convertible Notes. We also repurchased $100 million aggregate principal amount of the 2028 Convertible Notes for an aggregate cash price of $92 million, reducing the outstanding principal balance to approximately $150 million.
In June 2026, we issued $316 million aggregate principal amount of the 2032 Convertible Notes. The total net proceeds from the 2032 Convertible Notes, after deducting initial purchaser discounts, costs related to the 2032 Capped Calls (as defined herein), and debt issuance costs, paid by us, were approximately $282 million. We used approximately $122 million of those proceeds to repurchase additional 2028 Convertible Notes, reducing the outstanding principal balance to approximately $28 million. We may, at any time and from time to time, seek to retire or purchase our 2028 Convertible Notes or 2032 Convertible Notes through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
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
Our principal future commitments consist of (i) an aggregate of $344 million in Convertible Notes, (ii) $441 million in future minimum rent payments for our current office space, including a $434 million non-cancelable lease for our corporate headquarters, which commenced in the third quarter of 2023 and which will continue for an initial twenty (20) year term, and (iii) $21 million in non-cancelable purchase obligations and future minimum payments under contracts to various service providers. For additional information on these future contractual obligations, see Note 7, “Debt,” and Note 11, “Commitments and Contingencies,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Management’s Discussion and Analysis
Cash Flows
The table below summarizes our cash flow information for the periods presented:

	Six months ended June 30,
	2026	2025

	(In thousands)
Net cash provided by operating activities	$37,540	$28,638
Net cash used in investing activities	(10,376)	(22,067)
Net cash provided by (used in) financing activities	41,000	(29,067)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,151)	657
Net increase (decrease) in cash, cash equivalents, and restricted cash	$67,013	$(21,839)
Cash Flows from Operating Activities
For the six months ended June 30, 2026, net cash provided by operating activities was $38 million and was generated by our aggregate results of $52 million during the period, net of (1) non-cash items comprising depreciation and amortization, non-cash reduction to the right-of-use asset, amortization of debt discount and issuance costs, stock-based compensation, deferred taxes and other, net gain on extinguishment of debt and (2) a $14 million cash outflow, primarily from lower operating liabilities and higher operating assets. Within operating liabilities, net cash provided of $9 million was primarily attributable to an increase in accounts payable as a result of the timing of payments at quarter end. Within operating assets, the net cash used of $23 million was primarily driven by higher unbilled receivables balances of $19 million from higher usage amounts in the last month of the quarter ended June 30, 2026 and changes in prepaid expenses and other current assets of $4 million.
Cash Flows from Investing Activities
For the six months ended June 30, 2026, net cash used in investing activities was $10 million, primarily reflecting $10 million of capital expenditures for property, plant and equipment and $5 million of capitalized software development costs related to investments in our communications platform, partially offset by $4 million of net proceeds from marketable securities.
Cash Flows from Financing Activities
For the six months ended June 30, 2026, net cash provided by financing activities was $41 million, primarily reflecting net proceeds of $282 million from the issuance of the 2032 Convertible Notes, after debt issuance costs and capped call payments, partially offset by $216 million used to repurchase the 2028 Convertible Notes. We also used $20 million for share repurchases under our share repurchase program and $5 million for tax withholdings on vested employee awards.

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
In our calculation of Non-GAAP gross profit and Non-GAAP gross margin, we eliminate the impact of depreciation and amortization, amortization of acquired intangible assets related to acquisitions, stock-based compensation and related payroll taxes, pass-through messaging surcharges, and all significant non-cash items, because we do not consider them indicative of our core operating performance. The exclusion of these items facilitates comparisons of our operating performance on a period-to-period basis. Management uses Non-GAAP gross profit and Non-GAAP gross margin to evaluate operating performance and to determine resource allocation among our various service offerings. We believe Non-GAAP gross profit and Non-GAAP gross margin provide useful information to investors and others to understand and evaluate our operating results in the same manner as our management and board of directors and allows for better comparison of financial results among our competitors. Non-GAAP gross profit and Non-GAAP gross margin may not be comparable to similarly titled measures of other companies because other companies may not calculate Non-GAAP gross profit and Non-GAAP gross margin or similarly titled measures in the same manner we do.
The following table shows a reconciliation of gross profit to non-GAAP gross profit and gross profit margin to non-GAAP gross margin for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(Dollars in thousands)
Gross Profit	$78,543	$71,664	$156,457	$143,176
Gross Profit Margin %	36%	40%	36%	40%
Depreciation	6,122	5,160	11,948	9,838
Amortization of acquired intangible assets	5,060	2,042	10,134	3,939
Stock-based compensation and related payroll taxes	521	530	986	1,055
Non-GAAP Gross Profit	$90,246	$79,396	$179,525	$158,008
Non-GAAP Gross Margin % (1)	59%	58%	59%	59%
________________________
(1) Calculated by dividing Non-GAAP gross profit by cloud communications revenue of $152 million and $302 million for the three and six months ended June 30, 2026, respectively, and $136 million and $269 million for the three and six months ended June 30, 2025, respectively.

Management’s Discussion and Analysis
Non-GAAP Net Income
We define Non-GAAP net income as net income or loss adjusted for certain items affecting period-to-period comparability. Non-GAAP net income excludes:
•stock-based compensation and related payroll taxes;
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

Management’s Discussion and Analysis
The following table shows a reconciliation of net income (loss) to non-GAAP net income and net income (loss) per share to non-GAAP net income per non-GAAP share for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(In thousands, except share and per share amounts)
Net income (loss)	$2,387	$(4,931)	$6,505	$(8,671)
Stock-based compensation and related payroll taxes	15,385	12,545	28,375	26,120
Amortization of acquired intangibles	7,586	4,565	15,190	8,852
Amortization of debt discount and issuance costs for convertible debt	214	278	457	576
Net gain on extinguishment of debt	(5,163)	—	(12,446)	(1,082)
Non-recurring items not indicative of ongoing operations and other (1)	(746)	278	(1,134)	817
Estimated tax effects of adjustments (2)	(6,106)	(905)	(10,872)	(3,652)
Non-GAAP net income	$13,557	$11,830	$26,075	$22,960
Interest expense on Convertible Notes (3)	125	238	335	488
Numerator used to compute Non-GAAP diluted net income per share	$13,682	$12,068	$26,410	$23,448

Net income (loss) per share
Basic	$0.07	$(0.16)	$0.20	$(0.29)
Diluted	$(0.07)	$(0.16)	$(0.15)	$(0.29)

Non-GAAP net income per Non-GAAP share
Basic	$0.42	$0.40	$0.82	$0.78
Diluted	$0.37	$0.38	$0.72	$0.74

Weighted average number of shares outstanding
Basic	32,129,631	29,889,020	31,906,992	29,438,230
Diluted	33,490,677	29,889,020	33,225,729	29,438,230

Non-GAAP basic shares	32,129,631	29,889,020	31,906,992	29,438,230
Convertible debt conversion	1,361,046	1,478,379	1,318,737	1,568,075
Stock options issued and outstanding	35,993	14,988	42,020	19,471
Nonvested RSUs outstanding	3,515,243	—	3,186,926	482,045
Non-GAAP diluted shares	37,041,913	31,382,387	36,454,675	31,507,821
________________________
(1) Non-recurring items not indicative of ongoing operations and other include (i) $(0.8) million and $(1.4) million of foreign exchange charges primarily related to balance sheet revaluations during the three and six months ended June 30, 2026, respectively, (ii) less than $0.1 million and $0.2 million of losses on disposals of property, plant and equipment during the three and six months ended June 30, 2026, respectively, (iii) $0.2 million of losses on disposals of property, plant and equipment during the three and six months ended June 30, 2025, (iv) $0.1 million of losses on sale of business during the three and six months ended June 30, 2025, and (v) $0.5 million of nonrecurring litigation expense during the six months ended June 30, 2025.
(2) The estimated tax-effect of adjustments is determined by recalculating the tax provision on a Non-GAAP basis. The Non-GAAP effective income tax rate was 20.1% and 13.9% for the six months ended June 30, 2026 and 2025, respectively. We analyze the Non-GAAP valuation allowance position on a quarterly basis. As of June 30, 2026, we have no valuation allowance against our deferred tax assets for Non-GAAP purposes.
(3) Non-GAAP net income is increased for interest expense as part of the calculation for diluted Non-GAAP earnings per share.

Management’s Discussion and Analysis
Adjusted EBITDA
We define Adjusted EBITDA as net income or losses from continuing operations, adjusted to reflect the addition or elimination of certain income statement items including, but not limited to:
•income tax (benefit) provision;
•interest (income) expense, net;
•depreciation and amortization expense;
•acquisition related expenses;
•stock-based compensation expense and related payroll taxes;
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
The following table shows a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(In thousands)
Net income (loss)	$2,387	$(4,931)	$6,505	$(8,671)
Income tax (benefit) provision	(2,789)	136	(4,315)	66
Interest expense, net	967	547	1,640	1,035
Depreciation	10,141	8,750	19,924	16,966
Amortization	7,586	4,565	15,190	8,852
Stock-based compensation and related payroll taxes	15,385	12,545	28,375	26,120
Net gain on extinguishment of debt	(5,163)	—	(12,446)	(1,082)
Non-recurring items not indicative of ongoing operations and other (1)	(746)	278	(1,134)	817
Adjusted EBITDA	$27,768	$21,890	$53,739	$44,103
________________________
(1) Non-recurring items not indicative of ongoing operations and other include (i) $(0.8) million and $(1.4) million of foreign exchange charges primarily related to balance sheet revaluations during the three and six months ended June 30, 2026, respectively, (ii) less than $0.1 million and $0.2 million of losses on disposals of property, plant and equipment during the three and six months ended June 30, 2026, respectively, (iii) $0.2 million of losses on disposals of property, plant and equipment during the three and six months ended June 30, 2025, (iv) $0.1 million of losses on sale of business during the three and six months ended June 30, 2025, and (v) $0.5 million of nonrecurring litigation expense during the six months ended June 30, 2025.

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
The following table presents free cash flow for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(In thousands)
Net cash provided by operating activities	$28,772	$31,721	$37,540	$28,638
Net cash used in investing in capital assets (1)	(5,033)	(6,090)	(14,383)	(16,302)
Free cash flow	$23,739	$25,631	$23,157	$12,336
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
Interest Rate Risk
We had cash and cash equivalents of $170 million and marketable securities of $4 million as of June 30, 2026, which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of interest bearing checking and direct deposit accounts, and money market accounts. Marketable securities consist of commercial paper not otherwise classified as cash equivalents. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short‑term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Interest on borrowings under our Credit Facility accrues at an annual rate tied to a base rate or the SOFR, at our election. Under the terms of the Credit Agreement, loans based on SOFR bear interest at a rate equal to term SOFR for the applicable interest period plus 10 basis points plus an applicable margin between 2.0% and 2.5%, and loans based on the base rate bear interest at a rate equal to the base rate plus an applicable margin between 1.0% and 1.50%, in each case of the foregoing, depending upon our consolidated total leverage ratio for the most recent fiscal quarter for which financial statements have been delivered under the Credit Agreement. As a result, we are exposed to interest rate risk as we make draws on the Credit Facility. As of June 30, 2026, there were no outstanding borrowings under the Credit Facility.
On June 18, 2026, we issued $316 million aggregate principal amount of the 2032 Convertible Notes. As of June 30, 2026, we paid off the entirety of our 2026 Convertible Notes and had gross carrying amounts of $28 million and $316 million outstanding from our 2028 Convertible Notes and 2032 Convertible Notes, respectively. As the 2028 Convertible Notes have a fixed annual interest rate and the interest rate on our 2032 Convertible Notes is 0%, we have no financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change. Additionally, the fair value can be affected when the market price of our common stock fluctuates. We carry the 2028 Convertible Notes and the 2032 Convertible Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.
See Note 7, “Debt,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the Credit Facility and the Convertible Notes.
A hypothetical 10% change in interest rates would not have had a material impact on our financial results included elsewhere in this Quarterly Report on Form 10-Q.

Foreign Currency Risk
The functional currencies of our foreign subsidiaries are the respective local currencies of the jurisdictions in which they operate, which are primarily the Euro and the British Pound. Approximately 12% and 13% of our total revenue was generated outside North America for the six months ended June 30, 2026 and 2025, respectively. The majority of our revenues and operating expenses are denominated in U.S. dollars, and therefore are not currently subject to significant foreign currency risk. Our subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the year. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive loss within stockholders’ equity. Gains or losses due to transactions in foreign currencies are included in other (expense) income, net in our condensed consolidated statements of operations. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currencies results in increased revenue and operating expenses for our rest of world operations. Similarly, our revenue and operating expenses for our rest of world operations decrease if the U.S. dollar strengthens against foreign currencies. A hypothetical 10% adverse change in foreign currency exchange rates would have adversely impacted our net income for the six months ended June 30, 2026 by approximately $3 million.

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
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our use of AI, including the ability for customers to integrate AI technologies developed by third parties into certain offerings via our Maestro platform and related offerings, may fail to yield the anticipated returns and could expose us to operational, competitive, and reputational risks that may adversely affect our operations.
We currently use AI in our business primarily with a focus on driving operational efficiencies for greater productivity, including in customer service, internal operations and network management, and we continue to expand our exploration of such capabilities. We also offer our customers the ability to integrate certain AI technologies developed by third parties into certain of our offerings, and this integration capability is a prominent feature of our Maestro offering. Certain other features of our products are also supported by third-party AI technologies. Certain capabilities within our products incorporate agentic AI (systems that autonomously execute multi-step tasks with reduced human intervention). The deployment of such agentic AI introduces risks that are distinct from those of traditional AI features, including risks of unintended or unauthorized actions, overstepping its intended boundaries, or straying from their original business goals.
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
The rapidly evolving legal and regulatory landscape governing AI may impose significant compliance costs, restrict our use of AI, or expose us to liability, and our failure to anticipate or respond to these developments could adversely affect our operations.
AI is an emerging technology for which the legal and regulatory landscape is evolving rapidly, which may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality, privacy, intellectual property or security risks, ethical concerns, legal liability or other complications that could adversely affect our business, reputation and financial results. Laws and regulations applicable to AI are emerging and evolving, and the ultimate legal framework remains uncertain and may be inconsistent from jurisdiction to jurisdiction, including internationally. For example, we expect increased global regulation in the use of AI such as the European Union Artificial Intelligence Act, which imposes onerous obligations related to the development, placement on the market, and use of AI systems. We may not always be able to anticipate how to respond to these legal frameworks, and our obligation to comply with the laws and regulations could entail significant costs, negatively affect our business, or entirely limit our ability to incorporate certain AI capabilities into our offerings. If we cannot use AI or if that use is restricted, our business may be less efficient or we may be at a competitive disadvantage.
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
In addition, our public statements, investor presentations, and marketing materials regarding our AI capabilities in our products may be subject to heightened scrutiny by the SEC, investors, or plaintiffs who may allege that our representations were inaccurate or misleading. Any perceived gap between our stated AI capabilities and the operational reality of our products could expose us to regulatory investigations, securities litigation, or reputational harm.

The use of AI by our workforce may present risks to our business.
Our workforce uses AI technologies in connection with certain business functions, and we have policies governing their authorized use. Nevertheless, employees may use unauthorized or ungoverned AI applications outside of established governance and security controls, resulting in sensitive customer or business data being transmitted to third-party platforms in ways that are inconsistent with our privacy and data protection obligations. Our ability to mitigate these risks depends on our continued training, monitoring, and enforcement of policies governing employee AI use.
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
Our use of AI technologies introduces additional open source licensing risk. AI model training and output generation may involve open source components, and AI-generated outputs may inadvertently reproduce or be derived from open sourced-licensed material in ways that impose unexpected license obligations or expose us to infringement claims. These risks limit our ability to protect certain AI-related intellectual property or commercialize certain AI features.
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
Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel, and our inability to do so could adversely affect our business, results of operations and financial condition. Competition for talent in the technology industry has become increasingly intense, and the market to recruit, retain and motivate talent has become even more competitive. Many key individual contributors, particularly in software development, artificial intelligence, sales and cloud computing and telecommunications infrastructure, are critical to our success and can attract very significant compensation packages. In addition, we believe that there is, and will continue to be, intense competition for highly skilled management, technical, sales and other personnel with experience in our industry in the Raleigh, North Carolina area, where our corporate headquarters are located, and in other geographic locations where we maintain offices.

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
In connection with the pricing of our 0.50% Convertible Notes due April 1, 2028 (the “2028 Convertible Notes” and, together with the 2032 Convertible Notes, the “Convertible Notes”) and the 2032 Convertible Notes, we entered into privately negotiated capped call transactions (the “2028 Capped Calls” and the “2032 Capped Calls,” respectively and, collectively, the “Capped Calls”) with certain financial institutions (the “option counterparties”). The Capped Calls are expected generally to reduce the potential dilution upon any conversion of the Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap.
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
Prior to our initial public offering, there was no public market for shares of our Class A common stock. On November 10, 2017, we sold shares of our Class A common stock to the public at $20.00 per share. From November 10, 2017, the date that our Class A common stock began trading on the NASDAQ Global Select Market, through June 30, 2026, the trading price of our Class A common stock has ranged from $9.20 per share to $198.61 per share. The trading price of our Class A common stock may continue to be volatile and could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
Our Class A common stock has one vote per share, and our Class B common stock has ten votes per share. Substantially all of our Class B common stock continues to be held by our co-Founder, Chairman and CEO, David A. Morken, and our co-Founder Henry Kaestner. Because of the ten-to-one voting ratio between our Class B and Class A common stock, these holders of our Class B common stock collectively control approximately 40% of the combined voting power of our common stock and therefore would be able to exert significant influence over all matters submitted to our stockholders for approval. This concentrated voting control limits or precludes stockholders’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments to our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that stockholders may feel are in their best interest as one of our stockholders. Moreover, this concentration of ownership may also adversely affect the trading price for our Class A common stock to the extent investors believe there are disadvantages in owning stock of a company that are perceived to have controlling stockholders.
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
In June 2026, we issued $316 million in aggregate principal amount of the 2032 Convertible Notes. In connection with the offering of the 2032 Convertible Notes, we entered into the 2032 Capped Calls with certain counterparties. The 2032 Capped Calls each have an initial strike price of approximately $72.64 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2032 Convertible Notes. The 2032 Capped Calls have initial cap prices of $105.66 per share, subject to certain adjustments. The 2032 Capped Calls cover, subject to anti-dilution adjustments, approximately 4,353,592 shares of our Class A common stock. See Note 7, “Debt,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for additional information about the 2032 Convertible Notes and 2032 Capped Calls.

We offered and sold the 2032 Convertible Notes to the initial purchasers in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and for resale by the initial purchasers to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act. We relied on these exemptions from registration based in part on representations made by the initial purchasers in the purchase agreement dated June 15, 2026. The shares of Class A common stock issuable upon conversion of the 2032 Convertible Notes, if any, have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
To the extent that any shares of Class A common stock are issued upon conversion of the 2032 Convertible Notes, they will be issued in transactions anticipated to be exempt from registration under the Securities Act by virtue of Section 3(a)(9) thereof, because no commission or other remuneration is expected to be paid in connection with conversion of the 2032 Convertible Notes, and any resulting issuance of shares of Class A common stock.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Information regarding purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our Class A common stock during the three months ended June 30, 2026 is provided below (in thousands, except share and per share amounts):

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan or program (1)	Approximate dollar value of shares that may yet be purchased under publicly announced plan or program (1)
April 1 - 30, 2026	—	$—	—	$75,000
May 1 - 31, 2026	—	—	—	75,000
June 1 - 30, 2026	262,858	57.06	262,858	60,000
Total	262,858		262,858
________________________
(1) On February 19, 2026, our Board of Directors authorized a share repurchase program of up to $80 million shares of our outstanding Class A common stock, subject to market conditions, contractual restrictions and other factors. As of June 30, 2026, we had repurchased approximately $20 million aggregate principal amount of shares of our Class A common stock under this program. Under the share repurchase program, we may purchase shares from time to time at the discretion of management through open market purchases, block trades, accelerated or other structured share repurchase programs, privately negotiated transactions, Rule 10b5-1 plans or other means. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The manner, timing, pricing and amount of any transactions will be subject to the discretion of management and may be based upon market conditions, regulatory requirements and alternative opportunities that we may have for the use or investment of our capital. The program does not obligate us to acquire any particular amount of Class A common stock, and the program may be extended, modified, suspended or terminated at any time at our discretion.
(2) The average price per share excludes transaction costs and excise tax associated with the repurchase, if any.

Item 5. Other Information
The following table describes any contracts, instructions or written plans for the sale or purchase of our securities adopted, amended or terminated by our directors or executive officers during the three months ended June 30, 2026, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan	Aggregate Number of Securities to be Purchased or Sold

Douglas A. Suriano Director	5/18/2026	5/20/2027	Covers the sale of up to 16,000 shares of Class A common stock.
Lukas M. Roush Director	5/28/2026	12/31/2026	Covers the sale of up to 7,500 shares of Class A common stock.
Daryl E. Raiford (1) Chief Financial Officer	6/3/2026	12/31/2026	Covers the sale of an indeterminate number of shares of Class A common stock issued upon future equity award vesting events.
________________________
(1) On June 3, 2026, the stock trading plan pursuant to Rule 10b5-1, adopted by Mr. Raiford on December 3, 2025, was modified.
On May 15, 2026, the stock trading plan pursuant to Rule 10b5-1, adopted by Mr. Morken, our Chief Executive Officer, on May 21, 2025, automatically terminated pursuant to its terms.

Item 6. Exhibits

Exhibit Index

Exhibit number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation.	10-Q	001-38285	3.1	12/14/2017
3.2	Third Amended and Restated Bylaws.	8-K	001-38285	3.1	11/2/2023
4.1	Indenture, dated June 18, 2026, between Bandwidth Inc. and Wilmington Trust, National Association	8-K	001-38285	4.1	6/18/2026
4.2	Form of 0% Convertible Senior Notes due July 1, 2032 (included as Exhibit A to Exhibit 4.1)	8-K	001-38285	4.2	6/18/2026
10.1	Form of Capped Call Transaction	8-K	001-38285	10.1	6/18/2026
10.2	Third Amendment to Credit Agreement among Bandwidth Inc., certain subsidiaries of Bandwidth Inc., the several lenders from time to time party thereto, and Bank of America, N.A., dated as of July 25, 2026.				Filed herewith
31.1	Certificate of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
101.INS	XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.				Filed herewith
101.SCH	XBRL Taxonomy Schema Document.				Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith
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

BANDWIDTH INC.

Date:	July 29, 2026	By:	/s/ David A. Morken
David A. Morken
Chief Executive Officer
(Principal Executive Officer)

Date:	July 29, 2026	By:	/s/ Daryl E. Raiford
Daryl E. Raiford
Chief Financial Officer
(Principal Financial Officer)

Date:	July 29, 2026	By:	/s/ Devin M. Krupka
Devin M. Krupka
Senior Vice President, Corporate Controller
(Principal Accounting Officer)