Form 10-Q
period 2026-09-30
Bandwidth Inc.
filed 2026-10-29
CIK 1514416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 23, 2026, 30,425,383 shares of the registrant’s Class A common stock and 1,958,028 shares of the registrant’s Class B common stock were outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

BANDWIDTH INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	As of September 30,	As of December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$171,315	$102,788
Marketable securities	4,491	8,476
Accounts receivable, net of allowance	118,138	91,409
Deferred costs	4,530	4,830
Prepaid expenses and other current assets	15,596	11,557
Total current assets	314,070	219,060
Property, plant and equipment, net	160,518	174,251
Operating right-of-use asset, net	151,003	152,950
Intangible assets, net	114,070	138,742
Deferred costs, non-current	2,003	3,098
Other long-term assets	7,323	7,754
Goodwill	345,422	356,772
Total assets	$1,094,409	$1,052,627
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$41,364	$42,600
Accrued expenses and other current liabilities	108,815	91,151
Current portion of deferred revenue	8,476	8,742
Operating lease liability, current	4,616	3,947
Current portion of convertible senior notes	—	7,627
Total current liabilities	163,271	154,067
Other liabilities	1,703	555
Operating lease liability, net of current portion	217,964	221,019
Deferred revenue, net of current portion	2,602	4,972
Deferred tax liability	16,285	24,479
Convertible senior notes	310,584	247,562
Total liabilities	712,409	652,654
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Class A voting common stock: $0.001 par value; 100,000,000 shares authorized; 31,227,520 and 29,385,869 shares issued as of September 30, 2026 and December 31, 2025, respectively; 30,425,383 and 29,385,869 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	31	29
Class B voting common stock: $0.001 par value; 20,000,000 shares authorized; 1,958,028 shares issued and outstanding as of September 30, 2026 and December 31, 2025	2	2
Treasury common stock: shares, at cost; 802,137 and 0 shares as of September 30, 2026 and December 31, 2025, respectively	(29,978)	—
Additional paid-in capital	500,825	485,836
Accumulated deficit	(72,574)	(84,326)
Accumulated other comprehensive loss	(16,306)	(1,568)
Total stockholders’ equity	382,000	399,973
Total liabilities and stockholders’ equity	$1,094,409	$1,052,627
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Revenue	$234,017	$191,895	$662,698	$546,149
Cost of revenue	149,217	118,097	421,441	329,175

Gross profit	84,800	73,798	241,257	216,974
Operating expenses
Research and development	36,495	33,008	112,304	95,389
Sales and marketing	25,567	24,702	75,554	75,976
General and administrative	20,943	18,096	60,778	56,052
Total operating expenses	83,005	75,806	248,636	227,417

Operating income (loss)	1,795	(2,008)	(7,379)	(10,443)
Other income (expense)
Net gain on extinguishment of debt	800	—	13,246	1,082
Interest expense, net	(180)	(498)	(1,820)	(1,533)
Other income (expense), net	929	(1,016)	1,487	(1,233)
Total other income (expense)	1,549	(1,514)	12,913	(1,684)

Income (loss) before income taxes	3,344	(3,522)	5,534	(12,127)
Income tax benefit	1,903	2,281	6,218	2,215
Net income (loss)	$5,247	$(1,241)	$11,752	$(9,912)

Net income (loss) per share
Basic	$0.16	$(0.04)	$0.37	$(0.33)
Diluted	$0.13	$(0.04)	$0.00	$(0.33)

Numerator used to compute net income (loss) per share:
Basic	$5,247	$(1,241)	$11,752	$(9,912)
Diluted	$5,022	$(1,241)	$4	$(9,912)

Weighted average number of common shares outstanding:
Basic	32,235,811	30,278,516	32,017,803	29,721,404
Diluted	40,134,189	30,278,516	37,976,873	29,721,404
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income (loss)	$5,247	$(1,241)	$11,752	$(9,912)
Other comprehensive (loss) income
Unrealized gain (loss) on marketable securities, net of income taxes	35	(38)	22	16
Foreign currency translation, net of income taxes	(1,454)	489	(14,760)	50,679
Total other comprehensive (loss) income	(1,419)	451	(14,738)	50,695
Total comprehensive income (loss)	$3,828	$(790)	$(2,986)	$40,783
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

BANDWIDTH INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Class A voting common stock		Class B voting common stock		Treasury common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Exercises of vested stock options	4,641	—	—	—	—	—	44	—	—	44
Vesting of restricted stock units	1,355,634	1	—	—	—	—	—	—	—	1
Equity awards withheld for tax liability	(375,553)	—	—	—	—	—	(5,646)	—	—	(5,646)
Repurchase of Class A common stock	—	—	—	—	313,936	(5,009)	—	—	—	(5,009)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	3	—	3
Foreign currency translation	—	—	—	—	—	—	—	(10,848)	—	(10,848)
Stock-based compensation	—	—	—	—	—	—	23,035	—	—	23,035
Net income	—	—	—	—	—	—	—	—	4,118	4,118
Balance at March 31, 2026	30,370,591	30	1,958,028	2	313,936	(5,009)	503,269	(12,413)	(80,208)	405,671
Exercises of vested stock options	37,055	—	—	—	—	—	489	—	—	489
Vesting of restricted stock units	395,856	—	—	—	—	—	—	—	—	—
Equity awards withheld for tax liability	(4,948)	1	—	—	—	—	(223)	—	—	(222)
Repurchase of Class A common stock	—	—	—	—	262,858	(15,003)	—	—	—	(15,003)
Capped call option purchase price	—	—	—	—	—	—	(21,821)	—	—	(21,821)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(16)	—	(16)
Foreign currency translation	—	—	—	—	—	—	—	(2,458)	—	(2,458)
Stock-based compensation	—	—	—	—	—	—	9,146	—	—	9,146
Net income	—	—	—	—	—	—	—	—	2,387	2,387
Balance at June 30, 2026	30,798,554	31	1,958,028	2	576,794	(20,012)	490,860	(14,887)	(77,821)	378,173
Exercises of vested stock options	1,733	—	—	—	—	—	17	—	—	17
Vesting of restricted stock units	427,233	—	—	—	—	—	—	—	—	—
Repurchase of Class A common stock	—	—	—	—	225,343	(9,966)	—	—	—	(9,966)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	35	—	35
Foreign currency translation	—	—	—	—	—	—	—	(1,454)	—	(1,454)
Stock-based compensation	—	—	—	—	—	—	9,948	—	—	9,948
Net income	—	—	—	—	—	—	—	—	5,247	5,247
Balance at September 30, 2026	31,227,520	$31	1,958,028	$2	802,137	$(29,978)	$500,825	$(16,306)	$(72,574)	$382,000
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANDWIDTH INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$11,752	$(9,912)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	52,613	39,658
Non-cash reduction to the right-of-use asset	2,553	2,472
Amortization of debt discount and issuance costs	1,198	1,054
Stock-based compensation	39,089	38,448
Deferred taxes and other	(7,290)	(1,056)
Net gain on extinguishment of debt	(13,246)	(1,082)
Changes in operating assets and liabilities:
Accounts receivable, net of allowance	(27,067)	(5,930)
Prepaid expenses and other assets	(2,456)	(4,767)
Accounts payable	104	5,630
Accrued expenses and other liabilities	20,989	(12,692)
Operating right-of-use liability	(2,994)	(946)
Net cash provided by operating activities	75,245	50,877
Cash flows from investing activities
Purchase of property, plant and equipment	(12,417)	(17,188)
Capitalized software development costs	(6,690)	(8,218)
Purchase of marketable securities	(7,409)	(12,680)
Proceeds from sales and maturities of marketable securities	11,415	7,672
Proceeds from sale of business	—	361
Net cash used in investing activities	(15,101)	(30,053)
Cash flows from financing activities
Borrowings on line of credit	148,700	28,500
Repayments on line of credit	(148,700)	(28,500)
Proceeds from issuance of convertible senior notes	316,250	—
Net cash paid for debt extinguishment	(236,084)	(26,144)
Purchase of capped call	(21,821)	—
Repurchase of Class A common stock	(29,978)	—
Payment of debt issuance costs	(12,937)	(25)
Value of equity awards withheld for tax liabilities and other	(5,403)	(2,907)
Net cash provided by (used in) financing activities	10,027	(29,076)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,645)	(284)
Net increase (decrease) in cash, cash equivalents, and restricted cash	68,526	(8,536)
Cash, cash equivalents, and restricted cash, beginning of period	103,160	82,234
Cash, cash equivalents, and restricted cash, end of period	$171,686	$73,698

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$171,315	$73,373
Restricted cash included in prepaid expenses and other current assets	371	325
Total cash, cash equivalents, and restricted cash, end of period	$171,686	$73,698

BANDWIDTH INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2026	2025

Supplemental disclosure of cash flow information
Cash paid for (received from) interest	$667	$(367)
Cash paid for taxes, net	$1,512	$524
Right-of-use assets obtained in exchange for new operating lease liabilities	$660	$1,446

Supplemental disclosure of noncash investing and financing activities
Purchase of property, plant and equipment, accrued but not paid	$4,437	$4,582
Purchase of property and equipment through lease incentive	$—	$1,875
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

Notes to Condensed Consolidated Financial Statements (continued)
The Company has achieved significant progress in realizing its strategic objective of providing a single, universal cloud platform to all global customers (the “Universal Platform”). Consequently, during the first quarter of 2026, the Company adjusted the remaining estimated useful life of the developed technology acquired in 2020 from 5 years to 2 years. This adjustment reflects the accelerated migration of customers to the Universal Platform. The change in estimate, which is accounted for prospectively, resulted in a $2.9 million and $8.9 million increase to amortization expense, respectively, for the three and nine months ended September 30, 2026. It also caused a decrease to basic net income per share of $0.07 and $0.21, respectively, and a decrease to diluted net income per share of $0.05 and $0.18, respectively, for the three and nine months ended September 30, 2026. See Note 5, “Goodwill and Intangible Assets,” to the condensed consolidated financial statements, for additional details on the Company’s intangible assets.
Marketable Securities
The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. The Company may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies investments with maturities greater than 90 days as marketable securities in the accompanying condensed consolidated balance sheets. The Company evaluates its investments to assess whether the amortized cost basis is in excess of estimated fair value and determines what amount of that difference, if any, is caused by expected credit losses. Allowance for credit losses is recognized as a charge in other income (expense), net on the condensed consolidated statements of operations, and any remaining unrealized losses are included in accumulated other comprehensive loss on the condensed consolidated balance sheets. Due to the nature and investment grade of the Company’s marketable securities, there were no credit losses recorded for the three and nine months ended September 30, 2026. There have been no impairment charges for any unrealized losses during the period.
Accounts Receivable and Current Expected Credit Losses
Accounts receivable are stated at realizable value, net of allowance for expected credit losses. The allowance for expected credit losses is based on management’s assessment of the collectability of its customer accounts. The Company regularly reviews the composition of the accounts receivable aging, historical credit losses, changes in payment patterns, customer creditworthiness, current economic trends, and reasonable and supportable forecasts about the future. Relevant risk characteristics include customer size and historical loss patterns. Management has evaluated the expected credit losses related to trade accounts receivable and determined that an allowance of approximately $0.7 million and $0.5 million for uncollectible accounts and customer balances that are disputed was required as of September 30, 2026 and December 31, 2025, respectively. Refer to Note 3, “Financial Statement Components” to these condensed consolidated financial statements, for a rollforward of the components of the allowance for the three and nine months ended September 30, 2026 and 2025.
The Company includes unbilled receivables in its accounts receivable balance. Generally, these receivables represent earned revenue from services provided to customers, which will be billed in the next billing cycle. As of September 30, 2026 and December 31, 2025, unbilled receivables were $71.3 million and $57.4 million, respectively.
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
With regard to customers, credit evaluation and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for expected credit losses are inherent in accounts receivable. As of September 30, 2026 and December 31, 2025, no individual customer represented more than 10% of the Company’s accounts receivable, net of allowance.

Notes to Condensed Consolidated Financial Statements (continued)
For the three and nine months ended September 30, 2026 and 2025, no individual customer represented more than 10% of the Company’s revenue.
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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value as of September 30, 2026 and December 31, 2025 because of the relatively short duration of these instruments. Marketable securities consist of time deposits and commercial paper not otherwise classified as cash equivalents. All marketable securities are considered to be available-for-sale and are recorded at their estimated fair values. Unrealized gains and losses for available-for-sale securities are recorded in accumulated other comprehensive loss.
The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following tables summarize the Company’s financial assets measured at fair value as of September 30, 2026 and December 31, 2025:

	Amortized cost or carrying value	Unrealized gains	Unrealized losses	Fair value measurements on a recurring basis September 30, 2026
				Level 1	Level 2	Level 3	Total

	(In thousands)
Financial assets:
Cash and cash equivalents:
Money market account	$48,376	$—	$—	$48,376	$—	$—	$48,376
Commercial paper	85,844	—	—	85,844	—	—	85,844
Total included in cash and cash equivalents	134,220	—	—	134,220	—	—	134,220
Marketable securities:
Commercial paper	4,440	51	—	4,491	—	—	4,491
Total marketable securities	4,440	51	—	4,491	—	—	4,491
Total financial assets	$138,660	$51	$—	$138,711	$—	$—	$138,711

	Amortized cost or carrying value	Unrealized gains	Unrealized losses	Fair value measurements on a recurring basis December 31, 2025
				Level 1	Level 2	Level 3	Total

	(In thousands)
Financial assets:
Cash and cash equivalents:
Money market account	$65,027	$—	$—	$65,027	$—	$—	$65,027
Commercial paper	29,082	—	—	29,082	—	—	29,082
Total included in cash and cash equivalents	94,109	—	—	94,109	—	—	94,109
Marketable securities:
Time deposits	5,000	5	—	5,005	—	—	5,005
Commercial paper	3,447	24	—	3,471	—	—	3,471
Total marketable securities	8,447	29	—	8,476	—	—	8,476
Total financial assets	$102,556	$29	$—	$102,585	$—	$—	$102,585

Notes to Condensed Consolidated Financial Statements (continued)
The Company classifies its marketable securities as current assets as they are available for current operating needs. The following table summarizes the contractual maturities of marketable securities as of September 30, 2026:

	Amortized cost	Aggregate fair value

	(In thousands)
Financial assets:
Less than one year	$4,440	$4,491
Total	$4,440	$4,491
As of September 30, 2026, the marketable securities were in an unrealized gain position. The Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. As of September 30, 2026, the Company anticipates that it will recover the entire amortized cost basis of its marketable securities before maturity.
During the three and nine months ended September 30, 2026, there were $1.0 million and $11.4 million, respectively, in maturities of marketable securities. During the three and nine months ended September 30, 2025, there were $2.9 million and $7.7 million, respectively, in maturities of marketable securities. There were no proceeds from sales of marketable securities for the three and nine months ended September 30, 2026 and 2025. The Company determines realized gains and losses on sale of marketable securities using the specific identification method and records such gains and losses in other income (expense), net on the condensed consolidated statements of operations.
As of September 30, 2026, the fair value of the 2028 Convertible Notes and 2032 Convertible Notes was approximately $6.4 million and $352.6 million, respectively. As of December 31, 2025, the fair value of the 2026 Convertible Notes and the 2028 Convertible Notes was approximately $7.5 million and $219.7 million, respectively. The fair value was determined based on the closing price for the Convertible Notes on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy. See Note 7, “Debt,” to the condensed consolidated financial statements for additional information regarding the Convertible Notes.

Notes to Condensed Consolidated Financial Statements (continued)
3. Financial Statement Components
Accounts receivable, net of allowance consists of the following:

	As of September 30,	As of December 31,
	2026	2025

	(In thousands)
Trade accounts receivable	$47,142	$34,322
Unbilled accounts receivable	71,337	57,400
Allowance for expected credit losses	(723)	(537)
Other accounts receivable	382	224
Total accounts receivable, net	$118,138	$91,409
Components of the allowance for expected credit losses are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(In thousands)
Balance, beginning of period	$(646)	$(2,062)	$(537)	$(2,172)
Charged to credit loss expense, net of reversals	(200)	(24)	(458)	(974)
Deductions (1)	123	1,663	270	2,869
Impact of foreign currency translation	—	(2)	2	(148)
Balance, end of period	$(723)	$(425)	$(723)	$(425)
________________________
(1) Write-off of uncollectible accounts after exhaustion of collection efforts.
Accrued expenses and other current liabilities consisted of the following:

	As of September 30,	As of December 31,
	2026	2025

	(In thousands)
Accrued expense	$80,690	$60,808
Accrued compensation and benefits	17,349	20,405
Accrued sales, use, VAT and telecommunications related taxes	6,346	4,421
Customer deposits	2,853	4,320
Other accrued expenses	1,577	1,197
Total accrued expenses and other current liabilities	$108,815	$91,151

Notes to Condensed Consolidated Financial Statements (continued)
4. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	As of September 30,	As of December 31,
	2026	2025

	(In thousands)
Furniture and fixtures	$16,084	$15,845
Computer and office equipment	15,145	14,789
Telecommunications equipment	98,114	92,829
Leasehold improvements	78,111	77,704
Software	23,308	22,302
Internal-use software development	50,342	44,198
Automobile	315	452
Land	27,636	27,636
Land Improvements	1,086	1,065
Total cost	310,141	296,820
Less—accumulated depreciation	(149,623)	(122,569)
Total property, plant and equipment, net	$160,518	$174,251
The Company capitalized $2.0 million and $6.6 million of software development costs for the three and nine months ended September 30, 2026, respectively, and $2.7 million and $8.1 million for the three and nine months ended September 30, 2025, respectively.
Amortization expense related to capitalized software development costs was $2.3 million and $6.5 million for the three and nine months ended September 30, 2026, respectively, and $1.9 million and $5.0 million for the three and nine months ended September 30, 2025, respectively.
The Company recognized depreciation expense, which includes amortization of capitalized software development costs, as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(In thousands)
Cost of revenue	$5,934	$5,299	$17,882	$15,137
Research and development	2,031	1,881	5,988	5,330
Sales and marketing	1,219	1,270	3,693	3,622
General and administrative	784	758	2,329	2,084
Total depreciation expense	$9,968	$9,208	$29,892	$26,173

Notes to Condensed Consolidated Financial Statements (continued)
5. Goodwill and Intangible Assets
Goodwill
The change in carrying amount of goodwill was as follows:

Total

(In thousands)
Balance as of December 31, 2025	$356,772
Foreign currency translation adjustments	(11,350)
Balance as of September 30, 2026	$345,422
Intangible Assets
Intangible assets, net consisted of the following:

	As of September 30,			As of December 31,
	2026			2025

	Gross Amount	Accumulated Amortization	Net Carrying Value	Gross Amount	Accumulated Amortization	Net Carrying Value

	(In thousands)
Customer relationships	$152,908	$(64,313)	$88,595	$154,492	$(57,344)	$97,148
Developed technology	82,015	(57,240)	24,775	84,765	(43,795)	40,970
Other, definite lived	2,828	(2,828)	—	2,828	(2,828)	—
Licenses and other, indefinite lived	700	—	700	624	—	624
Total intangible assets, net	$238,451	$(124,381)	$114,070	$242,709	$(103,967)	$138,742
The Company recognized amortization expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(In thousands)
Cost of revenue	$5,007	$2,100	$15,141	$6,039
Sales and marketing	2,524	2,533	7,580	7,446
Total amortization expense	$7,531	$4,633	$22,721	$13,485
The remaining weighted average amortization period for definite lived intangible assets is 7.4 years.

Notes to Condensed Consolidated Financial Statements (continued)
Future estimated amortization expense for definite lived intangible assets is as follows:

As of September 30,
2026

(In thousands)
2026 (remaining)	$7,460
2027	29,841
2028	10,021
2029	10,021
2030	10,021
Thereafter	46,006
$113,370

6. Leases
The Company primarily leases facilities for office space under non-cancelable operating leases for its U.S. and international locations. As of September 30, 2026, non-cancelable leases expire on various dates between 2026 and 2043, some of which include options to extend the leases for up to 20 years.
On January 1, 2025, the Company commenced a sublease of a portion of its corporate headquarters to Relay, Inc., a related party (“Relay”). The sublease expires on December 31, 2029 and does not include any option to renew or purchase, nor does it include any residual value guarantees. Effective July 1, 2026, the Company and Relay amended the sublease to expand the subleased space at the previously agreed-upon rates, with the term unchanged. As of September 30, 2026, total future minimum rent payments to the Company under this sublease were $10.9 million.
The components of operating lease expense recorded in the condensed consolidated statements of operations were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(In thousands)
Operating lease cost	$5,750	$5,752	$17,139	$17,200
Sublease income	(669)	(545)	(1,768)	(1,635)
Total net lease cost	$5,081	$5,207	$15,371	$15,565
Other supplemental information related to operating leases were as follows:

	Nine months ended September 30,
	2026	2025

Weighted average remaining lease term (in years)	16.52	17.53

Weighted average discount rate	8.75%	8.75%

Notes to Condensed Consolidated Financial Statements (continued)
Maturities of operating lease liabilities were as follows:

As of September 30,
2026

(In thousands)
2026 (remaining)	$5,958
2027	23,682
2028	23,722
2029	24,040
2030	24,423
Thereafter	333,341
Total lease payments	435,166
Less: imputed interest	(212,586)
Total lease obligations	222,580
Less: current obligations	(4,616)
Long-term lease obligations	$217,964

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
As of September 30, 2026, unamortized debt issuance costs related to the Credit Facility were $0.5 million, of which $0.3 million were included in prepaid expenses and other current assets and $0.2 million were included in other long-term assets. As of December 31, 2025, unamortized debt issuance costs were $0.7 million, of which $0.2 million were included in prepaid expenses and other current assets and $0.5 million were included in other long-term assets.
As of September 30, 2026, the Company had no outstanding borrowings under the Credit Facility and was in compliance with all financial and non-financial covenants for all periods presented. As of September 30, 2026, the available borrowing capacity under the Credit Facility was $150.0 million.
On July 25, 2026, the Company entered into a third amendment to the Credit Agreement to increase the aggregate amount of certain restricted payments the Company is permitted to make in any fiscal year from $20.0 million to $40.0 million, or if greater, 20% of TTM consolidated EBITDA, subject to the Company maintaining a pro forma consolidated senior secured leverage ratio at least 0.50 to 1.00 inside the maximum then-applicable consolidated senior secured leverage ratio covenant.

Notes to Condensed Consolidated Financial Statements (continued)
On October 26, 2026, the Company entered into a fourth amendment to the Credit Agreement (the “Fourth Amendment”) to, among other things, (i) increase the aggregate revolving credit commitments under the Credit Facility from $150.0 million to $200.0 million, (ii) extend the maturity date of the Credit Facility to October 26, 2031, (iii) delete the term “SOFR Adjustment” and all references thereto from the Credit Agreement, and (iv) increase the basket in Section 7.01(e) of the Credit Agreement from the greater of $5.0 million and 10% of TTM consolidated EBITDA to the greater of $10.0 million and 10% of TTM consolidated EBITDA.
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
During the first half of 2026, the Company entered into separate, privately negotiated repurchase agreements with a limited number of holders of the 2028 Convertible Notes to repurchase approximately $222.5 million aggregate principal amount of the 2028 Convertible Notes for an aggregate cash price of approximately $208.5 million (the “Privately Negotiated Repurchases”). The Privately Negotiated Repurchases closed on March 4, 2026 and June 18, 2026, respectively.
During August 2026, the Company repurchased approximately $20.8 million aggregate principal amount of the 2028 Convertible Notes in open market transactions (the “Open Market Repurchases”) for an aggregate cash price of approximately $19.9 million. The Open Market Repurchases closed on August 4, 2026. The difference between the consideration used for the Open Market Repurchases and the carrying value of the 2028 Convertible Notes resulted in a gain on extinguishment of debt of $0.8 million for the three months ended September 30, 2026.
In the aggregate, the Privately Negotiated Repurchases and Open Market Repurchases resulted in a gain of $13.2 million on the extinguishment of debt recorded within net gain on extinguishment of debt on the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2026. Following the Privately Negotiated Repurchases and Open Market Repurchases, approximately $6.7 million aggregate principal amount of the 2028 Convertible Notes remains outstanding. The capped call transactions entered into in connection with the 2028 Convertible Notes remain in effect notwithstanding the repurchases.
During the three and nine months ended September 30, 2026, the conditions allowing the holders of the 2028 Convertible Notes to convert were not met.

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
The 2032 Convertible Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the indenture governing the 2032 Convertible Notes (the “2032 Indenture”) or additional interest if the 2032 Convertible Notes are not freely tradeable as required by the 2032 Indenture. The 2032 Convertible Notes will mature on July 1, 2032, unless earlier repurchased, redeemed by the Company, or converted pursuant to their terms. The total net proceeds from the 2032 Convertible Notes, after deducting initial purchaser discounts, costs related to the 2032 Capped Calls (as defined herein), and debt issuance costs, paid by the Company, were approximately $281.5 million.
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
As of September 30, 2026, the 2032 Convertible Notes are classified as a long-term liability in the accompanying condensed consolidated balance sheets, based on contractual settlement provisions. The transaction costs of $12.9 million related to the 2032 Convertible Notes are accounted for as debt issuance costs that will be amortized to interest expense using the effective interest method over the contractual terms of the 2032 Convertible Notes at an annual effective interest rate of 0.688%.
The net carrying amount of the Convertible Notes were as follows:

	As of September 30,	As of December 31,
	2026	2025

2026 Convertible Notes:	(In thousands)
Principal	$—	$7,633
Unamortized debt issuance costs	—	(6)
2026 Convertible Notes net carrying amount	—	7,627

2028 Convertible Notes:
Principal	6,695	250,000
Unamortized debt issuance costs	(44)	(2,438)
2028 Convertible Notes net carrying amount	6,651	247,562

2032 Convertible Notes:
Principal	316,250	—
Unamortized debt issuance costs	(12,317)	—
2032 Convertible Notes net carrying amount	303,933	—
Total net carrying amount	$310,584	$255,189

Notes to Condensed Consolidated Financial Statements (continued)
Capped Calls
In connection with the offering of the 2026 Convertible Notes, the 2028 Convertible Notes, and the 2032 Convertible Notes, the Company entered into privately negotiated capped call transactions with certain counterparties (the “2026 Capped Calls”, the “2028 Capped Calls” and the “2032 Capped Calls,” respectively and, collectively, the “Capped Calls”). The initial strike price of the Capped Calls corresponds to the initial conversion price of the 2026 Convertible Notes, the 2028 Convertible Notes or the 2032 Convertible Notes, as applicable. The Capped Calls are generally intended to reduce or offset the potential dilution to the Class A common stock upon any conversion of the 2026 Convertible Notes, the 2028 Convertible Notes and the 2032 Convertible Notes with such reduction or offset, as the case may be, subject to a cap. On March 1, 2026, the 2026 Capped Calls expired, concurrently with the full settlement and satisfaction of the 2026 Convertible Notes. The 2028 Capped Calls and the 2032 Capped Calls remain outstanding as of September 30, 2026. The 2028 Capped Calls and the 2032 Capped Calls expire on April 1, 2028 and July 1, 2032, respectively, subject to earlier exercise or termination. The 2028 Capped Calls and the 2032 Capped Calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. In addition, the 2028 Capped Calls and the 2032 Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the 2028 Capped Calls and the 2032 Capped Calls, including changes in law, insolvency filings, and hedging disruptions. The Capped Call transactions are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost to purchase the Capped Calls was recorded as a reduction to additional paid-in capital in the accompanying condensed consolidated balance sheets.
The following table sets forth key terms and costs incurred for the Capped Calls related to the Convertible Notes as of September 30, 2026:

	2028 Convertible Notes	2032 Convertible Notes

	(In thousands, except share and per share amounts)
Initial approximate strike price per share, subject to certain adjustments	$179.27	$72.64
Initial cap price per share, subject to certain adjustments	$260.76	$105.66
Net costs incurred	$25,500	$21,821
Class A common stock covered, subject to anti-dilution adjustments	37,345	4,353,592

8. Revenue and Geographic Information
Revenue
The following table summarizes the Company’s revenue by geographic region, which is apportioned based on the destination of the service:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(In thousands)
United States	$207,167	$165,743	$582,853	$474,089
International	26,850	26,152	79,845	72,060
Total	$234,017	$191,895	$662,698	$546,149

For the three and nine months ended September 30, 2026 and 2025, no country outside of the United States represented 10% or more of the Company’s total revenues.

Notes to Condensed Consolidated Financial Statements (continued)
Remaining Performance Obligations
Revenue allocated to remaining performance obligations consists entirely of deferred revenue. The Company applies the optional exemption of not disclosing the transaction price allocated to the remaining performance obligations for its usage-based contracts and contracts with original duration of less than one year.
Contract Assets and Liabilities
The following table provides information about receivables and contract liabilities from contracts with customers:

	As of September 30,	As of December 31,
	2026	2025

	(In thousands)
Receivables (1)	$118,138	$91,409
Contract liabilities (2)	11,078	13,714
________________________
(1) Included in accounts receivable, net of allowance on the condensed consolidated balance sheets.
(2) Included in current portion of deferred revenue and deferred revenue, net of current portion on the condensed consolidated balance sheets.
Deferred revenue is recorded when cash payments are received in advance of future usage on contracts. Revenue is typically recognized in the following month when service is rendered or, in the case of nonrefundable upfront fees, over the estimated period of benefit from the date the fee is incurred by the customer. Customer refundable payments are recorded as customer deposits. During the three and nine months ended September 30, 2026, the Company recognized revenue of $1.9 million and $6.5 million, respectively, that was included in the deferred revenue balances at the beginning of the year. The Company expects to recognize $8.5 million in revenue over the next 12 months related to its contract liabilities as of September 30, 2026.
Long-lived Assets
The following table summarizes the Company’s long-lived assets by geographic region:

	As of September 30,	As of December 31,
	2026	2025

	(In thousands)
United States	$304,962	$320,406
International	6,559	6,795
Total	$311,521	$327,201

Notes to Condensed Consolidated Financial Statements (continued)
9. Stockholders’ Equity
Common Stock
The Company had reserved shares of Class A common stock for issuance under stock-based award agreements as follows:

	As of September 30,	As of December 31,
	2026	2025
Stock options issued and outstanding	22,018	67,297
Nonvested restricted stock units issued and outstanding	4,118,085	5,534,657
Stock-based awards available for grant under the 2017 Plan	4,841,279	3,751,786
Total	8,981,382	9,353,740
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
The following table summarizes the Company’s share repurchase activity under its share repurchase program:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In thousands, except share and per share amounts)
Total number of shares repurchased	225,343	—	802,137	—
Average price per share (1)	$44.20	$—	$37.35	$—
Aggregate purchase price (1)	$9,959	$—	$29,959	$—
________________________
(1) Excludes transaction costs and excise tax associated with the repurchase, if any.
As of September 30, 2026, approximately $50.0 million remained available for repurchases under the share repurchase program.

Notes to Condensed Consolidated Financial Statements (continued)
10. Stock-Based Compensation
Restricted Stock Units
The following summarizes the restricted stock unit (“RSU”) activity for the nine months ended September 30, 2026:

	Number of awards outstanding	Weighted-average grant date fair value (Per share)
Nonvested RSUs as of December 31, 2025	5,534,657	$15.91
Granted	1,046,186	17.92
Vested	(2,178,723)	17.32
Forfeited	(284,035)	15.47
Nonvested RSUs as of September 30, 2026	4,118,085	$15.89
As of September 30, 2026, total unrecognized compensation cost related to non-vested RSUs was $52.1 million, which will be amortized over a weighted-average period of 1.91 years.
Stock-Based Compensation Expense
The Company recognized total stock-based compensation expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(In thousands)
Cost of revenue	$319	$542	$1,208	$1,597
Research and development	5,634	5,622	17,045	16,703
Sales and marketing	1,770	1,799	5,233	5,940
General and administrative	5,769	4,365	15,603	14,208
Total	$13,492	$12,328	$39,089	$38,448

11. Commitments and Contingencies
Operating Leases
The Company leases office space under non-cancelable operating lease agreements that expire on various dates through July 2043. As of September 30, 2026, the Company has $435.2 million in future minimum rent payments for its office space.
Contractual Obligations
As of September 30, 2026, the Company has $25.4 million in non-cancellable purchase obligations, consisting of primarily network equipment maintenance and software license contracts, of which $12.4 million will be fulfilled within one year.

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

12. Segment Information
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
Significant expenses within net income (loss) include cost of revenue, research and development, sales and marketing, and general and administrative expenses, which are each separately presented on the Company’s condensed consolidated statements of operations. Other segment items within net income (loss) include net gain on extinguishment of debt, interest expense, net, other income (expense), net and income tax benefit.

13. Income Taxes
At the end of each interim reporting period, the Company determines the income tax provision by using an estimate of the annual effective tax rate, adjusted for discrete items occurring in the quarter. The effective income tax rate reflects the effect of federal, international, and state income taxes and the permanent impacts of differences in book and tax accounting.
The Company recognized an income tax benefit of $1.9 million and $6.2 million for the three and nine months ended September 30, 2026, respectively, compared with an income tax benefit of $2.3 million and $2.2 million for the three and nine months ended September 30, 2025, respectively. The effective tax rate was (56.9)% and (112.4)% for the three and nine months ended September 30, 2026, respectively, compared with 64.8% and

Notes to Condensed Consolidated Financial Statements (continued)
18.3% for the three and nine months ended September 30, 2025, respectively. The Company’s effective tax rate was negative for the three and nine months ended September 30, 2026 because the Company recorded an income tax benefit on consolidated pre-tax income. In the U.S., the valuation allowance against federal and state deferred tax assets limits income tax expense to current state taxes of approximately $0.1 million for the nine months ended September 30, 2026, notwithstanding U.S. pre-tax income. In foreign jurisdictions in which the Company does not maintain a valuation allowance, the Company recorded an income tax benefit on pre-tax losses.

The decrease in the income tax benefit for the three months ended September 30, 2026 as compared with the three months ended September 30, 2025, was primarily attributable to a discrete income tax benefit of approximately $2.0 million recognized in the three months ended September 30, 2025 upon enactment of the One Big Beautiful Bill Act (the “OBBBA”). The income tax benefit increased for the nine months ended September 30, 2026, as compared with the nine months ended September 30, 2025, primarily because of higher pre-tax operating losses outside the U.S. in jurisdictions without a valuation allowance. These increased losses were primarily driven by higher amortization of acquired intangible assets resulting from the first-quarter 2026 change in the remaining useful life of the developed technology acquired in 2020. See Note 1, “Description of Business and Summary of Significant Accounting Policies,” to these condensed consolidated financial statements, for additional information. The Company does not maintain a valuation allowance outside of the U.S. because reversal of existing deferred tax liabilities support realization of the related deferred tax assets.

Notes to Condensed Consolidated Financial Statements (continued)
14. Basic and Diluted Income (Loss) per Common Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potential shares of common stock, including shares issuable upon conversion of the Company’s convertible senior notes (calculated using the if-converted method), stock options, and unvested RSUs. The Company is in a net loss position for the three and nine months ended September 30, 2025, and therefore diluted shares equals basic shares.
The components of basic and diluted income (loss) per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(In thousands, except share and per share amounts)
Earnings per share:
Net income (loss) attributable to common stockholders	$5,247	$(1,241)	$11,752	$(9,912)
Net income (loss) per share
Basic	$0.16	$(0.04)	$0.37	$(0.33)
Diluted	$0.13	$(0.04)	$0.00	$(0.33)
Numerator used to compute net income (loss) per share:
Basic	$5,247	$(1,241)	$11,752	$(9,912)
Net gain on extinguishment of debt, net of taxes	(745)	—	(13,206)	—
Interest expense on convertible notes, net of taxes	520	—	1,458	—
Diluted (1)	$5,022	$(1,241)	$4	$(9,912)

Weighted average number of common shares outstanding:
Basic	32,235,811	30,278,516	32,017,803	29,721,404
Convertible debt conversion	4,433,843	—	2,368,515	—
Stock options issued and outstanding	16,363	—	34,650	—
Nonvested RSUs outstanding	3,448,172	—	3,555,905	—
Diluted	40,134,189	30,278,516	37,976,873	29,721,404
________________________
(1) Net income is adjusted for the reversal of the net gain on extinguishment of debt and add back of interest expense as part of the calculation for diluted earnings per share.
The following common share equivalents were excluded from the weighted average shares used to calculate diluted net income (loss) per common share because their effects would have been anti-dilutive:

	Nine months ended September 30,
	2026	2025
Stock options issued and outstanding	—	70,358
RSUs issued and outstanding	—	3,065,974
Convertible senior notes	—	1,537,847
Total	—	4,674,179

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

Overview
A global communications transformation is underway, and we believe Bandwidth is at the center. Our mission is to develop and deliver the power to communicate. We enable innovative organizations—from startup app developers to the world’s largest enterprises—to engage their end-users and deliver exceptional experiences everywhere people live, learn, work, and play. Backed by the Bandwidth Communications Cloud, our global owned-and-operated network spanning approximately 70 countries and reaching 90 percent of global gross domestic product (“GDP”), innovative enterprises use Bandwidth’s Application Programming Interfaces (“APIs”) to easily embed voice, messaging, emergency services, and super intelligence (“SI”) capabilities into software and applications. Bandwidth was the first cloud communications provider to offer a robust selection of APIs built on our own cloud platform. Our award-winning support teams help businesses around the world transform their communications every day.
Bandwidth is strategically positioned at the intersection of enterprise communications and SI. As global enterprises adopt SI-driven tools to modernize customer experiences, we believe SI voice will become a critical new layer of value creation. Our Maestro™ platform and Communications Cloud are designed to support this evolution, enabling the orchestration of SI voice agents across diverse environments with superior quality, reliability, and scale. We see our emerging leadership in SI Voice as a natural extension of our long-term strategy to power trusted, mission-critical communications for the world’s largest enterprises.
Bandwidth’s business continues to benefit from the application of SI technologies to cloud communications use cases, the enterprise migration to the cloud, adoption of Contact Center as a Service platforms, the need to be able to work from anywhere, the reinvention of customer experience, and the growth in messaging applications to engage directly with consumers. We believe these market trends are secular, long-lasting, and still early in the adoption curve.
With the combination of our software APIs, our global Communications Cloud, our SI orchestration capabilities, and our broad range of experience with global regulatory frameworks, we believe Bandwidth is one of the best-positioned providers in our space to deliver mission-critical communications for global enterprises. In fact, Bandwidth already powers all the 2025 GartnerⓇ Magic Quadrant Leaders in the key cloud communications categories of Unified Communications as a Service (“UCaaS”) and Contact Center as a Service (“CCaaS”), along with leading hyperscalers and Software as a Service (“SaaS”) platforms.
We aim to be the key enabling platform for communications transformation in the SI era. We will seek to do this in three ways: (1) cross-sell and up-sell our existing customers as they benefit from our global footprint, powerful APIs, and SI orchestration capabilities to automate and scale cloud communications; (2) focus on direct-to-enterprise growth to serve Global 2000 enterprises that directly leverage Bandwidth services to accelerate their digital transformations; and (3) be the preferred provider for enterprises and SaaS platforms that use conversational voice and messaging to create digital engagements that enhance the customer experience. These three strategies are the foundation of the durable business we seek to build.

Management’s Discussion and Analysis
For the three months ended September 30, 2026 and 2025, total revenue was $234 million and $192 million, respectively, representing an increase of 22% between periods. For the three months ended September 30, 2026 and 2025, net income was $5 million and net loss was $1 million, respectively. For the nine months ended September 30, 2026 and 2025, total revenue was $663 million and $546 million, respectively, representing an increase of 21% between periods. For the nine months ended September 30, 2026 and 2025, net income was $12 million and net loss was $10 million, respectively.

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
During the three months ended September 30, 2026, we repurchased 225,343 shares of our Class A common stock at an average price of $44.20 per share, excluding commissions, for an aggregate purchase price of $10 million. During the nine months ended September 30, 2026, we repurchased 802,137 shares of our Class A common stock at an average price of $37.35 per share, excluding commissions, for an aggregate purchase price of $30 million. As of September 30, 2026, approximately $50 million remained available for repurchases under the share repurchase program.

Retirement of 2026 Convertible Notes and Repurchase of 2028 Convertible Notes
On March 1, 2026, the 2026 Convertible Notes matured and the related 2026 Capped Calls expired. The aggregate remaining outstanding principal amount of $8 million of 2026 Convertible Notes, along with all accrued and unpaid interest, was settled in full in cash. As of September 30, 2026, no 2026 Convertible Notes remain outstanding.
During the first half of 2026, we entered into separate, privately negotiated repurchase agreements with a limited number of holders of the 2028 Convertible Notes to repurchase approximately $222 million aggregate principal amount of the 2028 Convertible Notes for an aggregate cash price of approximately $209 million (the “Privately Negotiated Repurchases”). The Privately Negotiated Repurchases closed on March 4, 2026 and June 18, 2026, respectively.
During August 2026, we repurchased approximately $21 million aggregate principal amount of the 2028 Convertible Notes in open market transactions (the “Open Market Repurchases”) for an aggregate cash price of approximately $20 million.
In the aggregate, the difference between the consideration used for the Privately Negotiated Repurchases and Open Market Repurchases and the carrying value of the 2028 Convertible Notes resulted in a gain of $13 million recorded within net gain on extinguishment of debt on our condensed consolidated statements of operations for the nine months ended September 30, 2026. Following the Privately Negotiated Repurchases and Open Market Repurchases, approximately $7 million aggregate principal amount of the 2028 Convertible Notes remains outstanding.

Issuance of 2032 Convertible Notes
On June 18, 2026, we issued $316 million aggregate principal amount of 0% Convertible Notes due July 1, 2032 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act (the “2032 Convertible Notes”). The total net proceeds from the 2032 Convertible Notes, after deducting initial

Management’s Discussion and Analysis
purchaser discounts, costs related to the 2032 Capped Calls (as defined herein), and debt issuance costs paid by us, were approximately $282 million.

Key Performance Indicator
We monitor the following key performance indicator to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.
Net Retention Rate
We believe net retention rate is useful in evaluating our business. For the three months ended September 30, 2026 and 2025, our net retention rate was 113% and 105%, respectively. The increase in our net retention rate was primarily driven by higher commercial messaging activity.
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
For the three months ended September 30, 2026 and 2025, we generated 75% and 74%, respectively, of our cloud communications revenue from reoccurring sources. For the nine months ended September 30, 2026 and 2025, we generated 75% and 73%, respectively, of our cloud communications revenue from reoccurring sources. The large bulk of our remaining cloud communications revenue is generated from recurring monthly charges.
We recognize accounts receivable at the time the customer is invoiced. Additionally, we record a receivable for unbilled revenue if services have been delivered and are billable in subsequent periods. Unbilled revenue made up 60% and 58%, of outstanding accounts receivable, net of allowance, as of September 30, 2026 and 2025, respectively.

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

Management’s Discussion and Analysis
Income Taxes
For the three months ended September 30, 2026 and 2025, our effective tax rate was (56.9)% and 64.8%, respectively. For the three months ended September 30, 2026 and 2025, our income tax benefit was $2 million in each period.
For the nine months ended September 30, 2026 and 2025, our effective tax rate was (112.4)% and 18.3%, respectively. For the nine months ended September 30, 2026 and 2025, our income tax benefit was $6 million and $2 million, respectively. The increase in income tax benefit is primarily due to higher pre-tax operating losses outside the U.S. in jurisdictions without a valuation allowance. These increased losses were primarily driven by higher amortization of acquired intangible assets resulting from the first-quarter 2026 change in the remaining useful life of the developed technology acquired in 2020. See Note 1, “Description of Business and Summary of Significant Accounting Policies,” to these condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We do not maintain a valuation allowance outside of the U.S. because reversal of existing deferred tax liabilities support realization of the related deferred tax assets.
Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of September 30, 2026, we continue to maintain a valuation allowance against our U.S. federal and state net deferred tax assets. A release of the valuation allowance would result in a significant non-cash income tax benefit in the period in which the conclusion is reached, which could materially affect net income and the effective tax rate for that period.

Management’s Discussion and Analysis
Results of Operations
The following table sets forth selected condensed consolidated statements of operations data for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(In thousands)
Revenue	$234,017	$191,895	$662,698	$546,149
Cost of revenue	149,217	118,097	421,441	329,175
Gross profit	84,800	73,798	241,257	216,974
Operating expenses:
Research and development	36,495	33,008	112,304	95,389
Sales and marketing	25,567	24,702	75,554	75,976
General and administrative	20,943	18,096	60,778	56,052
Total operating expenses	83,005	75,806	248,636	227,417
Operating income (loss)	1,795	(2,008)	(7,379)	(10,443)
Other income (expense), net:
Net gain on extinguishment of debt	800	—	13,246	1,082
Interest expense, net	(180)	(498)	(1,820)	(1,533)
Other income (expense), net	929	(1,016)	1,487	(1,233)
Total other income (expense), net	1,549	(1,514)	12,913	(1,684)
Income (loss) before income taxes	3,344	(3,522)	5,534	(12,127)
Income tax benefit	1,903	2,281	6,218	2,215
Net income (loss)	$5,247	$(1,241)	$11,752	$(9,912)
The following table sets forth selected condensed consolidated statements of operations data as a percentage of our total revenue for the periods presented. *

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue	100%	100%	100%	100%
Cost of revenue	64%	62%	64%	60%
Gross profit	36%	38%	36%	40%
Operating expenses:
Research and development	16%	17%	17%	17%
Sales and marketing	11%	13%	11%	14%
General and administrative	9%	9%	9%	10%
Total operating expenses	35%	40%	38%	42%
Operating income (loss)	1%	(1)%	(1)%	(2)%
Other income (expense), net:
Net gain on extinguishment of debt	—%	—%	2%	—%
Interest expense, net	—%	—%	—%	—%
Other income (expense), net	—%	(1)%	—%	—%
Total other income (expense), net	1%	(1)%	2%	—%
Income (loss) before income taxes	1%	(2)%	1%	(2)%
Income tax benefit	1%	1%	1%	—%
Net income (loss)	2%	(1)%	2%	(2)%
(*) Columns may not foot due to rounding.

Management’s Discussion and Analysis
Comparison of the three months ended September 30, 2026 and 2025
Revenue

	Three months ended September 30,
	2026	2025	Change

	(Dollars in thousands)
Cloud communications	$158,455	$141,806	$16,649	12%
Messaging surcharges	75,562	50,089	25,473	51%
Revenue	$234,017	$191,895	$42,122	22%
For the three months ended September 30, 2026, our cloud communications revenue increased by $17 million, or 12%, compared with the same period in 2025. Within cloud communications revenue, our Global Voice Plans revenue grew by 8% and was driven by higher voice traffic on our network. Our Programmable Messaging revenue increased by 26%, driven by growth in commercial messaging demand and approximately $3 million of political campaign messaging revenue ahead of the November 2026 U.S. midterm elections, which we do not expect to recur in 2027. Our Enterprise Voice revenue grew by 15%, reflecting strong momentum as customers increasingly chose Maestro for its software-driven orchestration layer that enables resilient, scalable global voice communications.
For the three months ended September 30, 2026, our messaging surcharges revenue increased by $25 million, or 51%, compared with the same period in 2025. This increase was primarily driven by higher messaging activity, as well as increased carrier surcharges within the messaging ecosystem.
For the three months ended September 30, 2026, our average annual customer revenue was $0.3 million, which increased by 18% compared with the same period in 2025, as a result of our strategy to attract and retain larger customers who provide revenue scale and enhanced profitability.
Cost of Revenue and Gross Margin

	Three months ended September 30,
	2026	2025	Change

	(Dollars in thousands)
Cost of revenue	$149,217	$118,097	$31,120	26%
Gross profit	$84,800	$73,798	$11,002	15%
Total gross margin	36%	38%
For the three months ended September 30, 2026, total cost of revenue increased by $31 million compared with the same period in 2025. The increase was driven by a $25 million increase in pass-through messaging surcharges, primarily due to higher messaging activity, and a $3 million increase in amortization of acquired intangible assets, from $2 million to $5 million. The amortization increase reflects the first-quarter 2026 change in the remaining estimated useful life of the developed technology acquired in 2020, from five years to two years, due to the accelerated migration of customers to our Universal Platform. See Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The combination of changes in total revenue and total cost of revenue yielded an increase in total gross profit of $11 million, or 15% from the same period in 2025, driven by higher cloud communications revenue.
For the three months ended September 30, 2026, our total gross margin percentage of 36% decreased by 2%, compared with the same period in 2025, driven by higher pass-through messaging surcharges within the total revenue mix.

Management’s Discussion and Analysis
Operating Expenses

	Three months ended September 30,
	2026	2025	Change

	(Dollars in thousands)
Research and development	$36,495	$33,008	$3,487	11%
Sales and marketing	25,567	24,702	865	4%
General and administrative	20,943	18,096	2,847	16%
Total operating expenses	$83,005	$75,806	$7,199	9%
As a percentage of revenue, total operating expenses for the three months ended September 30, 2026 and 2025 were 35% and 40%, respectively.
For the three months ended September 30, 2026, research and development expenses increased by $3 million, or 11%, compared with the same period in 2025. The increase was primarily from higher personnel-related expenses associated with increased research and development headcount to support continued investment in product innovation and platform development.
For the three months ended September 30, 2026, sales and marketing expenses increased by $1 million, or 4%, compared with the same period in 2025, primarily driven by a $0.5 million increase in employee-related expenses, including higher commissions and bonuses, and a $0.4 million increase in non-headcount operating expenses, including facilities and allocated costs.
For the three months ended September 30, 2026, general and administrative expenses increased by $3 million, or 16%, compared with the same period in 2025, driven by higher headcount expenses associated with ongoing operational support needs.
Interest Expense, Net
For the three months ended September 30, 2026, interest expense, net of interest income decreased by less than $1 million compared with the same period in 2025, primarily from higher interest income in connection with an inflow of cash received from the issuance of the 2032 Convertible Notes.
Income Tax Benefit
For the three months ended September 30, 2026 and 2025, we recognized an income tax benefit of $2 million in each period. The resulting effective tax rate for the three months ended September 30, 2026 was (56.9)%, compared with 64.8% for the three months ended September 30, 2025.
For the three months ended September 30, 2026, the effective tax rate of (56.9)% differed from the federal statutory rate of 21% in the U.S. primarily due to the valuation allowance recorded against our U.S. federal and state net deferred tax assets.

Management’s Discussion and Analysis
Comparison of the nine months ended September 30, 2026 and 2025
Revenue

	Nine months ended September 30,
	2026	2025	Change

	(Dollars in thousands)
Cloud communications	$460,480	$411,121	$49,359	12%
Messaging surcharges	202,218	135,028	67,190	50%
Revenue	$662,698	$546,149	$116,549	21%
For the nine months ended September 30, 2026, our cloud communications revenue increased by $49 million, or 12%, compared with the same period in 2025. Within cloud communications revenue, our Global Voice Plans revenue grew by 10% and was driven by higher voice traffic on our network. Our Programmable Messaging revenue increased by 21%, driven by growth in commercial messaging demand and approximately $4 million of political campaign messaging revenue ahead of the November 2026 U.S. midterm elections, which we do not expect to recur in 2027. Our Enterprise Voice revenue grew by 12%, reflecting continued demand for our enterprise voice solutions, aided by Maestro's abilities to simplify and manage complex global voice communications.
For the nine months ended September 30, 2026, our messaging surcharges revenue increased by $67 million, or 50%, compared with the same period in 2025. This increase was driven by higher messaging activity, as well as increased carrier surcharges within the messaging ecosystem.
Cost of Revenue and Gross Margin

	Nine months ended September 30,
	2026	2025	Change

	(Dollars in thousands)
Cost of revenue	$421,441	$329,175	$92,266	28%
Gross profit	$241,257	$216,974	$24,283	11%
Total gross margin	36%	40%
For the nine months ended September 30, 2026, total cost of revenue increased by $92 million, compared with the same period in 2025, driven by higher pass-through messaging surcharges of $66 million primarily from higher messaging activity, and a $9 million increase in amortization of acquired intangible assets, from $6 million to $15 million. The amortization increase reflects the first-quarter 2026 change in the remaining estimated useful life of the developed technology acquired in 2020, from five years to two years, due to the accelerated migration of customers to our Universal Platform. See Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The combination of changes in total revenue and total cost of revenue yielded an increase in total gross profit of $24 million, or 11%, from the same period in 2025, driven by higher cloud communications revenue.
For the nine months ended September 30, 2026, our total gross margin percentage of 36% decreased by 4% compared with the same period in 2025, driven by higher pass-through messaging surcharges within the total revenue mix.

Management’s Discussion and Analysis
Operating Expenses

	Nine months ended September 30,
	2026	2025	Change

	(Dollars in thousands)
Research and development	$112,304	$95,389	$16,915	18%
Sales and marketing	75,554	75,976	(422)	(1)%
General and administrative	60,778	56,052	4,726	8%
Total operating expenses	$248,636	$227,417	$21,219	9%
As a percentage of revenue, total operating expenses for the nine months ended September 30, 2026 and 2025 were 38% and 42%, respectively.
For the nine months ended September 30, 2026, research and development expenses increased by $17 million, or 18%, compared with the same period in 2025, from higher headcount expenses driven by the expansion of our research and development team.
For the nine months ended September 30, 2026, sales and marketing expenses decreased by less than $1 million, or 1%, compared with the same period in 2025, primarily due to lower headcount expenses from lower average headcount during the period.
For the nine months ended September 30, 2026, general and administrative expenses increased by $5 million, or 8%, compared with the same period in 2025, driven by higher headcount expenses in connection with ongoing operational support needs.
Interest Expense, Net
For the nine months ended September 30, 2026, interest expense, net of interest income increased by less than $1 million compared with the same period in 2025, primarily from an increase in interest expense resulting from borrowing on our Credit Facility during 2026.

Income Tax Benefit
For the nine months ended September 30, 2026, we recognized an income tax benefit of $6 million, an increase of $4 million compared with the same period in 2025. The resulting effective tax rate for the nine months ended September 30, 2026 was (112.4)%, compared with 18.3% for the nine months ended September 30, 2025. The increase in income tax benefit is primarily due to higher pre-tax operating losses outside the U.S. in jurisdictions without a valuation allowance. These increased losses were primarily driven by higher amortization of acquired intangible assets resulting from the first-quarter 2026 change in the remaining useful life of the developed technology acquired in 2020. See Note 1, “Description of Business and Summary of Significant Accounting Policies,” to these condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We do not maintain a valuation allowance outside of the U.S. because reversal of existing deferred tax liabilities support realization of the related deferred tax assets.
For the nine months ended September 30, 2026, the effective tax rate of (112.4)% differed from the federal statutory rate of 21% in the U.S. primarily due to the valuation allowance recorded against our U.S. federal and state net deferred tax assets.

Management’s Discussion and Analysis
Liquidity and Capital Resources
Our liquidity is provided by our cash flow from operations less expenditures for capital equipment, and supplemented by financing activities from time to time. Our cash flow from operations is driven by monthly payments from customers for communication services consumed during the period. Our primary uses of cash include operating costs, such as fees paid to other network service providers, network operations costs, personnel costs and facility expenses, as well as the purchase of property, plant and equipment to support growth on our communications platform and repurchases of shares of our Class A common stock under our share repurchase program. As of September 30, 2026, we had cash and cash equivalents of $171 million and marketable securities of $4 million.
In August 2023, we entered into a credit agreement (as amended to date, the “Credit Agreement”), among the Company, as borrower, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent, swingline lender and letters of credit issuer, which provides for a $150 million revolving credit facility (the “Credit Facility”). As of September 30, 2026, we had no outstanding borrowings under the Credit Facility and the available borrowing capacity was $150 million. On October 26, 2026, we entered into a fourth amendment to the Credit Agreement to, among other things, increase the aggregate revolving credit commitments under the Credit Facility from $150.0 million to $200.0 million and extend the maturity date of the Credit Facility to October 26, 2031. See Note 7, “Debt,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding the Credit Agreement, including a summary of the current terms of the Credit Facility.
In March 2026, we repaid the remaining $8 million aggregate principal amount of the 2026 Convertible Notes. We also repurchased $100 million aggregate principal amount of the 2028 Convertible Notes for an aggregate cash price of $92 million.
In June 2026, we issued $316 million aggregate principal amount of the 2032 Convertible Notes. The total net proceeds from the 2032 Convertible Notes, after deducting initial purchaser discounts, costs related to the 2032 Capped Calls (as defined herein), and debt issuance costs, paid by us, were approximately $282 million. We used approximately $117 million of those proceeds to repurchase approximately $122 million aggregate principal amount of the 2028 Convertible Notes.
In August 2026, we repurchased approximately $21 million aggregate principal amount of the 2028 Convertible Notes for an aggregate cash price of approximately $20 million, which along with the previous repurchases, reduced the outstanding principal balance of the 2028 Convertible Notes to approximately $7 million. We may, at any time and from time to time, seek to retire or purchase our 2028 Convertible Notes or 2032 Convertible Notes through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
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

Management’s Discussion and Analysis
Our principal future commitments consist of (i) an aggregate of $323 million in Convertible Notes, (ii) $435 million in future minimum rent payments for our current office space, including a $429 million non-cancelable lease for our corporate headquarters, which commenced in the third quarter of 2023 and which will continue for an initial twenty (20) year term, and (iii) $25 million in non-cancelable purchase obligations and future minimum payments under contracts to various service providers. For additional information on these future contractual obligations, see Note 7, “Debt,” and Note 11, “Commitments and Contingencies,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Cash Flows
The table below summarizes our cash flow information for the periods presented:

	Nine months ended September 30,
	2026	2025

	(In thousands)
Net cash provided by operating activities	$75,245	$50,877
Net cash used in investing activities	(15,101)	(30,053)
Net cash provided by (used in) financing activities	10,027	(29,076)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,645)	(284)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$68,526	$(8,536)
Cash Flows from Operating Activities
For the nine months ended September 30, 2026, net cash provided by operating activities was $75 million and was generated by our aggregate results of $87 million during the period, net of (1) non-cash items comprising depreciation and amortization, non-cash reduction to the right-of-use asset, amortization of debt discount and issuance costs, stock-based compensation, deferred taxes and other, net gain on extinguishment of debt and (2) an $11 million cash outflow, primarily from decreases in operating liabilities and increases in operating assets. Within operating liabilities, net cash provided of $18 million was primarily attributable to an increase in accrued expenses and other liabilities as a result of the timing of invoice processing and payments. Within operating assets, the net cash used of $30 million was primarily driven by a $27 million increase in accounts receivable, reflecting higher trade and unbilled accounts receivables resulting from increased customer usage during the final month of the quarter ended September 30, 2026, and changes in prepaid expenses and other current assets of $2 million.
Cash Flows from Investing Activities
For the nine months ended September 30, 2026, net cash used in investing activities was $15 million, primarily reflecting $12 million of capital expenditures for property, plant and equipment and $7 million of capitalized software development costs related to investments in our communications platform, partially offset by $4 million of net proceeds from marketable securities.
Cash Flows from Financing Activities
For the nine months ended September 30, 2026, net cash provided by financing activities was $10 million, primarily reflecting net proceeds of $282 million from the issuance of the 2032 Convertible Notes, after debt issuance costs and capped call payments, partially offset by $236 million used to retire the 2026 Convertible Notes and repurchase the 2028 Convertible Notes. We also used $30 million for share repurchases under our share repurchase program and $5 million primarily for tax withholdings on vested employee awards.

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
The following table shows a reconciliation of gross profit to non-GAAP gross profit and gross profit margin to non-GAAP gross margin for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(Dollars in thousands)
Gross Profit	$84,800	$73,798	$241,257	$216,974
Gross Profit Margin %	36%	38%	36%	40%
Depreciation	5,934	5,299	17,882	15,137
Amortization of acquired intangible assets	5,007	2,100	15,141	6,039
Stock-based compensation and related payroll taxes	343	542	1,329	1,597
Non-GAAP Gross Profit	$96,084	$81,739	$275,609	$239,747
Non-GAAP Gross Margin % (1)	61%	58%	60%	58%
________________________
(1) Calculated by dividing Non-GAAP gross profit by cloud communications revenue of $158 million and $460 million for the three and nine months ended September 30, 2026, respectively, and $142 million and $411 million for the three and nine months ended September 30, 2025, respectively.

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
•non-recurring items not indicative of ongoing operations and other; and
•estimated tax impact of above adjustments, net of valuation allowances, if applicable.
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

Management’s Discussion and Analysis
The following table shows a reconciliation of net income (loss) to non-GAAP net income and net income (loss) per share to non-GAAP net income per non-GAAP share for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(In thousands, except share and per share amounts)
Net income (loss)	$5,247	$(1,241)	$11,752	$(9,912)
Stock-based compensation and related payroll taxes	14,559	12,328	42,934	38,448
Amortization of acquired intangibles	7,531	4,633	22,721	13,485
Amortization of debt discount and issuance costs for convertible debt	541	278	998	854
Net gain on extinguishment of debt	(800)	—	(13,246)	(1,082)
Non-recurring items not indicative of ongoing operations and other (1)	15	1,185	(1,119)	2,002
Estimated tax effects of adjustments (2)	(7,209)	(5,721)	(18,081)	(9,373)
Non-GAAP net income	$19,884	$11,462	$45,959	$34,422
Interest expense on Convertible Notes (3)	13	238	348	726
Numerator used to compute Non-GAAP diluted net income per share	$19,897	$11,700	$46,307	$35,148

Net income (loss) per share
Basic	$0.16	$(0.04)	$0.37	$(0.33)
Diluted	$0.13	$(0.04)	$0.00	$(0.33)

Non-GAAP net income per Non-GAAP share
Basic	$0.62	$0.38	$1.44	$1.16
Diluted	$0.50	$0.36	$1.22	$1.10

Weighted average number of shares outstanding
Basic	32,235,811	30,278,516	32,017,803	29,721,404
Diluted	40,134,189	30,278,516	37,976,873	29,721,404

Non-GAAP basic shares	32,235,811	30,278,516	32,017,803	29,721,404
Convertible debt conversion	4,433,843	1,478,379	2,368,515	1,537,847
Stock options issued and outstanding	16,363	17,324	34,650	20,247
Nonvested RSUs outstanding	3,448,172	510,590	3,555,905	811,839
Non-GAAP diluted shares	40,134,189	32,284,809	37,976,873	32,091,337
________________________
(1) Non-recurring items not indicative of ongoing operations and other include (i) $(0.3) million and $(1.7) million of foreign exchange gains primarily related to balance sheet revaluations during the three and nine months ended September 30, 2026, respectively, (ii) $0.2 million of losses on prepaid contract and related implementation costs during the three and nine months ended September 30, 2026, (iii) $0.1 million and $0.4 million of losses on disposals of property, plant and equipment during the three and nine months ended September 30, 2026, respectively, (iv) $1.2 million of foreign exchange losses primarily related to balance sheet revaluations during three and nine months ended September 30, 2025, (v) less than $0.1 million and $0.2 million of losses on disposals of property, plant and equipment during the three and nine months ended September 30, 2025, respectively, (vi) $0.1 million of losses on sale of business during the nine months ended September 30, 2025, and (vii) $0.5 million of nonrecurring litigation expense during the nine months ended September 30, 2025.
(2) The estimated tax-effect of adjustments is determined by recalculating the tax provision on a Non-GAAP basis. The Non-GAAP effective income tax rate was 20.5% and 17.2% for the nine months ended September 30, 2026 and 2025, respectively. We analyze the Non-GAAP valuation allowance position on a quarterly basis. Given our history of Non-GAAP profitability, we have no valuation allowance against our deferred tax assets for Non-GAAP purposes as of September 30, 2026.
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
The following table shows a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(In thousands)
Net income (loss)	$5,247	$(1,241)	$11,752	$(9,912)
Income tax benefit	(1,903)	(2,281)	(6,218)	(2,215)
Interest expense, net	180	498	1,820	1,533
Depreciation	9,968	9,208	29,892	26,173
Amortization	7,531	4,633	22,721	13,485
Stock-based compensation and related payroll taxes	14,559	12,328	42,934	38,448
Net gain on extinguishment of debt	(800)	—	(13,246)	(1,082)
Non-recurring items not indicative of ongoing operations and other (1)	15	1,185	(1,119)	2,002
Adjusted EBITDA	$34,797	$24,330	$88,536	$68,432
________________________
(1) Non-recurring items not indicative of ongoing operations and other include (i) $(0.3) million and $(1.7) million of foreign exchange gains primarily related to balance sheet revaluations during the three and nine months ended September 30, 2026, respectively, (ii) $0.2 million of losses on prepaid contract and related implementation costs during the three and nine months ended September 30, 2026, (iii) $0.1 million and $0.4 million of losses on disposals of property, plant and equipment during the three and nine months ended September 30, 2026, respectively, (iv) $1.2 million of foreign exchange losses primarily related to balance sheet revaluations during three and nine months ended September 30, 2025, (v) less than $0.1 million and $0.2 million of losses on disposals of property, plant and equipment during the three and nine months ended September 30, 2025, respectively, (vi) $0.1 million of losses on sale of business during the nine months ended September 30, 2025, and (vii) $0.5 million of nonrecurring litigation expense during the nine months ended September 30, 2025.

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
The following table presents free cash flow for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(In thousands)
Net cash provided by operating activities	$37,705	$22,239	$75,245	$50,877
Net cash used in investing in capital assets (1)	(4,724)	(9,104)	(19,107)	(25,406)
Free cash flow	$32,981	$13,135	$56,138	$25,471
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
Except as disclosed in “Use of Estimates” in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates disclosed in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 19, 2026.

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
Interest Rate Risk
We had cash and cash equivalents of $171 million and marketable securities of $4 million as of September 30, 2026, which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of interest bearing checking and direct deposit accounts, and money market accounts. Marketable securities consist of commercial paper not otherwise classified as cash equivalents. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short‑term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Interest on borrowings under our Credit Facility accrues at an annual rate tied to a base rate or the SOFR, at our election. Under the terms of the Credit Agreement, loans based on SOFR bear interest at a rate equal to term SOFR for the applicable interest period plus 10 basis points plus an applicable margin between 2.0% and 2.5%, and loans based on the base rate bear interest at a rate equal to the base rate plus an applicable margin between 1.0% and 1.50%, in each case of the foregoing, depending upon our consolidated total leverage ratio for the most recent fiscal quarter for which financial statements have been delivered under the Credit Agreement. As a result, we are exposed to interest rate risk as we make draws on the Credit Facility. As of September 30, 2026, there were no outstanding borrowings under the Credit Facility. On October 26, 2026, we entered into a fourth amendment to the Credit Agreement, the significant amended terms of which are described in Note 7, “Debt,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
On June 18, 2026, we issued $316 million aggregate principal amount of the 2032 Convertible Notes. As of September 30, 2026, we paid off the entirety of our 2026 Convertible Notes and had gross carrying amounts of $7 million and $316 million outstanding from our 2028 Convertible Notes and 2032 Convertible Notes, respectively. As the 2028 Convertible Notes have a fixed annual interest rate and the interest rate on our 2032 Convertible Notes is 0%, we have no financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change. Additionally, the fair value can be affected when the market price of our common stock fluctuates. We carry the 2028 Convertible Notes and the 2032 Convertible Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.
See Note 7, “Debt,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the Credit Facility and the Convertible Notes.
A hypothetical 10% change in interest rates would not have had a material impact on our financial results included elsewhere in this Quarterly Report on Form 10-Q.

Foreign Currency Risk
The functional currencies of our foreign subsidiaries are the respective local currencies of the jurisdictions in which they operate, which are primarily the Euro and the British Pound. Approximately 12% and 13% of our total revenue was generated outside North America for the nine months ended September 30, 2026 and 2025, respectively. The majority of our revenues and operating expenses are denominated in U.S. dollars, and therefore are not currently subject to significant foreign currency risk. Our subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the year. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive loss within stockholders’ equity. Gains or losses due to transactions in foreign currencies are included in other income (expense), net in our condensed consolidated statements of operations. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currencies results in increased revenue and operating expenses for our rest of world operations. Similarly, our revenue and operating expenses for our rest of world operations decrease if the U.S. dollar strengthens against foreign currencies. A hypothetical 10% adverse change in foreign currency exchange rates would have adversely impacted our net income for the nine months ended September 30, 2026 by approximately $4 million.

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
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•We use SI in our business, and challenges in managing it could adversely affect our results of operations.
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
Our use of SI, including the ability for customers to integrate SI technologies developed by third parties into certain offerings via our Maestro platform and related offerings, may fail to yield the anticipated returns and could expose us to operational, competitive, and reputational risks that may adversely affect our operations.
We currently use SI in our business primarily with a focus on driving operational efficiencies for greater productivity, including in customer service, internal operations and network management, and we continue to expand our exploration of such capabilities. We also offer our customers the ability to integrate certain SI technologies developed by third parties into certain of our offerings, and this integration capability is a prominent feature of our Maestro offering. Certain other features of our products are also supported by third-party SI technologies. Certain capabilities within our products incorporate agentic SI (systems that autonomously execute multi-step tasks with reduced human intervention). The deployment of such agentic SI introduces risks that are distinct from those of traditional SI features, including risks of unintended or unauthorized actions, overstepping its intended boundaries, or straying from their original business goals.
Our competitors or other third parties may incorporate SI into their products and offerings, or use SI to gain internal efficiencies, more quickly or more successfully than us. The failure to differentiate our offerings by incorporating SI features that our customers want or to realize operational efficiencies could impair our ability to compete effectively and adversely affect our business, reputation and results of operations.

As with many developing technologies, SI presents risks and challenges, and may result in unintended consequences that could affect its further development, adoption, and use, and therefore our business. Deficiencies or other failures of SI systems could subject us to competitive harm, cybersecurity events, regulatory action, penalties, legal liability, or brand or reputational harm. Further, our customers may fail to provide adequate notice, collect consent, or otherwise fail to comply with applicable legal frameworks in their use of our products and services, or integrated SI products and services, which may subject us to regulatory action, private rights of action, legal liability, or brand or reputational harm.
The algorithms or training methodologies used in the SI we use or offer may be flawed. Datasets may be overly broad, insufficient, or contain inappropriately biased information. Generative SI may also generate outputs that are inaccurate, misleading, harmful, or otherwise flawed. This may happen if the inputs that the model relied on were inaccurate, incomplete, or flawed (including if a bad actor “poisons” the model with bad inputs or logic), or if the logic of the algorithm is flawed (a so-called “hallucination”). Our customers or others may rely on or use such outputs to their detriment, or it may lead to adverse outcomes, which may expose us to brand or reputational harm, competitive harm, and/or legal liability. Finally, if we enable or offer services or technologies that draw scrutiny or controversy, we may experience brand or reputational harm, competitive harm, and/or legal liability.
The rapidly evolving legal and regulatory landscape governing SI may impose significant compliance costs, restrict our use of SI, or expose us to liability, and our failure to anticipate or respond to these developments could adversely affect our operations.
SI is an emerging technology for which the legal and regulatory landscape is evolving rapidly, which may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality, privacy, intellectual property or security risks, ethical concerns, legal liability or other complications that could adversely affect our business, reputation and financial results. Laws and regulations applicable to SI are emerging and evolving, and the ultimate legal framework remains uncertain and may be inconsistent from jurisdiction to jurisdiction, including internationally. For example, we expect increased global regulation in the use of SI such as the European Union Artificial Intelligence Act, which imposes onerous obligations related to the development, placement on the market, and use of SI systems. We may not always be able to anticipate how to respond to these legal frameworks, and our obligation to comply with the laws and regulations could entail significant costs, negatively affect our business, or entirely limit our ability to incorporate certain SI capabilities into our offerings. If we cannot use SI or if that use is restricted, our business may be less efficient or we may be at a competitive disadvantage.
In particular, there is significant uncertainty surrounding the applications of intellectual property and privacy laws to SI. Intellectual property ownership and license rights, including copyright, surrounding SI technology have not been fully addressed by courts or other federal or state laws or regulations, and our use of SI or incorporation of SI into our offerings may result in disputes with respect to ownership or intellectual property, or exposure to claims of copyright or other intellectual property misappropriation. In addition, SI may involve the processing of personal and other sensitive data and may be subject to laws, policies, legal obligations, and contractual requirements related to privacy, data protection, and information security. Certain privacy laws extend rights to consumers (such as the right to obtain consent or delete certain personal data) and regulate automated decision making. An alleged or actual failure to meet these obligations may lead to regulatory investigations and fines or penalties; may require us to change our business practices or retrain our algorithms; or may prevent or limit our use of SI. It is also possible that we could be held liable for intellectual property, privacy, or other legal violations of third-party SI that we use, and that we may not have full recourse for any damages that we suffer (for example, our use of third-party SI may be subject to limitations of liability or provide no liability coverage (e.g., free or open-source technology)).
In addition, our public statements, investor presentations, and marketing materials regarding our SI capabilities in our products may be subject to heightened scrutiny by the SEC, investors, or plaintiffs who may allege that our representations were inaccurate or misleading. Any perceived gap between our stated SI capabilities and the operational reality of our products could expose us to regulatory investigations, securities litigation, or reputational harm.

The use of SI by our workforce may present risks to our business.
Our workforce uses SI technologies in connection with certain business functions, and we have policies governing their authorized use. Nevertheless, employees may use unauthorized or ungoverned SI applications outside of established governance and security controls, resulting in sensitive customer or business data being transmitted to third-party platforms in ways that are inconsistent with our privacy and data protection obligations. Our ability to mitigate these risks depends on our continued training, monitoring, and enforcement of policies governing employee SI use.
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
•challenges in keeping abreast of, understanding and complying with local laws, regulations and customs in multiple foreign jurisdictions, particularly in the areas of telecommunications, data privacy and security, and super intelligence;
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
We use SI technologies internally, and we also have incorporated SI-powered features into certain of our solutions and may continue to do so in the future. The integration of SI models and large data sets into our products and internal systems, including those provided by third parties, may heighten our exposure to cyber-attacks, data breaches, misuse of our data and other security incidents. In addition, SI technologies may be used in connection with cyber-attacks, which may increase in sophistication, frequency or speed of such attacks and, in turn, make them more difficult to detect or mitigate.
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
In addition, congressional legislative efforts to rewrite the Telecommunications Act of 1996 or enact other legislation impacting our operations, including but not limited to, legislation focused around issues of telecommunications, cybersecurity, and SI, as well as various state legislative initiatives, may cause major industry and regulatory changes. We cannot predict the outcome of these proceedings or legislative initiatives or the effects, if any, that these proceedings or legislative initiatives may have on our business and operations. Our business would be substantially impaired if the FCC, the courts, state commissions, or interconnected carriers eliminated our access to the facilities and services we use to serve our customers, substantially increased the rates we pay for facilities and services, increased the costs or complexity associated with providing emergency 911 services or adversely affected the revenue we receive from other carriers or our customers.
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
Our operations are subject to regulation at the regional bloc (e.g., the European Union), country, state and local levels. Changes to existing regulations or rules, or the failure of regulatory agencies to regulate in areas historically regulated on matters such as network neutrality, licensing fees, environmental, health and safety, privacy, intercarrier compensation, emergency services, interconnection, illegal robocalling, extraterritorial use of telephone numbers, cybersecurity, SI and other areas, in general or particular to our industry, may increase uncertainty and costs and restrict operations or decrease revenue.
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
Our use of SI technologies introduces additional open source licensing risk. SI model training and output generation may involve open source components, and SI-generated outputs may inadvertently reproduce or be derived from open sourced-licensed material in ways that impose unexpected license obligations or expose us to infringement claims. These risks limit our ability to protect certain SI-related intellectual property or commercialize certain SI features.
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
Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel, and our inability to do so could adversely affect our business, results of operations and financial condition. Competition for talent in the technology industry has become increasingly intense, and the market to recruit, retain and motivate talent has become even more competitive. Many key individual contributors, particularly in software development, super intelligence, sales and cloud computing and telecommunications infrastructure, are critical to our success and can attract very significant compensation packages. In addition, we believe that there is, and will continue to be, intense competition for highly skilled management, technical, sales and other personnel with experience in our industry in the Raleigh, North Carolina area, where our corporate headquarters are located, and in other geographic locations where we maintain offices.

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
Prior to our initial public offering, there was no public market for shares of our Class A common stock. On November 10, 2017, we sold shares of our Class A common stock to the public at $20.00 per share. From November 10, 2017, the date that our Class A common stock began trading on the NASDAQ Global Select Market, through September 30, 2026, the trading price of our Class A common stock has ranged from $9.20 per share to $198.61 per share. The trading price of our Class A common stock may continue to be volatile and could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Information regarding purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our Class A common stock during the three months ended September 30, 2026 is provided below (in thousands, except share and per share amounts):

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan or program (1)	Approximate dollar value of shares that may yet be purchased under publicly announced plan or program (1)
July 1 - 31, 2026	89,886	$38.94	89,886	$56,500
August 1 - 31, 2026	78,232	46.78	78,232	52,840
September 1 - 30, 2026	57,225	48.93	57,225	50,041
Total	225,343		225,343
________________________
(1) On February 19, 2026, our Board of Directors authorized a share repurchase program of $80 million of shares of our outstanding Class A common stock, subject to market conditions, contractual restrictions and other factors. As of September 30, 2026, we had repurchased an aggregate purchase price of approximately $30 million of our Class A common stock under this program. Under the share repurchase program, we may purchase shares from time to time at the discretion of management through open market purchases, block trades, accelerated or other structured share repurchase programs, privately negotiated transactions, Rule 10b5-1 plans or other means. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The manner, timing, pricing and amount of any transactions will be subject to the discretion of management and may be based upon market conditions, regulatory requirements and alternative opportunities that we may have for the use or investment of our capital. The program does not obligate us to acquire any particular amount of Class A common stock, and the program may be extended, modified, suspended or terminated at any time at our discretion.
(2) The average price per share excludes transaction costs and excise tax associated with the repurchase, if any.

Item 5. Other Information
The following table describes any contracts, instructions or written plans for the sale or purchase of our securities adopted, amended or terminated by our directors or executive officers during the three months ended September 30, 2026, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan	Aggregate Number of Securities to be Purchased or Sold
Devesh Agarwal Chief Operating Officer	8/4/2026	8/1/2027	Covers the sale of up to 25,000 shares of Class A common stock.
Daryl E. Raiford (1) Chief Financial Officer	9/4/2026	12/3/2027	Covers the sale of an indeterminate number of shares of Class A common stock issued upon future equity award vesting events.
David A. Morken Chairman and Chief Executive Officer	9/14/2026	3/14/2028
Covers the sale of up to (i) 56,135 shares of Class B common stock held by David A. Morken at prices ranging from $100.00 to $150.00 per share, and (ii) 1,093,740 shares of Class B common stock held by Hazel-Rah III, LLC at prices ranging from $150.00 to $600.00 per share.

________________________
(1) In accordance with Rule 10b5-1(c)(1)(ii)(D), trading under this arrangement will not commence until all trades under the executive’s prior Rule 10b5-1 trading arrangement, adopted on June 3, 2026, are fully completed or expire without execution, and the applicable regulatory cooling-off period has elapsed.

Item 6. Exhibits

Exhibit Index

Exhibit number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation.	10-Q	001-38285	3.1	12/14/2017
3.2	Third Amended and Restated Bylaws.	8-K	001-38285	3.1	11/2/2023
10.1	Letter Agreement, dated August 31, 2026, between the Company and Mr. Asbill.	8-K	001-38285	10.1	9/4/2026
10.2	Employment Agreement, dated September 1, 2026, between the Company and Ms. Harlan.	8-K	001-38285	10.2	9/4/2026
10.3	Fourth Amendment to Credit Agreement among Bandwidth Inc., certain subsidiaries of Bandwidth Inc., the several lenders from time to time party thereto, and Bank of America, N.A., dated as of October 26, 2026.				Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
101.INS	XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.				Filed herewith
101.SCH	XBRL Taxonomy Schema Document.				Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).				Filed herewith
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

BANDWIDTH INC.

Date:	October 29, 2026	By:	/s/ David A. Morken
David A. Morken
Chief Executive Officer
(Principal Executive Officer)

Date:	October 29, 2026	By:	/s/ Daryl E. Raiford
Daryl E. Raiford
Chief Financial Officer
(Principal Financial Officer)

Date:	October 29, 2026	By:	/s/ Devin M. Krupka
Devin M. Krupka
Senior Vice President, Corporate Controller
(Principal Accounting Officer)